Form 10-Q
period 1996-03-31
LEARNING TREE INTERNATIONAL INC
filed 1996-05-08
CIK 1002037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1996
                               --------------

                                       or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from           to
                               ----------  -----------

Commission file number 33-97842
                       --------

                       LEARNING TREE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                               95-3133814
      -------------------------------              --------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)                identification No.)

              6053 WEST CENTURY BOULEVARD, LOS ANGELES, CA  90045
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code   (310) 417-9700
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X      No
                                          -----       -----

The number of shares of common stock, $.0001 par value, outstanding as of May 3, 1996, is 14,295,901 shares.

                                      Total number of pages     12
                                                              ------

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                MARCH 31, 1996


                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I--FINANCIAL STATEMENTS

  Item 1.   Financial Statements:
            Consolidated Balance Sheets...................................    3
            Consolidated Statements of Operations.........................    4
            Consolidated Statements of Cash Flows.........................    5
            Notes to Consolidated Financial Statements....................    6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................    8


PART II--OTHER INFORMATION

  Item 1.   Legal Proceedings.............................................   11
  Item 2.   Changes in Securities.........................................   11
  Item 3.   Defaults Upon Senior Securities...............................   11
  Item 4.   Submission of Matters to a Vote of Security Holders...........   11
  Item 5.   Other Information.............................................   11
  Item 6.   Exhibits and Reports on Form 8-K..............................   11


SIGNATURES................................................................   12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,     September 30,
                                                                                        1996             1995
                                                                                    -------------   --------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.....................................................    $44,238,000      $10,029,000
  Trade accounts receivable, net................................................      8,539,000        8,623,000
  Prepaid marketing expenses....................................................        587,000          707,000
  Prepaid expenses and other....................................................      2,502,000        1,977,000
                                                                                    -----------      -----------
        Total current assets....................................................     55,866,000       21,336,000
                                                                                    -----------      -----------
Equipment and leasehold improvement, net........................................      7,372,000        5,756,000
Deferred income taxes...........................................................        475,000          478,000
Other assets....................................................................        897,000          857,000
                                                                                    -----------      -----------
        Total assets............................................................    $64,610,000      $28,427,000
                                                                                    ===========      ===========

LIABILITIES
Current liabilities:
  Current portion of debt and capital leases....................................    $   140,000      $   191,000
  Trade accounts payable........................................................      6,413,000        6,852,000
  Deferred revenue..............................................................     12,411,000       10,346,000
  Accrued liabilities...........................................................      4,877,000        4,381,000
  Income taxes payable..........................................................        689,000        1,073,000
                                                                                    -----------      -----------
        Total current liabilities...............................................     24,530,000       22,843,000
Long-term debt and capital leases, net of current portion.......................        193,000          272,000
Deferred facilities rent........................................................      1,827,000        2,007,000
                                                                                    -----------      -----------
        Total liabilities.......................................................     26,550,000       25,122,000
                                                                                    -----------      -----------

Commitments

STOCKHOLDERS' EQUITY
  Class A Common Stock, $.0001 par value, 23,000,000 shares authorized,
        9,955,000 shares ($1,000) issued and outstanding, including
        additional paid-in capital of $7,000....................................             --            8,000
  Class B Common Stock, nonvoting, $.0001 par value, 2,000,000 shares authorized, 1,417,000 shares issued and outstanding, including
        additional paid-in capital of $1,209,000................................             --        1,209,000
  Common Stock, $.0001 par value, 25,000,000 shares authorized,
        14,296,000 shares issued and outstanding................................          1,000               --
  Additional paid-in capital....................................................     32,066,000               --
  Notes receivable from stockholders............................................       (171,000)        (679,000)
  Deferred compensation--stockholders...........................................       (247,000)        (287,000)
  Cumulative foreign currency translation.......................................       (872,000)        (882,000)
  Retained earnings.............................................................      7,283,000        3,936,000
                                                                                    -----------      -----------
        Total stockholders' equity..............................................     38,060,000        3,305,000
                                                                                    -----------      -----------
        Total liabilities and stockholders' equity..............................    $64,610,000      $28,427,000
                                                                                    ===========      ===========

         See accompanying notes to consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           Three Months Ended                  Six Months Ended
                                                               March 31,                             March 31,
                                                      -----------------------------     ----------------------------
                                                         1996              1995             1996          1995
                                                      -----------       -----------     -----------      -----------

Revenues...........................................   $22,712,000       $17,774,000     $45,890,000      $36,242,000
Costs of revenues.................................      8,969,000         6,980,000      18,201,000       14,112,000
                                                      -----------       -----------     -----------      -----------
 Gross profit......................................    13,743,000        10,794,000      27,689,000       22,130,000
                                                      -----------       -----------     -----------      -----------

Operating expenses:
 Course development................................     1,347,000         1,139,000       2,533,000        2,228,000
 Sales and marketing...............................     7,936,000         6,041,000      14,144,000       10,648 000
 General and administrative........................     2,895,000         2,946,000       6,294,000        5,988,000
                                                      -----------       -----------     -----------      -----------
                                                       12,178,000        10,126,000      22,971,000       18,864,000
                                                      -----------       -----------     -----------      -----------
Income from operations.............................     1,565,000           668,000       4,718,000        3,266,000
                                                      -----------       -----------     -----------      -----------

Other income (expense):
 Interest expense..................................       (10,000)          (18,000)        (19,000)         (42,000)
 Interest income...................................       556,000            57,000         794,000           94,000
 Foreign exchange..................................       (77,000)          223,000        (133,000)         212,000
 Other.............................................         1,000            51,000         (15,000)          29,000
                                                      -----------       -----------     -----------      -----------
                                                          470,000           313,000         627,000          293,000
                                                      -----------       -----------     -----------      -----------
Income before provision for income taxes...........     2,035,000           981,000       5,345,000        3,559,000
Provision for income taxes.........................       634,000           143,000       1,577,000          665,000
                                                      -----------       -----------     -----------      -----------

Net income.........................................   $ 1,401,000       $   838,000     $ 3,768,000      $ 2,894,000
                                                      ===========       ===========     ===========      ===========

Net income per common share and common
 equivalent share..................................   $      0.10       $      0.07     $      0.29      $      0.25
                                                      ===========       ===========     ===========      ===========

Weighted average number of common and common
 equivalent shares outstanding.....................    14,279,000        11,355,000      13,179,000       11,359,000
                                                      ===========       ===========     ===========      ===========

          See accompanying notes to consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                Six Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                              1996            1995
                                                                          ------------    -----------

Cash flows--operating activities:
  Net income...........................................................   $ 3,768,000    $ 2,894,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization................................     1,459,000        984,000
          Deferred facilities rent charges.............................      (166,000)      (268,000)
          Amortization of deferred compensation........................        40,000             --
          Unrealized foreign exchange (gains) losses...................       117,000       (263,000)
          Change in net assets and liabilities:
               Trade accounts receivable...............................       (21,000)       348,000
               Prepaid marketing expenses..............................       110,000       (110,000)
               Prepaid expenses and other..............................      (501,000)      (711,000)
               Income taxes............................................      (388,000)       902,000
               Trade accounts payable..................................      (336,000)      (890,000)
               Deferred revenue........................................     2,263,000      1,157,000
               Accrued liabilities.....................................       556,000      1,007,000
                                                                          -----------    -----------
          Net cash provided by operating activities....................     6,901,000      5,050,000
                                                                          -----------    -----------

Cash flows--investing activities:
  Purchases of equipment and leasehold improvements....................    (3,156,000)    (1,491,000)
  Retirements of equipment.............................................         8,000        102,000
  Other, net...........................................................       (51,000)         9,000
                                                                          -----------    -----------

          Net cash used in investing activities........................    (3,199,000)    (1,380,000)
                                                                          -----------    -----------

Cash flows--financing activities:
  Principal payments of debt and capital leases........................      (111,000)      (629,000)
  Proceeds from additional debt........................................            --        166,000
  Sales of Common Stock................................................    30,875,000          2,000
  Repurchase of Common Stock...........................................            --       (195,000)
  Collections of stockholder notes.....................................        43,000         16,000
                                                                          -----------    -----------

          Net cash provided by (used in) financing activities..........    30,807,000       (640,000)
                                                                          -----------    -----------

Effects of exchange rates on cash......................................      (300,000)       112,000
                                                                          -----------    -----------
Net increase in cash and cash equivalents..............................    34,209,000      3,142,000
Cash and cash equivalents at the beginning of the period...............    10,029,000      2,774,000
                                                                          -----------    -----------
Cash and cash equivalents at the end of the period.....................   $44,238,000    $ 5,916,000
                                                                          ===========    ===========

Supplemental disclosures:
          Income taxes paid............................................   $ 2,057,000    $   368,000
                                                                          ===========    ===========
          Interest paid................................................   $    18,000    $    73,000
                                                                          ===========    ===========

          See accompanying notes to consolidated financial statements.

                       LEARNING TREE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

         The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1995 that are contained in the Company's Amendment No. 3 to Form S-1 Registration Statement dated December 5, 1995.

Note 2.  Stock Split
         -----------

         On October 5, 1995, the Company effected a 3.66 for 1 split of the Company's Class A Voting Common Stock and Class B Non-Voting Common Stock. All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock split.

Note 3.  Computation of Net Income per Common share and Common Equivalent Share:
         ----------------------------------------------------------------------

         Net income per common share and common equivalent share is computed using the weighted average number of shares of Common Stock outstanding during the period. The weighted average number of common and common equivalent shares outstanding was computed pursuant to the rules of the Securities and Exchange Commission. Such rules require that common stock and common stock equivalents issued by the Company during the twelve months preceding the Company's initial public offering at prices below the public offering price (436,000 shares) be included in the calculation of the shares outstanding for all periods presented, using the treasury stock method.

Note 4:  Public Offering
         ---------------

         On December 6, 1995, 3,000,000 shares of the Company's Common Stock were sold in an initial public offering, of which 2,500,000 shares were sold by the Company and 500,000 shares were sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by its stockholders. However, the Company received net proceeds of approximately $26.0 million from its sale of shares in the initial public offering, which proceeds are being used for working capital and general purposes, including:
(i) increasing the marketing and advertising of the Company's computer-based classroom training courses, (ii) developing additional classroom courses, (iii) developing proprietary software for the Company's multimedia computer-based training courses, and (iv) for general corporate purposes. The Company also may use a portion of the net proceeds to acquire technologies and related assets or businesses complementary to its operations.

         Effective as of the closing of the initial public offering on December 6, 1995, each outstanding share of Class B Non-Voting Common Stock was converted into one fully paid and non-assessable share of Class A Voting Common Stock and, thereafter, the Common Stock ceased to be divided into series and instead consists of a single class. There were 1,417,000 shares of Class B Non-Voting Common Stock outstanding at September 30, 1995.

         On January 5, 1996, an additional 450,000 shares of Common Stock were sold by the Company pursuant to a purchase option granted to the underwriters at the time of the initial public offering solely to cover over allotments. The Company received net proceeds of approximately $4.9 million after deducting underwriter commissions and other stock issuance costs.

Note 5:  Stock Option Plan
         -----------------

         In October 1995, the Company and its stockholders adopted the 1995 Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to purchase an aggregate of up to 1,500,000 shares of the Common Stock of the Company. The Stock Option Plan permits the grant of options to officers, employees, directors and consultants of the Company. The exercise price of incentive stock options granted will be greater than or equal to their fair market value at the date of grant, and the maximum term of all options may not exceed ten years. The vesting schedule and the period required for full exercisability of the stock options are at the discretion of the Board of Directors but in no event can they be less than six months. No options have been granted under the Stock Option Plan.

Note 6:  Cash Flow Information
         ---------------------

         In March 1996, the Company repurchased 26,393 shares of Common Stock from employees for the cancellation of notes receivable from such stockholders in the amount of $446,000. In November 1994, the Company repurchased 148,000 shares of Class B Common Stock from employees for the cancellation of notes receivable from such stockholders in the amount of $18,000 and the issuance of notes payable by the Company of $195,000. During the six months ended March 31, 1996, notes receivable from stockholders in the amount of $19,000 were offset against the equivalent amount of notes payable to such stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Learning Tree International, Inc. (the "Company"), is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of course titles focused on client/server systems, local and wide area computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology, the Internet and IT management. The Company also tests and certifies IT professionals in 17 IT job functions, including its newly introduced internet/intranet certified professional program. The Company's courses are recommended for college credit by the American Council on Education.

         In addition to the foregoing, the Company is developing a line of interactive computer-based training courses incorporating audio and graphical elements ("multimedia CBT") that are designed for both stand-alone CD-ROM and network-based delivery. The Company began marketing its multimedia CBT product line in January 1996 and commenced delivery of its first titles in February 1996. The Company has released its first five multimedia CBT course titles and plans to introduce an additional 10 to 15 multimedia CBT course titles by September 30, 1996. However, the actual number of titles which will be produced and their delivery dates are subject to a number of factors such as the hiring and training of additional staff, continued refinements in the development and production process and the availability of subject matter experts who are also responsible for developing and teaching the Company's classroom courses. CBT revenue recognized to date has not been material and the Company anticipates that instructor-led training will continue to provide substantially all of its revenues in fiscal 1996.

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's operating results may fluctuate based on various factors, including the frequency of course events, the frequency and size of, and response to, the Company's direct mail marketing campaigns, the timing of the introduction of new course titles and alternate delivery methods, the mix between customer-site course events and Learning Tree-site course events, competitive forces within the current and anticipated future markets served by the Company, the spending patterns of its customers, currency fluctuations, inclement weather and general economic conditions. Fluctuations in quarter-to-quarter results may also occur depending on differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

         The Company's revenues and income have historically varied significantly from quarter to quarter due to seasonal and other factors. The Company generally has greater revenue and operating income in the second half of its fiscal year (April through September) than in the first half of its fiscal year (October through March). This seasonality is due in part to seasonal spending patterns of the Company's customers, and in part to quarterly differences in the frequency and size of the Company's direct mail marketing campaigns, as well as weather, holiday and vacation patterns. There can be no assurance that these seasonal effects will remain the same in the future.

RESULTS OF OPERATIONS

         For the quarter ended March 31, 1996, revenues increased by $4.9 million or 28% to $22.7 million from $17.8 million for the corresponding quarter in the prior year. Income from operations for the quarter ended March 31, 1996, increased $897,000 or 134% to $1.6 million from $668,000 for the same quarter of fiscal 1995. For the quarter ended March 31, 1996, net income increased $563,000 or 67% to $1.4 million from $838,000 for the quarter ended March 31, 1995.

         For the six months ended March 31, 1996, revenues increased by $9.7 million or 27% to $45.9 million from $36.2 million for the six months ended March 31, 1995. Income from operations for the six months ended March 31, 1996 increased $1.5 million or 44% to $4.7 million from $3.3 million for the corresponding period in the prior year. Net income for the six months ended March 31, 1996 increased $874,000 to $3.8 million or 30% from $2.9 million for the corresponding period in the prior year.

         The growth of revenues is due, in part, to an increase in the number of course participants to 15,971 in the quarter ended March 31, 1996, from 13,945 participants in the corresponding quarter of the prior year. For the six months ended March 31, 1996, the number of course participants was 32,330 compared to 28,599 in the corresponding six month period of the prior year. The additional course participants are primarily attributable to increased direct mail marketing and an increase in the number of course titles to 95 in the second quarter of fiscal 1996, compared to 81 in the same period a year earlier. In addition, the growth in course participants is attributable to the expansion of the number of Learning Tree-site course events in the United States which the Company held at sites other than its education centers in order to broaden its customer base. Revenues for the three and six month periods ended March 31, 1996, also reflect approximately 11% higher average revenues per course participant. The increases in the average revenue per course participant are attributable to the increase in the proportion of higher-paying single course event participants over those attending under the discounted Passport Program as well as increased prices for customer-site course events.

         The Company's cost of revenues primarily includes the costs associated with the course instructor, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues for the second quarter of fiscal 1996 increased $2.0 million or 29% to $9.0 million from $7.0 million for the same quarter in 1995. For the six months ended March 31, 1996, the cost of revenues increased $4.1 million or 29% to $18.2 million from $14.1 million for the corresponding period in the prior year. The increase in the cost of revenues for the three and six month periods ended March 31, 1996 as compared to the same periods in the prior year, is primarily the result of an increased number of course events. The number of course events increased 19% in the quarter ended March 31, 1996 to 1,023 course events from 857 course events in the quarter ended March 31, 1995. For the six month period ended March 31, 1996, the number of course events increased 20% to 2,089 from 1,734 for the corresponding period in the prior year. Costs per course event increased approximately 6%, compared to the corresponding periods in the prior year. The change in the average cost per course event primarily reflects the higher costs of conducting more course events at sites other than education centers due to education center capacity constraints, an increase in the number of courses held in cities where the Company has not established an education center and an increase in the number of Learning Tree-site courses compared to those held at customer sites.

         Course development expenses include the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expenses increased by $208,000 or 18% to $1.3 million for the quarter ended March 31, 1996 from $1.1 million in the quarter ended March 31, 1995. For the six months ended March 31, 1996, course development expenses increased $305,000 or 14% to $2.5 million from $2.2 million for the corresponding period in the prior year. These increases reflect the costs associated with the Company's strategy of expanding its course library to meet its customers' needs and developing its multimedia CBT product line.

         Sales and marketing expenses consist of salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased $1.9 million or 31% to $7.9 million for the quarter ended March 31, 1996 from $6.0 million for the quarter ended March 31, 1995. For the six months ended March 31, 1996, sales and marketing expenses increased $3.5 million or 33% to $14.1 million from $10.6 million for the corresponding period in the prior year. The increase in sales and marketing expenses is due to an increase in direct mail marketing intended to reach a broader range of potential customers, to expand business with current customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles. During the second quarter of fiscal 1996, sales and marketing expenses were approximately 35% of revenues compared to 34% in the same period of 1995. The increase in the sales and marketing percentage in the second quarter of fiscal 1996 was partially attributable to a decision to shift the timing of the mailing of certain direct marketing catalogs (reflecting approximately $200,000 in costs) from the first quarter to the second quarter of fiscal 1996. Additionally, since sales and marketing expenses are typically lower in the first quarter of the Company's fiscal year, for the first six months of 1996, sales and marketing expenses were 31% of revenues compared to 29% in the same period of 1995.

         General and administrative expenses decreased $51,000 or 2% to $2.9 million for the quarter ended March 31, 1996 compared to the same quarter of the prior year. For the six months ended March 31, 1996, general and administrative expenses increased $306,000 or 5% to $6.3 million from $6.0 million for the corresponding period in the prior year. As a percentage of revenue, general and administrative expenses have declined to 13% from 17% in the prior year as a result of increased leveraging of the Company's infrastructure to support a higher sales volume.

         Other income (expense) is primarily comprised of interest expense, interest income and foreign currency gains and losses. Other income increased $157,000 or 50% to $470,000 for the quarter ended March 31, 1996 from $313,000 for the corresponding quarter in the prior year. For the six months ended March 31, 1996, other income increased $334,000 or 114% to $627,000 from $293,000 for the corresponding six month period in the prior year. These increases were primarily attributable to additional interest income arising from higher cash balances which have been generated by operations and from the proceeds of the Company's initial public offering in December 1995. The increase in interest income was partially offset by foreign exchange losses of $77,000 and $133,000, respectively, in the three and six month periods ended March 31, 1996, compared to foreign exchange gains of $223,000 and $212,000, respectively, in the corresponding periods of the prior year.

         The provision for income taxes increased $491,000 to $634,000 for the quarter ended March 31, 1996, from $143,000 for the quarter ended March 31, 1995. For the six months ended March 31, 1996, the provision for income taxes increased $912,000 to $1.6 million from $665,000 for the corresponding period in the prior year. This increase reflects an increase in profits as well as an increase in the effective tax rate in the current period due to a smaller benefit from the utilization of tax loss carryforwards in fiscal 1996 compared to 1995.

BACKLOG

         At March 31, 1996, the Company had a backlog of orders for courses in the amount of $18.8 million, which represented a 13% increase over the backlog of $16.7 million at March 31, 1995. Due to increased course scheduling, the length of time from the receipt of a participant's enrollment in a course and the subsequent course execution is decreasing. Accordingly, revenues have been growing at a faster rate than the backlog when compared to the prior year, although there can be no assurance that this trend will continue. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog will continue or that orders comprising the backlog will be realized as revenue.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased from $10.0 million at September 30, 1995 to $44.2 million at March 31, 1996, primarily as a result of the $30.9 million of net proceeds received from the Company's initial public offering (including $4.9 million of net proceeds from the exercise of the underwriter's over allotment option on January 5, 1996) and cash provided by operations. For the six months ended March 31, 1996, cash provided by operations was approximately $6.9 million compared to $5.1 million during the same period in the prior year. At March 31, 1996, the Company had working capital of $31.3 million and had unused available lines of credit of approximately $472,000.

         During the six months ended March 31, 1996, the Company invested $3.2 million in equipment and leasehold improvements compared to $1.5 million in the same period of the prior year. This increase is primarily related to additional course equipment to support the growth of course events and to upgrade course equipment capabilities. As of March 31, 1996, the Company had no material future purchase obligations, capital commitments or debt. Accordingly, management believes that its cash and cash equivalents on-hand and the cash provided by operations will be sufficient to meet the Company's cash requirements for the foreseeable future.

FORWARD-LOOKING INFORMATION

         Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of new courses and products, the impact of competition and downward pricing pressures, the effect of changing economic conditions, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-1 and its Final Prospectus dated December 6, 1995.

                          PART II - OTHER INFORMATION


Item 1:  LEGAL PROCEEDINGS

         None

Item 2:  CHANGES IN SECURITIES

         Not Applicable

Item 3:  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

Item 5:  OTHER INFORMATION

         Not Applicable

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

                 27.1  Financial Data Schedule

         b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LEARNING TREE INTERNATIONAL, INC.



Dated:  May 8, 1996              By:   /s/ Gary R. Wright
                                      -----------------------------------------
                                      Gary R. Wright
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)