Form 10-Q
period 1996-06-30
LEARNING TREE INTERNATIONAL INC
filed 1996-08-08
CIK 1002037

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

{X} Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended JUNE 30, 1996
                                       -------------

                                       or

{_} Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from_________to_________

 Commission file number 33-97842
                        --------
                       LEARNING TREE INTERNATIONAL, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      95-3133814
- -------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    identification No.)

              6053 WEST CENTURY BOULEVARD, LOS ANGELES, CA  90045
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code   (310) 417-9700
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

                                      Yes   X      No
                                         --------    --------

The number of shares of common stock, $.0001 par value, outstanding as of August 7, 1996, is 14,263,012 shares.

                                      Total number of pages      13
                                                              --------

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                 JUNE 30, 1996


                               TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I--FINANCIAL STATEMENTS

Item 1.   Financial Statements:
          Consolidated Balance Sheets...................................   3
          Consolidated Statements of Operations.........................   4
          Consolidated Statements of Cash Flows.........................   5
          Notes to Consolidated Financial Statements....................   6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   8

PART II--OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................  12
 Item 2.  Changes in Securities.........................................  12
 Item 3.  Defaults Upon Senior Securities...............................  12
 Item 4.  Submission of Matters to a Vote of Security Holders...........  12
 Item 5.  Other Information.............................................  12
 Item 6.  Exhibits and Reports on Form 8-K..............................  12

SIGNATURES..............................................................  13


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              June 30,      September 30,
                                                                                1996             1995
                                                                            -------------   --------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents...............................................    $46,628,000      $10,029,000
 Short-term interest-bearing investments held to maturity................      2,434,000               --
 Trade accounts receivable, net..........................................     10,102,000        8,623,000
 Prepaid marketing expenses..............................................        616,000          707,000
 Prepaid expenses and other..............................................      2,022,000        1,977,000
                                                                             -----------      -----------
  Total current assets...................................................     61,802,000       21,336,000
                                                                             -----------      -----------
Equipment and leasehold improvement, net.................................      8,209,000        5,756,000
Deferred income taxes....................................................        476,000          478,000
Other assets.............................................................      1,683,000          857,000
                                                                             -----------      -----------
  Total assets...........................................................    $72,170,000      $28,427,000
                                                                             ===========      ===========

LIABILITIES
Current liabilities:
 Current portion of debt and capital leases..............................    $   132,000      $   191,000
 Trade accounts payable..................................................      8,404,000        6,852,000
 Deferred revenue........................................................     13,698,000       10,346,000
 Accrued liabilities.....................................................      4,651,000        4,381,000
 Income taxes payable....................................................      1,509,000        1,073,000
                                                                             -----------      -----------
  Total current liabilities..............................................     28,394,000       22,843,000
Long-term debt and capital leases, net of current portion................        164,000          272,000
Deferred facilities rent.................................................      1,738,000        2,007,000
                                                                             -----------      -----------
  Total liabilities......................................................     30,296,000       25,122,000
                                                                             -----------      -----------

Commitments

STOCKHOLDERS' EQUITY
 Class A Common Stock, $.0001 par value, 23,000,000 shares authorized,
  9,955,000 shares ($1,000) issued and outstanding, including
  additional paid-in capital of $7,000...................................             --            8,000
 Class B Common Stock, nonvoting, $.0001 par value, 2,000,000 shares authorized, 1,417,000 shares issued and outstanding, including
  additional paid-in capital of $1,209,000...............................             --        1,209,000
 Common Stock, $.0001 par value, 25,000,000 shares authorized,
  14,263,000 shares issued and outstanding...............................          1,000               --
 Additional paid-in capital..............................................     32,023,000               --
 Notes receivable from stockholders......................................       (156,000)        (679,000)
 Deferred compensation--stockholders.....................................       (227,000)        (287,000)
 Cumulative foreign currency translation.................................       (734,000)        (882,000)
 Retained earnings.......................................................     10,967,000        3,936,000
                                                                             -----------      -----------
  Total stockholders' equity.............................................     41,874,000        3,305,000
                                                                             -----------      -----------
  Total liabilities and stockholders' equity.............................    $72,170,000      $28,427,000
                                                                             ===========      ===========

          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      Three Months Ended              Nine Months  Ended
                                          June 30,                          June 30,
                                ------------------------------    ---------------------------
                                     1996            1995            1996             1995
                                --------------   -------------    -------------   -----------

Revenues.....................     $27,714,000      $21,849,000    $73,604,000      $58,091,000
Costs of revenues............      10,297,000        8,247,000     28,498,000       22,359,000
                                  -----------      -----------    -----------      -----------
    Gross profit.............      17,417,000       13,602,000     45,106,000       35,732,000
                                  -----------      -----------    -----------      -----------

Operating expenses:
    Course development.......       1,746,000        1,351,000      4,420,000        3,579,000
    Sales and marketing......       7,659,000        6,181,000     21,803,000       16,829,000
    General and
     administrative..........       3,306,000        3,007,000      9,459,000        8,995,000
                                  -----------      -----------    -----------      -----------
                                   12,711,000       10,539,000     35,682,000       29,403,000
                                  -----------      -----------    -----------      -----------
Income from operations.......       4,706,000        3,063,000      9,424,000        6,329,000
                                  -----------      -----------    -----------      -----------

Other income (expense):
    Interest expense.........         (18,000)         (16,000)       (37,000)         (58,000)
    Interest income..........         591,000           53,000      1,385,000          147,000
    Foreign exchange.........         (43,000)          27,000       (176,000)         239,000
    Other....................          11,000           33,000         (4,000)          62,000
                                  -----------      -----------    -----------      -----------
                                      541,000           97,000      1,168,000          390,000
                                  -----------      -----------    -----------      -----------
Income before provision for
 income taxes................       5,247,000        3,160,000     10,592,000        6,719,000
Provision for income taxes...       1,547,000          603,000      3,124,000        1,268,000
                                  -----------      -----------    -----------      -----------

Net income...................     $ 3,700,000      $ 2,557,000    $ 7,468,000      $ 5,451,000
                                  ===========      ===========    ===========      ===========

Net income per common share
  and common equivalent
   share.....................     $      0.26      $      0.22    $      0.55      $      0.48
                                  ===========      ===========    ===========      ===========

Weighted average number of
 common and common
   equivalent shares
     outstanding.............      14,294,000       11,371,000     13,551,000       11,363,000
                                  ===========      ===========    ===========      ===========

          See accompanying notes to consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 Nine Months Ended
                                                                                     June 30,
                                                                            ---------------------------
                                                                               1996            1995
                                                                            -----------     ------------
Cash flows--operating activities:
 Net income...............................................................   $ 7,468,000    $ 5,451,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.........................................     2,283,000      1,479,000
    Deferred facilities rent charges......................................      (262,000)      (415,000)
    Amortization of deferred compensation.................................        60,000             --
    Unrealized foreign exchange (gains) losses............................       150,000       (327,000)
    Change in net assets and liabilities:
        Trade accounts receivable.........................................    (1,576,000)      (899,000)
        Prepaid marketing expenses........................................        87,000       (114,000)
        Prepaid expenses and other........................................       (11,000)      (550,000)
        Income taxes......................................................       381,000        459,000
        Trade accounts payable............................................     1,601,000        660,000
        Deferred revenue..................................................     3,441,000      1,311,000
        Accrued liabilities...............................................       331,000      1,059,000
                                                                             -----------    -----------
    Net cash provided by operating activities.............................    13,953,000      8,114,000
                                                                             -----------    -----------

Cash flows--investing activities:
 Purchases of equipment and leasehold improvements........................    (4,777,000)    (2,611,000)
 Retirements of equipment.................................................         5,000        102,000
 Purchases of short-term interest-bearing investments held to maturity....    (2,433,000)            --
 Other, net...............................................................      (847,000)         6,000
                                                                             -----------    -----------

    Net cash used in investing activities.................................    (8,052,000)    (2,503,000)
                                                                             -----------    -----------
Cash flows--financing activities:
 Principal payments of debt and capital leases............................      (148,000)      (687,000)
 Proceeds from additional debt............................................            --        157,000
 Sales of Common Stock....................................................    30,847,000          2,000
 Repurchase of Common Stock...............................................       (31,000)      (195,000)
 Collections of stockholder notes.........................................        58,000         21,000
                                                                             -----------    -----------

    Net cash provided by (used in) financing activities...................    30,726,000       (702,000)
                                                                             -----------    -----------
Effects of exchange rates on cash.........................................       (28,000)        24,000
                                                                             -----------    -----------
Net increase in cash and cash equivalents.................................    36,599,000      4,933,000
Cash and cash equivalents at the beginning of the period..................    10,029,000      2,774,000
                                                                             -----------    -----------
Cash and cash equivalents at the end of the period........................   $46,628,000    $ 7,707,000
                                                                             ===========    ===========

Supplemental disclosures:
   Income taxes paid......................................................   $ 2,897,000    $ 1,077,000
                                                                             ===========    ===========
   Interest paid..........................................................   $    36,000    $    68,000
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

                       LEARNING TREE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



     Note 1.  Operations and Significant Accounting Policies
              ----------------------------------------------

               The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Certain prior period balances have been reclassified to conform with the current period presentation. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1995 that are contained in the Company's Amendment No. 3 to Form S-1 Registration Statement dated December 5, 1995.

     Note 2.  Stock Split
              -----------

               On October 5, 1995, the Company effected a 3.66 for 1 split of the Company's Class A Voting Common Stock and Class B Non-Voting Common Stock. All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock split.

     Note 3.  Computation of Net Income per Common share and Common Equivalent
              ----------------------------------------------------------------
              Share:
              -----

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

     Note 4:  Public Offering
              ---------------

               On December 6, 1995, 3,000,000 shares of the Company's Common Stock were sold in an initial public offering, of which 2,500,000 shares were sold by the Company and 500,000 shares were sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by its stockholders. However, the Company received net proceeds of approximately $26.0 million from its sale of shares in the initial public offering. Such proceeds are being used for working capital and general purposes, including: (i) increasing the marketing and advertising of the Company's computer-based classroom training courses,
     (ii) developing additional classroom courses, (iii) developing proprietary software for the Company's multimedia computer-based training courses, and
     (iv) for general corporate purposes. The Company also may use a portion of the net proceeds to acquire technologies and related assets or businesses complementary to its operations.

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

               On January 5, 1996, an additional 450,000 shares of Common Stock were sold by the Company pursuant to a purchase option granted to the underwriters at the time of the initial public offering solely to cover over allotments. The Company received net proceeds of approximately $4.8 million after deducting underwriter commissions and other stock issuance costs.

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

     Note 6:  Cash Flow Information
              ---------------------

               In March 1996, the Company repurchased 26,393 shares of Common Stock from employees for the cancellation of notes receivable from such stockholders in the amount of $446,000. In addition, during March 1996, notes receivable from stockholders in the amount of $19,000 were offset against the equivalent amount of notes payable to such stockholders.

               During the nine months ended June 30, 1995, the Company repurchased 153,000 shares of Common Stock from employees for the cancellation of notes receivable from such stockholders in the amount of $23,000 and the issuance of notes payable by the Company of $195,000. During this same period, the Company sold Common Stock to employees and received promissory notes of $22,000 as partial consideration therefor.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

               Learning Tree International, Inc. (the "Company"), is a leading worldwide provider of education and training for information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles which are focused on client/server systems, Internet/intranets, local and wide area computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management. The Company tests and certifies IT professionals in 18 IT job functions. The Company's courses are recommended for college credit by the American Council on Education.

               In addition to its instructor-led courses, the Company has developed and is expanding a line of interactive computer-based training courses incorporating audio and graphical elements ("multimedia CBT") that are designed for both stand-alone CD-ROM and network-based delivery.

               The Company's revenues have grown to record levels in both the three and nine periods ended June 30, 1996, increasing by 27% over the same periods in fiscal 1995. Further, the Company's backorder as of June 30, 1996 has grown by 30% when compared to June 30, 1995. In response to the continued strength in enrollments, the Company has accelerated its development of new course titles, expanded its future direct mailing plans to capture additional market share and has taken steps to expand the number of classrooms in its education centers. However, there can be no assurance that the Company will be able to achieve increased market share even after making the expenditures required by these activities.

     RESULTS OF OPERATIONS

               For the quarter ended June 30, 1996, revenues increased by $5.9 million or 27% to $27.7 million from $21.8 million for the corresponding quarter in the prior year. Income from operations for the quarter ended June 30, 1996 increased $1.6 million or 54% to $4.7 million from $3.1 million for the same quarter of fiscal 1995. For the quarter ended June 30, 1996, net income increased $1.1 million or 45% to $3.7 million from $2.6 million for the quarter ended June 30, 1995.

               For the nine months ended June 30, 1996, revenues increased by $15.5 million or 27% to $73.6 million from $58.1 million for the nine months ended June 30, 1995. Income from operations for the nine months ended June 30, 1996 increased $3.1 million or 49% to $9.4 million from $6.3 million for the corresponding period in the prior year. Net income for the nine months ended June 30, 1996 increased $2.0 million or 37% to $7.5 million from $5.5 million for the corresponding period in the prior year.

               The growth of revenues is due, in part, to an increase in the number of course participants to 18,942 in the quarter ended June 30, 1996, from 16,335 participants in the corresponding quarter of the prior year. For the nine months ended June 30, 1996, the number of course participants was 51,272 compared to 44,934 in the corresponding nine month period of the
     prior year.   The additional course participants are primarily attributable to increased direct mail marketing and an increase in the number of course titles to 98 in the third quarter of fiscal 1996, compared to 82 in the same period a year earlier. In addition, the growth in course participants is attributable to the expansion of the number of Learning Tree-site course events which the Company held at sites other than its education centers in order to broaden its customer base. Revenues for the three and nine month periods ended June 30, 1996, also reflect higher average revenues per course participant. The increase in the average revenue per course participant is attributable to the increase in the proportion of higher-paying single course event participants over those attending under the discounted Passport Program as well as increased prices for customer-site course events.

               The Company's cost of revenues primarily includes the costs associated with the course instructor, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues for the third quarter of fiscal 1996 increased $2.1 million or 25% to $10.3 million from $8.2 million for the same quarter in 1995. For the nine months ended June 30, 1996, the cost of revenues increased $6.1 million or 27% to $28.5 million from $22.4 million for the corresponding period in the prior year. The increase in the cost of revenues for the three and nine month periods ended June 30, 1996 as compared to the same periods in the prior year, is primarily the result of an increased number of course events. The number of course events increased 18% in the quarter ended June 30, 1996 to 1,190 course events from 1,011 course events in the quarter ended June 30, 1995. For the nine month period ended June 30, 1996, the number of course events increased 19% to 3,279 from 2,745 for the corresponding period in the prior year. Costs per course event increased approximately 6%, compared to the corresponding periods in the prior year. The change in the average cost per course event primarily reflects the higher costs of conducting more course events at sites other than education centers due to education center capacity constraints, an increase in the number of courses held in cities where the Company has not established an education center and an increase in the number of Learning Tree-site courses compared to those held at customer sites. To accommodate the growth in course enrollments, the Company is seeking additional education center facilities in certain locations. In July 1996, the Company acquired new facilities in Reston, Virginia for the sales, operations and administrative staff of its United States subsidiary. The space presently occupied by these employees, also in Reston, Virginia, will be converted to classroom facilities.

               Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expenses increased by $395,000 or 29% to $1.7 million for the quarter ended
     June 30, 1996 from $1.4 million in the quarter ended June 30, 1995.   For
     the nine months ended June 30, 1996, course development expenses increased $841,000 or 24% to $4.4 million from $3.6 million for the corresponding period in the prior year. These increases reflect the costs associated with the Company's strategy of expanding its course library to meet its customers' growing technology training needs, updating and maintaining a growing course title library and developing a multimedia CBT product line. In light of the strength in course enrollments, the Company plans to capitalize on the opportunity to grow market share by accelerating the growth of its course library, including additional titles in the areas of the Internet, intranets, Java and Windows NT. As a result, course development expenses are expected to continue to increase through the remainder of fiscal 1996. Based upon the number of course titles presently available and those nearing completion of the development process, approximately 110 course titles are expected to be offered during the fourth quarter of fiscal 1996.

               To obtain greater control over the multimedia CBT development process, course quality and costs of development the Company has rapidly expanded its in-house multimedia CBT development team and discontinued the use of outside CBT course developers. Since introducing its first multimedia CBT course title in February 1996, the Company has accelerated its development process and has released ten multimedia CBT course titles to date. The Company began the initial marketing of its multimedia CBT product line in January 1996, and intends to expand these sales and marketing activities commensurate with the growth of titles in its multimedia CBT library. While the Company continues to anticipate that its revenues in fiscal 1996 will be derived almost exclusively from instructor-led training, to date the Company has received orders from approximately 200 corporate and government customers for its multimedia CBT courses.

               Sales and marketing expense consists of salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased $1.5 million or 24% to $7.7 million for the quarter ended June 30, 1996 from $6.2 million for the quarter ended June 30, 1995. For the nine months ended June 30, 1996, sales and marketing expenses increased by $5.0 million or 30% to $21.8 million from $16.8 million for the corresponding period in the prior year. The increase in sales and marketing expenses is due to an increase in telemarketing and field sales staff and direct mail marketing intended to reach a broader range of potential customers, to expand business with current customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles. Accordingly, for the first nine months of 1996, sales and marketing expenses increased to 30% of revenues compared to 29% in the same period of 1995. The Company intends to continue expanding its direct mail and sales activities and anticipates that its sales and marketing expenditures will continue to exceed 1995 expenditures as a percentage of revenues.

               General and administrative expenses increased $299,000 or 10% to $3.3 million for the quarter ended June 30, 1996 compared to the same quarter of the prior year. For the nine months ended June 30, 1996, general and administrative expenses increased $464,000 or 5% to $9.5 million from $9.0 million for the corresponding period in the prior year. As a percentage of revenue, general and administrative expenses have declined to 13% from 15% in the prior year as a result of increased leveraging of the Company's infrastructure to support a higher sales volume.

               Other income (expense) is primarily comprised of interest expense, interest income and foreign currency gains and losses. Other income increased $444,000 to $541,000 for the quarter ended June 30, 1996 from $97,000 for the corresponding quarter in the prior year. For the nine months ended June 30, 1996, other income increased $778,000 to $1.2 million from $390,000 for the corresponding nine month period in the prior year. These increases were primarily attributable to additional interest income arising from higher cash balances which have been generated by operations and from the proceeds of the Company's initial public offering in December 1995. The increase in interest income was partially offset by foreign exchange losses of $43,000 and $176,000, respectively, in the three and nine month periods ended June 30, 1996, compared to foreign exchange gains of $27,000 and $239,000, respectively, in the corresponding periods of the prior year.

               The provision for income taxes increased $944,000 to $1.5 million for the quarter ended June 30, 1996, from $603,000 for the quarter ended June 30, 1995. For the nine months ended June 30, 1996, the provision for income taxes increased $1.8 million to $3.1 million from $1.3 million for the corresponding period in the prior year. This increase reflects an increase in income before taxes as well as an increase in the effective tax rate in the current period due to a smaller benefit from the utilization of tax loss carryforwards in fiscal 1996 compared to 1995.

     BACKLOG
               At June 30, 1996, the Company had a backlog of orders for courses in the amount of $20.6 million, which represented a 30% increase over the backlog of $15.8 million at June 30, 1995. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog will continue or that orders comprising the backlog will be realized as revenue.

     FLUCTUATIONS IN QUARTERLY RESULTS

               The Company's operating results may fluctuate based on various factors, including the frequency of course events, the timing, frequency and size of, and response to, the Company's direct mail marketing campaigns, the timing of the introduction of new course titles and alternate delivery methods, the mix between customer-site course events and Learning Tree-site course events, competitive forces within the current and anticipated future markets served by the Company, the spending patterns of its customers, currency fluctuations, inclement weather and general economic conditions. Fluctuations in quarter-to-quarter results may also occur depending on differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

               The Company's revenues and income have historically varied significantly from quarter to quarter due to seasonal and other factors. The Company generally has greater revenue and operating income in the second half of its fiscal year (April through September) than in the first half of its fiscal year (October through March). This seasonality is due in part to seasonal spending patterns of the Company's customers arising from budgetary and other business factors as well as weather, holiday and vacation considerations. In addition, the seasonality of the Company's operating results reflects the quarterly differences in the frequency and size of the Company's direct mail marketing campaigns. There can be no assurance that these seasonal effects will remain the same in the future.

     LIQUIDITY AND CAPITAL RESOURCES

               Cash and cash equivalents increased from $10.0 million at September 30, 1995 to $46.6 million at June 30, 1996, primarily as a result of the $30.8 million of net proceeds received from the Company's initial public offering and cash provided by operations. For the nine months ended June 30, 1996, cash provided by operations was approximately $14.0 million compared to $8.1 million during the same period in the prior year. The increase in cash provided by operations reflects the increase in profitability and increases in deferred revenues arising from prepaid multi-enrollment programs. At June 30, 1996, the Company had working capital of $33.4 million and had unused available lines of credit of approximately $464,000.

               During the nine months ended June 30, 1996, the Company invested $4.8 million in equipment and leasehold improvements compared to $2.6 million in the same period of the prior year. This increase is primarily related to additional course equipment to support the growth of course events and to upgrade course equipment capabilities. The Company expects to continue to invest in additional equipment and facilities during the fourth quarter of fiscal 1996 and in fiscal 1997. In June 1996, the Company entered into an agreement to either purchase or lease certain office facilities for its United States subsidiary. As of June 30, 1996, the Company had no other material future purchase obligations, capital commitments or debt. Accordingly, management believes that its cash and cash equivalents on-hand and the cash provided by operations will be sufficient to meet the Company's cash requirements for the foreseeable future.

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

               None

     Item 5:   OTHER INFORMATION

               Not Applicable

     Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

               a)  Exhibits

                     27.1 Financial Data Schedule

               b)  Reports on Form 8-K

                     No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LEARNING TREE INTERNATIONAL, INC.



     Dated:  August 7, 1996        By:  /s/ Gary R. Wright
                                        ------------------------------------
                                        Gary R. Wright
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Duly Authorized Officer)