Form 10-K
period 1996-09-30
LEARNING TREE INTERNATIONAL INC
filed 1996-12-03
CIK 1002037

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM        TO

                                ---------------

                        COMMISSION FILE NUMBER: 0-27248

                       LEARNING TREE INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   95-3133814
      (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                          6053 WEST CENTURY BOULEVARD
                          LOS ANGELES, CA 90045-0028
                                (310) 417-9700
  (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

  The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of November 18, 1996, was $278,201,000. (Excludes 8,097,793 shares held by directors and officers of the Registrant since such persons may be deemed to be affiliates.)

  The number of shares of common stock, $.0001 par value, outstanding as of November 18, 1996, was 14,663,012 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

================================================================================

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                                                           PAGE
                                    Part I
Item  1.  Business.........................................................   3
Item  2.  Properties.......................................................  17
Item  3.  Legal Proceedings................................................  18
Item  4.  Submission of Matters to a Vote of Security Holders..............  18


                                    Part II
Item  5.  Market for Registrant's Common Stock and Related Stockholder
          Matters..........................................................  19
Item  6.  Selected Consolidated Financial Data.............................  20
Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  21
Item  8.  Financial Statements and Supplementary Data......................  30
Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures............................................  48


                                   Part III
Item 10.  Directors and Executive Officers of the Registrant...............  48
Item 11.  Executive Compensation...........................................  49
Item 12.  Security Ownership of Certain Beneficial Owners and Management...  49
Item 13.  Certain Relationships and Related Transactions...................  50


                                    Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  50
          Signatures.......................................................  51

 Learning Tree(R), the Learning Tree and Professional Certification logos, EDUCATION IS OUR BUSINESS(R), EDUCATION YOU CAN TRUST(R), WE BRING EDUCATION
TO LIFE(R), PRODUCTIVITY THROUGH EDUCATION(R), LearnTrack(TM), Training Passport(R), Training Advantage(R), Alumni Gold(TM), 800-THE-TREE(R) and 800-LRN-TREE(R) are trademarks and service marks of the Company. This Annual Report on Form 10-K also contains trademarks and trade names of other companies.

                               PART I

    ITEM 1.  BUSINESS

      This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein and in the caption "Risk Factors" in the Company's Registration Statement on Form S-1 filed on September 20, 1996.

    OVERVIEW

      Learning Tree International, Inc. ("Learning Tree" or the "Company"), is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, Internet/intranet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management. The Company also tests and certifies IT professionals in 20 IT job functions, and its courses are recommended for college credit by the American Council on Education. In addition to its instructor-led courses, the Company has recently developed and is expanding a line of multimedia computer-based training courses ("CBT") incorporating audio and graphical elements that are designed for both stand-alone CD-ROM and network-based delivery. The Company is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, the Company does not depend on government appropriations for those programs and is not subject to certain governmental regulations.

    THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

      The market for IT training is driven by technological change. As the rate of this change accelerates, organizations find themselves increasingly hampered in their ability to exploit the latest information technologies because their IT professionals lack up-to-date knowledge and skills. Most organizations are addressing this challenge by retraining their existing IT professionals. An International Data Corporation ("IDC") study estimates that the 1995 worldwide market for IT education and training was $14.9 billion, of which approximately $10 billion represented the training of IT professionals. The market for training IT professionals is driven by several factors including: (I) the proliferation of computers and networks throughout all levels of organizations; (ii) the shift from legacy mainframe systems to new client/server technologies; (iii) the continuous introduction and evolution of new client/server hardware and software technologies; (iv) the proliferation of Internet and intranet applications; and (v) corporate downsizing, resulting in increased training requirements for employees who must perform new job functions or multiple job tasks that require knowledge of varied software applications and technologies. Furthermore, since many businesses use hardware and software products provided by a variety of vendors, their IT professionals require training on an increasing number of products and technologies which apply across vendors, platforms and operating systems.

      While much of the training for IT professionals continues to be provided by internal training departments, many organizations are expanding their use of external training providers due to corporate downsizing, the lack of internal trainers experienced in the latest technologies and the cost of developing and maintaining internal training courses in rapidly evolving technologies. The choice of training delivery formats and providers generally is made by individual IT professionals or their immediate managers, even in large organizations. When choosing an IT training provider, IT professionals and their managers seek a provider who can respond to demanding requirements, including: (I) high quality training; (ii) course titles that cover a broad range of topics and skill levels; (iii) the ability to deliver an integrated training program through multiple delivery formats; (iv) the willingness and ability to tailor the training to the customer's particular needs; (v) timeliness of the delivery of course events; (vi) qualified, technically current instructors; (vii) the willingness to deliver training at convenient locations, including the customer's business site; (viii) course titles covering areas undergoing rapid technological change; (ix) an effective training methodology, which delivers the maximum amount of practical information in the minimum amount of time; (x) vendor-independent training;
    (xi) the ability to provide testing and certification of technical competency; and (xii) training that covers global implementation of networks and other IT applications.

      IT training is primarily delivered by classroom instructors, video, CBT and printed means. According to IDC, instructor-led classroom training continues to dominate the worldwide IT training market, having grown by $4.6 billion from $6.7 billion in 1990 to $11.3 billion in 1995. The Company believes that instructor-led training will continue to dominate the market because course participants value the personalized interaction and problem-solving with their instructor and fellow participants concerning their specific projects and applications as well as the insulation from workplace interruptions. However, the use of desktop-based multimedia and CBT is gaining acceptance in the IT training market. IDC estimates that the United States market for IT education and training in multimedia and CBT formats has grown by $484 million from $230 million in 1990 to $714 million in 1995.

    THE LEARNING TREE APPROACH

      The Company develops, markets and delivers proprietary course titles covering a broad range of topics that it believes are designed to meet the continually evolving training needs of IT professionals worldwide. Its instructor-led course events take place at the Company's Education Centers, in hotel and conference facilities, and at customer sites. As of September 30, 1996, Learning Tree had 110 instructor-led course titles. These course titles are regularly presented worldwide and cover IT topics such as client/server systems, Internet/intranet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology, IT management and related topics. In 1996, the Company introduced a line of multimedia CBT course titles to complement its traditional instructor-led format of training.

      The Company's courses provide participants with skills and knowledge that they can immediately apply in their jobs. The course events include extensive hands-on, interactive exercises using networked classroom computers. Learning Tree course events typically deliver the equivalent of two semester hours of college credit in an intensive four-day format, thus minimizing participants' time away from the job. As of September 30, 1996, the Company had 532 course instructors who are IT professionals possessing expert knowledge and practical experience. These instructors work in a variety of industries applying the IT skills and knowledge that are the subjects of the courses they teach. On average, they teach approximately eight to nine Learning Tree course events each year on an "as needed" basis.

      Learning Tree places particular emphasis on the quality of its course offerings. The Company employs a rigorous course development process designed to ensure that each course title represents multiple points of view concerning the application of the technology, provides information on different uses of the technology throughout the world, and provides training that is relevant to course participants working in diverse applications in a broad range of industries. Learning Tree also maintains a centralized and ongoing program of updating its proprietary course titles to maintain the courses' quality and relevance. The

    Company tailors its courses for customer-site presentation as appropriate, and the Company's instructors further adapt the course material to participants' needs based on feedback received in the classroom.

      Learning Tree meets customer demands for scheduling flexibility by holding course events frequently at multiple locations around the world and by delivering customer-site course events as required on short notice. The Company believes that it has the resources to provide a rapid and flexible response to its customers' needs by utilizing its large team of instructors, its course development and customization processes, its team of customer support specialists, its logistics team and its hundreds of classroom computer workstations. In fiscal 1996, Learning Tree presented over 4,500 course events worldwide.

      The Company tests and certifies IT professionals in 20 IT job functions. Since this program's inception in 1993, over 46,000 participants have completed one or more certification examinations. In addition, the American Council on Education recommends Learning Tree course events for college credit to more than 1,500 North American universities and colleges. See "Business--Learning Tree's Products." In the United Kingdom, participation in some Learning Tree course events may be applied toward post-graduate level university credit.

      In response to the decentralized nature of IT training decision making, the Company has developed a sophisticated direct mail marketing and telemarketing capability, which it supplements by direct sales to corporations and government organizations. The Company's direct mail marketing utilizes its proprietary list of over 1,000,000 IT professionals and managers as well as rented lists. This capability enables the Company to reach individual professionals and managers in larger organizations and provides a cost-effective channel to reach IT personnel in smaller organizations as well. The Company also uses its Internet Web site (http://www.learningtree.com) to market and communicate with prospective participants. Information contained in the Company's Web site shall not be deemed to be part of this Annual Report on Form 10-K.

      In addition to its instructor-led training business, the Company believes that opportunities exist in the rapidly growing market for multimedia CBT training. As a result, the Company has introduced and is expanding its line of multimedia CBT course titles. The Company's multimedia CBT courses can be delivered to the workstation either by CD-ROM or over a customer's local area or wide area networks. The content and instructional design of the Company's multimedia CBT course titles capitalize on its library of computer-based classroom course content.

    LEARNING TREE'S STRATEGY

      The Company's objective is to strengthen its position as one of the leading providers of IT training worldwide. To achieve this goal, the Company employs the following key strategies:

      Continue Expanding its Library of Proprietary Instructor-led Course Titles. The Company intends to continue developing additional course titles and certification programs in order to increase sales to its existing customer base and to attract new customers. The Company expanded its course library from 56 titles at September 30, 1993 to 110 titles as of September 30, 1996. The new course titles introduced during fiscal 1996 cover rapidly developing areas such as Internet/intranet technologies, Java, Windows NT, programming languages and databases.

      Provide Flexible Training Solutions. The Company intends to continue its strategy of providing training when, where and in the manner desired by the customer. Participants can attend any of Learning Tree's 110 courses, which on average are presented once every two weeks around the world. The Company also presents standard or customized courses on demand at its customers' facilities, and it has begun to offer its own line of multimedia CBT courses.

      Expansion of Multimedia CBT Course Titles. Learning Tree is leveraging its highly interactive instructor-led educational model through the expansion of its line of multimedia CBT software. The Company believes that it can leverage its existing instructor-led course business by (I) developing its multimedia CBT courses based upon the content of its hands-on classroom courses, (ii) "piggybacking" the marketing and sales of its multimedia CBT products on its existing marketing and sales programs, and (iii) providing its customers with the flexibility to tailor a cost-effective combination of multimedia CBT and classroom training to meet their needs. The Company also intends to continue to explore the delivery of its multimedia CBT courses via on-line computer services and over the Internet.

      Leverage its Integrated Marketing and Sales Programs. The Company uses an integrated strategy of marketing both to individual IT professionals through its extensive direct mail marketing and Internet capability and to their employers through its direct sales force. These efforts are supplemented by its telemarketing sales force. The Company intends to continue increasing the size of its direct mail marketing campaigns and its sales force to reach a greater proportion of IT professionals and managers in both large and small organizations. The Company also intends to leverage its marketing investment by advertising an increasing number of instructor-led and multimedia CBT course titles in each direct mail package at a relatively small incremental cost per title.

      Build Continuing Relationships. The Company seeks to build continuing relationships both with its individual course participants and its corporate customers. The Company expands demand for its course events by motivating individual IT professionals to purchase a series of course events through its Training Passport, Professional Certification and College Credit Programs. In addition to increasing revenues directly, the long-term relationships built by these programs encourage participants to recommend the Company's course events to their colleagues. The Company also seeks to create ongoing relationships with its largest U.S. and international customers through its Training Advantage Program. These annually renewable agreements allow all the employees of Training Advantage customers to receive training and special services at negotiated prices.

      Leverage International Operations. The Company maintains offices and education centers in five countries outside the United States, and in fiscal 1996 presented course events at its education centers and third-party and customer sites in a total of 25 countries. In fiscal 1996, international revenues represented approximately 52% of the Company's revenues. Learning Tree intends, on an ongoing basis, to seek ways to expand its international operations and expects that revenues derived from international sources will continue to account for a significant portion of its revenues. The Company's centrally-developed course titles currently are translated into French, Swedish and Japanese and sold through its operations in Great Britain, France, Canada, Sweden and Japan to customers in those and other countries. The Company intends to open Education Centers in additional territories as justified by increases in local demand. Inherent risks represented by the Company's international operations include currency fluctuations, potential difficulties in translating course subject matter into foreign languages, varying political and economic conditions, unanticipated changes in regulation, trade barriers, staffing problems and adverse tax consequences. There can be no assurance that such factors will not have a material adverse effect on the Company in the future.

    LEARNING TREE'S PRODUCTS

      Learning Tree courses are designed to be highly interactive. Most of its instructor-led, classroom courses involve "hands-on" training on networked Pentium-based or 486 workstations, which allow participants to practice and better assimilate the skills being taught. Participants spend a significant portion of each course working on computer-based exercises and participating in group workshops. Each participant typically receives extensive course materials that facilitate learning and serve as a post-course reference. The Company's new line of multimedia CBT products are also designed to teach students through interaction, and its multimedia CBT course titles incorporate interactive "learn-by-doing" activities based on the Company's existing classroom courses.

      Instructor-led Courses. Learning Tree strives to build job-related curricula by developing a sequence of course titles that create a cohesive program which imparts the skills and knowledge required to perform particular job functions. Each job-related curriculum is comprised of course titles that proceed from introductory to advanced, and cover the breadth and depth of skills and knowledge required for a particular job. At September 30, 1996, Learning Tree's course library included 110 proprietary course titles comprising over 2,700 hours of classroom instruction. This course library is recommended for over 200 semester hours of undergraduate and graduate level college credit in information systems by the American Council on Education (the "ACE"). In the Company's experience, the final decision of each college or university to grant or deny credit for the Company's courses as recommended by the ACE is made on a case-by-case basis, taking into account a variety of factors such as the academic standing of the student making the request, the requirements of the particular degree program and limits on the number of credits that may be obtained outside of the college or university. Subject to these rules generally applicable to transfer credits, the Company believes that its course participants have generally been granted credit upon application.

      The following chart presents the Company's 110 proprietary course titles, and the 12 additional courses under development as of September 30, 1996:

    CURRICULUM           COURSES
    ----------           -------
    Client/Server        Introduction to Open Systems
                         Introduction to Client/Server Computing
                         Distributing Data in Client/Server Systems
                         Client/Server Application Development--Hands-On
                         Client/Server Systems: Analysis and Design
                         Managing and Supporting Client/Server Systems--Hands-On
    ----------------------------------------------------------------------------
    Internet/Intranet
    Technologies         Internet and System Security
                         Internet for Business Applications--Hands-On
                         Developing a Web Site--Hands-On
                         Java Programming--Hands-On
                         Advanced Java Programming--Hands-On*
                         VBScript--Hands-On*
                         VRML--Hands-On*
                         Developing an Intranet Site--Hands-On*
                         Visual J++--Hands-On*
    ----------------------------------------------------------------------------
    Windows             Windows Networking--Hands-On
                        Windows Configuration--Hands-On
                        Windows 95 Support and Networking--Hands-On
                        Windows NT Workstation and Server--Hands-On
                        Windows NT 4.0 Workstation and Server--Hands-On*
                        Windows NT Optimization and Troubleshooting--Hands-On*
                        TCP/IP Internetworking on Windows NT--Hands-On
                        Microsoft System Management Server--Hands-On
                        Microsoft Exchange--Hands-On
                        UNIX and Windows NT Integration--Hands-On
                        Netware to Windows NT Migration--Hands-On
                        Microsoft SQL Server Introduction--Hands-On
                        Microsoft SQL Server System Administration--Hands-On
    ----------------------------------------------------------------------------

CURRICULUM               COURSES
----------               -------
Local Area Networks      Local Area Networks
                         PC Networking--Hands-On
                         LAN Troubleshooting--Hands-On
                         High-Performance Cabling Systems
                         High-Performance Ethernet--Hands-On*
                         Fast LAN Technologies
--------------------------------------------------------------------------------
NetWare                  NetWare 3.x Administration--Hands-On
                         NetWare 3.x Advanced Administration--Hands-On
                         NetWare 3.x Installation and Configuration--Hands-On
                         Updating from NetWare 3.x to NetWare 4.x--Hands-On
                         NetWare 4.x Administration--Hands-On
                         NetWare 4.x Advanced Administration--Hands-On
                         NetWare 4.x Installation & Configuration--Hands-On
                         NetWare 4.x Design and Implementation--Hands-On
                         NetWare 4.x Service and Support--Hands-On
                         Networking Technologies
                         TCP/IP for NetWare--Hands-On
--------------------------------------------------------------------------------
Wide Area Networks       Introduction to Datacomm and Networks
                         Network Planning, Support and Management
                         Computer Network Architectures and Protocols
                         X.25--Hands-On
                         Wide Area Networks Troubleshooting--Hands-On
                         SNMP--Hands-On
--------------------------------------------------------------------------------
Internetworking          Multivendor Networking
                         Internetworking: Bridges and Routers
                         Data Network Design and Optimization*
                         Routers--Hands-On
                         Introduction to TCP/IP--Hands-On
                         Internetworking with TCP/IP--Hands-On
--------------------------------------------------------------------------------
Operating Systems        X Window System Programming--Hands-On
                         TCP/IP Programming--Hands-On
                         UNIX Programming--Hands-On
                         UNIX--Hands-On
                         UNIX Tools and Utilities--Hands-On
                         UNIX Workstation Administration--Hands-On
                         UNIX Server Administration--Hands-On
                         UNIX System and Network Administration--Hands-On
                         OS/2 Warp--Hands-On
--------------------------------------------------------------------------------
Telecommunications       Telecommunications and Wide Area Networking
                         ISDN for Data Communications--Hands-On
                         Introduction to ISDN
                         Wireless Networks
                         High-Speed Wide Area Networks
                         Implementing Fiber-Optic Communications
--------------------------------------------------------------------------------
Database Systems         Relational Databases
                         Sybase SQL Server--Hands-On
                         DB2 for Client/Server--Hands-On*
                         Building a Data Warehouse--Hands-On
                         Oracle7--Hands-On
                         Oracle7 for Database Administrators--Hands-On
                         Oracle7 for Application Developers--Hands-On
                         Tuning Oracle7 Applications--Hands-On
                         Complex SQL Queries--Hands-On
                         Oracle Forms--Hands-On
                         Oracle Reports--Hands-On
                         PowerBuilder 5 and Oracle7--Hands-On
                         Lotus Notes Application Development--Hands-On
                         Lotus Notes System Administration--Hands-On
--------------------------------------------------------------------------------
PC Support               PC Configuration and Troubleshooting--Hands-On
                         Advanced PC Configuration--Hands-On
                         Macintosh Troubleshooting--Hands-On
--------------------------------------------------------------------------------
Graphical User Inter-
  faces and Programming  Windows Programming--Hands-On
                         Visual C++--Hands-On
                         Client/Server and System Programming for Windows--
                           Hands-On
                         Advanced Windows Programming With MFC--Hands-On
                         Windows Open Services Architecture--Hands-On
                         Visual Basic--Hands-On
                         Microsoft Access--Hands-On
                         Microsoft Access Programming--Hands-On*

CURRICULUM               COURSES
----------               -------
Graphical User Inter-
 faces and Programming
 (continued)             Delphi Application Development--Hands-On*
                         Integrating MS Office Applications--Hands-On
                         PowerBuilder--Hands-On
                         Visual Basic 4 for Enterprise Applications--Hands-On
                         C Programming--Hands-On
                         C Advanced Programming--Hands-On
                         C++ Object-Oriented Programming--Hands-On
                         Advanced C++ Programming--Hands-On
                         C++ for Non-C Programmers--Hands-On
                         Ada 95 Programming--Hands-On
                         Distributed Programming Using DCE--Hands-On
--------------------------------------------------------------------------------
Software Development
 Methods                 Object-Oriented Analysis and Design
                         Software Quality Assurance
                         Identifying User Requirements
                         Practical Software Testing Methods
                         Specifying and Managing Software Requirements
                         Software Systems Analysis and Design
                         Software Project Planning and Management
                         Software Configuration Management
                         Systems Engineering
---------------------------------------------------------------------------
IT Soft Skills           Business Process Re-engineering
                         Effective Skills for Technical Managers
                         Project Management--Hands-On
                         Influence Skills
                         Negotiating Skills

--------
* Course title under development as of September 30, 1996.

  In addition to the foregoing course titles, the Company also develops courses for presentation at customer sites. These courses typically are customized to cover particular topics and applications requested by the customer. Learning Tree typically provides all of the software, hardware and networking systems required for use in customer-site courses.

  The Company presents its classroom courses at Learning Tree Education Centers in Boston, Los Angeles, Washington D.C., Toronto, Ottawa, London, Paris and Stockholm, as well as in rented hotel or conference centers in other cities worldwide. The Company's Education Centers include 55 classrooms that have been custom-designed to accommodate the technical demands of Learning Tree's computer-based courses, including electronic projection of computer screens, local area networks within the classroom and multimedia presentation capability.

  Multimedia CBT Courses. During fiscal 1996, Learning Tree introduced a line of multimedia CBT course titles based on the interactive content of its computer-based classroom courses. The Company believes that the adaptation of its classroom courses to the multimedia CBT format can be accelerated by the incorporation of the proven hands-on exercises from its classroom courses, its accumulated experience with course participants and by utilizing its large instructor team as subject matter experts to support the process. The Company designed its multimedia CBT courses to be interactive using a common interface across all course titles. In addition, the Company structures its multimedia CBT courses to complement its classroom-based offerings, thereby providing IT professionals with the flexibility to learn and reinforce a given set of skills and knowledge, from introductory to advanced levels, through a combination of multimedia CBT and hands-on classroom-based training. The Company's multimedia CBT courses are delivered to the workstation either by CD-ROM or over the customer's local area network.

  The Company has also developed LearnTrack, a CBT management software package that provides training administrators with the capability to install and distribute Learning Tree and third-party CBT courses, enroll participants in the courses, monitor usage and print reports on course utilization, learner progress and course completion.

  To obtain greater control over the multimedia CBT development process, course quality and costs of development, the Company has expanded its in-house multimedia CBT development team and discontinued the use of outside CBT course developers. As of September 30, 1996, the Company had released 12 CBT course titles and had an additional 16 titles under development. The Company began the initial marketing of its multimedia CBT product line in January 1996, and intends to continue expanding these sales and marketing activities commensurate with the growth of titles in its multimedia CBT library. While the Company's revenues in fiscal 1996 were derived almost exclusively from instructor-led training, to date the Company has received orders from over 300 corporate and government customers for its multimedia CBT courses. The actual number of titles which the Company will produce and their delivery dates are subject to a number of factors such as the hiring and training of additional staff, continued refinements in the development and production process and the availability of subject matter experts who are also responsible for developing and teaching the Company's instructor-led courses.

   The following chart presents the Company's 12 multimedia CBT course titles, and the 16 additional courses under development as of September 30, 1996:

CURRICULUM               COURSES
----------               -------
Client/Server            Client/Server Concepts and Architecture
                         Client/Server Connectivity and Implementation
--------------------------------------------------------------------------------
Internet/Intranet
 Technologies            Internet/Intranets for Business Applications*
                         Developing a Web Site*
                         Introduction to Java Programming*
--------------------------------------------------------------------------------
Local Area Networks      Local Area Networks
                         LAN Troubleshooting*
--------------------------------------------------------------------------------
Wide Area Networks       Introduction to Datacomm and Networks
--------------------------------------------------------------------------------
Internetworking          Introduction to Internetworking
                         Internetworking with Routers*
                         Introduction to TCP/IP
                         Configuring TCP/IP Networks*
--------------------------------------------------------------------------------
Microsoft Windows and
 Windows NT              Introduction to Windows NT
                         Administering Windows NT*
                         Installing and Using Windows 95
                         Networking with Windows 95*
--------------------------------------------------------------------------------
Graphical User
 Interfaces and
 Programming             Introduction to C++ for Non-C Programmers*
                         Windows Programming with Visual C++ and MFC
                         Introduction to Visual Basic
                         Visual Basic Application Development*
--------------------------------------------------------------------------------
Software Development
 Methods                 Introduction to Object-Oriented Analysis*
--------------------------------------------------------------------------------
UNIX                     UNIX Basic Concepts and Usage
                         UNIX Utilities and Shell Scripts*
--------------------------------------------------------------------------------
Database Systems         Relational Databases: A Comprehensive Introduction*
                         Microsoft Access Application Development*
                         Introduction to Microsoft SQL Server 6*
--------------------------------------------------------------------------------
PC Support               Introduction to PC Configuration and Troubleshooting
                         Configuring and Troubleshooting PC Video, Memory,
                          IRQ and DMA*

--------
* Course title under development as of September 30, 1996.


DEVELOPMENT OF INSTRUCTOR-LED, CLASSROOM COURSES

  Learning Tree endeavors to identify and develop course titles that satisfy a large market demand. Learning Tree seeks to accomplish this by (i) building close working relationships with the development groups of leading IT vendors in order to obtain information on upcoming products, (ii) canvassing its expert instructors to identify general market trends and specific topics within existing course titles that can be expanded to serve as new courses, (iii) holding periodic discussions with its Training Advantage customers to determine their upcoming project plans and training requirements, and (iv) conducting market surveys of the Company's course participants. Moreover, the members of executive management of the Company have strong IT educational and professional backgrounds and stay closely involved with the course selection and development process. See "Management--Executive Officers and Directors."

      Each Learning Tree course title is developed by a team comprised of a product manager who manages the project and instructional design process, a product marketing manager, and three subject matter experts who generally are selected from the Learning Tree author and instructor team. Learning Tree endeavors to select a group of experts from different countries and industries and with complementary applications backgrounds. The Company believes that its use of a team of experts provides multiple points of view concerning the application of the subject technology, information on different uses of that technology throughout the world and training that is relevant to course participants working in diverse applications in a broad range of industries worldwide. The result is a set of proprietary course materials and several hundred pages of presentation graphics for each course. To ensure its courses meet the needs of the market place and provide a high quality of instruction, the Company requests that each course participant complete an evaluation of the course and the instructor. Learning Tree course titles are updated regularly to incorporate new technology and to improve their educational effectiveness. Learning Tree courses currently are translated into French, Japanese and Swedish and are taught by nationals in the local language in the Company's United States, Canadian, United Kingdom, French, Swedish and Japanese subsidiaries.

      The Company has refined its development process and implemented support systems in order to reduce its typical course development time from seven months in fiscal 1993 to less than five months in fiscal 1996. As a result of these efforts, Learning Tree has substantially increased the number of its course titles from 56 in fiscal 1993 to 110 at September 30, 1996.

      The Company's development of new course titles, or enhancements to existing course titles, must anticipate and keep pace with the introduction in the marketplace of new hardware, software and networking technology. The need to respond to technological changes may require the Company to make substantial, unanticipated expenditures in order to develop new course titles and acquire additional equipment in order to deliver such new course titles. There can be no assurance that the Company will be able to respond successfully to technological change. If, because of financial, technological or other constraints, the Company could not adequately anticipate or respond to changes in computer platforms, customer preferences and/or software technology, the Company's business and results of operations would be materially adversely affected.

    LEARNING TREE INSTRUCTORS

      The Company believes that its instructors are vital to its success. Learning Tree instructors work either full-time for other companies or as independent consultants in a variety of industries applying the IT skills and knowledge that are the subjects of the courses they teach. On average, the Company's instructors teach eight to nine Learning Tree courses each year as needed. At September 30, 1996, the Company had 532 instructors.

      The Company's future success will also depend on its ability to attract and retain highly-skilled instructors. Each Learning Tree subsidiary has an Instructor Resources Department that follows a formal process to recruit, train, coach and manage its instructor team. The Company identifies new instructor candidates primarily through referrals from its existing instructors. Instructor candidates undergo a rigorous technical evaluation prior to participating in Learning Tree's proprietary instructor training program. The Company believes that its instructor force is relatively stable, and its recruitment and training program focuses primarily on expanding the Company's instructor staff to meet growing market demand. There can be no assurance that the Company will be successful in these recruitment and training efforts.

    CUSTOMERS

      Learning Tree has developed a broad customer base focusing on Fortune 1000-level companies and their international equivalents and government organizations worldwide. In fiscal 1996, the Company trained over 71,000 course participants who were employed by over 7,000 organizations. In fiscal 1996, the Company derived approximately 52% of its revenues internationally and 48% in the United States.

      The Company's customers generally operate in the computer, communications, electronics, systems integration, finance, aerospace, military, manufacturing and energy sectors, and a number of the customers are government organizations. The Company had over 130 customers worldwide, including the following organizations, that purchased over $100,000 of Learning Tree training in fiscal 1996. The revenues from these individual customers ranged from less than 1% to almost 3% of the Company's fiscal 1996 revenues. Generally, each customer purchased this training throughout the year in individual purchase decisions ranging from $2,000 to $20,000 rather than through a single contract.

    Alcatel                    France Telecom             Nortel


    Amadeus                    GEC                        Northrop Grumman


    Andersen Consulting        General Electric           Ontario Hydro


    Asea Brown Bovari          Hewlett-Packard            Pacific Telecom


    AT&T                       Hitachi                    Perot Systems


    Automobiles Peugeot        Hughes                     Pitney Bowes


    Barclays Bank              IBM                        Prudential


    Bell Atlantic              Intel                      Reuters


    Boeing                     Internal Revenue Service   Royal Bank of Scotland


    British Gas                JP Morgan                  Shell Oil


    British Telecom            Kodak                      Siemens


    Bull                       Lockheed Martin            Sprint

    CIBC                       Lucent Technologies        Sybase


    Corestates Financial       Matra Communications       Thomson-CSF


    CSC                        Merck & Co.                Transport Canada


    Compaq Computer            Ministry Of Defence (UK)   UNISYS


    Digital                    Mobil                      United Parcel Service


    Dunn & Bradstreet          Motorola                   US Air Force


    EDS                        NASA                       US Army


    Electricite de France      National Institutes of     US Navy
    (EDF)                      Health

    Ericcson                   Nasdaq                     VISA International


    Federal Aviation           Network Systems Corp.      Volvo
    Administration

    Federal Reserve System     New York Life              The World Bank


    Ford Motor Company         Nixdorf Computer           Xerox

    MARKETING AND SALES

      Direct Mail Marketing and Advertising. Learning Tree markets its courses primarily through direct mail marketing to its proprietary mail list of over 1,000,000 individuals (including course participants, their immediate supervisors, department managers, training managers and other people who have inquired about the Company's courses) as well as to rented mailing lists of IT professionals. The Company anticipates that including promotional materials for its multimedia CBT product line in its mailing package can be accomplished at a relatively low incremental cost. The Company also advertises in industry trade magazines and periodicals.

      The Company believes that it achieves economies of scale by producing its marketing materials centrally. Its centralized marketing department develops the Company's catalogs, brochures and advertisements using color desktop publishing and electronic pre-press technology to create the files used to produce direct full-color film for plate-making. This in-house capability enables the Company to make quick improvements to its marketing materials in order to feature the latest technological developments and address market opportunities in a timely manner.

      The Company has built a strong brand image through the frequent and prominent use of its trademarks in its marketing materials and course materials. These trademarks include the Learning Tree and professional certification logos, its name, and its trademarks, including EDUCATION IS OUR BUSINESS(R), EDUCATION YOU CAN TRUST(R), WE BRING EDUCATION TO LIFE(R), PRODUCTIVITY THROUGH EDUCATION(R), Alumni Gold(TM), LearnTrack(TM), Training Passport(R), Training Advantage(R), 800-THE-TREE(R) and 800-LRN-TREE(R).

      Internet Marketing. The Company maintains a web site for marketing its products and services over the Internet.(http://www.learningtree.com) Information contained in the Company's Web site shall not be deemed to be part of this Annual Report on Form 10-K. The Company believes that the Internet will become an increasingly significant marketing channel to prospective IT course participants in the future.

      Telemarketing Sales Force. At September 30, 1996, Learning Tree's telemarketing sales force consisted of over 75 people who were responsible for responding to phone, e-mail, Web site and facsimile orders and inquiries received by the Company and pursuing sales opportunities. These telemarketers sell both to individual prospective course participants and to line managers and training directors in assigned accounts. The Company has developed a proprietary automated system which is integrated with its customer and course operations databases and provides its telemarketers with on-line information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process. The Company believes its telemarketing sales force has been instrumental to the Company's success in selling its multiple-enrollment Training Passport programs.

      Field Sales Force. The Learning Tree field sales force, which consisted of over 40 sales people at September 30, 1996, generates a significant portion of the Company's revenues. The field sales force concentrates its attention on the Company's larger customers to sell multiple course customer-site training programs and to sign Training Advantage Agreements covering all formats of Learning Tree training. The Company's Training Advantage Agreements provide its nationwide and international customers with negotiated pricing and special services.

      The field sales force is assisted by the Company's Customer Support Group which provides the administration and logistics support necessary to ensure the successful presentation, at the customer's site, of Learning Tree's hands-on, computer-based classroom courses. For large contracts requiring customization, the customer support staff serve as team leaders to coordinate rapid and effective cooperation between the instructor(s) which modify and teach the courses, the internal development team who implements the changes, the Company's technical support group which modifies the course hardware and software as needed, and the logistics staff which assembles and ships course equipment and materials for each course event.

      Multiple Enrollment Programs. In March 1993, the Company introduced its Training Passport program to encourage course participants to enroll in multiple courses, and thereby increase the average attendance in its Learning Tree-site courses. As the program is presently constituted, the holder of a Learning Tree Training Passport may attend up to 8 courses (10 in the United Kingdom and France) during a 12-month period. The list price for the Training Passport is approximately three times the list price for an individual four-day course.

      The Company has also developed the Learning Tree Professional Certification Programs for certifying IT professionals in 20 job functions in the areas of the Company's focus. Professional certification is important to many participants in Learning Tree courses as it provides documentation of their qualifications. Each professional certification program requires completion of a series of five Learning Tree courses and an examination associated with each course. Since this program's inception in fiscal 1993, over 46,000 participants have completed one or more certification examinations.

    COMPETITION

      The IT education and training market is highly fragmented, with low barriers to entry and no single competitor accounting for a dominant market share. The Company's competitors are primarily company internal training departments, independent education and training companies, technology manufacturers, systems integrators and others. Some of these competitors offer course titles and programs similar to those of the Company at lower prices. In addition, some competitors have greater financial and other resources than the Company.

      Internal Training Departments. Internal IT training departments generally provide companies with the most control over the method and content of training, enabling them to tailor the training to their specific needs. However, the Company believes that industry trends toward downsizing and outsourcing continue to reduce the size of IT training departments and increase the percentage of IT training delivered by external providers. Because internal trainers find it increasingly difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand, organizations increasingly supplement their internal training resources with externally supplied training in order to meet their requirements.

      Other Independent Education and Training Providers. The Company believes that the majority of independent training providers are smaller organizations, which often provide training as one of several services or product lines. Many are "Authorized Training Centers" which present courses utilizing materials prepared by computer hardware and software vendors such as Novell and Microsoft. The Company differentiates itself from these providers based on its size; scope and quality of its proprietary course offerings; worldwide delivery capability; number, quality and experience of its instructors; and vendor independence.

      Computer Hardware and Software Vendors. Many hardware and software vendors supply training bundled in the prices of their product. In addition, their knowledge of upcoming developments in their products is likely to be better than that of other training providers. Learning Tree differentiates itself from computer systems manufacturers and software vendors by maintaining a vendor-independent posture and providing cross-platform training solutions.

      CBT Providers.   The market for IT education and training historically has
    consisted primarily of instructor-led training. Multimedia and computer-based IT training currently account for a small portion of the overall IT training market, but according to IDC, CBT is growing at a faster rate than instructor-led training. To capitalize on this new opportunity, in fiscal 1996 the Company introduced a line of multimedia CBT products. However, substantially all of the Company's revenue in fiscal 1996 were derived from its instructor-led, hands-on training courses. Accordingly, the Company's future success will depend upon, among other factors, the extent to which the market continues to accept instructor-led training as a method of delivery for IT training, the Company's ability to develop and market instructor-led courses that compete effectively against CBT courses offered by others and the Company's ability to develop its own curriculum of competitive multimedia CBT course titles.

      In the CBT market, many of the Company's current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition in the CBT area than the Company. In addition, the CBT area is characterized by significant price competition. As a greater number of CBT providers enter the field, the Company anticipates that it will face price pressure from competitors. The Company differentiates itself from other CBT providers based on its field sales, telemarketing and direct mail sales and marketing channels, its reputation for providing quality training, the content of its multimedia CBT courses, the frequent feedback the Company receives about its course content and teaching methods from its established customer base and its ability to provide users with the flexibility to acquire a given set of skills and knowledge through either multimedia CBT or classroom-based training or an integrated combination of the two. However, there can be no assurance that the Company's products will be more favorably viewed by the marketplace than other interactive training software or that competitive pressures will not require the Company to reduce its prices significantly.

    INTELLECTUAL PROPERTY AND LICENSES

      The Company regards its course development process and its course titles as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Notwithstanding the foregoing, a third party or parties could copy or otherwise obtain and use the Company's course materials in an unauthorized manner or use these materials to develop course titles which are substantially similar to those of the Company. In addition, the Company operates in countries that do not provide protection of proprietary rights to the same extent as the United States. The Company's course materials generally do not include any mechanisms to prohibit or prevent unauthorized use. If substantial unauthorized use of the Company's products were to occur, the Company's business and results of operations could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar course titles or delivery methods. Additionally, there can be no assurance that third parties will not claim that the Company's current or future courses infringe on the proprietary rights of others. The Company expects that it will be increasingly subject to such claims as the number of products and competitors increases in the future. Any such claim could result in a material adverse effect on the Company's business.

    REGULATORY ENVIRONMENT

      Many federal, state and international governmental authorities assert authority to regulate providers of educational programs. Generally, the Company is exempt from such regulation because the Company contracts with the employer of the course participants and does not participate in any federal or state student aid/loan programs. However, state laws and regulations affect the Company's operations and may limit the ability of the Company to obtain authorization to operate in certain states. If, in the future, the Company were required to comply with, or found to be in violation of, a state's current or future licensing or regulatory requirements, it could be subject to civil or criminal sanctions, including monetary penalties, and could be barred from providing educational services in that state.

    EMPLOYEES

      As of September 30, 1996, the Company had a total of 373 full-time employees, of which 149 were employed outside the United States. The Company also utilized the services of 532 instructors to teach its courses. The Company considers its relations with its employees and its instructors to be good.


    Item 2.  PROPERTIES

      As of September 30, 1996, all of Learning Tree's education center classroom facilities were leased by the Company. The leases expire at various dates over the next ten years. The Company has recently purchased a 37,035 square foot facility which is in process of being built out to house the sales, administrative and operations groups of its U.S. subsidiary. The space presently occupied by this staff will be converted to additional classrooms. In addition, Learning Tree has recently leased a new 7,715 net square foot education center in New York City and has entered into a lease of an additional 10,305 square feet for its Los Angeles headquarters. The Company intends to lease additional facilities for a number of its subsidiaries in the foreseeable future. The Company has and expects to continue to supplement its education center classroom facilities through the use of rented hotel and conference facilities as needed.

      The Company's headquarters is located at 6053 West Century Boulevard, Los Angeles, California 90045. The table below sets forth certain information regarding Learning Tree facilities--classroom sites and offices--as of September 30, 1996:

    LOCATION                              NO. OF       AREA IN
    (METROPOLITAN AREA)                 CLASSROOMS   SQUARE FEET
    -------------------                 ----------   -----------
    Boston, MA.......................           2        5,555
    Los Angeles, CA..................           3       34,145
    Los Angeles, CA (planned opening
     date early 1997)................   N/A             10,305
    New York, NY (planned opening
     date early 1997)................           5        7,715
    Santa Clara, CA..................   N/A                150
    Washington, DC (3 sites).........          13       46,422
    Washington, DC (planned opening
     date December 1996).............   N/A             37,035
    Paris, France....................          12       36,814
    London, England (2 sites)........          13       31,902
    Ottawa, Canada...................           4       13,895
    Toronto, Canada..................           4       10,830
    Stockholm, Sweden................           4        9,462
    Tokyo, Japan.....................   N/A                646


    Item 3.  LEGAL PROCEEDINGS

      The Company is not involved in any pending or threatened legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.


    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996, through the solicitation of proxies or otherwise.

                                  PART II

    Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

    PRICE RANGE OF COMMON STOCK

      The Company's Common Stock began trading publicly on the Nasdaq National Market under the symbol LTRE effective December 6, 1995. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market since December 6, 1995:

                                                                HIGH     LOW
                                                                ----     ----
      Fiscal 1996
       First Quarter (from December 6, 1995).................. $17 1/4  $13 3/4
       Second Quarter.........................................  20 1/4   13 1/4
       Third Quarter..........................................  31 5/8   20
       Fourth Quarter.........................................  37 1/4   20

     As of November 18, 1996 there were approximately 400 holders of record of the Common Stock.

    VOLATILITY OF STOCK PRICE

      The Company's initial public offering was completed in December 1995 and a secondary public offering was completed in September 1996. There can be no assurance that a viable public market for the Common Stock will be sustained. The market price of the Common Stock has fluctuated significantly since the initial public offering. The Company believes that factors such as announcements of developments related to the Company's business, announcements of new products or enhancements by the Company or its competitors, sales of the Common Stock into the public market, developments in the Company's relationships with its customers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results which differ from public market analysts' expectations, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of technology-related stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

    DIVIDENDS

      To date, the Company has not paid any cash dividends on its Common Stock and the Company anticipates that it will not pay dividends on the Common Stock for the foreseeable future and that it will retain any earnings for use in the operation of its business. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect of such payment on the Company's financial condition and other factors the Company's Board of Directors may in the future consider to be relevant.

    Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended September 30, 1996 and the balance sheet data as of September 30, 1995 and 1996, are derived from the Company's consolidated financial statements for those years which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere herein. The statement of operations data for each of the two years in the period ended September 30, 1993 and the balance sheet data at September 30, 1992, 1993 and 1994 are derived from audited financial statements of the Company not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            YEAR ENDED SEPTEMBER 30,
                                               ---------------------------------------------------
                                                 1992       1993       1994      1995       1996
                                               -------    -------    -------    -------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues....................................   $53,366    $49,329    $58,466    $78,818   $103,575
Cost of revenues............................    19,604     19,754     23,665     30,731     40,879
                                               -------    -------    -------    -------    -------
   Gross profit.............................    33,762     29,575     34,801     48,087     62,696
                                               -------    -------    -------    -------    -------
Operating expenses:
 Course development.........................     3,098      3,387      3,978      4,954      6,248
 Sales and marketing........................    17,674     17,923     21,243     22,883     31,245
 General and administrative.................    10,487      9,625      9,945     12,176     12,850
                                               -------    -------    -------    -------    -------
   Total operating expenses.................    31,259     30,935     35,166     40,013     50,343
                                               -------    -------    -------    -------    -------
Income (loss) from operations...............     2,503     (1,360)      (365)     8,074     12,353
Other income (expense), net.................       (83)       406         12        272      1,798
                                               -------    -------    -------    -------    -------
Income (loss) before provision
 (credit) for income taxes..................     2,420       (954)      (353)     8,346     14,151
Provision (credit) for income taxes.........       446        (77)        90      1,866      4,033
                                               -------    -------    -------    -------    -------
Net income (loss)...........................   $ 1,974    $  (877)   $  (443)   $ 6,480   $ 10,118
                                               =======    =======    =======    =======   ========
Net income (loss) per common share
 and common equivalent share................     $0.17     $(0.08)    $(0.04)     $0.57      $0.74
                                               =======    =======    =======    =======   ========
Weighted average number of common
 and common equivalent shares
 outstanding................................    11,520     11,478     11,512     11,364     13,740
                                               =======    =======    =======    =======   ========
                                                                 AT SEPTEMBER 30,
                                              ----------------------------------------------------
                                                1992       1993       1994       1995       1996
                                              -------    -------     -------    -------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................   $ 2,571    $ 1,770    $ 2,774    $10,029   $ 24,541
Total current assets........................     9,509      9,210     10,772     21,336     77,610
Total assets................................    13,802     14,135     16,306     28,427     91,529
Total current liabilities...................    11,067     12,871     16,425     22,843     34,247
Long-term debt and capital leases,
 net of current portion.....................       213        714        446        272        134
Total stockholders' equity (deficit)........      (415)    (2,171)    (3,054)     3,305     55,506

    Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, elsewhere herein and in the caption "Risk Factors" in the Company's Registration Statement on Form S-1 filed on September 20, 1996.

    OVERVIEW

      Learning Tree International, Inc. (the "Company"), is a leading worldwide provider of education and training for information technology ("IT") professionals in business and government organizations. The Company's customers are the companies and government agencies which pay for their employees to attend the Company's course events. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles which are focused on client/server systems, Internet/intranet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management. The Company tests and certifies IT professionals in 20 IT job functions. The Company's courses are recommended for college credit by the American Council on Education.

      In addition to its instructor-led courses, the Company has recently developed and is expanding a line of interactive computer-based training courses incorporating audio and graphical elements ("multimedia CBT") that are designed for both stand-alone CD-ROM and network-based delivery.

      The Company has historically focused on instructor-led IT training in multi-vendor, multi-platform computer systems ("open systems") emphasizing computer technologies such as internetworking, operating systems and advanced programming languages. Until the early 1990's, these technologies were used almost exclusively by IT professionals involved in research, development and engineering. Beginning in the early 1990's and accelerating through the present, management information systems ("MIS") departments began shifting from legacy mainframe systems to new client/server technologies, thus expanding the market for training of MIS personnel in areas covered by the Company's courses. These technologies have contributed significantly to the increased use of computer systems by businesses and government organizations.

      Beginning in fiscal 1993, in order to increase its market share, the Company introduced a new marketing initiative by creating multiple enrollment programs, such as its Training Passport, College Credit and Professional Certification Programs, which give participants an incentive to enroll in a series of Learning Tree course events. See "Business--Marketing and Sales." Additionally, in 1993, the Company noted an increase in the response rate from its direct mail marketing. Accordingly, at that time and continuing through 1994, the Company increased both its sales and marketing expenditures and its course development expenditures. Through its increased investment in course development, the Company expanded its curriculum of course titles in client/server technology, networks and databases covering additional topics relevant to the emerging training market for MIS professionals. In management's view, these new course titles provided an expanded role for the Company in the MIS training market by attracting MIS participants both to its new and existing course titles.

      As an initial result of these increased sales and marketing and course development expenditures, the Company incurred operating and net losses the first two quarters of fiscal 1994. The Company returned to profitability in the third quarter of fiscal 1994 and has remained profitable in each succeeding quarter. In addition, the Company increased its revenues from $58.5 million in fiscal 1994 to

    $78.8 million in fiscal 1995 and $103.6 million in fiscal 1996.

      The Company's revenues have grown to record levels in fiscal 1996, increasing by 31% over fiscal 1995. Further, the Company's revenues in the fourth quarter of fiscal 1996 increased by 45% over the same period in fiscal 1995 and the backlog as of September 30, 1996 has grown by 37% when compared to the backlog as of September 30, 1995. In response to the continued strength in enrollments, the Company has further accelerated its development of new course titles, expanded its future direct mailing plans to capture additional market share and has taken steps to expand the number of classrooms in its education centers. However, there can be no assurance that the Company will be able to achieve an increase in market share after making such expenditures or will maintain its growth in revenues, profitability or market share in the future. The Company's revenues and profitability are subject to general economic conditions and a significant portion of the Company's revenues are derived from Fortune 1000-level companies and their international equivalents. Such companies have historically adjusted their expenditures for external IT training during economic downturns. Should the economy weaken in any future period, these companies may not increase or may reduce their expenditures on external IT training, which would have an adverse impact on the Company.

      The Company's instructor-led course events are taught in classrooms and include extensive, hands-on exercises under the guidance of expert instructors. The Company has structured its business so that the majority of its instructor-led course costs depend upon the number of course events it conducts. The Company schedules its four-day course events throughout the year as appropriate to meet demand. Since the Company's instructors typically work full-time in the IT industry and teach an average of eight to nine Learning Tree course events each year, as needed, the Company's instructor-related costs are largely variable. In addition, although the expenses associated with its own Education Centers are fixed, the Company can impact its overall facility expenses by varying its use of rented hotel and conference facilities. Because the cost for each course event does not increase significantly as additional participants are included, the Company utilizes a variety of techniques to achieve a high average number of participants per course event up to limits designed to preserve the quality of each course event. These techniques include adding additional events for a popular course title, combining two or more undersubscribed events into one course event and adding an assistant instructor to increase the maximum number of students in a course event.

    BACKLOG

      At September 30, 1996, the Company had a backlog of orders for courses in the amount of $23.5 million, which represented a 37% increase over the backlog of $17.2 million at September 30, 1995. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog experienced in fiscal 1996 over fiscal 1995 will continue or that orders comprising the backlog will be realized as revenue.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of revenues:

                                                          YEAR ENDED
                                                         SEPTEMBER 30,
                                                     --------------------
                                                     1994    1995    1996
                                                     ----    ----    ----
Revenues............................................  100%    100%    100%
Cost of revenues....................................   41      39      39
                                                     ----    ----    ----
  Gross profit......................................   59      61      61
Operating expenses:
  Course development................................    7       6       6
  Sales and marketing...............................   36      29      30
  General and administrative........................   17      16      13
                                                     ----    ----    ----
    Total operating expenses........................   60      51      49
                                                     ----    ----    ----
Income (loss) from operations.......................   (1)     10      12
Other income (expense), net.........................    0       0       2
                                                     ----    ----    ----
Income (loss) before provision
 (credit) for income taxes..........................   (1)     10      14
Provision (credit) for income taxes.................    0       2       4
                                                     ----    ----    ----
Net income (loss)...................................  (1)%      8%     10%
                                                     ====    ====    ====

FISCAL 1996 COMPARED WITH FISCAL 1995

  For the fiscal year ended September 30, 1996, revenues increased by $24.8 million or 31% to $103.6 million from $78.8 million for the fiscal year ended September 30, 1995. The growth of revenues is due, in part, to an increase in the number of course participants to 71,792 compared to 60,461 in the corresponding prior year. The additional course participants are primarily attributable to increased direct mail marketing and an increase in the number of course titles to 110 as of September 30, 1996, compared to 87 a year earlier. In addition, the growth in the number of course participants is attributable to the expansion of the number of Learning Tree-site course events which the Company held at sites other than its education centers in order to broaden its customer base. Revenues for fiscal 1996 also reflect higher average revenues per course participant. The increase in the average revenues per course participant is attributable to the increase in the proportion of higher-paying single course event participants over those attending under the discounted Passport Program, increased revenue per Passport attendee and increased prices for customer-site course events. Some of the Company's revenues are denominated in foreign currencies which have been translated into dollars, for this discussion, based upon the exchange rates prevailing when the revenues were earned. Exchange rate changes during the year reduced revenues by approximately $455,000 in fiscal 1996 compared to the exchange rates prevailing during fiscal 1995.

  The Company's cost of revenues primarily includes the costs associated with the course instructor, course materials and equipment, freight, classroom facilities and refreshments. For the fiscal year ended September 30, 1996, the cost of revenues increased $10.2 million or 33% to $40.9 million from $30.7 million for the previous fiscal year. The increase in the cost of revenues is primarily the result of an increased number of course events. The number of course events increased 22% in fiscal 1996 to 4,512 from 3,688 course events in fiscal 1995. Costs per course event increased by approximately 7% in fiscal 1996 compared to fiscal 1995. The change in the average cost per course event primarily reflects an increase in the number of Learning Tree-site courses compared to those held at customer sites, the higher costs of conducting more course events at sites other than education centers due to education center capacity constraints and an increase in the number of courses held in cities where the Company has not established an education center. To accommodate the growth in course enrollments, the Company is seeking additional education center facilities in certain locations.

      Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. For the fiscal year ended September 30, 1996, course development expenses increased by $1.2 million or 26% to $6.2 million from $5.0 million for fiscal 1995. This increase reflects the costs associated with the Company's strategy of expanding its course library to meet its customers' growing technology training needs, updating and maintaining a growing course title library and developing a multimedia CBT product line. Approximately $1.2 million of multimedia CBT development costs were capitalized in fiscal 1996, while no material amounts were capitalized in fiscal 1995. In light of the strength in course enrollments, the Company plans to capitalize on the opportunity to grow market share by rapidly growing both its instructor-led course library and its multimedia CBT library, including additional titles in the areas of the Internet, intranets, Java, Windows NT, programming languages and databases. As a result, the amount of course development expenses are expected to continue to increase in fiscal 1997.

      In fiscal 1996, the Company introduced its first multimedia CBT course titles. To obtain greater control over the multimedia CBT development process, course quality and costs of development, the Company has expanded its in-house multimedia CBT development team and discontinued the use of outside CBT course developers. As of September 30, 1996, the Company had released 12 CBT course titles and had an additional 16 titles under development. The Company began the initial marketing of its multimedia CBT product line in January 1996, and intends to expand these sales and marketing activities commensurate with the growth of titles in its multimedia CBT library. While the Company continues to anticipate that a substantial majority of its revenues in fiscal 1997 will be derived from instructor-led training, to date the Company has received orders from over 300 corporate and government customers for its multimedia CBT courses. The actual number of titles which the Company will produce and their delivery dates are subject to a number of factors such as the hiring and training of additional staff, continued refinements in the development and production process and the availability of subject matter experts who are also responsible for developing and teaching the Company's instructor-led courses.

      Sales and marketing expense consists of salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased $8.4 million or 37% to $31.2 million in fiscal 1996 from $22.9 million in fiscal 1995. The increase in sales and marketing expenses is due to an increase in telemarketing and field sales staff and direct mail marketing intended to reach a broader range of potential customers, to expand business with current customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles. Accordingly, sales and marketing expenses for fiscal 1996 increased as a percentage of revenues to 30% compared to 29% in fiscal 1995.

      In fiscal 1996, general and administrative expenses increased $674,000 or 6% to $12.9 million from $12.2 million for fiscal 1995. As a percentage of revenue, general and administrative expenses have declined to 13% from 16% in the prior year as a result of increased leveraging of the Company's infrastructure to support a higher sales volume.

      Other income (expense) is primarily comprised of interest income, interest expense and foreign currency gains and losses. For fiscal 1996, other income increased $1.5 million to $1.8 million from $272,000 for fiscal 1995. This increase was primarily attributable to additional interest income arising from higher cash balances which have been generated by operations and from the proceeds of the Company's initial and secondary public stock offerings. The increase in interest income was partially offset by foreign exchange losses of $186,000 in fiscal 1996, compared to foreign exchange gains of $30,000 in fiscal 1995. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of the Company's foreign subsidiaries.

      Although the Company's consolidated financial statements are stated in U.S. dollars, several of the Company's subsidiaries have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of the Company's subsidiaries from the functional currencies to U.S. dollars are reported as an adjustment to stockholders' equity. However, fluctuations in exchange rates may have an effect on the Company's results of operations, particularly its revenues and operating margins, when translating the income statements to dollars. The impact of future exchange rates on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, the Company may undertake such transactions. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

      For fiscal 1996, the provision for income taxes increased by $2.2 million to $4.0 million from $1.9 million for fiscal 1995. This increase reflects an increase in income before taxes as well as the effect of utilizing the last of the Company's tax loss carryforwards. Learning Tree International, Inc. operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Since taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot offset the taxable income of subsidiaries in other tax jurisdictions, the Company's consolidated effective tax rate may vary. In fiscal 1996, certain of the Company's subsidiaries utilized tax loss carryforwards to offset a portion of their taxable income for the year whereas they were able to offset a greater portion of their taxable income in 1995. Since no significant tax loss carryforwards remain to offset future taxable income, the Company's consolidated effective tax rate can be expected to increase in the future. See Note 3 to the Notes to Consolidated Financial Statements.

      The Company's revenues in fiscal 1996 increased in each geographical segment compared to fiscal 1995. The increases were greatest in the Company's largest geographic segments, the United States and Europe. All of the Company's geographic segments were profitable in fiscal 1996. The European segment recording operating income of $7.6 million in fiscal 1996 compared to operating income of $4.1 million in fiscal 1995 as a result of revenue increases primarily in the United Kingdom and Sweden. See Note 8 to Notes to Consolidated Financial Statements.

    FISCAL 1995 COMPARED WITH FISCAL 1994

      In fiscal 1995, revenues increased $20.3 million or 35% to $78.8 million from $58.5 million in fiscal 1994. The increase in revenues reflects an increase in both the number of course events and revenue per event. The number of course events increased 26% to 3,688 in fiscal 1995 compared to 2,928 in fiscal 1994 due to a corresponding increase in the number of participants. The increased number of course participants reflects expansion of the number of course titles and continued growth in sales of the Company's multi-course programs, with revenues from the Passport Program increasing to $13.2 million in fiscal 1995 from $8.8 million in fiscal 1994. Revenue per course event increased by approximately 8% in fiscal 1995 compared to fiscal 1994 due to (i) a faster rate of growth in the number of higher-paying single course event participants than in the number of participants attending under the discounted Passport Program, (ii) an increase in the average revenue per event for Passport holders and (iii) a shift in the mix of course events from customer- site course events toward Learning Tree-site course events, which generate higher average revenues per course event. The Company's revenues and revenue per course event discussed above reflect changes in the exchange rates used to translate into dollars the Company's revenues that are denominated in foreign currencies, which exchange rate changes added approximately $2.7 million in revenues in fiscal 1995 compared to fiscal 1994.

      The Company's cost of revenues increased $7.0 million or 30% to $30.7 million for fiscal 1995 compared to $23.7 million for fiscal 1994. This change primarily was attributable to the increased number of course events in fiscal 1995 over fiscal 1994, since the average cost per course event was substantially unchanged between the two periods. Because revenues per course event grew while costs per course event remained substantially unchanged, the gross profit margin grew to 61.0% in fiscal 1995 compared to 59.5% in fiscal 1994.

      Course development expense increased $1.0 million or 25% to $5.0 million for fiscal 1995 from $4.0 million for fiscal 1994. This increase reflects the 21% growth in course titles from 72 at September 30, 1994 to 87 at September 30, 1995 as well as the cost of updating the larger existing course title library and developing the multimedia CBT product line.

      Sales and marketing expense increased $1.7 million or 8% to $22.9 million for fiscal 1995 from $21.2 million for fiscal 1994. While sales and marketing expense increased in absolute terms, it declined as a percentage of revenues to 29% in fiscal 1995 compared to 36% for fiscal 1994. The Company decided to increase its sales and marketing expenses in fiscal 1996 in order to reach a broader range of potential customers, to expand business with its current customers, and to communicate the availability of its new course titles and multimedia CBT product line.

      General and administrative expense increased $2.3 million or 22% during fiscal 1995 to $12.2 million from $9.9 million in fiscal 1994. This increase in general and administrative expense is primarily the result of increases in personnel, rent expense and performance-based incentive compensation. However, these costs decreased as a percentage of revenues to 16% in fiscal 1995 from 17% in fiscal 1994.

      Other income (expense), net primarily was comprised of interest expense, interest income and foreign currency gains and losses. Interest income increased $244,000 to $331,000 for fiscal 1995 from $87,000 in fiscal 1994, reflecting the Company's increased cash balances. In fiscal 1995, the Company recorded $30,000 in foreign exchange gains compared to $101,000 in fiscal 1994.

      In fiscal 1995, certain of the Company's subsidiaries utilized tax loss carryforwards to offset their taxable income for the year. Accordingly, the tax provision for fiscal 1995 reflects the benefit from the use of such loss carryforwards as well as the use of foreign tax credits. Additional tax loss carryforwards remain available in certain foreign subsidiaries to offset future taxable income. See Note 3 to the Notes to Consolidated Financial Statements.

      The Company's revenues in fiscal 1995 increased in each geographical segment compared to fiscal 1994, with the United States operations recording the greatest percentage increase because of stronger demand for the Company's client/server based courses. In addition, each of the geographical segments recorded increased operating income in fiscal 1995 as compared to fiscal 1994 primarily because of increased revenues in each segment. The Company's European segment recorded operating income of $4.1 million in fiscal 1995 compared to operating income of $95,000 in fiscal 1994 as a result of revenue increases primarily in the United Kingdom and France. Likewise income from the United States operations equaled $3.4 million in fiscal 1995 compared to operating income of $104,000 in fiscal 1994 because of a 42% increase in revenues. See Note 8 to Notes to Consolidated Financial Statements.


    QUARTERLY RESULTS OF OPERATIONS

      The following tables set forth unaudited quarterly financial data for each of the eight consecutive fiscal quarters ended September 30, 1996, including such data expressed as a percentage of the Company's revenues. The Company believes that this information includes all adjustments (which consisted solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                           THREE MONTHS ENDED
                       ----------------------------------------------------------------------------------
                       DEC. 31,   MARCH 31,  JUNE 30,   SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30, SEPT. 30,
                         1994       1995       1995       1995       1995      1996      1996      1996
                       --------   --------   --------   --------   --------   -------   -------   -------
                                           (DOLLARS IN THOUSANDS)
Revenues.............. $18,468    $17,774    $21,849    $20,727    $23,178   $22,712   $27,714   $29,971
Cost of revenues......   7,132      6,980      8,247      8,372      9,232     8,969    10,297    12,381
                       -------    -------    -------    -------    -------   -------   -------   -------
 Gross profit.........  11,336     10,794     13,602     12,355     13,946    13,743    17,417    17,590
Operating expenses
 Course development...   1,089      1,139      1,351      1,375      1,242     1,432     1,746     1,828
 Sales and marketing..   4,607      6,041      6,181      6,054      6,208     7,936     7,659     9,442
 General and
  administrative......   3,042      2,946      3,007      3,181      3,343     2,810     3,306     3,391
                       -------    -------    -------    -------    -------    -------  -------   -------
 Total operating
  expenses............   8,738     10,126     10,539     10,610     10,793    12,178    12,711    14,661
                       -------    -------    -------    -------    -------    ------   -------   -------
Income from operations   2,598        668      3,063      1,745      3,153     1,565     4,706     2,929
Other income (expense)     (20)       313         97       (118)       157       470       541       630
                       -------    -------    -------    -------    -------   -------   -------   -------
Income before provision
 for income taxes.....   2,578        981      3,160     1,627       3,310     2,035     5,247     3,559
Provision for income
 taxes................     522        143        603       598         943       634     1,547       909
                       -------    -------    -------    -------    -------   -------   -------   -------
Net income............ $ 2,056    $   838    $ 2,557    $ 1,029    $ 2,367   $ 1,401   $ 3,700   $ 2,650
                       =======    =======    =======    =======    =======   =======   =======   =======
AS A PERCENTAGE OF
 REVENUES:
Revenues..............     100%       100%       100%       100%       100%      100%      100%      100%
Cost of revenues......      39         39         38         40         40        40        37        41
                       -------    -------    -------    -------    -------   -------   -------   -------
 Gross profit.........      61         61         62         60         60        60        63        59
Operating Expenses
 Course development...       6          6          6          7          5         6         6         6
 Sales and marketing..      25         34         28         29         27        35        28        32
 General and
  administrative......      16         17         14         15         14        12        12        11
                       -------    -------    -------    -------    -------   -------   -------   -------
 Total operating
  expenses............      47         57         48         51         46        53        46        49
                       -------    -------    -------    -------    -------   -------   -------   -------
Income from operations      14          4         14          9         14         7        17        10
Other income (expense)       0          2          0         (1)         0         2         2         2
                       -------    -------    -------    -------    -------   -------   -------   -------
Income before provision
 for income taxes.....      14          6         14          8         14         9        19        12
Provision for income
 taxes................       3          1          3          3          4         3         6         3
                       -------    -------    -------    -------    -------   -------   -------   -------
Net income............      11%         5%        11%         5%        10%        6%       13%        9%
                       =======    =======    =======    =======    =======   =======   =======   =======

      The Company has in the past experienced fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's course development and sales and marketing expenses are incurred based on its expectations regarding future market conditions and there can be no assurance that the attendant revenues will occur. Specifically, the Company intends to increase the amount of its expenditures for course development and sales and marketing in the future. The Company may be unable to adjust its expenditures in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company's operating results may fluctuate based on other factors, including the frequency and availability of course events, the frequency and size of and response to, the Company's direct mail marketing campaigns, the timing of the introduction of new course titles and alternate delivery methods, the mix between customer-site course events and Learning Tree-site course events, competitive forces within the current and anticipated future markets served by the Company, the spending patterns of its customers, currency fluctuations, inclement weather and general economic conditions. Fluctuations in quarter-to-quarter results may also occur depending on differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

      The Company's revenues and income have also varied significantly from quarter to quarter due to seasonal factors. The Company generally has greater revenue and operating income in the second half of its fiscal year (April through September) than in the first half of its fiscal year. This seasonality is due in part to seasonal spending patterns of the Company's customers, and in part to quarterly differences in the frequency and size of the Company's direct mail marketing campaigns, as well as weather, holiday and vacation patterns. There can be no assurance that these seasonal effects will remain the same in the future.

      Furthermore, one of the Company's multiple enrollment programs is the Training Passport program. Purchasers of Passports pay a set price for the right to attend up to eight courses (ten in the United Kingdom and France) within a twelve month period. The amount of revenue recognized for each attendance in the Company's courses by Passport holders is based upon the selling price of the Passport and the estimated average number of courses Passport holders will actually attend. Upon expiration of a Passport, the Company records the differences, if any, between the revenues previously recognized and the Passport selling price. The Company reviews the estimated average number of course events Passport holders will attend on a monthly basis. The estimated attendance rate is based upon the historical experience of the average actual number of course events Passport holders have been attending. If the Passport attendance rate changes, based upon this historical data, the Company adjusts the revenue recognition rate for all active Passports and for all Passports sold thereafter. Although the Company has seen no material changes in the historical attendance rates as the number of course titles has increased from fiscal 1993 to present, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue. See Note 1 of Notes to Consolidated Financial Statements.

    LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased to $24.5 million at September 30, 1996 from $10.0 million at September 30, 1995. In addition, the Company had $37.0 million of short-term interest-bearing investments at September 30, 1996. The combined total of cash, cash equivalents and short-term interest-bearing investments increased in fiscal 1996 primarily as a result of the $30.8 million of net proceeds received from the Company's initial public offering in December 1995, the $11.0 million received from the Company's secondary public offering in September 1996 and cash provided by operations. For fiscal 1996, cash provided by operations was approximately $20.2 million compared to $11.4 million during fiscal 1995. The increase in cash provided by operations reflects the increase in profitability and increases in deferred revenues arising from prepaid multi-enrollment programs. At September 30, 1996, the Company had working capital of $43.4 million and had unused available lines of credit of approximately $463,000.

      During fiscal 1996, the Company invested $9.2 million in equipment, property and leasehold improvements compared to $3.6 million in fiscal 1995. This increase is primarily related to additional course equipment to support the growth in the number of course events and to upgrade course equipment capabilities and the purchase of certain office facilities for its United States subsidiary. Although the Company expects to continue to invest in additional equipment and facilities in fiscal 1997, as of September 30, 1996, the Company had no material future purchase obligations, capital commitments or debt. Accordingly, management believes that its cash, cash equivalents and short-term interest-bearing investments together with the cash provided by operations will be sufficient to meet the Company's cash requirements at least until the end of fiscal 1997.

      It is contemplated that part of the proceeds of the Company's initial and secondary public offerings may be used for acquisitions. While the Company has no current agreements in place or negotiations underway with respect to any acquisition, the Company plans to regularly evaluate acquisition opportunities that fit within its business plan. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, diversion of management's attention away from normal operating activities, negative financial impacts based on the amortization of acquired intangible assets, the dilutive effects of the issuance of Common Stock in connection with an acquisition, and potential loss of key employees of the acquired operation. The Company has had no experience in executing and implementing acquisitions and no assurance can be given as to the success of the Company in executing and implementing acquisitions in the future.

      The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Report of Independent Public Accountants...........................      31
Consolidated Balance Sheets at September 30, 1995 and 1996.........      32
Consolidated Statements of Operations for the fiscal years ended
 September 30, 1994, 1995 and 1996.................................      33
Consolidated Statements of Stockholders' Equity (Deficit) for the
 fiscal years ended September 30, 1994, 1995 and 1996..............      34
Consolidated Statements of Cash Flows for the fiscal years ended
 September 30, 1994, 1995 and 1996.................................      35
Notes to Consolidated Financial Statements.........................      36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Stockholders of Learning Tree International, Inc.:

      We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries as of September 30, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



                                              Arthur Andersen LLP

    Los Angeles, California
    November 15, 1996

                LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,
                                                                         ----------------------------
                                                                             1995            1996
                                                                         ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 10,029,000    $ 24,541,000
  Short-term interest-bearing investments..............................            --      37,000,000
  Trade accounts receivable, less allowances of
   $259,000 and $254,000, respectively.................................     8,623,000      12,652,000
  Prepaid marketing expenses...........................................       707,000       1,084,000
  Prepaid expenses and other...........................................     1,977,000       2,333,000
                                                                         ------------    ------------
      Total current assets.............................................    21,336,000      77,610,000
                                                                         ------------    ------------
Equipment, property and leasehold improvements:
  Education and office equipment.......................................    15,352,000      18,721,000
  Transportation equipment.............................................        80,000          65,000
  Property and leasehold improvements..................................     1,448,000       4,287,000
                                                                         ------------    ------------
                                                                           16,880,000      23,073,000
  Less: accumulated depreciation and amortization......................   (11,124,000)    (11,427,000)
                                                                         ------------    ------------
                                                                            5,756,000      11,646,000
Deferred income taxes..................................................       478,000         279,000
Other assets...........................................................       857,000       1,994,000
                                                                         ------------    ------------
      Total assets.....................................................  $ 28,427,000    $ 91,529,000
                                                                         ============    ============
LIABILITIES
Current liabilities:
  Current portion of debt and capital leases...........................  $    191,000    $    125,000
  Trade accounts payable...............................................     6,852,000      10,599,000
  Deferred revenue.....................................................    10,346,000      15,611,000
  Accrued payroll, benefits and related taxes..........................     2,606,000       2,149,000
  Other accrued liabilities............................................     1,775,000       3,563,000
  Income taxes payable.................................................     1,073,000       2,200,000
                                                                         ------------    ------------
      Total current liabilities........................................    22,843,000      34,247,000
Long-term debt and capital leases, net of current portion..............       272,000         134,000
Deferred facilities rent...............................................     2,007,000       1,642,000
                                                                         ------------    ------------
      Total liabilities................................................    25,122,000      36,023,000
                                                                         ------------    ------------
Commitments

STOCKHOLDERS' EQUITY
  Class A Common Stock, $.0001 par value, 23,000,000
   shares authorized, 9,955,000 and 0 shares issued
   and outstanding, respectively.......................................         1,000              --
   Class B Common Stock, nonvoting, $.0001 par value,
   2,000,000 shares authorized, 1,417,000 and 0
   shares issued and outstanding, respectively.........................            --              --
   Common Stock, $.0001 par value, 25,000,000 shares
   authorized, 0 and 14,663,000 shares issued and
   outstanding, respectively...........................................            --           1,000
  Additional paid-in capital...........................................     1,216,000      42,992,000
  Notes receivable from stockholders...................................      (679,000)       (144,000)
  Deferred compensation--stockholders..................................      (287,000)       (207,000)
  Cumulative foreign currency translation..............................      (882,000)       (753,000)
  Retained earnings....................................................     3,936,000      13,617,000
                                                                         ------------    ------------
      Total stockholders' equity.......................................     3,305,000      55,506,000
                                                                         ------------    ------------
      Total liabilities and stockholders' equity.......................  $ 28,427,000    $ 91,529,000
                                                                         ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                                                         -------------------------------------------
                                                                             1994           1995           1996
                                                                         ------------   ------------   -------------
Revenues................................................................ $58,466,000    $78,818,000    $103,575,000
Costs of revenues.......................................................  23,665,000     30,731,000      40,879,000
                                                                         -----------    -----------    ------------
Gross profit............................................................  34,801,000     48,087,000      62,696,000
                                                                         -----------    -----------    ------------
Operating expenses:
  Course development....................................................   3,978,000      4,954,000       6,248,000
  Sales and marketing...................................................  21,243,000     22,883,000      31,245,000
  General and administrative............................................   9,945,000     12,176,000      12,850,000
                                                                         -----------    -----------    ------------
                                                                          35,166,000     40,013,000      50,343,000
                                                                         -----------    -----------    ------------
Income (loss) from operations...........................................    (365,000)     8,074,000      12,353,000
                                                                         -----------    -----------    ------------
Other income (expense):
  Interest expense......................................................    (112,000)       (84,000)        (45,000)
  Interest income.......................................................      87,000        331,000       2,058,000
  Foreign exchange......................................................     101,000         30,000        (186,000)
  Other.................................................................     (64,000)        (5,000)        (29,000)
                                                                         -----------    -----------    ------------
                                                                              12,000        272,000       1,798,000
                                                                         -----------    -----------    ------------
Income (loss) before provision for income taxes.........................    (353,000)     8,346,000      14,151,000
Provision for income taxes..............................................      90,000      1,866,000       4,033,000
                                                                         -----------    -----------    ------------
Net income (loss)....................................................... $  (443,000)   $ 6,480,000    $ 10,118,000
                                                                         ===========    ===========    ============
Net income (loss) per common share and common equivalent share.......... $     (0.04)   $      0.57    $       0.74
                                                                         ===========    ===========    ============
Weighted average number of common and common
 equivalent shares outstanding..........................................  11,512,000     11,364,000      13,740,000
                                                                         ===========    ===========    ============





  The accompanying notes are an integral part of these consolidated financial statements.

                 LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               CLASS      CLASS                    NOTES                      FOREIGN
                                  A        B      ADDITIONAL    RECEIVABLE                   CURRENCY                    TOTAL
                      COMMON   COMMON    COMMON     PAID-IN        FROM        DEFERRED    TRANSLATION    RETAINED    STOCKHOLDERS'
                      STOCK    STOCK     STOCK*     CAPITAL    STOCKHOLDERS  COMPENSATION   ADJUSTMENT    EARNINGS       EQUITY
                      ------   -------   -------  -----------  ------------  ------------  ---------    -----------   --------------
Balance,
 September 30, 1993.. $   --   $ 1,000   $ --     $   443,000    $(234,000)  $      --     $(710,000)   $(1,671,000)  $(2,171,000)

FISCAL YEAR 1994:
Sales of Common
 Stock...............     --        --     --           52,000     (48,000)         --            --             --         4,000
Repurchase of Common
 Stock...............     --        --     --         (173,000)     93,000          --            --       (259,000)     (339,000)
Net loss.............     --        --     --               --          --          --            --       (443,000)     (443,000)
Foreign currency
 adjustments.........     --        --     --               --          --          --      (139,000)            --      (139,000)
Collections on notes
 receivable from
 stockholders........     --        --     --               --      34,000          --            --             --        34,000
                      ------   -------   -----     -----------   ---------   ---------     ---------    -----------   -----------
Balance,
 September 30, 1994..     --     1,000     --          322,000    (155,000)         --      (849,000)    (2,373,000)   (3,054,000)

FISCAL YEAR 1995:
Sales of Common
 Stock...............     --        --     --          942,000    (579,000)   (321,000)           --             --        42,000
Repurchase of Common
 Stock...............     --        --     --          (48,000)     23,000          --            --       (171,000)     (196,000)
Net income...........     --        --     --               --          --          --            --      6,480,000     6,480,000
Amortization of
 deferred
 compensation........     --        --     --               --          --      34,000            --             --        34,000
Foreign currency
 adjustments.........     --        --     --               --          --          --       (33,000)            --       (33,000)
Collections on notes
 receivable from
 stockholders........     --        --     --               --      32,000         --             --             --        32,000
                      ------   -------   -----     -----------   ---------   ---------     ---------    -----------   -----------
Balance,
 September 30, 1995..     --     1,000     --        1,216,000    (679,000)   (287,000)     (882,000)     3,936,000     3,305,000

FISCAL YEAR 1996:
Conversion of Class
 A and B Common
 Stock...............  1,000    (1,000)    --               --          --          --            --             --            --
Sales of Common
 Stock...............     --        --     --       41,816,000          --          --            --             --    41,816,000
Repurchase of
 Common Stock........     --        --     --          (40,000)    446,000          --            --       (437,000)      (31,000)
Net income...........     --        --     --               --          --          --            --     10,118,000    10,118,000
Amortization of
 deferred
 compensation........     --        --     --               --          --      80,000            --             --        80,000
Foreign currency
 adjustments.........     --        --     --               --          --          --       129,000             --       129,000
Collections on
 notes receivable
 from stockholders...     --        --     --               --      89,000          --            --             --        89,000
                      ------   -------   -----     -----------   ---------   ---------     ---------    -----------   -----------
Balance,
 September 30, 1996.. $1,000   $    --   $  --     $42,992,000   $(144,000)  $(207,000)    $(753,000)   $13,617,000   $55,506,000
                      ======   =======   =====     ===========   =========   =========     =========    ===========   ===========

-------
* Par value amounts round to less than one thousand dollars.


  The accompanying notes are an integral part of these consolidated financial statements.

                 LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                                      -----------------------------------------
                                                         1994          1995            1996
                                                      ----------    -----------    ------------
Cash flows--operating
 activities:
  Net income (loss)................................   $ (443,000)   $ 6,480,000    $ 10,118,000
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization..................    1,669,000      2,146,000       3,187,000
    Deferred facilities rent charges...............     (243,000)      (481,000)       (358,000)
    Amortization of deferred compensation..........          --          34,000          80,000
    Unrealized foreign exchange (gains) losses.....     (132,000)       (77,000)        154,000
    Change in net assets and liabilities:
     Trade accounts receivable.....................     (537,000)    (2,195,000)     (4,120,000)
     Prepaid marketing expenses....................      174,000       (335,000)       (387,000)
     Prepaid expenses and other....................     (335,000)      (692,000)       (408,000)
     Income taxes..................................      130,000        960,000       1,270,000
     Trade accounts payable........................      712,000      1,155,000       3,797,000
     Deferred revenue..............................    2,500,000      3,378,000       5,352,000
     Accrued payroll, benefits and related taxes...       71,000      1,025,000        (528,000)
     Other accrued liabilities.....................       15,000        (21,000)      2,021,000
                                                      ----------    -----------    ------------
    Net cash provided by operating activities......    3,581,000     11,377,000      20,178,000
                                                      ----------    -----------    ------------
Cash flows--investing activities:
  Purchases of equipment, property and leasehold
   improvements....................................   (2,023,000)    (3,629,000)     (9,169,000)
  Retirements of equipment.........................       86,000         81,000          56,000
  Purchases of short-term interest-bearing
   investments:
    Investments held to maturity...................           --             --     (12,500,000)
    Investments held for sale......................           --             --     (24,500,000)
  Other, net.......................................      (45,000)        62,000      (1,159,000)
                                                      ----------    -----------    ------------
Net cash used in investing activities..............   (1,982,000)    (3,486,000)    (47,272,000)
                                                      ----------    -----------    ------------
Cash flows--financing activities:
  Principal payments of debt and capital leases....     (697,000)      (799,000)       (185,000)
  Proceeds from additional debt....................      321,000        255,000              --
  Sales of Common Stock............................        4,000         42,000      41,816,000
  Repurchase of Common Stock.......................     (339,000)      (196,000)        (31,000)
  Collections of stockholder notes.................       34,000         32,000          71,000
                                                      ----------    -----------    ------------
   Net cash provided by (used in) financing
    activities.....................................     (677,000)      (666,000)     41,671,000
                                                      ----------    -----------    ------------
Effects of exchange rates on cash..................       82,000         30,000         (65,000)
                                                      ----------    -----------    ------------
Net increase in cash and cash equivalents..........    1,004,000      7,255,000      14,512,000
Cash and cash equivalents at the beginning of the
 period............................................    1,770,000      2,774,000      10,029,000
                                                      ----------    -----------    ------------
Cash and cash equivalents at the end of the period.   $2,774,000    $10,029,000    $ 24,541,000
                                                      ==========    ===========    ============
Supplemental disclosures:
  Income taxes paid................................   $       --    $ 1,036,000    $  2,960,000
                                                      ==========    ===========    ============
  Interest paid....................................   $  112,000    $   119,000    $     44,000
                                                      ==========    ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    a. Nature of the Business:

      Learning Tree International, Inc. and subsidiaries (the "Company") develop, publish and deliver advanced technology training courses covering a broad range of topics which are designed to meet the training needs of information technology ("IT") professionals worldwide. These courses are delivered primarily at the Company's leased Education Centers located in the United States, England, Canada, France and Sweden. Such course events are also conducted in hotel and conference facilities, and at customer sites throughout the world. The Company provides courses that are regularly presented worldwide and cover such IT topics as client/server systems, Internet/intranet technologies, computer networks, operating systems, database systems, programming languages, graphical user interfaces, object-oriented technology, IT management and related topics. In addition to its instructor-led courses, the Company has recently developed and is expanding a line of multimedia CBT versions of its courses designed for both stand-alone CD-ROM and network-based delivery.

    b. Reincorporation:

      In September 1995, the Company reincorporated in Delaware. Since reincorporating, the Company's authorized capital stock has consisted of 25,000,000 shares of Common Stock, $.0001 par value and 10,000,000 shares of preferred stock, $.0001 par value ("Preferred Stock"). No shares of Preferred Stock have been issued nor have the terms, conditions or preferences for such Preferred Stock been established.

    c. Stock Split:

      On October 5, 1995, the Company effected a 3.66 for 1 split of the Company's Class A and Class B Common Stock. All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock split.

    d. Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of Learning Tree International, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Minority interests in certain subsidiaries are not significant. Following is a summary of the subsidiaries of the Company:

     Learning Tree International USA, Inc. (U.S.)
     Learning Tree International, K.K. (Japan)
     Learning Tree International Ltd. (United Kingdom)
     Learning Tree International S.A. (France)
     Learning Tree International AB (Sweden)
     Learning Tree Publishing AB (Sweden)
     Learning Tree International Inc. (Canada)
     Advanced Technology Marketing, Inc. (U.S.)
     Systems for Business and Industry, Inc. (U.S.)
     Technology for Business and Industry, Inc. (U.S.)

                LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

    e. Revenue Recognition - Instructor-Led Courses:

      The Company's revenues are received from corporate and governmental agencies for the training of their employees. Course events range from two to five days with an average of approximately four days. For individual course enrollments, the Company recognizes revenues and the related direct costs of course events upon commencement of each course event which, for each period presented, approximates the amount recognized on a straight-line basis over the duration of the course.

      The Company offers a sales discount program referred to as the Passport Program. The Passport Program allows an individual passport holder to attend up to a maximum of eight courses (ten in the United Kingdom and France) held by the Company over a one year period for a fixed price. Under the Passport Program, the amount of revenue recognized for each attendance in one of the Company's courses is based upon the selling price of the Passport and the estimated average number of courses passport holders will actually attend. Upon expiration of a Passport, the Company records the differences, if any, between the revenues previously recognized and the Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events Passport holders have been attending. The average of the actual attendance rate for all expired Passports has closely approximated the estimated rate utilized by the Company. If the Passport attendance rate changes, based upon this historical data, the Company adjusts the revenue recognition rate for all active Passports and for all Passports sold thereafter. Although the Company has seen no material changes in the historical rates as its number of course titles has increased, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

    f. Revenue Recognition - Multimedia CBT Courses:

      The Company derives its revenues from its multimedia computer based training ("CBT") products under license agreements under which customers license the usage of products for periods of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are allowed to exchange any or all of the licensed course titles for an equal number of new course titles. The first year license fee is generally recognized as revenue at the time of delivery, provided there are no significant vendor obligations remaining. Subsequent annual license fees are recognized on each anniversary date, provided there are no significant vendor obligations remaining. If significant vendor obligations exist at the time of delivery, revenue is deferred and recognized ratably over the term of the license agreement. The cost of satisfying any insignificant vendor obligations is accrued at the time revenue is recognized. Unearned license revenues are recorded as deferred revenues in the consolidated financial statements.

    g. Deferred Revenues:

      Deferred revenues primarily relate to unearned revenues associated with the Passport Program, refundable advance payments received from customers for course events to be held in the future and unearned revenues associated with multi-year license agreements for multimedia CBT courses.

                LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

    h. Prepaid Marketing Expenses:

      Prepaid marketing expenses primarily include the outside costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are expensed in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable. Marketing expenses for the years ended September 30, 1994, 1995 and 1996 were $13,935,000, $14,850,000 and $21,612,000, respectively.

    i. Course Development Costs:

      Instructor-led IT training course development costs are charged to operations in the period incurred. Multimedia CBT development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86) "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". SFAS No. 86 requires capitalization of certain software development costs upon the establishment of technological feasibility. Based on the Company's multimedia CBT product development process, technological feasibility is established upon the completion of a working model or a detail course design. For the fiscal years ended September 30, 1995 and 1996, $234,000 and $723,000 of multimedia CBT product development costs, respectively, were charged to course development expense in the accompanying consolidated statements of operations. No significant development costs had been capitalized as of September 30, 1995 and approximately $1,202,000 had been capitalized as of September 30, 1996. Capitalized multimedia CBT product development costs are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product which is 24 months.

    j. Foreign Currency:

      The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to United States dollars in accordance with SFAS No. 52. The rates of exchange at each fiscal year end are used for translating the balance sheets and the average monthly rates of exchange for each year are used for the statements of operations. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

      To date, the Company has not sought to hedge the risk associated with fluctuations in currency exchange rates, and therefore continues to be subject to such risk.

    k. Equipment, Property and Leasehold Improvements:

      Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the following useful lives:

       Education and office equipment..............   3 to 5 years
       Transportation equipment....................   4 years
       Leasehold improvements......................  10 years or the life of the lease, if shorter
       Property....................................  30 years

                LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

      Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization and any resulting gain or loss is included in income. Capitalized equipment leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the equipment at the beginning of the lease term.

    l. Facilities Leases:

     The Company leases its facilities under various operating lease agreements. Certain provisions of these leases provide for cash incentives, graduated rent payments and other inducements. The Company recognizes rent expense on a straight-line basis which more closely reflects the benefits received. The value of any lease incentives or inducements, along with the excess of rent expense recognized over rentals paid is recorded as deferred facilities rent charges in the accompanying consolidated financial statements.

    m. Computation of Net Income (Loss) per Common Share and Common Equivalent
       Share:

      Net income (loss) per common share and common equivalent share is computed using the weighted average number of shares of Common Stock outstanding during the period after giving retroactive effect to the 3.66 to 1 stock split that occurred in October 1995. The weighted average number of common and common equivalent shares outstanding was computed pursuant to the rules of the Securities and Exchange Commission. For calculating net income (loss) per common share and common equivalent share for fiscal 1994 and 1995, such rules require that common stock and common stock equivalents issued by the Company during the twelve months preceding the Company's initial public offering at prices below the initial public offering price (436,000 shares) be included in the calculation of the shares outstanding for all periods presented, using the treasury stock method.

    n. Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    2. PREPAID EXPENSES AND OTHER:

      Prepaid expenses and other current assets at September 30, 1995 and 1996 consist of the following:

                                         SEPTEMBER 30,
                                     ----------------------
                                        1995       1996
                                     ----------  ----------
Prepaid rent......................   $  494,000  $  363,000
Prepaid stock offering expenses...      369,000        --
GST and VAT on advance billings...      322,000     695,000
Miscellaneous receivables.........      162,000     213,000
Supplier deposits.................       54,000      32,000
Interest receivable...............        9,000     223,000
Other.............................      567,000     807,000
                                     ----------  ----------
                                     $1,977,000  $2,333,000
                                     ==========  ==========

                LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

    3. INCOME TAXES:

      The Company files a consolidated U.S. Federal income tax return which includes substantially all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside.

     Income (loss) before provision (credit) for income taxes consists of the following:

                                   SEPTEMBER 30,
                      -------------------------------------
                         1994         1995         1996
                      ---------    ----------   -----------
        Domestic...   $ 164,000    $3,645,000   $ 4,577,000
        Foreign....    (517,000)    4,701,000     9,574,000
                      ---------    ----------   -----------
          Total....   $(353,000)   $8,346,000   $14,151,000
                      =========    ==========   ===========

      For the years ended September 30, 1994, 1995 and 1996, the provision (credit) for income taxes was comprised of the following:

                                                            SEPTEMBER 30,
                                              -------------------------------------
                                                 1994           1995        1996
                                              ---------    ----------    ----------

        Current tax provision:
          U.S. Federal.....................   $  15,000    $  732,000    $1,167,000
          State............................       3,000       208,000       247,000
          Foreign..........................     259,000     1,063,000     2,420,000
                                              ---------    ----------    ----------
                                                277,000     2,003,000     3,834,000
                                              ---------    ----------    ----------
        Deferred tax provision:
          U.S. Federal.....................    (192,000)     (181,000)      153,000
          State............................      15,000        20,000         9,000
          Foreign..........................     (10,000)       24,000        37,000
                                              ---------    ----------    ----------
                                               (187,000)     (137,000)      199,000
                                              ---------    ----------    ----------
        Total provision for income taxes...   $  90,000    $1,866,000    $4,033,000
                                              =========    ==========    ==========

      The following is a reconciliation of the provision (credit) for income taxes and the credit for income taxes computed by applying the U.S. Federal statutory rate to the income (loss) before taxes:

                                                                SEPTEMBER 30,
                                                  -------------------------------------
                                                     1994         1995          1996
                                                  ----------   ----------    ----------
        Income taxes at the statutory rate.....   $(120,000)   $2,837,000    $4,811,000
        Permanent differences..................    (142,000)      (88,000)     (192,000)
        Change in valuation allowance..........     236,000      (923,000)     (577,000)
        Effect of current and foreign losses...     103,000       (23,000)     (131,000)
        Use of foreign tax credits.............          --      (133,000)      (42,000)
        State income taxes.....................       3,000       208,000       164,000
        Other, net.............................      10,000       (12,000)           --
                                                  ---------    ----------    ----------
        Total provision for income taxes.......   $  90,000    $1,866,000    $4,033,000
                                                  =========    ==========    ==========

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," deferred income tax assets and liabilities arise from carryforwards and from temporary differences between the tax basis of assets and liabilities and the book basis of such assets and liabilities as reported in the financial statements. Valuation allowances were provided with respect to certain deferred tax assets as of September 30, 1995 and 1996, to reduce the deferred tax asset to a level which, more likely than not, will be realized. The net deferred tax asset reflects management's estimates of the amount which will be realized from the future profitability which can be predicted with reasonable certainty.

  The following is a summary of the tax effect of carryforwards and temporary differences which give rise to deferred tax assets and liabilities:

                                                        SEPTEMBER 30,
                                                  -------------------------
                                                      1995          1996
                                                  ------------   ----------
Domestic operations:
  Deferred tax assets:
    Deferred facilities rent charges...           $   524,000    $ 430,000
    Foreign tax credit carryforwards...               434,000      353,000
    Other..............................                94,000      147,000
  Deferred tax liabilities:
    Depreciation and amortization......              (158,000)    (246,000)
    Other..............................               (16,000)     (17,000)
                                                  -----------    ---------
    Net domestic deferred tax assets...               878,000      667,000
                                                  -----------    ---------
Foreign operations:
  Deferred tax assets:
    Tax loss carryforwards.............               528,000           --
    Depreciation and other.............                78,000       41,000
                                                  -----------    ---------
    Net foreign deferred tax assets....               606,000       41,000
                                                  -----------    ---------
Valuation allowances...................            (1,006,000)    (429,000)
                                                  -----------    ---------
Net deferred tax assets................           $   478,000    $ 279,000
                                                  ===========    =========

      At September 30, 1996, the Company had approximately $353,000 of foreign tax credit carryforwards available to offset taxes in future years. The foreign tax credit carryforwards expire in 2001.

4. DEBT AND CAPITAL LEASES:

 The following is a summary of obligations under debt and capital leases as of September 30, 1995 and 1996, respectively:

                                                        SEPTEMBER 30,
                                                  -------------------------
                                                      1995          1996
                                                  ---------       ---------
Notes payable to former employees with
 various maturities through 2001 bearing
 interest at 5 to 8 percent (See note 6).....     $ 310,000       $ 170,000
Capital lease obligations, due through 1998..       153,000          89,000
                                                  ---------       ---------
                                                    463,000         259,000
Less--current portion........................      (191,000)       (125,000)
                                                  ---------       ---------
                                                  $ 272,000       $ 134,000
                                                  =========       =========

                LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

      Certain of the Company's foreign subsidiaries have established lines of credit with local banks. The aggregate amount available under these facilities as of September 30, 1996, was $463,000. At September 30, 1996, there were no borrowings against these lines. Interest on borrowings under these facilities would be payable monthly at variable rates which were 9.55 percent in France and 8.95 percent in Sweden as of September 30, 1996.

      The annual aggregate scheduled maturities of debt obligations for the five fiscal years subsequent to September 30, 1996 are presented below:

       1997..............................................     $ 56,000
       1998..............................................       51,000
       1999..............................................       26,000
       2000..............................................       24,000
       2001..............................................       13,000
                                                              --------
                                                              $170,000
                                                              ========

      The Company leases certain equipment costing approximately $339,000 under capital lease agreements. The following summarizes the future minimum lease payments under capitalized leases together with the present value of the future minimum lease payments:

       1997..............................................      $74,000
       1998..............................................       18,000
                                                               -------
                                                                92,000
       Less--amount representing interest................       (3,000)
                                                               -------
                                                               $89,000
                                                               =======

    5. COMMITMENTS:

      The Company leases its facilities and certain equipment under various operating lease agreements. The minimum future rental payments for all operating leases are as follows:

       1997..............................................  $ 3,897,000
       1998..............................................    3,839,000
       1999..............................................    3,678,000
       2000..............................................    3,455,000
       2001..............................................    3,098,000
       Thereafter........................................    6,175,000
                                                           -----------
                                                           $24,142,000
                                                           ===========

      For the years ended September 30, 1994, 1995 and 1996, rent expense was $4,547,000, $3,486,000 and $3,985,000, respectively. The agreements generally require the payment of property taxes, insurance and maintenance in addition to the minimum base rent.

    6. COMMON STOCK:

    Stock Sold to Employees--

      Prior to December 6, 1995, the Company's Common Stock was divided into two classes: Class A Voting Common Stock (Class A Stock) and Class B Non-Voting Common Stock (Class B Stock). During fiscal years 1994 and 1995, the Company sold approximately 81,000 shares and 736,000 shares of Class B Stock, respectively, to certain employees. The purchase price of these shares was determined based on the

                LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES formula as defined in the stock purchase agreements. Proceeds from the sales of these shares of Class B Stock included cash and full recourse notes. Effective as of the closing of the initial public offering on December 6, 1995, each outstanding share of Class B Stock was converted into one fully paid and non-assessable share of Class A Stock. Thereafter, the Common Stock ceased being divided into series and has since consisted of a single class. There were 1,417,000 shares of Class B Stock outstanding at September 30, 1995.

      As of September 30, 1996, approximately 414,000 shares of the Common Stock sold in fiscal 1995 are subject to repurchase options. The repurchase option terms stipulate that the Company, at its sole option, may repurchase these shares from the stockholder in the event the stockholder leaves the employment of the Company for any reason. The Company can repurchase the shares at an amount equal to the initial issue price plus seven percent per annum. These repurchase options expire over a four-year period at a rate of 25 percent per year.

      The Company recorded deferred compensation of $321,000, which represented the excess of the appraised value of $1.40 per share in January 1995 and $1.90 per share in June 1995 (as determined by an independent appraisal) over the initial issue price of $.94 per share of 436,000 shares of the Class B Stock sold to certain employees during fiscal 1995. In management's view, the initial public offering price per share was significantly higher than the appraised value of the stock in January 1995 and June 1995 due to:
    (i) the Company's increased earnings subsequent to the valuation dates, (ii) the higher multiples of comparable companies in the market as compared with the multiples prevailing at the valuation dates, (iii) the perceived value of the Company's recent efforts in the CBT market, and (iv) a market discount included in the appraised value to reflect the lack of marketability, transferability and voting rights of the Class B Stock. The deferred compensation is reflected as a reduction of stockholders' equity in the accompanying financial statements and is being amortized as additional compensation expense over the four-year term of the repurchase options. During the fiscal years ended September 30, 1995 and 1996, the Company recorded $34,000 and $80,000 of additional compensation expense relating the amortization of the deferred compensation, respectively.

      During the fiscal years ended September 30, 1994 and 1995, the Company repurchased 498,000 shares and 153,000 shares of Class B Stock, respectively, under the terms of the repurchase agreements. The aggregate repurchase prices of these shares were $432,000 and $219,000 in fiscal 1994 and 1995, respectively. The settlement of these stock repurchases was completed through the cancellation of notes receivable from the selling stockholders, cash payments and the issuance of notes payable by the Company of $321,000 and $195,000 during fiscal 1994 and 1995, respectively. (See
    Note 4.)

      In March 1996, the Company repurchased 26,393 shares of Common Stock from employees for the cancellation of notes receivable from such stockholders in the amount of $446,000. In addition, during March 1996, notes receivable from stockholders in the amount of $19,000 were offset against the equivalent amount of notes payable to such stockholders. In June 1996, the Company repurchased 32,889 shares from a former employee for $31,000 in cash under the terms of a repurchase agreement.

                LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

    Initial Public Offering--

      In December 1995, 3,000,000 shares of the Company's Common Stock were sold in an initial public offering, of which 2,500,000 shares were sold by the Company and 500,000 shares were sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by its stockholders. In January 1996, an additional 450,000 shares of Common Stock were sold by the Company pursuant to a purchase option granted to the underwriters at the time of the initial public offering to cover over allotments. The Company received proceeds of approximately $30.8 million, net of expenses of approximately $4.6 million, from its sale of shares in the initial public offering.

    Secondary Public Offering--

      In September 1996, the Company completed a secondary public offering whereby 2,599,000 shares of its Common Stock were sold to the public. The Company sold 400,000 shares and 2,199,000 shares were sold by certain stockholders of the Company. The Company did not receive any of the proceeds from the sale of shares by its stockholders. The Company received approximately $11.0 million from its sale of shares in the secondary public offering after deducting underwriters' commissions and its share of other stock issuance costs which aggregated approximately $1.0 million.

    Stock Options--

      During the fiscal years ended September 30, 1989 and September 30, 1994, the Company entered into agreements with certain employees to sell an aggregate of 300,000 shares of Class B common stock at the contractual formula value (estimated fair market value) ranging from $0.28 to $0.94 per share. During fiscal 1995, all of these options were exercised and the shares were issued.

    1995 Stock Option Plan--

      In October 1995, the Company and its stockholders adopted the 1995 Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to purchase an aggregate of up to 1,500,000 shares of the Common Stock of the Company. The Stock Option Plan permits the grant of options to officers, employees and directors of the Company. The exercise price of incentive stock options granted will be greater than or equal to the fair market value of the Common Stock at the date of grant and the maximum term of the options may not exceed ten years. The vesting schedule and the period required for full exercisability of the stock options are at the discretion of the Board of Directors but in no event can it be less than six months. As of September 30, 1996, no options had been granted under the Stock Option Plan.

      On October 1, 1996, non-qualified options for approximately 436,000 shares were granted under the Stock Option Plan to substantially all employees with at least one year of service with the Company. The exercise price of options granted was equal to the fair market value of the Common Stock at the date of grant and the terms of the options are five years. The options are subject to a four year vesting schedule at 25 percent per year on each anniversary date.

                LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

    7. EMPLOYEE BENEFIT PLAN:

      The Company has adopted a defined contribution plan for the benefit of its domestic employees who have met the eligibility requirements. The Learning Tree International, Inc. Profit-Sharing and Deferred Savings Plan (the Plan) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

      Qualified employees may elect to contribute up to 15 percent of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. The Company makes matching contributions at a rate of 25 percent of elective contributions up to one and one-half percent of the compensation of such contributors. Additionally, the Company makes qualified nonelective contributions to the Plan on an annual basis. The qualified nonelective contributions are equivalent to one and one-half percent of the annual compensation of the qualified participants. The Company contributed $149,000, $129,000 and $225,000 to the Plan for the fiscal years ended September 30, 1994, 1995 and 1996, respectively.

      As of October 1, 1996, the Plan was amended such that the Company will match contributions at a rate of 75 percent of elective contributions up to four and one-half percent of the compensation of such contributors. However, the annual qualified nonelective contributions to the Plan have been eliminated.

      The Company has adopted similar plans for the benefit of its employees in certain of its foreign subsidiaries. Contributions to these plans are subject to various age, length of service and compensation level criteria as well as certain limitations. For the fiscal years ended September 30, 1994, 1995 and 1996, the cost to the Company of these plans was approximately $81,000, $110,000 and $162,000, respectively.

    8. BUSINESS SEGMENT DATA:

      The Company's sole business segment is the design and delivery of IT education courses. There were no sales to any individual customers that accounted for 10% or more of revenue in fiscal 1994, 1995 or 1996.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 Information about the Company's operations in different geographic locations for the years ended September 30, 1994, 1995 and 1996 is as follows:

                                                               FISCAL YEARS ENDED SEPTEMBER 30,
                                                          -----------------------------------------
                                                             1994            1995         1996
                                                          -----------    -----------   ------------
Revenues:
 United States.........................................   $24,977,000    $35,390,000   $ 49,790,000
 Canada................................................     5,309,000      6,102,000      7,748,000
 Europe................................................    26,876,000     35,637,000     43,746,000
 Asia..................................................     1,304,000      1,689,000      2,291,000
                                                          -----------    -----------   ------------
Consolidated revenues..................................   $58,466,000    $78,818,000   $103,575,000
                                                          ===========    ===========   ============
Income (loss) from operations:
 United States.........................................   $   104,000    $ 3,375,000   $  3,173,000
 Canada................................................      (853,000)       342,000        958,000
 Europe................................................        95,000      4,056,000      7,636,000
 Asia..................................................       289,000        301,000        586,000
                                                          -----------    -----------   ------------
   Consolidated income (loss) from operations..........   $  (365,000)   $ 8,074,000   $ 12,353,000
                                                          ===========    ===========   ============
Identifiable assets:
 United States.........................................   $ 7,795,000    $14,657,000   $ 69,568,000
 Canada................................................     1,153,000      1,189,000      2,634,000
 Europe................................................     7,190,000     12,428,000     18,916,000
 Asia..................................................       168,000        153,000        411,000
                                                          -----------    -----------   ------------
Consolidated assets....................................   $16,306,000    $28,427,000   $ 91,529,000
                                                          ===========    ===========   ============

    9. VALUATION AND QUALIFYING ACCOUNTS:

      For the years ended September 30, 1994, 1995 and 1996, activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                                                          SEPTEMBER 30,
                                                               ---------------------------------
                                                                 1994       1995         1996
                                                               --------   ---------   ----------
Beginning balance....................................          $139,000   $197,000    $ 259,000
Charged to expense...................................            58,000    107,000      101,000
Amounts written off..................................                --    (45,000)    (106,000)
                                                               --------   --------    ---------
Ending balance.......................................          $197,000   $259,000    $ 254,000
                                                               ========   ========    =========

10. CASH, CASH EQUIVALENTS AND SHORT-TERM INTEREST-BEARING INVESTMENTS:

Cash Equivalents--

  The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Short-Term Interest-Bearing Investments--

  Investments held to maturity mature between one and twelve months. Investments held for sale mature after ten years but are subject to put options, at par value, every 28 days. Cost approximates market value for all classifications of cash and short-term interest-bearing investments. There were no material realized or unrealized gains or losses on such investments.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 Following is a summary of short-term interest-bearing investments as of September 30, 1996:

   Investments held to maturity:
   Commercial paper.................................  $12,620,000
   U.S. government agency debt......................    5,000,000
                                                      -----------
                                                       17,620,000
   Less cash equivalents............................    5,120,000
                                                      -----------
   Total held to maturity...........................  $12,500,000

   Investments held for sale:
    State and local government debt.................   24,500,000
                                                      -----------
   Total interest-bearing investments...............  $37,000,000
                                                      ===========

Cash Flow Information--

  The Company purchased Class B Stock from employees for cancellation of notes receivable of $93,000, $23,000 and $446,000 for the years ended September 30, 1994, 1995 and 1996, respectively. In addition, during March 1996, notes receivable from stockholders in the amount of $19,000 were offset against the equivalent amount of notes payable to such stockholders. The Company sold Class B Stock to employees and received promissory notes of $48,000 and $579,000 as partial consideration therefor during the fiscal years ended September 30, 1994 and 1995, respectively.

11. RELATED PARTY TRANSACTIONS:

Consulting Agreements--

  In January 1995, the Company and M. Kane & Company, Inc. ("MKC") entered into an agreement pursuant to which MKC agreed to provide financial advice and assistance. In consideration for such services, MKC received 1.875% of the gross proceeds of the initial public offering. This agreement terminated upon the settlement date of the initial public offering. The president of MKC is a Director of the Company.

  In July 1996, the Company and MKC entered into a second agreement pursuant to which MKC agreed to provide financial advice and assistance. As consideration for such services, MKC received 1.805% of the gross proceeds of the secondary public offering. In addition, MKC received approximately $5,000 for reimbursement of nonaccountable expenses. This agreement terminated at the completion of the secondary public offering.

Employment Agreements--

  In October 1995, the Company entered into employment agreements with the Chief Executive Officer and President of the Company, each for a minimum period of three years, which may be extended for additional periods of three years at the option of the officer involved.

    Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None


                                  PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table provides biographical information regarding the directors and executive officers of the Company as of September 30, 1996. All other information regarding directors and executive officers of the Company required by this item is incorporated by reference to the section entitled "Executive Officers of the Registrant" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1996 Annual Meeting of Shareholders.

         NAME                  AGE                 TITLE
         ----                  ---                 -----
    David C. Collins(1)......  55  Chairman of the Board of Directors and Chief
                                    Executive Officer
    Eric R. Garen............  49  President and Director
    Max S. Shevitz...........  41  Executive Vice President and Director
    Gary R. Wright...........  39  Vice President, Finance, Chief Financial
                                    Officer and Secretary
    Mary C. Adams............  40  Vice President, Administration, Investor
                                    Relations and Assistant Secretary
    W. Mathew Juechter(1)......63  Director
    Michael W. Kane(1).......  45  Director
    Alan B. Salisbury........  59  Director and President and General Manager,
                                    Learning Tree International USA, Inc.

    --------
    (1)Member of the Audit Committee and the Compensation Committee.

      Dr. Collins, a co-founder of the Company, has been Chairman of the Board and Chief Executive Officer since the Company's business began in 1974 (under the name Integrated Computer Systems Publishing Co., Inc.). Dr. Collins has a Bachelor of Science degree (with distinction) in Electrical Engineering from Stanford University, and Masters and Ph.D. degrees in Electrical Engineering from the University of Southern California.

      Mr. Garen, a co-founder of the Company, has served first as Executive Vice President and then as President of the Company since the Company's business began in 1974. Mr. Garen holds a Bachelors degree in Electrical Engineering from the California Institute of Technology and a Masters degree in Computer Science from the University of Southern California, both with honors.

      Mr. Shevitz has been Executive Vice President of the Company since July 1994, and was General Manager of Learning Tree International U.S.A., Inc., a subsidiary of the Company, from September 1988 to December 1993. From January to July 1994, Mr. Shevitz was Executive Vice President at Sigma International, Inc., a customer service training company. From 1986 to 1988, Mr. Shevitz was the founder and President of MD Technology, Inc., a medical diagnostic equipment company.

      Mr. Wright has been Vice President, Finance and Chief Financial Officer of the Company since January 1995, and from January 1990 to that time he was Corporate Controller of the Company. From April 1983 to January 1990, Mr. Wright was employed by The Flying Tiger Line Inc. and its parent company, Tiger International, Inc., a publicly-held transportation company, where he held a variety of financial executive positions, including Assistant Controller and Director of Financial Reporting. Prior to April 1983, Mr. Wright worked at the public accounting firm of Arthur Andersen LLP. Mr. Wright is a certified public accountant.

      Ms. Adams has served as Vice President, Administration since September 1995. She began her association with the Company in September 1975 and has held a variety of positions in the Company. Ms. Adams is also the President of Advanced Technology Marketing, Inc., a wholly-owned subsidiary of the Company, and manages the Company's Investor Relations Department.

      Mr. Juechter has been a director of the Company since June 1987. Since 1991, he has been the Chief Executive Officer of ARC International Ltd., a management consulting and training company. From 1986 to 1991, Mr. Juechter was Managing Director of IRA, Inc. in St. Paul, Minnesota, a management consulting company. Mr. Juechter was President and Chief Executive Officer of Wilson Learning Corp., a multi-national training organization, from 1977 to 1986. From 1989 to 1995, Mr. Juechter served as President of the Board of Governors of the American Society for Training and Development (ASTD).

      Dr. Kane has served as a director of the Company since February 1995. Since 1991, he has been President and Chief Executive Officer of M. Kane & Company, Inc., an investment banking firm focusing primarily on technology companies. From 1987 to 1988, he was an investment banker with L.F. Rothschild & Co., Inc. and from 1988 to 1991 was an investment banker with Oppenheimer & Co., Inc. From 1984 to 1987, he practiced primarily corporate and securities law with the law firm of Irell & Manella (corporate counsel to the Company), and prior to that he was a Project Leader in the Systems Sciences Department of The Rand Corporation and was an independent consultant to the satellite telecommunications industry. Dr. Kane has a Bachelor of Arts degree in Political Science from the University of Wisconsin--Madison and a Master's degree in International Relations, a Ph.D. degree in Political Science and a J.D. degree from the University of California, Los Angeles.

      Dr. Salisbury has been President and General Manager of Learning Tree International (USA), the Company's operating subsidiary in the United States, since April 1993. From 1991 until he joined the Company in 1993, Dr. Salisbury was Chief Operating Officer of Microelectronics and Computer Technology Corporation (MCC), an organization involved in the research and development of IT products located in Austin, Texas; and from 1987 to 1991, he was President of the Contel Technology Center, the research and development group of an independent telephone company located in Chantilly, Virginia. Dr. Salisbury is a director of Sybase, Inc., a database software developer and Telepad Corporation, a computer manufacturer. The author of numerous books and articles related to information technology and training, Dr. Salisbury served in the United States Army from 1958 to 1987, when he retired as Commanding General of the U.S. Army Information Systems Engineering Command. He holds a Bachelor of Science degree (with distinction) from the U.S. Military Academy, and Masters and Ph.D. degrees in Electrical Engineering and Computer Science from Stanford University.

      David C. Collins and Mary C. Adams are married. There are no other family relationships among any of the directors or executive officers of the Company.


    Item 11.  EXECUTIVE COMPENSATION

      The information regarding compensation of executive officers of the Company required by this item is incorporated by reference to the section entitled "Executive Compensation" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1996 Annual Meeting of Shareholders.


    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information regarding the security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1996 Annual Meeting of Shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled "Certain Transactions" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1996 Annual Meeting of Shareholders.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) Financial Statements and Schedules

     The financial statements of Learning Tree International, Inc. as set forth under item 8 are filed as part of this report.

     All Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because such schedules are not required under the related instructions, are not applicable or the required information is given in the financial statements.

 (b) Reports on Form 8-K

     There were no reports on Form 8-K during the three month period ended September 30, 1996.

 (c) Exhibit index

EXHIBIT
   NO.                               DESCRIPTION
-------                              -----------
   3.1     Amended and Restated Certificate of Incorporation of the Registrant*

   3.2     By-Laws of the Registrant*

   4.1     Specimen of Common Stock Certificate**

  10.1     Employment Agreement dated as of October 1, 1995 between Learning
             Tree International, Inc. and Dr. David C. Collins**

  10.2     Employment Agreement dated as of October 1, 1995 between Learning
             Tree International, Inc. and Eric R. Garen**

  10.3     Employment Agreement dated as of April 19, 1993 between Learning
             Tree International (USA), Inc. and Alan B Salisbury*

  10.4     Employment Agreement dated as of February 1978, as amended, between
             Learning Tree International, Inc. and Mary C. Adams**

  10.5     Employment Agreement dated as of July 18,1994, as amended, between
             Learning Tree International, Inc. and Max S. Shevitz*

  10.6     Employment Agreement dated as of January 8, 1990, as amended, between Learning Tree International, Inc. and Gary R. Wright**

  10.7     Form of Training Advantage Agreement*

  10.8     1995 Stock Option Plan dated as of September 29, 1995**

  21.1     Subsidiaries of the Registrant***

  27.1     Financial Data Schedule

--------
*    Previously filed on October 6, 1995.
**   Previously filed on November 13, 1995.
***  Previously filed on December 1, 1995.

                                  SIGNATURES

 PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT, LEARNING TREE INTERNATIONAL, INC., A CORPORATION ORGANIZED AND EXISTING UNDER THE LAWS OF THE STATE OF DELAWARE, HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES, STATE OF CALIFORNIA, ON THE 2ND DAY OF DECEMBER, 1996.

                                   Learning Tree International, Inc.


                                   By:  /s/ David C. Collins, Ph.D.
                                        ___________________________________
                                        Name:  David C. Collins, Ph.D.
                                        Title: Chairman of the Board of
                                               Directors and Chief
                                               Executive Officer

 PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE                               TITLE                DATE
            ---------                               -----                ----
/s/  David C. Collins, Ph.D.                 Chairman of the Board     December 2,
-----------------------------------          and Chief Executive          1996
     DAVID C. COLLINS, PH.D.                 Officer (principal
                                             executive officer)

     /s/  Eric R. Garen                      President and Director    December 2,
-----------------------------------                                       1996
          ERIC R. GAREN

     /s/  Max S. Shevitz                     Executive Vice            December 2,
-----------------------------------          President and Director       1996
          MAX S. SHEVITZ

     /s/  Gary R. Wright                     Vice President,           December 2,
-----------------------------------          Finance, Chief               1996
          GARY R. WRIGHT                     Financial Officer and
                                             Secretary (principal
                                             financial officer and
                                             principal accounting
                                             officer)

                                             Director                  December  ,
-----------------------------------                                       1996
          W. MATHEW JUECHTER

     /s/  Alan B. Salisbury, Ph.D.           Director                  December 2,
-----------------------------------                                       1996
          ALAN B. SALISBURY, PH.D.

     /s/  Michael W. Kane, Ph.D.             Director                  December 2,
-----------------------------------                                       1996
            MICHAEL W. KANE, PH.D.

                                       51