Form 10-Q
period 1996-12-31
LEARNING TREE INTERNATIONAL INC
filed 1997-01-28
CIK 1002037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

{X} Quarterly report pursuant to Section 13 and 15(d) of the Securities
    Exchange Act of 1934
      For the quarterly period ended DECEMBER 31, 1996
                                     -----------------

                                       or

{_} Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
      For the transition period from___________to___________


Commission file number 0-27248
                       -------


                       LEARNING TREE INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       DELAWARE                     95-3133814
            -------------------------------     -------------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      identification No.)

              6053 WEST CENTURY BOULEVARD, LOS ANGELES, CA  90045
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code   (310) 417-9700
                                                         ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X     No
                                       -------    -------


The number of shares of common stock, $.0001 par value, outstanding as of January 27, 1997, is 21,994,507 shares.

                         Total number of pages      11
                                                 --------

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                               DECEMBER 31, 1996


                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL STATEMENTS
    Item 1.    Financial Statements:
               Consolidated Balance Sheets.............................      3
               Consolidated Statements of Operations...................      4
               Consolidated Statements of Cash Flows...................      5
               Notes to Consolidated Financial Statements..............      6

    Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................      7

PART II--OTHER INFORMATION

    Item 1.    Legal Proceedings.......................................     10
    Item 2.    Changes in Securities...................................     10
    Item 3.    Defaults Upon Senior Securities.........................     10
    Item 4.    Submission of Matters to a Vote of Security Holders.....     10
    Item 5.    Other Information.......................................     10
    Item 6.    Exhibits and Reports on Form 8-K........................     10

SIGNATURES.............................................................     11


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,             September 30,
                                                                                          1996                      1996
                                                                                      ------------             -------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents...................................................       $26,513,000               $24,541,000
    Short-term interest-bearing investments.....................................        39,467,000                37,000,000
    Trade accounts receivable, net..............................................        13,864,000                12,652,000
    Prepaid marketing expenses..................................................            40,000                 1,084,000
    Prepaid expenses and other..................................................         2,280,000                 2,333,000
                                                                                       -----------               -----------
      Total current assets......................................................        82,164,000                77,610,000

Equipment, property and leasehold improvements, net.............................        14,499,000                11,646,000
Deferred income taxes...........................................................           285,000                   279,000
Other assets....................................................................         2,210,000                 1,994,000
                                                                                       -----------               -----------
      Total assets..............................................................       $99,158,000               $91,529,000
                                                                                       ===========               ===========

LIABILITIES
Current liabilities:
    Current portion of debt and capital leases..................................       $   118,000               $   125,000
    Trade accounts payable......................................................         9,597,000                10,599,000
    Deferred revenue............................................................        18,731,000                15,611,000
    Accrued liabilities.........................................................         7,392,000                 5,712,000
    Income taxes payable........................................................         1,691,000                 2,200,000
                                                                                       -----------               -----------
      Total current liabilities.................................................        37,529,000                34,247,000

Long-term debt and capital leases, net of current portion.......................           104,000                   134,000
Deferred facilities rent........................................................         1,562,000                 1,642,000
                                                                                       -----------               -----------
      Total liabilities.........................................................        39,195,000                36,023,000
                                                                                       -----------               -----------

Commitments

STOCKHOLDERS' EQUITY
    Common Stock, $.0001 par value, 25,000,000 shares authorized,
        21,995,000 shares issued and outstanding................................             2,000                     2,000
    Additional paid-in capital..................................................        42,992,000                42,992,000
    Notes receivable from stockholders..........................................          (107,000)                 (144,000)
    Deferred compensation--stockholders.........................................          (187,000)                 (207,000)
    Cumulative foreign currency translation.....................................          (467,000)                 (753,000)
    Retained earnings...........................................................        17,730,000                13,616,000
                                                                                       -----------               -----------
      Total stockholders' equity................................................        59,963,000                55,506,000
                                                                                       -----------               -----------
      Total liabilities and stockholders' equity................................       $99,158,000               $91,529,000
                                                                                       ===========               ===========


         See accompanying notes to consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  For the Three Months
                                                   Ended December 31,
                                              ----------------------------
                                                  1996            1995
                                              ------------    ------------
Revenues...................................    $36,010,000     $23,178,000
Costs of revenues..........................     14,342,000       9,232,000
                                               -----------     -----------

 Gross profit..............................     21,668,000      13,946,000
                                               -----------     -----------

Operating expenses:
 Course development........................      2,382,000       1,242,000
 Sales and marketing.......................      9,891,000       6,208,000
 General and administrative................      3,749,000       3,343,000
                                               -----------     -----------
                                                16,022,000      10,793,000
                                               -----------     -----------

Income from operations.....................      5,646,000       3,153,000
                                               -----------     -----------

Other income (expense):
 Interest expense..........................         (8,000)         (9,000)
 Interest income...........................        870,000         238,000
 Foreign exchange..........................         13,000         (56,000)
 Other.....................................       (288,000)        (16,000)
                                               -----------     -----------
                                                   587,000         157,000
                                               -----------     -----------

Income before provision for income taxes...      6,233,000       3,310,000
Provision for income taxes.................      2,119,000         943,000
                                               -----------     -----------

Net income.................................    $ 4,114,000     $ 2,367,000
                                               ===========     ===========

Net income per common share and common
 equivalent share..........................    $      0.19     $      0.13
                                               ===========     ===========

Weighted average number of common and
 common equivalent shares                       22,033,000      18,118,000
                                               ===========     ===========

         See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  For the Three Months
                                                                                   Ended December 31,
                                                                               ---------------------------
                                                                                  1996            1995
                                                                               -----------     -----------
Cash flows--operating activities:
  Net income...............................................................    $ 4,114,000     $ 2,367,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization........................................      1,027,000         630,000
      Deferred facilities rent charges.....................................       (103,000)        (69,000)
      Amortization of deferred compensation................................         20,000          20,000
      Unrealized foreign exchange losses...................................             --          54,000
      Change in net assets and liabilities:
        Trade accounts receivable..........................................     (1,008,000)        (19,000)
        Prepaid marketing expenses.........................................        120,000         191,000
        Prepaid expenses and other.........................................        246,000          10,000
        Income taxes.......................................................       (708,000)        450,000
        Trade accounts payable.............................................     (1,219,000)       (922,000)
        Deferred revenue...................................................      2,726,000       1,282,000
        Accrued liabilities................................................      2,446,000         852,000
                                                                               -----------     -----------

      Net cash provided by operating activities............................      7,661,000       4,846,000
                                                                               -----------     -----------

Cash flows--investing activities:
  Purchases of equipment, property and leasehold improvements..............     (3,999,000)     (1,776,000)
  Retirements of equipment, property and leasehold improvements............        287,000          64,000
  Proceeds from short-term interest-bearing investments held to maturity...      2,433,000              --
  Purchases of short-term interest-bearing investments:
    Investments held to maturity...........................................     (4,500,000)             --
    Investments held for sale..............................................       (400,000)             --
  Other, net...............................................................       (219,000)          9,000
                                                                               -----------     -----------

      Net cash used in investing activities................................     (6,398,000)     (1,703,000)
                                                                               -----------     -----------

Cash flows--financing activities:
  Principal payments of debt and capital leases............................        (36,000)        (59,000)
  Sales of Common Stock....................................................             --      26,108,000
  Collections of stockholder notes.........................................         36,000          26,000
                                                                               -----------     -----------

      Net cash provided by (used in) financing activities..................             --      26,075,000
                                                                              -----------     -----------

Effects of exchange rates on cash..........................................        709,000         (80,000)
                                                                               -----------     -----------
Net increase in cash and cash equivalents..................................      1,972,000      29,138,000
Cash and cash equivalents at the beginning of the period...................     24,541,000      10,029,000
                                                                               -----------     -----------
Cash and cash equivalents at the end of the period.........................    $26,513,000     $39,167,000
                                                                               ===========     ===========

Supplemental disclosures:
    Income taxes paid......................................................    $ 1,248,000     $   563,000
                                                                               ===========     ===========
    Interest paid..........................................................    $     9,000     $    23,000
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

                       LEARNING TREE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

         The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Certain prior period balances have been reclassified to conform with the current period presentation. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996 that are contained in the Company's 1996 Annual Report on Form 10-K.

Note 2.  Stock Dividend
         --------------

         On December 16, 1996, the Company paid a 50% stock dividend to all of the holders of its Common Stock, $.0001 Par Value ("Common Stock"). All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock dividend.

Note 3.  Computation of Net Income per Common Share and Common Equivalent Share:
         ----------------------------------------------------------------------

         Net income per common share and common equivalent share is computed using the weighted average number of shares of Common Stock outstanding during the period. For fiscal 1996, the weighted average number of common and common equivalent shares outstanding was computed pursuant to the rules of the Securities and Exchange Commission. Such rules require that common stock and common stock equivalents issued by the Company during the twelve months preceding the Company's initial public offering, at prices below the public offering price (654,000 shares), be included in the calculation of the shares outstanding for all periods presented using the treasury stock method.

Note 4.  Stock Option Plan
         -----------------

         In October 1995, the Company and its stockholders adopted the 1995 Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to purchase an aggregate of up to 2,250,000 shares of the Common Stock of the Company. The Stock Option Plan permits the grant of options to officers, employees, directors and consultants of the Company. The exercise price of incentive stock options granted must be greater than or equal to the fair market value of the Common Stock on the date of grant and the exercise price of a non-qualified stock option must be greater than or equal to 75% of the fair market value of the Common Stock on the date of grant. The maximum term of all options may not exceed ten years. The vesting schedule and the period required for full exercisability of the stock options are at the discretion of the Board of Directors but in no event can they be less than six months.

         On October 1, 1996, non-qualified options for approximately 654,000 shares were granted under the Stock Option Plan to substantially all employees with at least one year of service with the Company. The exercise price of options granted was equal to the fair market value of the Common Stock at the date of grant and the terms of the options are five years. The options are subject to a four year vesting schedule at 25 percent per year on each anniversary date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Learning Tree International, Inc. (the "Company"), is a leading worldwide provider of education and training for corporate information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles which are focused on client/server systems, Internet/intranets, local and wide area computer networks, operating systems, programming languages, database systems, graphical user interfaces, object-oriented technology and IT management. The Company tests and certifies IT professionals in 21 IT job functions. The Company's courses are recommended for college credit by the American Council on Education.

     In addition to its instructor-led courses, the Company has developed and is expanding a line of interactive computer-based training courses incorporating audio and graphical elements ("multimedia CBT") that are designed for both stand-alone CD-ROM and network-based delivery.

RESULTS OF OPERATIONS

     For the first quarter of fiscal 1997, which ended December 31, 1996, revenues increased by $12.8 million or 55% to $36.0 million from $23.2 million for the same quarter in the prior year. Income from operations for the quarter ended December 31, 1996 increased $2.4 million or 79% to $5.6 million from $3.2 million for the first quarter of fiscal 1996. For the quarter ended December 31, 1996, net income increased by $1.7 million or 74% to $4.1 million from $2.4 million for the quarter ended December 31, 1995.

     The growth of revenues is due primarily to an increase in the number of course participants to 24,029 in the quarter ended December 31, 1996, from 16,359 participants in the corresponding quarter of the prior year. The additional course participants are primarily attributable to increased marketing and sales expenditures and an increase in the number of course titles to 120 in the first quarter of fiscal 1997, compared to 91 in the same period a year earlier. Revenues for the three month period ended December 31, 1996, also reflect slightly higher average revenue per course participant as well as revenues from the Company's multimedia CBT product line.

     The Company's cost of revenues primarily includes the costs associated with the course instructor, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues for the first quarter of fiscal 1997 increased $5.1 million or 55% to $14.3 million from $9.2 million for the same quarter in 1996. The increase in the cost of revenues for the three month period ended December 31, 1996 as compared to the same period in the prior year, is primarily the result of an increased number of course events. The number of course events increased 39% in the quarter ended December 31, 1996 to 1,485 course events from 1,066 course events in the quarter ended December 31, 1995. Costs per course event increased approximately 10% compared to the corresponding period in the prior year. The change in the average cost per course event primarily reflects the higher costs of conducting more course events at sites other than education centers due to education center capacity constraints, costs of recruiting and training new instructors to expand the instructor force and costs of course equipment. To accommodate the growth in course enrollments, the Company has increased and is seeking additional education center facilities in certain locations.

     In response to the continued strength in enrollments, the Company intends to: a) continue to expand its library of course titles, including the development of a series of new 1-day seminars; b) further expand its sales, advertising and marketing expenditures to capture additional market share; c) recruit and train additional instructors for both new and existing course titles and d) as noted above, add additional education centers and expand the number of classrooms in its existing education centers. Accordingly, the Company's cost of revenues, course development and sales and marketing expenditures are expected to increase. There can be no assurance that the Company will be able to achieve increased market share after making the expenditures required by these activities.

     Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal course development staff and independent consultants who serve as subject matter experts. Course development expense increased by $1.2 million or 92% to $2.4 million for the first quarter ended December 31, 1996 from $1.2 million in the quarter ended December 31, 1995. This increase reflects the costs associated with the Company's strategy of expanding its instructor-led course library to meet its customers' growing technology training needs, updating and maintaining the growing course title library and developing the multimedia CBT product line. The Company introduced its first multimedia CBT course title in February 1996. As of December 31, 1996, the Company had released 20 multimedia CBT course titles and plans to continue to accelerate its multimedia CBT course title development process.

     Sales and marketing expense consists of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased $3.7 million or 59% to $9.9 million for the quarter ended December 31, 1996 from $6.2 million for the quarter ended December 31, 1995. The increase in sales and marketing expenses is due to an increase in telemarketing and field sales staff and direct mail marketing intended to reach a broader range of potential customers, to expand business with current customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles.

     General and administrative expense increased $406,000 or 12% to $3.7 million for the quarter ended December 31, 1996 from $3.3 million for the quarter ended December 31, 1995. As a percentage of revenue, these costs decreased to 10% in the quarter ended December 31, 1996 from 14% in the corresponding quarter of the prior year as a result of increased leveraging of the Company's infrastructure to support a higher sales volume.

     Other income (expense) is comprised of interest income, interest expense, foreign currency gains and losses and other. Total other income increased $430,000 to $587,000 for the quarter ended December 31, 1996 from $157,000 for the same quarter in the prior year. This increase was attributable to additional interest income arising from the increased cash balances which have been generated by operations and from the proceeds of the Company's initial public offering in December 1995 and secondary public offering in September 1996.

     The provision for income taxes increased $1.2 million to $2.1 million for the quarter ended December 31, 1996 from $943,000 for the quarter ended December 31, 1995. The increase in the income tax provision reflects an increase in income before taxes as well as an increase in the Company's effective tax rate for fiscal 1997. The effective tax rate for fiscal 1996 reflected the utilization of certain foreign tax loss carryforwards and all of the Company's remaining tax loss carryforwards were used in that year.

BACKLOG

     At December 31, 1996, the Company had a backlog of orders for courses of $21.8 million, which represented a 59% increase over the backlog of $13.7 million at December 31, 1995. However, the prior year's backlog, at December 31, 1995, may have been adversely affected by the U.S. Government's budget impasse and the French transportation strike which occurred in the November and December 1995 timeframe. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog will continue or that orders comprising the backlog will be realized as revenue.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's operating results may fluctuate based on various factors, including the frequency of course events, the timing, frequency and size of, and response to, the Company's direct mail marketing and advertising campaigns, the timing of the introduction of new course titles and alternate delivery methods, the mix between customer-site course events and Learning Tree-site course events, competitive forces within the current and anticipated future markets served by the Company, the spending patterns of its customers, currency fluctuations, inclement weather and general economic conditions. Fluctuations in quarter-to-quarter results may also occur depending on differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term interest-bearing investments increased to $66.0 million at December 31, 1996 from $61.5 million at September 30, 1996, primarily as a result of the cash provided by operations. In the quarter ended December 31, 1996, cash provided by operations was approximately $7.7 million compared to $4.8 million during the same period in the prior year. The increase in cash provided by operations reflects the increase in profitability and increases in deferred revenues arising from prepaid multi-enrollment programs. At December 31, 1996 the Company had working capital of $44.6 million and had unused available lines of credit of approximately $385,000.

     During the quarter ended December 31, 1996, the Company invested $4.0 million in equipment and facilities compared to $1.8 million in the same period of the prior year. This increase is primarily related to additional course equipment to support the growth of course events and to upgrade course equipment capabilities and to the build-out of office facilities. While the Company expects to purchase additional course equipment and to enter into leases for additional facilities during fiscal 1997, as of December 31, 1996, the Company had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

FORWARD-LOOKING INFORMATION

     Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of new courses and products, the impact of competition and downward pricing pressures, the effect of changing economic conditions, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's 1996 Annual Report on Form 10-K.

                          PART II - OTHER INFORMATION


Item 1:   LEGAL PROCEEDINGS

          None

Item 2:   CHANGES IN SECURITIES

          Not Applicable

Item 3:   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4:   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the first quarter of fiscal 1997, through the solicitation of proxies or otherwise.

Item 5:   OTHER INFORMATION

          Not Applicable

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

                   27.1 Financial Data Schedule

          b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LEARNING TREE INTERNATIONAL, INC.



Dated:  January 27, 1997        By:    /s/ Gary R. Wright
                                       ---------------------------------
                                       Gary R. Wright
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Duly Authorized Officer)