Form 10-Q
period 1997-03-31
LEARNING TREE INTERNATIONAL INC
filed 1997-05-09
CIK 1002037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly  report  pursuant to Section 13 and 15 (d) of the  Securities
    Exchange Act of 1934 For the quarterly period ended March 31, 1997
                                                        --------------

                                       or

[ ] Transition  report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the transition period from ___________to___________



Commission file number 0-27248



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

               6053 West Century Boulevard, Los Angeles, CA 90045
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                            Yes   X           No
                                                 ---              ---

The number of shares of common stock, $.0001 par value, outstanding as of May 3, 1997, is 21,994,507 shares.

                            Total number of pages 11
                                                 ----

                        LEARNING TREE INTERNATIONAL, INC.

                                    FORM 10-Q

                                 March 31, 1997


                                TABLE OF CONTENTS


PART I--FINANCIAL STATEMENTS
                                                                    PAGE
                                                                    ----
  Item 1.   Financial Statements:
              Consolidated Balance Sheets ........................    3
              Consolidated Statements of Operations ..............    4
              Consolidated Statements of Cash Flows ..............    5
              Notes to Consolidated Financial Statements .........    6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................    7


PART II--OTHER INFORMATION

  Item 1.   Legal Proceedings.....................................   10
  Item 2.   Changes in Securities.................................   10
  Item 3.   Defaults Upon Senior Securities.......................   10
  Item 4.   Submission of Matters to a Vote of Security Holders...   10
  Item 5.   Other Information.....................................   10
  Item 6.   Exhibits and Reports on Form 8-K......................   10



SIGNATURES........................................................   11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31,     September 30,
                                                                                                    1997            1996
                                                                                               -------------    -------------
                                                                                                 (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents...............................................................      39,496,000    $ 24,541,000
    Short-term interest-bearing investments ................................................      27,356,000      37,000,000
    Trade accounts receivable, net .........................................................      14,157,000      12,652,000
    Prepaid marketing expenses .............................................................       1,239,000       1,084,000
    Prepaid expenses and other .............................................................       2,821,000       2,333,000
                                                                                               -------------    ------------
         Total current assets ..............................................................      85,069,000      77,610,000
                                                                                               -------------    ------------

Equipment and leasehold improvement, net ...................................................      18,964,000      11,646,000
Deferred income taxes ......................................................................         282,000         279,000
Other assets ...............................................................................       2,615,000       1,994,000
                                                                                                ------------   -------------
         Total assets.......................................................................    $106,930,000   $  91,529,000
                                                                                                ============   =============
LIABILITIES
Current liabilities:
    Current portion of debt and capital leases..............................................          97,000    $    125,000
    Trade accounts payable .................................................................      12,307,000      10,599,000
    Deferred revenue .......................................................................      21,928,000      15,611,000
    Accrued liabilities ....................................................................       5,647,000       5,712,000
    Income taxes payable ...................................................................       3,776,000       2,200,000
                                                                                                ------------    ------------
         Total current liabilities .........................................................      43,755,000      34,247,000

Long-term debt and capital leases, net of current portion ..................................          92,000         134,000
Deferred facilities rent ...................................................................       1,444,000       1,642,000
                                                                                                ------------    ------------
         Total liabilities .................................................................      45,291,000      36,023,000
                                                                                                ------------    ------------

Commitments

STOCKHOLDERS'  EQUITY
    Common  Stock, $.0001 par value; 75,000,000 and
      25,000,000 shares authorized, respectively; 21,995,000 shares issued
      and outstanding ......................................................................           2,000           2,000
    Additional paid-in capital .............................................................      42,992,000      42,992,000
    Notes  receivable from stockholders ....................................................        (101,000)       (144,000)
    Deferred compensation--stockholders ....................................................        (167,000)       (207,000)
    Cumulative foreign currency translation ................................................        (921,000)       (753,000)
    Retained earnings ......................................................................      19,834,000      13,616,000
                                                                                               -------------    ------------
         Total stockholders' equity ........................................................      61,639,000      55,506,000
                                                                                               -------------    ------------
         Total liabilities and stockholders' equity ........................................   $ 106,930,000    $ 91,529,000
                                                                                               =============    ============

          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended            Six Months Ended
                                                                               March 31,                    March 31,
                                                                  ----------------------------    ----------------------------
                                                                     1997              1996             1997           1996
                                                                  ------------    ------------    ------------    ------------

Revenues ......................................................   $ 35,759,000    $ 22,712,000    $ 71,769,000    $ 45,890,000
Costs of revenues .............................................     15,448,000       8,969,000      29,790,000      18,201,000
                                                                  ------------    ------------    ------------    ------------

    Gross profit ..............................................     20,311,000      13,743,000      41,979,000      27,689,000
                                                                  ------------    ------------    ------------    ------------

Operating expenses:
    Course development ........................................      2,372,000       1,432,000       4,754,000       2,674,000
    Sales and marketing .......................................     11,409,000       7,936,000      21,300,000      14,144,000
    General and administrative ................................      4,151,000       2,810,000       7,900,000       6,153,000
                                                                  ------------    ------------    ------------    ------------
                                                                    17,932,000      12,178,000      33,954,000      22,971,000
                                                                  ------------    ------------    ------------    ------------

Income from operations ........................................      2,379,000       1,565,000       8,025,000       4,718,000
                                                                  ------------    ------------    ------------    ------------

Other income (expense):
    Interest expense ..........................................         (9,000)        (10,000)        (17,000)        (19,000)
    Interest income ...........................................        850,000         556,000       1,720,000         794,000
    Foreign exchange ..........................................          4,000         (77,000)         17,000        (133,000)
    Other .....................................................        (35,000)          1,000        (323,000)        (15,000)
                                                                  ------------    ------------    ------------    ------------
                                                                       810,000         470,000       1,397,000         627,000
                                                                  ------------    ------------    ------------    ------------

Income before provision for income taxes ......................      3,189,000       2,035,000       9,422,000       5,345,000
Provision for income taxes ....................................      1,085,000         634,000       3,204,000       1,577,000
                                                                  ------------    ------------    ------------    ------------

Net income....................................................    $  2,104,000    $  1,401,000    $  6,218,000    $  3,768,000
                                                                  ============    ============    ============    ============



Net income per common share and common equivalent
    share......................................................   $       0.10    $       0.07    $       0.28    $       0.19
                                                                  ============    ============    ============    ============

Weighted average number of common and common
    equivalent shares outstanding .............................     22,089,000      21,418,000      22,061,000      19,768,000
                                                                  ============    ============    ============    ============




          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                       1997            1996
                                                                                    -----------    ------------
Cash flows--operating activities:
    Net income..................................................................   $  6,218,000    $  3,768,000
    Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization ..........................................     2,326,000       1,459,000
         (Gains) losses on disposals of equipment, property and leasehold
              improvements ......................................................       332,000           1,000
         Deferred facilities rent charges .......................................      (209,000)       (166,000)
         Amortization of deferred compensation ..................................        40,000          40,000
         Unrealized foreign exchange (gains) losses .............................       (55,000)        117,000
         Change in net assets and liabilities:
             Trade accounts receivable ..........................................    (1,670,000)        (21,000)
             Prepaid marketing expenses .........................................      (161,000)        110,000
             Prepaid expenses and other .........................................      (385,000)       (501,000)
             Income taxes .......................................................     1,538,000        (388,000)
             Trade accounts payable .............................................     1,671,000        (336,000)
             Deferred revenue ...................................................     6,408,000       2,263,000
             Accrued liabilities ................................................       (43,000)        556,000
                                                                                    -----------    ------------
         Net cash provided by operating activities ..............................    16,010,000       6,902,000
                                                                                    -----------    ------------

Cash flows--investing activities:
    Purchases of equipment, property and leasehold improvements .................   (10,001,000)     (3,156,000)
    Retirements of equipment, property and leasehold improvements ...............         5,000           7,000
    Proceeds from short-term interest-bearing investments held to maturity ......    14,544,000            --
    Purchases of short-term interest-bearing investments:
        Investments held to maturity ............................................    (4,500,000)           --
        Investments held for sale ...............................................      (400,000)           --
    Other, net ..................................................................      (660,000)        (51,000)
                                                                                    -----------    ------------
         Net cash used in investing activities ..................................    (1,012,000)     (3,200,000)
                                                                                    -----------    ------------

Cash flows--financing activities:
    Principal payments of debt and capital leases ...............................       (69,000)       (111,000)
    Sales of Common Stock .......................................................          --        30,875,000
    Collections of stockholder notes ............................................        43,000          43,000
                                                                                    -----------    ------------
         Net cash provided by (used in) financing activities ....................       (26,000)     30,807,000
                                                                                    -----------    ------------

Effects of exchange rates on cash ...............................................       (17,000)       (300,000)
                                                                                    -----------    ------------
Net increase (decrease) in cash and cash equivalents ............................    14,955,000      34,209,000
Cash and cash equivalents at the beginning of the period ........................    24,541,000      10,029,000
                                                                                    -----------    ------------
Cash and cash equivalents at the end of the period..............................   $ 39,496,000    $ 44,238,000
                                                                                    ===========    ============

Supplemental disclosures:
         Income taxes paid......................................................   $  2,281,000    $  2,057,000
                                                                                    ===========    ============
         Interest paid..........................................................   $     16,000    $     18,000
                                                                                    ===========    ============


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

Note 2.  Common Stock
         ------------

         On December 16, 1996, the Company paid a 50% stock dividend to all holders of its Common Stock, $.0001 Par Value ("Common Stock"). All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock dividend.

         On March 7, 1997, the Company's shareholders approved an increase in the number of authorized shares of Common Stock from 25,000,000 shares to 75,000,000 shares.

Note 3.  Computation of Net Income per Common share and Common Equivalent Share
         ----------------------------------------------------------------------

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

Note 4:  Stock Option Plan
         -----------------

         In October 1995, the Company and its stockholders adopted the 1995 Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of both incentive stock options and non-qualified stock options for the purchase of an aggregate of 2,250,000 shares of the Common Stock of the Company. The Stock Option Plan permits the grant of options to officers, employees, directors and consultants of the Company. The exercise price of incentive stock options granted must be greater than or equal to the fair market value of the Common Stock on the date of grant and the exercise price of non-qualified stock options must be greater than or equal to 75% of the fair market value of the Common Stock on the date of the grant. The maximum term of all options may not exceed ten years. The vesting schedule and the period required for full exercisability of the stock options are at the discretion of the Board of Directors but in no event can they be less than six months.

         On October 1, 1996 and January 1, 1997, non-qualified options for approximately 654,000 shares and 86,000 shares, respectively, were granted under the Stock Option Plan to substantially all employees with at least one year of service with the Company. The exercise prices of options granted were equal to the fair market values of the Common Stock at the dates of grant and the terms of the options are five years. The options are subject to a four year vesting schedule at 25 percent per year on each anniversary date. As of March 31, 1997, options for approximately 722,000 shares were outstanding under the Stock Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Learning Tree International, Inc. (the "Company"), is a leading worldwide provider of education and training for corporate information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, Internet/intranets, local and wide area computer networks, operating systems, programming languages, database systems, graphical user interfaces, object-oriented technology, and IT management. The Company tests and certifies IT professionals in 22 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education. In addition to its instructor-led courses, the Company develops, produces and markets a line of interactive computer-based training courses incorporating audio and graphical elements ("multimedia CBT") that are designed for both stand-alone CD-ROM and network-based delivery.

NEW DEVELOPMENTS

         During the quarter ended March 31, 1997, the Company expanded the breadth of its instructor-led training activities through the formation of two new divisions. The new Power Seminars Division presents multi-day conferences comprised of a number of 1-day, multimedia lecture-style courses in key information technologies that are undergoing rapid change. The Company delivered its first Power Seminar conference in March 1997, which was attended by over 500 IT professionals.

         The new Learning Solutions Division provides custom-developed training programs for larger clients who need to train large numbers of their IT professionals and end-users. The initial focus of this new division is on training that supports the roll-out and use of new organization-wide information systems, tools and applications. The division's first contract was initiated with General Motors Corporation in March 1997 for the training of 20,000 GM employees and dealer personnel in courses scheduled in 60 cities across the United States, primarily between June and December of this year.

RESULTS OF OPERATIONS

         In the second fiscal quarter ended March 31, 1997, revenues increased by $13.1 million or 57% to $35.8 million from $22.7 million for the corresponding quarter of the prior year. Income from operations for the quarter ended March 31, 1997 increased $814,000 or 52% to $2.4 million from $1.6 million for the same quarter of fiscal 1996. Net income for the quarter ended March 31, 1997, increased $703,000 or 50% to $2.1 million from $1.4 million for the quarter ended March 31, 1996.

         For the six month period ended March 31, 1997, revenues increased by $25.9 million or 56% to $71.8 million from $45.9 million for the six months ended March 31, 1996. Income from operations for the six months ended March 31, 1997, increased $3.3 million or 70% to $8.0 million from $4.7 million for the corresponding period of the prior year. Net income for the six months ended March 31, 1997 increased $2.4 million or 65% to $6.2 million from $3.8 million for the corresponding period of the prior year.

         Revenues increased primarily because the number of course participants increased to 22,998 in the quarter ended March 31, 1997, from 15,971 participants in the corresponding quarter of the prior year. For the six months ended March 31, 1997, the number of course participants was 47,027 compared to 32,330 in the corresponding six month period of the prior year. The additional course participants are primarily attributable to increased marketing and sales expenditures and an increase in the net number of instructor-led course titles to 124 in the second quarter of fiscal 1997 compared to 95 in the same period a year earlier. Revenues for the three and six month periods ended March 31, 1997, also reflect higher average revenues per course participant as well as revenues from the Company's multimedia CBT product line. As of March 31, 1997, the Company had expanded its multimedia CBT course library to 30 titles.

         The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials and equipment, freight, classroom facilities and refreshments. For its multimedia CBT courses, cost of revenues primarily includes the costs of amortized development, manufacturing, distribution and support. The cost of revenues for the second quarter of fiscal 1997 increased $6.4 million or 72% to $15.4 million from $9.0 million for the same quarter in 1996. For the six months ended March 31, 1997, the Compant's cost of revenues increased $11.6 million or 64% to $29.8 million from $18.2 million for the corresponding period in the prior year. The increased cost of revenues compared to the same periods in the prior year, are primarily the result of increases in the number of instructor-led course events, costs per event and costs of sales associated with the increased sales of the multimedia CBT product line. The number of instructor-led course events increased 41% in the quarter ended March 31, 1997 to 1,446 course events from 1,023 course events in the quarter ended March 31, 1996. For the six month period ended March 31, 1997, the number of instructor-led course events increased 40% to 2,931 from 2,089 for the corresponding period in the prior year. Costs per instructor-led course event increased approximately 17% and 14%, respectively, compared to the corresponding periods in the prior year. The change in the average cost per instructor-led course event primarily arises from
a) the need to conduct more events in hotels to handle increasing demand which frequently exceeds the Company's education center capacity, b) increased instructor fees, c) the recruitment and training costs to expand the instructor force, and d) costs of acquiring, maintaining and shipping course equipment for hands-on courses which have increased as a percentage of all courses. To accommodate the growth in course enrollments, the Company has increased the number and size of its education center facilities and is seeking additional education center facilities in certain locations.

         In response to the continued strength in market response for its training programs, the Company intends to continue to: a) expand its library of instructor-led course titles, including the further development of titles for its new Power Seminar Division; b) expand its multimedia CBT course library; c) expand the activities of its new Learning Solutions Division d) further expand its sales, advertising and marketing expenditures to capture additional market share; e) recruit and train additional instructors for both new and existing course titles and f) add new education centers and expand the number of classrooms in its existing education centers. Accordingly, the Company's cost of revenues, course development and sales and marketing expenditures are expected to increase. There can be no assurance that the Company will be able to achieve increased market share after making the expenditures required by these activities.

         Course development expenses include the costs of developing new instructor-led courses, Power Seminars, multimedia CBT course titles and Learning Solutions programs, as well as the cost of updating the Company's existing course libraries. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expenses increased by $940,000 or 66% to $2.4 million for the quarter ended March 31, 1997 from $1.4 million in the quarter ended March 31, 1996. For the six months ended March 31, 1997, course development expenses increased $2.1 million or 78% to $4.8 million from $2.7 million for the corresponding period in the prior year. These increases reflect the costs associated with the Company's expansion of its library of instructor-led and multimedia CBT courses as well as the development costs for the new Power Seminar and Learning Solutions courses.

         Sales and marketing expenses consist of salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased $3.5 million or 44% to $11.4 million for the quarter ended March 31, 1997 from $7.9 million for the quarter ended March 31, 1996. For the six months ended March 31, 1997, sales and marketing expenses increased $7.2 million or 51% to $21.3 million from $14.1 million for the corresponding period in the prior year. The increase in sales and marketing expenses is due to an increase in telemarketing and field sales staff and increased direct mail marketing intended to reach a broader range of potential customers, to expand business with current customers, to expand the Company's presence in certain U.S. cities, to promote the new Power Seminar and the CBT product lines and to communicate the availability of new course titles.

         General and administrative expenses increased $1.4 million or 48% to $4.2 million for the quarter ended March 31, 1997 compared to $2.8 million in the same quarter of the prior year. For the six months ended March 31, 1997, general and administrative expenses increased $1.7 million or 28% to $7.9 million from $6.2 million for the corresponding period in the prior year.

         Other income (expense) is primarily comprised of interest expense, interest income and foreign currency gains and losses. Other income increased $340,000 to $810,000 for the quarter ended March 31, 1997 from $470,000 for the corresponding quarter in the prior year. For the six months ended March 31, 1997, other income increased by $770,000 to $1.4 million from $627,000 for the corresponding six month period in the prior year. These increases were primarily attributable to additional interest income arising from higher cash balances which have been generated by operations and from the proceeds of the Company's initial public offering in December 1995 and secondary offering in September 1996.

         The provision for income taxes increased $451,000 to $1.1 million for the quarter ended March 31, 1997, from $634,000 for the quarter ended March 31, 1996. For the six months ended March 31, 1997, the provision for income taxes increased $1.6 million to $3.2 million from $1.6 million for the corresponding period in the prior year. The increase in the income tax provision reflects an increase in income before taxes as well as an increase in the Company's effective tax rate for fiscal 1997. The effective tax rate for fiscal 1996 reflected the utilization of certain foreign tax loss carryforwards and all of the Company's remaining tax loss carryforwards were used in that year.

BACKLOG

         At March 31, 1997, the Company had a backlog of orders for instructor-led courses in the amount of $24.9 million, which represented a 33% increase over the backlog of $18.8 million at March 31, 1996. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog will continue or that orders comprising the backlog will be realized as revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short-term interest-bearing investments increased to $66.9 million at March 31, 1997 from $61.5 million at September 30, 1996, primarily as a result of cash provided by operations. For the six months ended March 31, 1997, cash provided by operations was approximately $16.0 million compared to $6.9 million during the same period in the prior year. The increase in cash provided by operations reflects the increases in profits and deferred revenues arising from prepaid multi-enrollment programs. As of March 31, 1997, the Company had a net working capital balance of $41.3 million.

         During the six months ended March 31, 1997, the Company invested $10.0 million in equipment and facilities compared to $3.2 million in the same period of the prior year. This increase is primarily related to the build-out of office and classroom facilities and the purchase of additional course equipment to support the growth of course events and the upgrade of course equipment capabilities. While the Company expects to purchase additional course equipment and to enter into leases for additional facilities during fiscal 1997, as of March 31, 1997, the Company had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

          Not Applicable

Item 3:   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4:   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Stockholders on March 7, 1997. During the Annual Meeting of Stockholders, the following two matters were voted upon; the election of directors and an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 shares to 75,000,000 shares. The following are the results of the voting for these matters:

          1. Election of directors:


                                                                   Shares for   Shares withheld
                                                                   ----------   ---------------
                Class I  Directors  for a term  expiring  in 1999
                            W. Mathew Juechter                      19,860,280    212,741
                            Alan B. Salisbury                       19,852,681    220,340
                Class II  Directors  for a term  expiring in 2000
                            Michael W. Kane                         19,852,780    220,241
                            Max S. Shevitz                          19,852,681    220,340

          2. Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 shares to 75,000,000 shares:

                Shares for                                          18,332,170
                Shares against                                       1,688,632
                Shares abstaining                                       52,219

          The current terms of the Class III Directors, David C. Collins and Eric R. Garen, continue until the 1998 Annual Meeting of Stockholders.

Item 5:   OTHER INFORMATION

          Not Applicable

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

               27.1 Financial Data Schedule

          b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      LEARNING TREE INTERNATIONAL, INC.





Dated:   May 8, 1997                   By: /s/ Gary R. Wright
                                           ------------------------------------
                                               Gary R. Wright
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)