Form 10-Q
period 1997-06-30
LEARNING TREE INTERNATIONAL INC
filed 1997-08-08
CIK 1002037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended JUNE 30, 1997
                                     -------------

                                      or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the transition period from___________to___________


Commission file number 0-27248
                       -------


                       LEARNING TREE INTERNATIONAL, INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      DELAWARE                        95-3133814
           -------------------------------        -------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        identification No.)

              6053 WEST CENTURY BOULEVARD, LOS ANGELES, CA  90045
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code   (310) 417-9700
                                                        --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X      No
          -----        -----

The number of shares of common stock, $.0001 par value, outstanding as of August 3, 1997, is 21,994,507 shares.

                           Total number of pages   12
                                                  ----

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                 JUNE 30, 1997


                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
PART I--FINANCIAL STATEMENTS

  Item 1.     Financial Statements:
                Consolidated Balance Sheets........................    3
                Consolidated Statements of Operations..............    4
                Consolidated Statements of Cash Flows..............    5
                Notes to Consolidated Financial Statements.........    6

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations................    7



PART II--OTHER INFORMATION

  Item 1.     Legal Proceedings..................................     11
  Item 2.     Changes in Securities..............................     11
  Item 3.     Defaults Upon Senior Securities....................     11
  Item 4.     Submission of Matters to a Vote of Security Holders     11
  Item 5.     Other Information..................................     11
  Item 6.     Exhibits and Reports on Form 8-K...................     11



SIGNATURES.......................................................     12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,      September 30,
                                                                                   1997             1996
                                                                               -------------   --------------
ASSETS                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents..................................................   $ 31,497,000      $24,541,000
  Short-term interest-bearing investments....................................     31,499,000       37,000,000
  Trade accounts receivable, net.............................................     18,421,000       12,652,000
  Prepaid marketing expenses.................................................      1,794,000        1,084,000
  Prepaid expenses and other.................................................      4,775,000        2,333,000
                                                                                ------------      -----------
       Total current assets..................................................     87,986,000       77,610,000
                                                                                ------------      -----------

Equipment and leasehold improvement, net.....................................     25,326,000       11,646,000
Deferred income taxes........................................................        283,000          279,000
Other assets.................................................................      4,086,000        1,994,000
                                                                                ------------      -----------
       Total assets..........................................................   $117,681,000      $91,529,000
                                                                                ============      ===========

LIABILITIES
Current liabilities:
  Current portion of debt and capital leases.................................   $     36,000      $   125,000
  Trade accounts payable.....................................................     17,535,000       10,599,000
  Deferred revenue...........................................................     25,158,000       15,611,000
  Accrued liabilities........................................................      5,552,000        5,712,000
  Income taxes payable.......................................................      3,390,000        2,200,000
                                                                                ------------      -----------
      Total current liabilities..............................................     51,671,000       34,247,000

Long-term debt and capital leases, net of current portion....................             --          134,000
Deferred facilities rent.....................................................      1,380,000        1,642,000
                                                                                ------------      -----------
       Total liabilities.....................................................     53,051,000       36,023,000
                                                                                ------------      -----------

Commitments

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value; 75,000,000 and 25,000,000 shares
       authorized, respectively; 21,995,000 shares issued and outstanding....          2,000            2,000
  Additional paid-in capital.................................................     42,992,000       42,992,000
  Notes receivable from stockholders.........................................        (95,000)        (144,000)
  Deferred compensation--stockholders........................................       (147,000)        (207,000)
  Cumulative foreign currency translation....................................     (1,253,000)        (753,000)
  Retained earnings..........................................................     23,131,000       13,616,000
                                                                                ------------      -----------
       Total stockholders' equity............................................     64,630,000       55,506,000
                                                                                ------------      -----------
       Total liabilities and stockholders' equity............................   $117,681,000      $91,529,000
                                                                                ============      ===========

          See accompanying notes to consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended                 Nine Months Ended
                                                                   June 30,                           June 30,
                                                          ---------------------------      -----------------------------
                                                             1997            1996              1997             1996
                                                          -----------     -----------      ------------      -----------

Revenues.............................................     $43,881,000     $27,714,000      $115,650,000      $73,604,000
Costs  of revenues...................................      18,468,000      10,297,000        48,258,000       28,498,000
                                                          -----------     -----------      ------------      -----------

 Gross profit........................................      25,413,000      17,417,000        67,392,000       45,106,000
                                                          -----------     -----------      ------------      -----------

Operating expenses:
 Course development..................................       3,254,000       1,746,000         8,008,000        4,420,000
 Sales and marketing.................................      13,203,000       7,659,000        34,503,000       21,803 000
 General and administrative..........................       5,268,000       3,306,000        13,168,000        9,459,000
                                                          -----------     -----------      ------------      -----------
                                                           21,725,000      12,711,000        55,679,000       35,682,000
                                                          -----------     -----------      ------------      -----------

Income from operations...............................       3,688,000       4,706,000        11,713,000        9,424,000
                                                          -----------     -----------      ------------      -----------

Other income (expense):
 Interest expense....................................          (6,000)        (18,000)          (23,000)         (37,000)
 Interest income.....................................         919,000         591,000         2,639,000        1,385,000
 Foreign exchange....................................          33,000         (43,000)           50,000         (176,000)
 Other...............................................         (33,000)         11,000          (356,000)          (4,000)
                                                          -----------     -----------      ------------      -----------
                                                              913,000         541,000         2,310,000        1,168,000
                                                          -----------     -----------      ------------      -----------

Income before provision for income taxes.............       4,601,000       5,247,000        14,023,000       10,592,000
Provision for income taxes...........................       1,564,000       1,547,000         4,768,000        3,124,000
                                                          -----------     -----------      ------------      -----------

Net income...........................................     $ 3,037,000     $ 3,700,000      $  9,255,000      $ 7,468,000
                                                          ===========     ===========      ============      ===========



Net income per common share and common equivalent
    share............................................     $      0.14     $      0.17      $       0.42      $      0.37
                                                          ===========     ===========      ============      ===========

Weighted average number of common and common
    equivalent shares outstanding....................      22,140,000      21,442,000        22,087,000       20,326,000
                                                          ===========     ===========      ============      ===========

          See accompanying notes to consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                         June 30,
                                                                              ----------------------------
                                                                                   1997            1996
                                                                              ------------    ------------
Cash flows--operating activities:
  Net income...............................................................   $  9,255,000     $ 7,468,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization.......................................      3,980,000       2,283,000
       Losses on disposals of equipment, property and leasehold
         improvements......................................................        350,000           1,000
       Deferred facilities rent charges....................................       (276,000)       (262,000)
       Amortization of deferred compensation...............................         60,000          60,000
       Unrealized foreign exchange (gains) losses..........................        (88,000)        150,000
       Change in net assets and liabilities:
         Trade accounts receivable.........................................     (5,981,000)     (1,576,000)
         Prepaid marketing expenses........................................       (722,000)         87,000
         Prepaid expenses and other........................................     (2,330,000)        (11,000)
         Income taxes......................................................      1,139,000         381,000
         Trade accounts payable............................................      6,826,000       1,601,000
         Deferred revenue..................................................      9,537,000       3,441,000
         Accrued liabilities...............................................       (103,000)        331,000
                                                                              ------------     -----------
         Net cash provided by operating activities.........................     21,647,000      13,954,000
                                                                              ------------     -----------

Cash flows--investing activities:
  Purchases of equipment, property and leasehold improvements..............    (18,030,000)     (4,777,000)
  Retirements of equipment, property and leasehold improvements............          4,000           4,000
  Proceeds from short-term interest-bearing investments held to maturity...     21,500,000              --
  Purchases of short-term interest-bearing investments:
    Investments held to maturity...........................................    (14,899,000)     (2,433,000)
    Investments held for sale..............................................     (1,100,000)             --
  Other, net...............................................................     (2,148,000)       (847,000)
                                                                              ------------     -----------
         Net cash used in investing activities.............................    (14,673,000)     (8,053,000)
                                                                              ------------     -----------

Cash flows--financing activities:
  Principal payments of debt and capital leases............................       (223,000)       (148,000)
  Sales of Common Stock....................................................             --      30,847,000
  Repurchase of Common Stock...............................................             --         (31,000)
  Collections of stockholder notes.........................................         49,000          58,000
                                                                              ------------     -----------
         Net cash provided by (used in) financing activities...............       (174,000)     30,726,000
                                                                              ------------     -----------

Effects of exchange rates on cash..........................................        156,000         (28,000)
                                                                              ------------     -----------
Net increase in cash and cash equivalents..................................      6,956,000      36,599,000
Cash and cash equivalents at the beginning of the period...................     24,541,000      10,029,000
                                                                              ------------     -----------
Cash and cash equivalents at the end of the period.........................   $ 31,497,000     $46,628,000
                                                                              ============     ===========

Supplemental disclosures:
         Income taxes paid.................................................   $  3,614,000     $ 2,897,000
                                                                              ============     ===========
         Interest paid.....................................................   $     21,000     $    36,000
                                                                              ============     ===========

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

Note 3.  Computation of Net Income per Common Share and Common Equivalent
         ----------------------------------------------------------------
         Share
         -----

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

         On October 1, 1996, non-qualified options for approximately 631,000 shares were granted under the Stock Option Plan to substantially all employees with at least one year of service with the Company. Subsequent grants to employees which had then met the service requirements were for 234,000 shares. The exercise prices of all options granted were equal to the fair market values of the Common Stock at the dates of grant and the terms of the options are five years. The options are subject to a four year vesting schedule at 25 percent per year on each anniversary date. As of June 30, 1997, after adjusting for forfeitures, options for approximately 830,000 shares were outstanding under the Stock Option Plan.

Note 5.  Recent Accounting Pronouncements
         --------------------------------

         The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earning per Share" and Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income." The application of SFAS No. 128 is not permitted until after December 15, 1997 and SFAS No. 130 is not required for fiscal years beginning prior to December 15, 1997. The Company has not determined what the effect of these accounting pronouncements will be when they are adopted.

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

RECENT DEVELOPMENTS

         The Company has expanded the breadth of its instructor-led training activities through the formation of two new divisions. The new Power Seminars Division presents multi-day conferences comprised of a number of 1-day, multimedia lecture-style seminars in key information technologies that are undergoing rapid change. The new Learning Solutions Division provides custom-developed training programs for larger clients who need to train large numbers of their IT professionals and end-users. The initial focus of this new division is on training that supports the roll-out and use of new organization-wide information systems, tools and applications.

RESULTS OF OPERATIONS

         In the third fiscal quarter ended June 30, 1997, revenues increased by $16.2 million or 58% to $43.9 million from $27.7 million for the corresponding quarter of the prior year. Income from operations for the quarter ended June 30, 1997 decreased $1.0 million or 22% to $3.7 million from $4.7 million for the same quarter of fiscal 1996. Net income for the quarter ended June 30, 1997 decreased $663,000 or 18% to $3.0 million from $3.7 million for the quarter ended June 30, 1996.

         For the nine month period ended June 30, 1997, revenues increased by $42.1 million or 57% to $115.7 million from $73.6 million for the nine months ended June 30, 1996. Income from operations for the nine months ended June 30, 1997, increased $2.3 million or 24% to $11.7 million from $9.4 million for the corresponding period of the prior year. Net income for the nine months ended June 30, 1997 increased $1.8 million or 24% to $9.3 million from $7.5 million for the corresponding period of the prior year.

         The results of operations for the three and nine months ended June 30, 1997, reflect the investments made by the Company in continuing to expand its instructor-led and multimedia CBT businesses and to launch its two new divisions. During the third fiscal quarter, the Company invested heavily in its product development, sales and marketing and general and administrative infrastructures to support its new divisions as well as the rapid growth occurring in its existing product lines. The Company expects to continue to invest in its new divisions during its fourth fiscal quarter.

         The increase in revenues in the quarter ended June 30, 1997 is primarily the result of an increase in the number of course participants in multi-day instructor-led courses to 26,069 from 18,976 participants in the corresponding quarter of the prior year. For the nine months ended June 30, 1997, the number of course participants in multi-day instructor-led courses was 73,096 compared to 51,306 in the corresponding nine month period of the prior year. The additional course participants are primarily attributable to increased marketing and sales expenditures and an increase in the number of instructor-led multi-day course titles to 127 in the third quarter of fiscal 1997 compared to 98 in the same period a year earlier. Revenues for the three and nine month periods ended June 30, 1997, also reflect 4% higher average revenues per multi-day course participant as well as revenues from the Company's multimedia CBT product line, its Learning Solutions Division and from Power Seminars. As of June 30, 1997, the Company had expanded its multimedia CBT course library to 48 titles and had introduced five Power Seminar titles.

         The Company's cost of revenues for its instructor-led courses primarily include the costs associated with course instructors, course materials and equipment, freight, classroom facilities and refreshments. For its multimedia CBT courses, cost of revenues primarily includes the costs of amortized development, manufacturing, distribution and support. The cost of revenues for the third quarter of fiscal 1997 increased $8.2 million or 79% to $18.5 million from $10.3 million for the same quarter in 1996. For the nine months ended June 30, 1997, the Company's cost of revenues increased $19.8 million or 69% to $48.3 million from $28.5 million for the corresponding period in the prior year. The increased cost of revenues, compared to the same periods in the prior year, are primarily the result of increases in the number of multi-day instructor-led course events, costs per event, costs of revenues associated with the increased sales of the multimedia CBT product line and costs associated with the start-up and delivery of the first Learning Solutions and Power Seminars courses. The Learning Solutions and Power Seminar courses have a higher cost per event than instructor-led courses since they have a higher average number of attendees.

         The number of multi-day instructor-led course events increased 36% in the quarter ended June 30, 1997 to 1,623 course events from 1,190 course events in the quarter ended June 30, 1996. For the nine month period ended June 30, 1997, the number of instructor-led course events increased 39% to 4,554 from 3,279 for the corresponding period in the prior year. Costs per instructor-led course event increased approximately 17% and 15%, respectively, compared to the corresponding periods in the prior year. The change in the average cost per instructor-led course event primarily arises from a) the need to conduct more events in hotels to handle the increased demand which has frequently exceeded the Company's education center capacity, b) increased instructor fees, c) the recruitment and training costs to expand the instructor force, d) costs of acquiring, maintaining and shipping course equipment for hands-on courses which have increased as a percentage of all courses, and e) an increase in the average number of days for each course. To accommodate the growth in course enrollments, the Company has increased the number and size of its education center facilities and is seeking additional education center facilities in certain locations. In July 1997, the Company opened a new 14 classroom education center in Rockville, Maryland.

         As a result of the increased cost per instructor-led event and the lower margins of the Learning Solutions and Power Seminar courses (which were not included in the prior year), the cost of revenues has increased as a percentage of revenues to 42.1% in the quarter ended June 30, 1997 from 37.2% in the same quarter of last year and to 41.7% for the nine months ended June 30, 1997 from 38.7% in the corresponding period of the prior year.

         In response to the continued strength in market response for its training programs, the Company is continuing to: a) expand its library of instructor-led course titles, including the further development of titles for its new Power Seminars Division; b) expand its multimedia CBT course library; c) expand the activities of its new Learning Solutions Division; d) further expand its sales, advertising and marketing expenditures; e) recruit and train additional instructors for both new and existing course titles and f) add new education centers and expand the number of classrooms in its existing education centers. Accordingly, the Company's cost of revenues, course development and sales and marketing expenditures are expected to increase substantially. There can be no assurance that the Company will be able to achieve increased market share after making the expenditures required by these activities.

         Course development expenses include the costs of developing new instructor-led courses, Power Seminars, multimedia CBT course titles and Learning Solutions programs, as well as the cost of updating the Company's existing course libraries. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expenses increased by approximately $1.5 million or 86% to $3.3 million for the quarter ended June 30, 1997 from $1.8 million in the quarter ended June 30, 1996. For the nine months ended June 30, 1997, course development expenses increased $3.6 million or 81% to $8.0 million from $4.4 million for the corresponding period in the prior year. These increases reflect the costs associated with the Company's expansion of its library of instructor-led and multimedia CBT courses as well as the development costs for the new Power Seminar and Learning Solutions courses.

         Sales and marketing expenses consist of salaries, commissions and the costs of traveling for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased $5.5 million or 72% to $13.2 million for the quarter ended June 30, 1997 from $7.7 million for the quarter ended June 30, 1996. For the nine month period ended June 30, 1997, sales and marketing expenses increased $12.7 million or 58% to $34.5 million from $21.8 million for the corresponding period in the prior year. The increase in sales and marketing expenses is due to an increase in telemarketing and field sales staff and increased direct mail marketing intended to reach a broader range of potential customers, to expand business with current customers, to expand the Company's presence in certain U.S. cities, to promote the CBT and Power Seminar product lines and to communicate the availability of new course titles. The Company intends to increase its sales and marketing expenditures during the fourth quarter to pursue additional market share for its multi-day courses, multimedia CBT product line and to promote its new Power Seminars products. Since the Company expenses substantially all of its marketing costs as incurred and there is generally a period of time between when these costs are incurred and when the associated revenues are realized, these costs are expected to increase as a percentage of revenues during the fourth quarter of fiscal 1997.

         General and administrative expenses increased $2.0 million or 59% to $5.3 million for the quarter ended June 30, 1997 compared to $3.3 million in the same quarter of the prior year. For the nine months ended June 30, 1997, general and administrative expenses increased $3.7 million or 39% to $13.2 million from $9.5 million for the corresponding period in the prior year. This reflects increases in the administrative staff and information systems capabilities to support the current and expected future growth of the Company's base businesses, as well as increases in transaction volumes resulting from the Learning Solutions and Power Seminars Divisions.

         Other income (expense) is primarily comprised of interest expense, interest income and foreign currency gains and losses. Other income increased $372,000 to $913,000 for the quarter ended June 30, 1997 from $541,000 for the corresponding quarter in the prior year. For the nine months ended June 30, 1997, other income increased by $1.1 million to $2.3 million from $1.2 million for the corresponding nine month period in the prior year. These increases were primarily attributable to additional interest income arising from higher cash balances which have been generated by operations and from the proceeds of the Company's initial public offering in December 1995 and secondary offering in September 1996.

         The provision for income taxes for the quarter ended June 30, 1997 remained unchanged from the quarter ended June 30, 1996, at $1.5 million. For the nine months ended June 30, 1997, the provision for income taxes increased $1.7 million to $4.8 million from $3.1 million for the corresponding period in the prior year. The increase in the income tax provision reflects the amount of taxable income before taxes as well as an increase in the Company's effective tax rate for fiscal 1997. The effective tax rate for fiscal 1996 reflected the utilization of certain foreign tax loss carryforwards and all of the Company's remaining tax loss carryforwards were used in that year.

BACKLOG

         At June 30, 1997, the Company had a backlog of orders for instructor-led and Learning Solutions courses in the amount of $32.5 million, which represented a 56% increase over the backlog of $20.8 million at June 30, 1996. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog will continue or that orders comprising the backlog will be realized as revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short-term interest-bearing investments increased to $63.0 million at June 30, 1997 from $61.5 million at September 30, 1996, primarily as a result of cash provided by operations. For the nine months ended June 30, 1997, cash provided by operations was approximately $21.6 million compared to $14.0 million during the same period in the prior year. The increase in cash provided by operations reflects the increases in profits and deferred revenues arising from prepaid multi-enrollment programs. As of June 30, 1997, the Company had a net working capital balance of $36.3 million.

         During the nine months ended June 30, 1997, the Company invested $18.0 million in equipment and facilities compared to $4.8 million in the same period of the prior year. This increase is primarily related to the purchase of additional course equipment to support the growth of course events and upgrade course equipment capabilities, and the build-out of office and classroom facilities. While the Company expects to purchase additional course equipment and to enter into leases for additional facilities during fiscal 1997, as of June 30, 1997, the Company had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

FORWARD-LOOKING INFORMATION

         Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of new courses and products, the impact of competition and downward pricing pressures, the effect of changing economic conditions, risks in technology development and a high rate of growth, the risks involved in currency fluctuations, and the other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's 1996 Annual Report on Form 10-K.

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

                 None

  Item 5:        OTHER INFORMATION

                 Not Applicable

  Item 6:        EXHIBITS AND REPORTS ON FORM 8-K

                 a) Exhibits

                         27.1 Financial Data Schedule

                 b) Reports on Form 8-K

                         No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LEARNING TREE INTERNATIONAL, INC.



Dated:  August 8, 1997          By:   /s/ Gary R. Wright
                                      ---------------------------------------
                                      Gary R. Wright
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)