Form 10-K
period 1997-09-30
LEARNING TREE INTERNATIONAL INC
filed 1997-12-24
CIK 1002037

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

 The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of December 16, 1997, was $262,983,000. (Excludes 11,879,771 shares held by directors and officers of the Registrant since such persons may be deemed to be affiliates.)

 The number of shares of common stock, $.0001 par value, outstanding as of December 16, 1997, was 21,994,507 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                        Part I
Item  1.  Business..................................................................................    3
Item  2.  Properties................................................................................   17
Item  3.  Legal Proceedings.........................................................................   17
Item  4.  Submission of Matters to a Vote of Security Holders.......................................   17

                        Part II
Item  5.  Market for Registrant's Common Stock and Related Stockholder Matters......................   18
Item  6.  Selected Consolidated Financial Data......................................................   19
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  20
Item  8.  Financial Statements and Supplementary Data................................................  29
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......  47

                        Part III
Item 10.  Directors and Executive Officers of the Registrant.........................................  47
Item 11.  Executive Compensation.....................................................................  48
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................  48
Item 13.  Certain Relationships and Related Transactions.............................................  49

                        Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................  50
Signatures...........................................................................................  51


  Learning Tree(R), the Learning Tree and Professional Certification logos, EDUCATION IS OUR BUSINESS(R), EDUCATION YOU CAN TRUST(R), WE BRING EDUCATION TO LIFE(R), PRODUCTIVITY THROUGH EDUCATION(R), LearnTrack(TM), Training Passport(R), Training Advantage(R), Alumni Gold(TM), TRAINING YOU CAN TRUST(TM), learningtree.com(TM), 800-THE-TREE(R), 800-LRN-TREE(R) and 888-CBT-TREE(R) are trademarks and service marks of the Company.

  In addition to the trademarks and service marks of the Company, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

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

OVERVIEW

  Learning Tree International, Inc. ("Learning Tree" or the "Company"), is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, Internet/intranet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management. The Company also tests and certifies IT professionals in 21 IT job functions, and its courses are recommended for college credit by the American Council on Education. In addition to its instructor-led courses, the Company also provides a line of multimedia computer-based training courses ("CBT") incorporating audio and graphical elements that are designed for both stand-alone CD-ROM and network-based delivery. The Company is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, the Company does not depend on government appropriations for those programs and is not subject to certain governmental regulations.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

  The market for IT training is driven by technological change. As the rate of this change accelerates, organizations find themselves increasingly hampered in their ability to exploit the latest information technologies because their IT professionals lack up-to-date knowledge and skills. Most organizations are addressing this challenge by retraining their existing IT professionals. An International Data Corporation ("IDC") study estimates that the 1996 worldwide market for all IT training was $16.4 billion. The training of IT professionals, such as programmers, analysts, and engineers, represents the majority of the market for IT training.

  The market for training IT professionals is driven by several factors. These factors include: (i) the continuous introduction and evolution of new client/server hardware and software technologies; (ii) the proliferation of Internet and intranet applications; (iii) the proliferation of computers and networks throughout all levels of organizations; (iv) the shift from legacy mainframe systems to new client/server technologies; and (v) periodic corporate downsizing, resulting in increased training requirements for employees who must perform new job functions or multiple job tasks that require knowledge of varied software applications and technologies. Furthermore, since many businesses use hardware and software products provided by a variety of vendors, their IT professionals require training on an increasing number of products and technologies which apply across vendors, platforms and operating systems.

  While much of the training for IT professionals continues to be provided by internal training departments, many organizations are expanding their use of external training providers due to the lack of internal trainers experienced in the latest technologies, the cost of developing and maintaining internal training courses in rapidly evolving technologies or corporate downsizing, reorganizing and reallocation of resources. The choice of training delivery formats and providers generally is made by individual IT professionals or their immediate managers, even in large organizations. When choosing an IT training provider, IT professionals and their managers seek a provider who can respond to demanding requirements, including: (i) high quality training; (ii) course titles that cover a broad range of topics and skill levels; (iii) the ability to deliver an integrated training program through multiple delivery formats; (iv) the willingness and ability to tailor the training to the customer's particular needs; (v) timeliness of the delivery of course events; (vi) qualified, technically current instructors; (vii) the willingness to deliver training at convenient locations, including the customer's business site; (viii) course titles covering areas undergoing rapid technological change; (ix) an effective training methodology, which delivers the maximum amount of practical information in the minimum amount of time; (x)training which is vendor-independent; (xi) the ability to provide testing and certification of technical competency; and (xii) training that covers global implementation of networks and other IT applications.

  IT training is primarily delivered by classroom instructors, video, CBT and printed means. According to IDC, instructor-led classroom training continues to dominate the worldwide IT training market comprising approximately 80% of the market. The Company believes that instructor-led training will continue to dominate the market because course participants value the personalized interaction and problem-solving with their instructor and fellow participants concerning their specific projects and applications as well as the insulation from workplace interruptions afforded by classroom instruction. However, the use of desktop-based multimedia and CBT is gaining acceptance in the IT training market. IDC projects that the market for technology-based IT education and training formats, and the multimedia CBT format in particular, will grow at a faster rate than instructor-led classroom training.

THE LEARNING TREE APPROACH

  The Company develops, markets and delivers proprietary course titles covering a broad range of topics that it believes are designed to meet the continually evolving training needs of IT professionals worldwide. The Company develops course titles in an instructor-led format and in a multimedia CBT format.

  Its instructor-led course events take place at the Company's Education Centers, in hotel and conference facilities, and at customer sites. As of September 30, 1997, Learning Tree had 139 multi-day instructor-led course titles. These course titles are regularly presented worldwide and cover IT topics such as client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology, IT management and related topics.

  During 1997, the Company expanded the breadth of its instructor-led training activities through the introduction of its Learning Solutions Division. The new Learning Solutions Division provides custom developed training programs for larger clients who need to train large numbers of their IT professionals and end-users. The initial focus of this new division is on training that supports the roll-out and use of new organization-wide information systems, tools and applications. In 1997, the Company also introduced a program of "Power Seminars" which were multi-day conferences comprised of a number of 1-day, multimedia lecture-style seminars in key information technologies. In November 1997, the Company announced that it was no longer going to offer its Power Seminars.

  The Company's courses provide participants with skills and knowledge that they can immediately apply in their jobs. The instructor-led course events include extensive hands-on, interactive exercises using networked classroom computers. Learning Tree's multi-day course events typically deliver the equivalent of two semester hours of college credit in an intensive four-day format, thus minimizing participants' time away from the job.

  As of September 30, 1997, the Company had 746 course instructors. These instructors are IT professionals possessing expert knowledge and practical experience. They work in a variety of industries applying the IT skills and knowledge that are the subjects of the courses they teach. On average, they teach approximately eight to nine Learning Tree course events each year on an "as needed" basis.

  Learning Tree places particular emphasis on the quality of its course offerings. The Company employs a rigorous course development process designed to ensure that each course title represents multiple points of view concerning the application of the technology, provides information on different uses of the technology throughout the world, and provides training that is relevant to course participants working in diverse applications in a broad range of industries. Learning Tree also maintains a centralized and ongoing program of updating its proprietary course titles to maintain the courses' quality and relevance. The Company tailors its instructor-led courses for customer-site presentation as appropriate, and the Company's instructors further adapt the course material to participants' needs based on feedback received in the classroom.

  Learning Tree meets customer demands for scheduling flexibility by holding course events frequently at multiple locations around the world and by delivering customer-site course events as required on short notice. The Company believes that it has the resources to provide a rapid and flexible response to its customers' needs by utilizing its large team of instructors, its course development and customization processes, its team of customer support specialists, its logistics team and its hundreds of classroom computer workstations. In fiscal 1997, Learning Tree presented over 6,200 course events worldwide.

  The Company tests and certifies IT professionals in 21 IT job functions. Since this program's inception in 1993, over 79,000 participants have completed one or more certification examinations. In addition, the American Council on Education recommends Learning Tree course events for college credit to more than 1,500 North American universities and colleges. See "Business--Learning Tree's Products." In the United Kingdom, participation in some Learning Tree course events may be applied toward post-graduate level university credit.

  In response to the decentralized nature of IT training decision making, the Company has developed a sophisticated direct mail marketing and telemarketing capability, which it supplements by direct sales to corporations and government organizations. The Company's direct mail marketing utilizes its proprietary list of over 1,200,000 IT professionals and managers as well as rented lists. This capability enables the Company to reach individual professionals and managers in larger organizations and provides a cost-effective channel to reach IT personnel in smaller organizations as well. The Company also uses its Internet Web site (http://www.learningtree.com) to market and communicate with prospective participants. Information contained in the Company's Web site shall not be deemed to be part of this Annual Report on Form 10-K.

  In addition to its instructor-led business, the Company introduced a line of multimedia CBT course titles in 1996. The Company is continuing to expand its multimedia CBT library and as of September 30, 1997, had developed 72 multimedia CBT course titles. The Company's multimedia CBT courses can be delivered to the workstation either by CD-ROM or over a customer's local area or wide area network. The content and instructional design of the Company's multimedia CBT course titles capitalize on its library of computer-based classroom course content.

LEARNING TREE'S STRATEGY

  The Company's objective is to strengthen its position as one of the leading providers of IT training worldwide. To achieve this goal, the Company employs the following key strategies:

  Continue Expanding its Library of Proprietary Instructor-led Course Titles. The Company intends to continue developing additional course titles and certification programs in order to increase sales to its existing customer base and to attract new customers. The Company expanded its multi-day course library from 72 titles at September 30, 1994 to 139 titles as of September 30, 1997. The new multi-day course titles introduced during fiscal 1997 cover rapidly developing areas such as intranet/Internet technologies, computer networking, Java, Windows NT, programming languages and databases.

  Provide Flexible Training Solutions. The Company intends to continue its strategy of providing training when, where and in the manner desired by the customer. Participants can attend any of Learning Tree's 139 multi-day courses which, on average, are presented approximately once per week around the world. The Company also presents standard or customized courses on demand at its customers' facilities. Through the Learning Solutions Division, customized courses are offered to customers whenever and wherever they desire. In addition, the Company offers its own line of multimedia CBT courses which allow users the flexibility of learning by using the multimedia CBT courses on their own desktop or notebook computers.

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

  Leverage International Operations. The Company maintains offices and education centers in six countries outside the United States, and in fiscal 1997 presented course events at its education centers and third-party and customer sites in a total of 27 countries. In fiscal 1997, international revenues represented approximately 45% of the Company's revenues. Learning Tree intends, on an ongoing basis, to seek ways to expand its international operations and expects that revenues derived from international sources will continue to account for a significant portion of its revenues. The Company's centrally-developed course titles currently are translated into French, Swedish and Japanese and sold through its operations in Great Britain, France, Canada, Sweden, Japan and Hong Kong to customers in those and other countries. The Company intends to open Education Centers in additional territories as justified by increases in local demand. Inherent risks represented by the Company's international operations include currency fluctuations, potential difficulties in translating course subject matter into foreign languages, varying political and economic conditions, unanticipated changes in regulation, trade barriers, staffing problems and adverse tax consequences. There can be no assurance that such factors will not have a material adverse effect on the Company in the future.

LEARNING TREE'S PRODUCTS

  Learning Tree courses are designed to be highly interactive. Most of its instructor-led, classroom courses involve "hands-on" training on networked Pentium-based workstations, which allow participants to practice and better assimilate the skills being taught. Participants spend a significant portion of each course working on computer-based exercises and participating in group workshops. Each participant typically receives extensive course materials that facilitate learning and serve as a post-course reference. The Company's line of multimedia CBT products are also designed to teach students through interaction, and its multimedia CBT course titles incorporate interactive "learn-by-doing" activities based on the Company's existing classroom courses.

  Instructor-led Courses. Learning Tree strives to build job-related curricula by developing a sequence of course titles that create a cohesive program which imparts the skills and knowledge required to perform particular job functions. Each job-related curriculum is comprised of course titles that proceed from introductory to advanced, and cover the breadth and depth of skills and knowledge required for a particular job. At September 30, 1997, Learning Tree's multi-day course library included 139 proprietary course titles comprising over 3,200 hours of classroom instruction. This course library is recommended for over 250 semester hours of undergraduate and graduate level college credit in information systems by the American Council on Education (the "ACE"). In the Company's experience, the final decision of each college or university to grant or deny credit for the Company's courses as recommended by the ACE is made on a case-by-case basis, taking into account a variety of factors such as the academic standing of the student making the request, the requirements of the particular degree program and limits on the number of credits that may be obtained outside of the college or university. Subject to these rules generally applicable to transfer credits, the Company believes that its course participants have generally been granted credit upon application.

  The following chart presents the Company's 139 proprietary multi-day course titles as of September 30, 1997:

CURRICULUM           COURSES
----------           -------
Client/Server        Introduction to Open Systems
                     Introduction to Client/Server Computing
                     Distributing Data in Client/Server Systems
                     Client/Server Application Development--Hands-On
                     Client/Server Systems: Analysis and Design
                     Managing and Supporting Client/Server Systems--Hands-On
--------------------------------------------------------------------------------
Intranet/Internet
 Technologies        Internet and System Security
                     Deploying Internet and Intranet Firewalls--Hands-On
                     Internet for Business Applications--Hands-On
                     Internet E-Mail with UNIX Sendmail--Hands-On
                     Developing a Web Site--Hands-On
                     Java Programming--Hands-On
                     Advanced Java Programming--Hands-On
                     Java for Multimedia Applications Development--Hands-On
                     VBScript--Hands-On
                     VRML--Hands-On

CURRICULUM           COURSES
----------           -------
Intranet/Internet
 Technologies
 (cont.)             Developing an Intranet Site--Hands-On
                     Netscape Servers for Intranet/Internet Development--Hands-On
                     Visual J++--Hands-On
--------------------------------------------------------------------------------
Windows              Windows Networking--Hands-On
                     Windows Configuration--Hands-On
                     Windows 95 Support and Networking--Hands-On
                     Windows NT Workstation and Server--Hands-On
                     Windows NT 4.0 Workstation and Server--Hands-On
                     Windows NT Optimization and Troubleshooting--Hands-On
                     Integrating Microsoft Office 97--Hands-On
                     TCP/IP Internetworking on Windows NT--Hands-On
                     Microsoft System Management Server--Hands-On
                     Microsoft Exchange--Hands-On
                     UNIX and Windows NT Integration--Hands-On
                     Netware to Windows NT Migration--Hands-On
                     Implementing Windows NT Security--Hands-On
                     Implementing Microsoft SNA Server 3--Hands-On
                     Microsoft Exchange 5 Server Administration--Hands-On
                     Microsoft Internet Information Server--Hands-On
                     Microsoft SQL Server Introduction--Hands-On
                     Microsoft SQL Server System Administration--Hands-On
                     Developing SQL Server Applications with Visual Basic 5--Hands-On
                     Optimizing SQL Server Database and Application Performance--Hands-On
--------------------------------------------------------------------------------
Local Area Networks  Local Area Networks
                     PC Networking--Hands-On
                     LAN Troubleshooting--Hands-On
                     High-Performance Cabling Systems
                     High-Performance Ethernet--Hands-On
                     Fast LAN Technologies
--------------------------------------------------------------------------------
NetWare              NetWare 4.x Administration--Hands-On
                     NetWare 4.x Advanced Administration--Hands-On
                     NetWare 4.x Installation & Configuration--Hands-On
                     NetWare 4.x Design and Implementation--Hands-On
                     NetWare 4.x Service and Support--Hands-On
                     Networking Technologies
--------------------------------------------------------------------------------
Wide Area Networks   Introduction to Datacomm and Networks
                     Network Planning, Support and Management
                     Computer Network Architectures and Protocols
                     X.25--Hands-On
                     Wide Area Networks Troubleshooting--Hands-On
                     SNMP--Hands-On
--------------------------------------------------------------------------------
Internetworking      Multivendor Networking
                     Internetworking: Bridges and Routers
                     Data Network Design and Optimization
                     Routers--Hands-On
                     Cisco Routers: A Comprehensive Introduction--Hands-On
                     Configuring Cisco Routers: Advanced Workshop--Hands-On
                     Migrating to IPv6--Hands-On
                     Introduction to TCP/IP--Hands-On
                     Internetworking with TCP/IP--Hands-On
--------------------------------------------------------------------------------
Operating Systems    X Window System Programming--Hands-On
                     TCP/IP Programming--Hands-On
                     UNIX Programming--Hands-On
                     UNIX--Hands-On
                     UNIX Tools and Utilities--Hands-On
                     UNIX System and Network Security--Hands-On
                     UNIX Workstation Administration--Hands-On
                     UNIX Server Administration--Hands-On
                     KornShell Programming--Hands-On
                     OS/2 Warp--Hands-On
--------------------------------------------------------------------------------
Telecommunications   Telecommunications and Wide Area Networking
                     ISDN for Data Communications--Hands-On
                     Introduction to ISDN
                     Implementing Computer Telephony Integration
                     Wireless Networks
                     High-Speed Wide Area Networks
                     Implementing Fiber-Optic Communications
--------------------------------------------------------------------------------
Database Systems     Relational Databases
                     Sybase SQL Server--Hands-On
                     DB2 for Client/Server--Hands-On

CURRICULUM               COURSES
----------               -------
Database Systems (cont.)  Building a Data Warehouse--Hands-On
                          Oracle7--Hands-On
                          Oracle7 for Database Administrators--Hands-On
                          Oracle7 for Application Developers--Hands-On
                          Tuning Oracle7 Applications--Hands-On
                          Complex SQL Queries--Hands-On
                          PowerBuilder 5 and Oracle 7--Hands-On
                          Oracle Developer/2000--Hands-On
                          Building Oracle WebServer Applications--Hands-On
                          Lotus Notes Application Development--Hands-On
                          Lotus Notes System Administration--Hands-On
                          Lotus Notes R4.5 A Comprehensive Introduction--Hands-On
--------------------------------------------------------------------------------
PC Support                PC Configuration and Troubleshooting--Hands-On
                          Advanced PC Configuration--Hands-On
                          Macintosh Troubleshooting--Hands-On
--------------------------------------------------------------------------------
Graphical User Inter-
 faces and Programming    Windows Programming--Hands-On
                          Microsoft Exchange Applications Development--Hands-On
                          Visual C++--Hands-On
                          Introduction to Programming--Hands-On
                          Client/Server and System Programming for Windows--Hands-On
                          Advanced Windows Programming With MFC--Hands-On
                          Porting Applications from UNIX to Windows NT--Hands-On
                          Windows Open Services Architecture--Hands-On
                          Visual Basic--Hands-On
                          Microsoft Access--Hands-On
                          Microsoft Access Programming--Hands-On
                          Delphi Application Development--Hands-On
                          Integrating MS Office Applications--Hands-On
                          PowerBuilder--Hands-On
                          Perl Programming--Hands-On
                          Visual Basic 4 for Enterprise Applications--Hands-On
                          Visual FoxPro Applications Development--Hands-On
                          C Programming--Hands-On
                          C Advanced Programming--Hands-On
                          C++ Object-Oriented Programming--Hands-On
                          Advanced C++ Programming--Hands-On
                          C++ for Non-C Programmers--Hands-On
--------------------------------------------------------------------------------
Software Development
 Methods                  Object-Oriented Analysis and Design
                          Introduction to Object Technology
                          Implementing the Year 2000 Conversion--Hands-On
                          Software Quality Assurance
                          Identifying User Requirements
                          Practical Software Testing Methods
                          Software Systems Analysis and Design
                          Software Project Planning and Management
                          Software Configuration Management
                          Systems Engineering
---------------------------------------------------------------------------
IT Soft Skills            Business Process Re-engineering
                          Effective Skills for Technical Managers
                          Effective Communication Skills for IT Professionals
                          Teambuilding Skills for IT Professionals
                          Project Management--Hands-On
                          Influence Skills

  In addition to the foregoing course titles, the Company also modifies the content of its courses for presentation at customer sites and, through its Learning Solutions Division, develops custom course titles for its clients. All of these courses typically are customized to cover particular topics and applications requested by the customer. Learning Tree typically provides all of the software, hardware and networking systems required for use in customer-site courses.

  The Company presents its classroom courses at Learning Tree Education Centers in Boston, Los Angeles, New York, Washington D.C., Toronto, Ottawa, London, Paris and Stockholm, as well as in rented hotel or conference centers in other cities worldwide. The Company's Education Centers include 85 classrooms that have been custom-designed to accommodate the technical demands of Learning Tree's computer-based courses, including electronic projection of computer screens, local area networks within the classroom and multimedia presentation capability.

  Multimedia CBT Courses. Learning Tree continues to expand its line of multimedia CBT course titles based on the interactive content of its computer-based classroom courses. The Company believes that the adaptation of its classroom courses to the multimedia CBT format can be accelerated by the incorporation of the proven hands-on exercises from its classroom courses, its accumulated experience with course participants and by utilizing its large instructor team as subject matter experts to support the process. The Company designed its multimedia CBT courses to be interactive using a common interface across all course titles. In addition, the Company structures its multimedia CBT courses to complement its classroom-based offerings, thereby providing IT professionals with the flexibility to learn and reinforce a given set of skills and knowledge, from introductory to advanced levels, through a combination of multimedia CBT and hands-on classroom-based training. The Company's multimedia CBT courses are delivered to the workstation either by CD-ROM or over the customer's local area network.

  The Company has also developed LearnTrack, a CBT management software package that provides training administrators with the capability to install and distribute Learning Tree and third-party CBT courses, enroll participants in the courses, monitor usage and print reports on course utilization, learner progress and course completion.

  As of September 30, 1997, the Company had released 72 CBT course titles. The Company began the initial marketing of its multimedia CBT product line in January 1996, and has expanded and intends to continue expanding these sales and marketing activities commensurate with the growth of titles in its multimedia CBT library. The actual number of titles which the Company will produce and their delivery dates are subject to a number of factors such as the hiring and training of additional staff, continued refinements in the development and production process and the availability of subject matter experts who are also responsible for developing and teaching the Company's instructor-led courses.

  The following chart presents the Company's 72 multimedia CBT course titles as of September 30, 1997:

CURRICULUM                  COURSES
----------                  -------
Client/Server               Client/Server Concepts and Architecture
                            Client/Server Connectivity and Implementation
                            Client/Server Analysis and Design
--------------------------------------------------------------------------------
Intranet/Internet
 Technologies               Using the Internet and Intranets
                            Internet and System Security
                            Developing a Web Site
                            Configuring and Securing IIS Web Services
                            Introduction to Java Programming
                            Java Database Programming with JDBC
                            Introduction to Programming in Visual J++
--------------------------------------------------------------------------------
Local Area Networks         Local Area Networks
                            Introduction to PC Networking
                            LAN Troubleshooting
                            Improving LAN Performance
--------------------------------------------------------------------------------
Wide Area Networks          Introduction to Datacomm and Networks
                            Introduction to SNMP
--------------------------------------------------------------------------------
Internetworking             Introduction to Internetworking
                            Internetworking with Routers
                            Introduction to TCP/IP
                            Configuring TCP/IP Networks
--------------------------------------------------------------------------------
Microsoft Windows and
 Windows NT                 Introduction to Windows NT 4
                            Administering Windows NT 4
                            Windows NT 4 Server Management
                            Windows NT 4 Policies, Profiles and Registry
                            Introduction to TCP/IP on Windows NT 4
                            Introduction to Windows NT 4 Optimization
                            Installing and Using Windows 95
                            Networking with Windows 95

CURRICULUM                  COURSES
----------                  -------
Microsoft Windows and
 Windows NT (cont.)         Systems Management Server
                            SQL Server 6.5 Using Transact-SQL
--------------------------------------------------------------------------------
Graphical User Interfaces
 and Programming            Introduction to C++ for Non-C Programmers
                            C++ Classes and Inheritance
                            Windows Programming with Visual C++ and MFC
                            User Interfaces with Visual C++ and MFC
                            Visual C++ and MFC: Controls, Forms and ODBC
                            Introduction to Visual Basic 4
                            Visual Basic 4 Application Development
                            Introduction to Visual Basic 5
                            Visual Basic 5 Application Development
                            Microsoft Access Application Development
                            Access 7 Applications Using VBA
--------------------------------------------------------------------------------
Software Development
 Methods                    Introduction to Object-Oriented Analysis
                            Object-Oriented Design
--------------------------------------------------------------------------------
Operating Systems           UNIX Basic Concepts and Usage
                            UNIX Utilities and Shell Scripts
                            Introduction to UNIX Korn Shell
                            Introduction to UNIX Filters and Shell Programming
                            UNIX Server Administration: Network Services
--------------------------------------------------------------------------------
Telecommunications          ISDN for Data Networks
--------------------------------------------------------------------------------
Database Systems            Relational Databases: A Comprehensive Introduction
                            Oracle7 SQL
                            Building an Oracle7 Database
                            Oracle7 PL/SQL
                            Oracle7 Database Administration
                            Oracle7 Database Resources
                            Oracle7 Database Backup and Recovery
                            Oracle7 Database Tuning
                            Oracle7 Server Programming
                            Oracle7 Server Development Techniques
                            Oracle7 Application Tuning
                            Oracle7 Query Optimization
                            Advanced Queries for Oracle7
                            Developer/2000 Forms
                            Developer/2000 Advanced Forms
                            Developer/2000 Reports
                            Developer/2000 Graphics
                            Introduction to Oracle WebServer
                            Integrating Web Sites with Oracle Databases
                            Integrating Java with Oracle WebServer
--------------------------------------------------------------------------------
PC Support                  PC Configuration and Troubleshooting
                            PC Diagnostics
                            Configuring PC Devices

DEVELOPMENT OF COURSES

  Instructor-Led Courses. Learning Tree endeavors to identify and develop course titles that satisfy a large market demand. Learning Tree seeks to accomplish this by (i) building close working relationships with the development groups of leading IT vendors in order to obtain information on upcoming products, (ii) canvassing its expert instructors to identify general market trends and specific topics within existing course titles that can be expanded to serve as new courses, (iii) holding periodic discussions with its Training Advantage customers to determine their upcoming project plans and training requirements, and (iv) conducting market surveys of the Company's course participants. Moreover, the members of executive management of the Company have strong IT educational and professional backgrounds and stay closely involved with the course selection and development process. See "Management--Executive Officers and Directors."

  Each Learning Tree course title is developed by a team comprised of a product manager who manages the project and instructional design process, a product marketing manager, and three subject matter experts who generally are selected from the Learning Tree author and instructor team. Learning Tree endeavors to select a group of experts from different countries and industries and with complementary applications backgrounds. The Company believes that its use of a team of experts provides multiple points of view concerning the application of the subject technology, information on different uses of that technology throughout the world and training that is relevant to course participants working in diverse applications in a broad range of industries worldwide. The result is a set of proprietary course materials and several hundred pages of presentation graphics for each course. To ensure its courses meet the needs of the market place and provide a high quality of instruction, the Company requests that each course participant complete an evaluation of the course and the instructor. Learning Tree course titles are updated regularly to incorporate new technology and to improve their educational effectiveness. Learning Tree courses currently are translated into French, Japanese and Swedish and are taught by nationals in the local language in the Company's United States, Canadian, United Kingdom, French, Swedish Japanese and Hong Kong subsidiaries.

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

Multimedia CBT Courses. Learning Tree develops each multimedia CBT title using its internal staff of project managers, instructional designers, programmers, computer graphic artists, multimedia producers and testing personnel. The Company develops its multimedia CBT courses based upon the proprietary content of its hands-on, instructor-led courses and uses subject matter experts selected from the Learning Tree instructor team as its CBT course authors. The Company believes that this approach for developing its multimedia CBT courses can reduce development time while enhancing the technical content, structure and educational benefit of its CBT products.

LEARNING TREE INSTRUCTORS

  The Company believes that its instructors are vital to its success. Learning Tree instructors work either full-time for other companies or as independent consultants in a variety of industries applying the IT skills and knowledge that are the subjects of the courses they teach. On average, the Company's instructors teach eight to nine Learning Tree courses each year as needed. At September 30, 1997, the Company had 746 instructors.

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

CUSTOMERS

  Learning Tree has developed a broad customer base focusing on Fortune 1000-level companies and their international equivalents and government organizations worldwide. In fiscal 1997, the Company trained over 101,000 multi-day course participants who were employed by over 12,000 organizations. In fiscal 1997, the Company derived approximately 55% of its revenues in the United States and 45% of its revenues internationally.

  The Company's customers generally operate in the computer, communications, electronics, systems integration, finance, aerospace, military, manufacturing and energy sectors, and a number of the customers are government organizations. The Company had over 200 customers worldwide that purchased over $100,000 of Learning Tree training in fiscal 1997. Generally, each customer purchased this training throughout the year in individual purchase decisions ranging from $2,000 to $20,000 rather than through a single contract. No customer accounted for 10% or more of the Company's fiscal 1997 revenues.

MARKETING AND SALES

  Direct Mail Marketing and Advertising. Learning Tree markets its courses primarily through direct mail marketing to its proprietary mail list of over 1,200,000 individuals (including course participants, their immediate supervisors, department managers, training managers and other people who have inquired about the Company's courses) as well as to rented mailing lists of IT professionals. The Company has leveraged its direct mail program by including promotional materials for its multimedia CBT product line in its mailing package which can be accomplished at a relatively low incremental cost. The Company also advertises in industry trade magazines and periodicals.

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

  The Company has built a strong brand image through the frequent and prominent use of its trademarks in its marketing materials and course materials. These trademarks include the Learning Tree and professional certification logos, its name, and its trademarks, including EDUCATION IS OUR BUSINESS(R), EDUCATION YOU CAN TRUST(R), WE BRING EDUCATION TO LIFE(R), PRODUCTIVITY THROUGH EDUCATION(R), Alumni Gold(TM), TRAINING YOU CAN TRUST(TM), learningtree.com(TM), LearnTrack(TM), Training Passport(R), Training Advantage(R), 800-THE-TREE(R), 800-LRN-TREE(R) and 888-CBT-TREE(TM).

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

  Telemarketing Sales Force. At September 30, 1997, Learning Tree's telemarketing sales force consisted of over 110 people who were responsible for responding to phone, e-mail, Web site and facsimile orders and inquiries received by the Company and pursuing sales opportunities. These telemarketers sell both to individual prospective course participants and to line managers and training directors in assigned accounts. The Company has developed a proprietary automated system which is integrated with its customer and course operations databases and provides its telemarketers with on-line information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process. The Company believes its telemarketing sales force has been instrumental to the Company's success in selling its multiple-enrollment Training Passport programs.

  Field Sales Force. The Learning Tree field sales force, which consisted of over 60 sales people at September 30, 1997, generates a significant portion of the Company's revenues. The field sales force concentrates its attention on the Company's larger customers to sell multiple course customer-site training programs, Learning Solutions programs and to sign Training Advantage Agreements covering all formats of Learning Tree training. The Company's Training Advantage Agreements provide its nationwide and international customers with negotiated pricing and special services.

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

  Multiple Enrollment Programs. The Company markets its Training Passport program to encourage course participants to enroll in multiple courses, and thereby increase the average attendance in its Learning Tree-site courses. Generally, the holder of a Learning Tree Training Passport may attend up to 8 courses (10 in the United Kingdom and France) during a 12-month period. The list price for such Training Passports is approximately three times the list price for an individual four-day course. During fiscal 1997, the Company expanded the Training Passport program in its European subsidiaries by offering a 4 course Passport which is priced at approximately twice the list price for an individual four-day course.

  The Company has also developed the Learning Tree Professional Certification Programs for certifying IT professionals in 21 job functions in the areas of the Company's focus. Professional certification is important to many participants in Learning Tree courses as it provides documentation of their qualifications. Each professional certification program requires completion of a series of five Learning Tree courses and an examination associated with each course. Since this program's inception in fiscal 1993, over 79,000 participants have completed one or more certification examinations.

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

  CBT Providers. The market for IT education and training historically has consisted primarily of instructor-led training. Multimedia and computer-based IT training currently account for a small portion of the overall IT training market, but according to IDC, CBT is growing at a faster rate than instructor-led training. To capitalize on this opportunity, the Company introduced a line of multimedia CBT products in fiscal 1996. During fiscal 1997, the Company was continuing to develop and expand its multimedia CBT library and, as a result, a substantial majority of the its revenue in fiscal 1997 was derived from its instructor-led, hands-on training courses. Accordingly, the Company's future success will depend upon, among other factors, the extent to which the market continues to accept instructor-led training as a method of delivery for IT training, the Company's ability to develop and market instructor-led courses that compete effectively against CBT courses offered by others and the Company's ability to develop its own curriculum of competitive multimedia CBT course titles.

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



REGULATORY ENVIRONMENT

  Many federal, state and international governmental authorities assert authority to regulate providers of educational programs. Generally, the Company is exempt from such regulation because the Company contracts with the employer of the course participants and does not participate in any federal or state student aid/loan programs. However, state laws and regulations affect the Company's operations and may limit the ability of the Company to obtain authorization to operate in certain states. If the Company were required to comply with, or found to be in violation of, a state's current or future licensing or regulatory requirements, it could be subject to civil or criminal sanctions, including monetary penalties, and could be barred from providing educational services in that state.

EMPLOYEES

  As of September 30, 1997, the Company had a total of 645 full-time equivalent employees, of whom 190 were employed outside the United States. The Company also utilized the services of 746 instructors to teach its courses. The Company considers its relations with its employees and its instructors to be good.

Item 2.  PROPERTIES

  As of September 30, 1997, all of Learning Tree's education center classroom facilities were leased by the Company. The leases expire at various dates over the next ten years. The Company owns a 38,500 square foot office facility which is used to house the sales, administrative and operations groups of its U.S. subsidiary. The Company's Swedish subsidiary has entered into a lease agreement to replace its present education center facility with a new 22,600 square foot facility. This new facility is expected to open in January 1998. The Company intends to lease additional facilities for a number of its subsidiaries in the foreseeable future. The Company has and expects to continue to supplement its education center classroom facilities through the use of rented hotel and conference facilities as needed.

  The Company's headquarters is located at 6053 West Century Boulevard, Los Angeles, California 90045. The table below sets forth certain information regarding Learning Tree's facilities, comprised of classroom sites and offices as of September 30, 1997:

LOCATION                          NO. OF       AREA IN
(METROPOLITAN AREA)              CLASSROOMS  SQUARE FEET
-----------------------------    ----------  -----------
Boston, MA....................        2           5,555
Los Angeles, CA...............        3          45,687
New York, NY..................        5           7,715
Washington, DC metropolitan
 area (4 sites)...............       36         130,690
Miscellaneous other U.S.......      N/A           2,000
Paris, France.................       13          36,814
London, England (2 sites).....       13          31,902
Ottawa, Canada................        4          13,895
Toronto, Canada...............        5          10,830
Stockholm, Sweden.............        4           9,462
Tokyo, Japan..................      N/A             646
Hong Kong.....................      N/A             574

Item 3.  LEGAL PROCEEDINGS

  The Company is not involved in any pending or threatened legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997, through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

  The Company's Common Stock began trading publicly on the Nasdaq National Market under the symbol LTRE effective December 6, 1995. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market since December 6, 1995:

                                                                HIGH        LOW
                                                                ----        ---
 Fiscal 1996
   First Quarter (from December 6, 1995)..................... $11 1/2     $ 9 5/32
   Second Quarter............................................  13 1/2       8 27/32
   Third Quarter.............................................  21 3/32     13 11/32
   Fourth Quarter............................................  24 27/32    13 11/32
 Fiscal 1997
   First Quarter.............................................  32          24
   Second Quarter............................................  40 3/4      23 1/4
   Third Quarter.............................................  45 1/4      27 1/2
   Fourth Quarter............................................  48 3/8      24 1/2

 As of December 16, 1997 there were approximately 900 holders of record of the Common Stock.

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

DIVIDENDS

  In December 1996, the Company declared a stock split which was effected in the form of a 50% stock dividend to all holders of its Common Stock. To date, the Company has not paid any cash dividends on its Common Stock and the Company anticipates that it will not pay cash dividends on the Common Stock for the foreseeable future and that it will retain any earnings for use in the operation of its business. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect of such payment on the Company's financial condition and other factors the Company's Board of Directors may in the future consider to be relevant.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended September 30, 1997 and the balance sheet data as of September 30, 1996 and 1997, are derived from the Company's consolidated financial statements for those years which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere herein. The statement of operations data for each of the two years in the period ended September 30, 1994 and the balance sheet data at September 30, 1993, 1994 and 1995 are derived from audited financial statements of the Company not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            YEAR ENDED SEPTEMBER 30,
                                               ---------------------------------------------------
                                                 1993       1994       1995      1996       1997
                                               --------   --------   --------  --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues....................................   $49,329    $58,466    $78,818   $103,575   $164,483
Cost of revenues............................    19,754     23,665     30,731     40,879     70,439
                                               -------    -------    -------   --------   --------
   Gross profit.............................    29,575     34,801     48,087     62,696     94,044
                                               -------    -------    -------   --------   --------
Operating expenses:
 Course development.........................     3,387      3,978      4,954      6,248     11,048
 Sales and marketing........................    17,923     21,243     22,883     31,245     51,284
 General and administrative.................     9,625      9,945     12,176     12,850     19,228
                                               -------    -------    -------   --------   --------
   Total operating expenses.................    30,935     35,166     40,013     50,343     81,560
                                               -------    -------    -------   --------   --------
Income (loss) from operations...............    (1,360)      (365)     8,074     12,353     12,484
Other income (expense), net.................       406         12        272      1,798      3,066
                                               -------    -------    -------   --------   --------
Income (loss) before provision
 (credit) for income taxes..................      (954)      (353)     8,346     14,151     15,550
Provision (credit) for income taxes.........       (77)        90      1,866      4,033      5,058
                                               -------    -------    -------   --------   --------
Net income (loss)...........................   $  (877)   $  (443)   $ 6,480   $ 10,118   $ 10,492
                                               =======    =======    =======   ========   ========
Net income (loss) per common share
 and common equivalent share................   $ (0.05)   $ (0.03)   $  0.38   $   0.49   $   0.47
                                               =======    =======    =======   ========   ========
Weighted average number of common
 and common equivalent shares
 outstanding................................    17,217     17,268     17,046     20,609     22,099
                                               =======    =======    =======   ========   ========

                                                                 AT SEPTEMBER 30,
                                               ---------------------------------------------------
                                                 1993       1994       1995      1996       1997
                                               --------   --------   --------  --------   --------
                                                                  (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and cash equivalents...................   $ 1,770    $ 2,774    $10,029   $ 24,541   $ 32,441
Total current assets........................     9,210     10,772     21,336     77,610     86,146
Total assets................................    14,135     16,306     28,427     91,529    122,351
Total current liabilities...................    12,871     16,425     22,843     34,247     55,033
Long-term debt and capital leases,
 net of current portion.....................       714        446        272        134         --
Total stockholders' equity (deficit)........      (2,171)  (3,054)     3,305     55,506     65,895

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

OVERVIEW

  Learning Tree International, Inc. (the "Company"), is a leading worldwide provider of education and training for information technology ("IT") professionals in business and government organizations. The Company's customers are the companies and government agencies which pay for their employees to attend the Company's course events. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles which are focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management. The Company also tests and certifies IT professionals in 21 IT job functions. The Company's courses are recommended for college credit by the American Council on Education.

  During 1997, the Company expanded the breadth of its instructor-led training activities through the introduction of its Learning Solutions Division. The new Learning Solutions Division provides custom developed training programs for larger clients who need to train large numbers of their IT professionals and end-users. The initial focus of this new division is on training that supports the roll-out and use of new organization-wide information systems, tools and applications. In 1997, the Company also introduced a program of "Power Seminars," which were multi-day conferences comprised of a number of 1-day, multimedia lecture-style seminars in key information technologies. In November 1997, the Company announced that it was no longer going to offer its Power Seminars.

  In addition to its instructor-led courses, the Company is continuing to expand its line of interactive computer-based training courses incorporating audio and graphical elements ("CBT") that are designed for both stand-alone CD-ROM and network-based delivery.

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

  Beginning in fiscal 1993, in order to increase its market share, the Company introduced a new marketing initiative by creating multiple enrollment programs, such as its Training Passport, College Credit and Professional Certification Programs, which give participants an incentive to enroll in a series of Learning Tree course events. See "Business--Marketing and Sales." Additionally at that time and continuing through the present, the Company has increased both its sales and marketing expenditures and its course development expenditures. Through its increased investment in course development, the Company has expanded its curriculum of course titles in client/server technology, networks and databases covering additional topics relevant to the training market for MIS professionals.

In management's view, these new course titles provided an expanded role for the Company in the IT training market by attracting MIS participants both to its new and existing course titles.

  The Company's revenues grew to record levels in fiscal 1997, increasing by 59% over fiscal 1996. In response to the growth in course participants, the Company has and plans to continue its accelerated rate of development of new course titles, has expanded its future direct mailing plans to capture additional market share and has taken steps to expand the number of classrooms in its education centers. However, there can be no assurance that the Company will be able to achieve an increase in market share after making such expenditures or will maintain its growth in revenues, profitability or market share in the future. The Company's revenues and profitability are subject to general economic conditions and a significant portion of the Company's revenues are derived from Fortune 1000-level companies and their international equivalents. Such companies have historically adjusted their expenditures for external IT training during economic downturns. Should the economy weaken in any future period, these companies may not increase or may reduce their expenditures on external IT training, which would have an adverse impact on the Company.

  The Company's instructor-led course events are taught in classrooms and include extensive, hands-on exercises under the guidance of expert instructors. The Company has structured its business so that the majority of its instructor-led course costs depend upon the number of course events it conducts. The Company schedules its multi-day course events throughout the year as appropriate to meet demand. Since the Company's instructors typically work full-time in the IT industry and teach an average of eight to nine Learning Tree course events each year, as needed, the Company's instructor-related costs are largely variable. In addition, although the expenses associated with its own Education Centers are fixed, the Company can impact its overall facility expenses by varying its use of rented hotel and conference facilities. Because the cost for each course event does not increase significantly as additional participants are included, the Company utilizes a variety of techniques to maximize the number of participants per course event, up to limits designed to preserve the quality of each course event. These techniques include adding additional events for a popular course title, combining two or more undersubscribed events into one course event and adding an assistant instructor to increase the maximum number of students that can be effectively taught in a course event. The extent to which these techniques are used is subject to a number of factors within a particular market segment.

BACKLOG

  At September 30, 1997, the Company had a backlog of orders for courses in the amount of $30.0 million, which represented a 28% increase over the backlog of $23.5 million at September 30, 1996. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog experienced in fiscal 1997 over fiscal 1996 will continue or that orders comprising the backlog will be realized as revenue.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of revenues:

                                          YEAR ENDED
                                         SEPTEMBER 30,
                                     --------------------
                                     1995    1996    1997
                                     ----    ----    ----
Revenues...........................   100%    100%    100%
Cost of revenues...................    39      39      43
                                      ---     ---     ---
  Gross profit.....................    61      61      57
Operating expenses:
  Course development...............     6       6       7
  Sales and marketing..............    29      30      31
  General and administrative.......    16      13      12
                                      ---     ---     ---
     Total operating expenses......    51      49      50
                                      ---     ---     ---
Income from operations.............    10      12       7
Other income (expense), net........     0       2       2
                                      ---     ---     ---
Income before provision for
 income taxes......................    10      14       9
Provision for income taxes.........     2       4       3
                                      ---     ---     ---
Net income.........................     8%     10%      6%
                                      ===     ===     ===


FISCAL 1997 COMPARED WITH FISCAL 1996

  For the fiscal year ended September 30, 1997, revenues increased by $60.9 million or 59% to $164.5 million from $103.6 million for the fiscal year ended September 30, 1996. The growth of revenues is due, in part, to an increase in the number of multi-day course participants to 101,141 compared to 71,792 in the corresponding prior year. The additional course participants are primarily attributable to increased sales and marketing activities and an increase in the number of multi-day course titles. The number of multi-day course titles increased to 139 as of September 30, 1997, compared to 110 a year earlier. Revenues for fiscal 1997 also reflect a 4% increase in average revenue per multi-day course participant. The increase in the average revenues per course participant is attributable to an increase in the average course duration and increases in prices. The increase in revenues also reflects increased revenues from the multimedia CBT product line as well as revenues from the Company's new Learning Solutions Division and, to a lesser extent, from its Power Seminars. A significant portion of the Company's revenues are denominated in foreign currencies which have been translated into dollars based upon the exchange rates prevailing when the revenues were earned. Exchange rate changes during the year reduced revenues by approximately $375,000 in fiscal 1997 compared to the exchange rates prevailing during fiscal 1996.

  The Company's cost of revenues primarily includes the costs associated with the course instructor, course materials and equipment, freight, classroom facilities and refreshments. For the fiscal year ended September 30, 1997, the cost of revenues increased $29.5 million or 72% to $70.4 million from $40.9 million for the previous fiscal year. The increase in the cost of revenues is primarily the result of the increased number of course events as well as costs associated with the increased sales in the multimedia CBT product line, the costs of delivering Learning Solutions courses and Power Seminars. The number of multi-day course events increased 39% in fiscal 1997 to 6,278 from 4,512 course events in fiscal 1996. Costs per multi-day course event increased by approximately 11% in fiscal 1997 compared to fiscal 1996. The change in the average cost per course event primarily reflects a 4% increase in the average course duration, the higher costs of conducting more course events at sites other than education centers due to education center capacity constraints and the cost of training new instructors. To accommodate the growth in course enrollments, the Company added additional education center facilities during fiscal 1997 and is seeking additional education center facilities in certain locations.

  The cost of revenues increased to 43 percent of revenues in fiscal 1997 compared to 39 percent in fiscal 1996, largely because of lower gross margins in the Power Seminars and Learning Solutions product lines compared with the Company's traditional multi-day instructor-led courses and multimedia CBT courses, and also because of the increased cost per multi-day instructor-led course event as described above.

  Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. For the fiscal year ended September 30, 1997, course development expenses increased by $4.8 million or 77% to $11.0 million from $6.2 million for fiscal 1996. This increase reflects the costs associated with the Company's strategy of rapidly expanding its multimedia CBT and multi-day instructor-led course libraries to meet its customers' growing technology training needs, updating and maintaining the growing course title libraries, and developing courses for Learning Solutions and Power Seminars.

  The number of multi-day course titles increased to 139 as of September 30, 1997, compared to 110 a year earlier. The number of multimedia CBT course titles increased to 72 as of September 30, 1997 compared to 12 a year ago. The Company plans to continue its strategy of rapidly growing both its instructor-led course library and its multimedia CBT library, including additional titles in the areas of intranet/Internet technologies, computer networking, Java, Windows NT, programming languages and databases. As a result, the amount of course development expenses are expected to continue to increase in fiscal 1998. The actual number of instructor-led and multimedia CBT course titles which the Company will produce and their delivery dates are subject to a number of factors such as the hiring and training of additional staff, continued refinements in the CBT development and production process and the availability of subject matter experts who are also responsible for teaching the Company's instructor-led courses.

  Sales and marketing expense consists of salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased $20.1 million or 64% to $51.3 million in fiscal 1997 from $31.2 million in fiscal 1996. The increase in sales and marketing expenses is due to an increase in direct mail marketing to a broader range of potential multi-day instructor-led customers and to potential Power Seminar customers, increased telemarketing to support the multi-day instructor-led courses and Power Seminars and increased field sales staff for multi-day instructor-led courses and multimedia CBT. Sales and marketing expenses for fiscal 1997 increased as a percentage of revenues to 31% compared to 30% in fiscal 1996.

  In fiscal 1997, general and administrative expenses increased $6.3 million or 50% to $19.2 million from $12.9 million for fiscal 1996. The increase in general and administrative expenses reflects increases in information systems and other administrative staff and facilities which were necessary to support the growth in revenues. As a percentage of revenue, general and administrative expenses declined to 12% from 13% in the prior year.

  Other income (expense) is primarily comprised of interest income, interest expense and foreign currency gains and losses. For fiscal 1997, other income increased $1.3 million to $3.1 million from $1.8 million for fiscal 1996. This increase was primarily attributable to additional interest income arising from higher average cash balances during the year. In fiscal 1997, the Company recorded foreign exchange losses of $9,000 compared to $186,000 of foreign exchange losses in fiscal 1996. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of the Company's foreign subsidiaries.

  Although the Company's consolidated financial statements are stated in U.S. dollars, several of the Company's subsidiaries have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of the Company's subsidiaries from the functional currencies to U.S. dollars are reported as an adjustment to stockholders' equity. However, fluctuations in exchange rates may have an effect on the Company's results of operations, particularly its revenues and operating income, when translating the income statements to dollars. The impact of future exchange rates on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, the Company may undertake such transactions. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

  For fiscal 1997, the provision for income taxes increased by $1.1 million to $5.1 million from $4.0 million for fiscal 1996. This increase, in part, reflects an increase in income before taxes in fiscal 1997 compared to fiscal 1996. In addition, in fiscal 1996, certain of the Company's subsidiaries utilized tax loss carryforwards to offset a portion of their taxable income for the year whereas there were no loss carryforwards available in fiscal 1997. Learning Tree International, Inc. operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Since taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot offset the taxable income of subsidiaries in other tax jurisdictions, the Company's consolidated effective tax rate may vary. Accordingly, the Company's consolidated effective tax rate may increase in the future. See Note 3 of the Notes to Consolidated Financial Statements.

  The increase in revenues in fiscal 1997 compared to fiscal 1996 were greatest in the Company's largest geographic segments, the United States and Europe. All of the Company's geographic segments were profitable in fiscal 1997. The European segment recording operating income of $10.8 million in fiscal 1997 compared to operating income of $7.6 million in fiscal 1996 as a result of revenue increases primarily in the United Kingdom and Sweden. The operating income of the United States segment, which includes the results of the Corporate headquarters, declined by $3.2 million to a break-even level. This reflects losses incurred in the Company's Power Seminars activity as well as increased Corporate costs. See Note 9 of Notes to Consolidated Financial Statements.

  In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company does not believe that these pronouncements will have a material effect on its reported financial position or results of operations, and, as permitted by the FASB, will adopt these new standards in future years.

FISCAL 1996 COMPARED WITH FISCAL 1995

  For the fiscal year ended September 30, 1996, revenues increased by $24.8 million or 31% to $103.6 million from $78.8 million for the fiscal year ended September 30, 1995. The growth of revenues is due, in part, to an increase in the number of course participants to 71,792 compared to 60,461 in the corresponding prior year. The additional course participants are primarily attributable to increased direct mail marketing and an increase in the number of course titles to 110 as of September 30, 1996, compared to 87 a year earlier. In addition, the growth in the number of course participants is attributable to the expansion of the number of Learning Tree-site course events which the Company held at sites other than its education centers in order to broaden its customer base. Revenues for fiscal 1996 also reflect higher average revenues per course participant. The increase in the average revenues per course participant is attributable to the increase in the proportion of higher-paying single course event participants over those attending under the discounted Passport Program, increased revenue per Passport attendee and increased prices for customer-site course events. A significant portion of the Company's revenues are denominated in foreign currencies which have been translated into dollars based upon the exchange rates prevailing when the revenues were earned. Exchange rate changes during the year reduced revenues by approximately $455,000 in fiscal 1996 compared to what they would have been if they were translated at the exchange rates prevailing during fiscal 1995.

  For the fiscal year ended September 30, 1996, the cost of revenues increased $10.2 million or 33% to $40.9 million from $30.7 million for the previous fiscal year. The increase in the cost of revenues is primarily the result of an increased number of course events. The number of course events increased 22% in fiscal 1996 to 4,512 from 3,688 course events in fiscal 1995. Costs per course event increased by approximately 7% in fiscal 1996 compared to fiscal 1995. The change in the average cost per course event primarily reflects an increase in the number of Learning Tree-site courses compared to those held at customer sites, the higher costs of conducting more course events at sites other than education centers due to education center capacity constraints and an increase in the number of courses held in cities where the Company had not established an education center.

  For the fiscal year ended September 30, 1996, course development expenses increased by $1.2 million or 26% to $6.2 million from $5.0 million for fiscal 1995. This increase reflected the costs associated with the Company's strategy of expanding its course library to meet its customers' growing technology training needs, updating and maintaining a growing course title library and developing a multimedia CBT product line.

  In fiscal 1996, the Company introduced its first multimedia CBT course titles. To obtain greater control over the multimedia CBT development process, course quality and costs of development, the Company expanded its in-house multimedia CBT development team and discontinued the use of outside CBT course developers. As of September 30, 1996, the Company had released 12 CBT course titles and had an additional 16 titles under development. The Company began the initial marketing of its multimedia CBT product line in January 1996.

  Sales and marketing expenses increased $8.4 million or 37% to $31.2 million in fiscal 1996 from $22.9 million in fiscal 1995. The increase in sales and marketing expenses was due to an increase in telemarketing and field sales staff and direct mail marketing intended to reach a broader range of potential customers, to expand business with current customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles. Accordingly, sales and marketing expenses for fiscal 1996 increased as a percentage of revenues to 30% compared to 29% in fiscal 1995.

  In fiscal 1996, general and administrative expenses increased $674,000 or 6% to $12.9 million from $12.2 million for fiscal 1995. As a percentage of revenue, general and administrative expenses declined to 13% from 16% in the prior year as a result of increased leveraging of the Company's infrastructure to support a higher sales volume.

  For fiscal 1996, other income increased $1.5 million to $1.8 million from $272,000 for fiscal 1995. This increase was primarily attributable to additional interest income arising from higher cash balances which were generated by operations and from the proceeds of the Company's initial and secondary public stock offerings. The increase in interest income was partially offset by foreign exchange losses of $186,000 in fiscal 1996, compared to foreign exchange gains of $30,000 in fiscal 1995.

  For fiscal 1996, the provision for income taxes increased by $2.2 million to $4.0 million from $1.9 million for fiscal 1995. This increase reflects an increase in income before taxes as well as the effect of utilizing tax loss carryforwards. In fiscal 1996, certain of the Company's subsidiaries utilized the last of their tax loss carryforwards to offset a portion of their taxable income for the year whereas they were able to offset a greater portion of their taxable income in 1995.

  The Company's revenues in fiscal 1996 increased in each geographical segment compared to fiscal 1995. The increases were greatest in the Company's largest geographic segments, the United States and Europe. All of the Company's geographic segments were profitable in fiscal 1996. The European segment recorded operating income of $7.6 million in fiscal 1996 compared to operating income of $4.1 million in fiscal 1995 as a result of revenue increases primarily in the United Kingdom and Sweden. In fiscal 1996, the U.S. and Corporate segment recorded operating income of $3.2 million compared to $3.4 million in fiscal 1995 as a result of increased Corporate costs. See Note 9 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

  The following tables set forth unaudited quarterly financial data for each of the eight consecutive fiscal quarters ended September 30, 1997, including such data expressed as a percentage of the Company's revenues. The Company believes that this information includes all adjustments (which consisted solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                             THREE MONTHS ENDED
                                ------------------------------------------------------------------------------------
                                DEC. 31,   MARCH 31,  JUNE 30,   SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30,  SEPT. 30,
                                  1995       1996       1996       1996       1996      1997      1997      1997
                                --------   ---------  --------   ---------  --------  ---------  --------  ---------
                                                            (DOLLARS IN THOUSANDS)

Revenues.....................    $23,178   $22,712    $27,714     $29,971    $36,010   $35,759   $43,881   $48,833
Cost of revenues.............      9,232     8,969     10,297      12,381     14,342    15,448    18,468    22,181
                                 -------   -------    -------     -------    -------   -------   -------   -------
Gross profit.................     13,946    13,743     17,417      17,590     21,668    20,311    25,413    26,652
Operating expenses
 Course development..........      1,242     1,432      1,746       1,828      2,382     2,372     3,254     3,040
 Sales and marketing.........      6,208     7,936      7,659       9,442      9,891    11,409    13,203    16,781
 General and
  administrative.............      3,343     2,810      3,306       3,391      3,749     4,151     5,268     6,060
                                 -------   -------    -------     -------    -------   -------   -------   -------
 Total operating
  expenses...................     10,793    12,178     12,711      14,661     16,022    17,932    21,725    25,881
                                 -------   -------    -------     -------    -------   -------   -------   -------
Income from operations.......      3,153     1,565      4,706       2,929      5,646     2,379     3,688       771
Other income (expense).......        157       470        541         630        587       810       913       756
                                 -------   -------    -------     -------    -------   -------   -------   -------
Income before provision
 for income taxes............      3,310     2,035      5,247       3,559      6,233     3,189     4,601     1,527
Provision for income
 taxes.......................        943       634      1,547         909      2,119     1,085     1,564       290
                                 -------   -------    -------     -------    -------   -------   -------   -------
Net income...................    $ 2,367   $ 1,401    $ 3,700     $ 2,650    $ 4,114   $ 2,104   $ 3,037   $ 1,237
                                 =======   =======    =======     =======    =======   =======   =======   =======
AS A PERCENTAGE OF
 REVENUES:
Revenues.....................        100%      100%       100%        100%       100%      100%      100%      100%
Cost of revenues.............         40        40         37          41         40        43        42        45
                                 -------   -------    -------     -------    -------   -------   -------   -------
 Gross profit................         60        60         63          59         60        57        58        55
Operating Expenses
 Course development..........          5         6          6           6          7         7         7         6
 Sales and marketing.........         27        35         28          32         27        32        30        35
 General and
  administrative.............         14        12         12          11         10        11        12        12
                                 -------   -------    -------     -------    -------   -------   -------   -------
 Total operating
  expenses...................         46        53         46          49         44        50        49        53
                                 -------   -------    -------     -------    -------   -------   -------   -------
Income from operations.......         14         7         17          10         16         7         9         2
Other income (expense).......          0         2          2           2          1         2         2         1
                                 -------   -------    -------     -------    -------   -------   -------   -------
Income before provision
 for income taxes............         14         9         19          12         17         9        11         3
Provision for income
 taxes.......................          4         3          6           3          6         3         4         1
                                 -------   -------    -------     -------    -------   -------   -------   -------
Net income...................         10%        6%        13%          9%        11%        6%        7%        2%
                                 =======   =======    =======     =======    =======   =======   =======   =======

  The Company has in the past experienced fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's course development and sales and marketing expenses are incurred based on its expectations regarding future market conditions and there can be no assurance that the attendant revenues will occur. Specifically, the Company intends to increase the amount of its expenditures for course development and sales and marketing in the future. The Company may be unable to adjust its expenditures in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company's operating results may fluctuate based on other factors including: the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the frequency, size of and response to the Company's direct mail marketing campaigns; the timing of the introduction of new course titles and alternate delivery methods; the mix between customer-site course events and Learning Tree-site course events; competitive forces within the current and anticipated future markets served by the Company; the spending patterns of its customers; currency fluctuations; inclement weather; and general economic conditions. Fluctuations in quarter-to-quarter results may also occur depending on differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents increased to $32.4 million at September 30, 1997 from $24.5 million at September 30, 1996. In addition, the Company had $24.3 million of short-term interest-bearing investments at September 30, 1997 compared to $37.0 million at September 30, 1996. The change in the combined total of cash, cash equivalents and short-term interest-bearing investments in fiscal 1997 primarily reflects the cash provided by operations and cash used for additions to equipment, property and leasehold improvements.

For fiscal 1997, cash provided by operations was approximately $23.9 million compared to $20.2 million during fiscal 1996. The increase in cash provided by operations reflects the increase in profitability and increases in deferred revenues arising from prepaid multi-enrollment programs. At September 30, 1997, the Company had working capital of $31.1 million.

  During fiscal 1997, the Company invested $22.2 million in equipment, property and leasehold improvements compared to $9.2 million in fiscal 1996. This increase is primarily related to additional course equipment to support the growth in the number of course events and to upgrade course equipment capabilities, the build-out of new education center and office facilities and the purchase of office computer equipment. Although the Company expects to continue to invest in additional equipment and facilities in fiscal 1998, as of September 30, 1997, the Company had no material future purchase obligations, capital commitments or debt. Accordingly, management believes that its cash, cash equivalents and short-term interest-bearing investments together with the cash provided by operations will be sufficient to meet the Company's cash requirements at least until the end of fiscal 1998.

  It is contemplated that part of the Company's cash, cash equivalents and short-term interest-bearing investments may be used for acquisitions. While the Company has no current agreements in place or negotiations underway with respect to any acquisition, the Company plans to regularly evaluate acquisition opportunities that fit within its business plan. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, diversion of management's attention away from normal operating activities, negative financial impacts based on the amortization of acquired intangible assets, the dilutive effects of the issuance of Common Stock in connection with an acquisition, and potential loss of key employees of the acquired operation. The Company has had no experience in executing and implementing acquisitions and no assurance can be given as to the success of the Company in executing and implementing acquisitions in the future.

The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants..................................    30
Consolidated Balance Sheets at September 30, 1996 and 1997................    31
Consolidated Statements of Operations for the fiscal years ended
  September 30, 1995, 1996 and 1997.......................................    32
Consolidated Statements of Stockholders' Equity (Deficit) for the
  fiscal years ended September 30, 1995, 1996 and 1997....................    33
Consolidated Statements of Cash Flows for the fiscal years ended
  September 30, 1995, 1996 and 1997.......................................    34
Notes to Consolidated Financial Statements................................    35

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Learning Tree International, Inc.:

     We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries as of September 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                          Arthur Andersen LLP

Los Angeles, California
November 20, 1997

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,
                                                     --------------------------
                                                          1996          1997
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents......................... $ 24,541,000  $ 32,441,000
  Short-term interest-bearing investments...........   37,000,000    24,330,000
  Trade accounts receivable, less allowances of
   $254,000 and $312,000, respectively..............   12,652,000    23,201,000
  Prepaid marketing expenses........................    1,084,000     1,356,000
  Prepaid expenses and other........................    2,333,000     4,818,000
                                                     ------------  ------------
     Total current assets...........................   77,610,000    86,146,000
                                                     ------------  ------------
Equipment, property and leasehold improvements:
  Education and office equipment....................   18,721,000    33,299,000
  Transportation equipment..........................       65,000       110,000
  Property and leasehold improvements...............    4,287,000     9,858,000
                                                     ------------  ------------
                                                       23,073,000    43,267,000
  Less: accumulated depreciation and amortization...  (11,427,000)  (15,838,000)
                                                     ------------  ------------
                                                       11,646,000    27,429,000
Deferred income taxes...............................      279,000       710,000
Other assets........................................    1,994,000     8,066,000
                                                     ------------  ------------
     Total assets................................... $ 91,529,000  $122,351,000
                                                     ============  ============
LIABILITIES
Current liabilities:
  Current portion of debt and capital leases........ $    125,000  $     19,000
  Trade accounts payable............................   10,599,000    17,993,000
  Deferred revenue..................................   15,611,000    27,531,000
  Accrued payroll, benefits and related taxes.......    2,149,000     3,250,000
  Other accrued liabilities.........................    3,563,000     2,514,000
  Income taxes payable..............................    2,200,000     3,726,000
                                                     ------------  ------------
     Total current liabilities......................   34,247,000    55,033,000
Long-term debt and capital leases, net of current
 portion............................................      134,000           --
Deferred facilities rent............................    1,642,000     1,423,000
                                                     ------------  ------------
     Total liabilities..............................   36,023,000    56,456,000
                                                     ------------  ------------
Commitments

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value, 75,000,000
   shares authorized, 21,995,000 and 21,995,000
   shares issued and outstanding, respectively......        2,000         2,000
  Additional paid-in capital........................   42,992,000    42,992,000
  Notes receivable from stockholders................     (144,000)      (14,000)
  Deferred compensation--stockholders...............     (207,000)     (127,000)
  Cumulative foreign currency translation...........     (753,000)   (1,066,000)
  Retained earnings.................................   13,616,000    24,108,000
                                                     ------------  ------------
     Total stockholders' equity.....................   55,506,000    65,895,000
                                                     ------------  ------------
     Total liabilities and stockholders' equity..... $ 91,529,000  $122,351,000
                                                     ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------------
                                                                1995         1996          1997
                                                            -----------  ------------  ------------
Revenues.......................................             $78,818,000  $103,575,000  $164,483,000
Costs of revenues..............................              30,731,000    40,879,000    70,439,000
                                                            -----------  ------------  ------------
  Gross profit.................................              48,087,000    62,696,000    94,044,000
                                                            -----------  ------------  ------------
Operating expenses:
  Course development...........................               4,954,000     6,248,000    11,048,000
  Sales and marketing..........................              22,883,000    31,245,000    51,284,000
  General and administrative...................              12,176,000    12,850,000    19,228,000
                                                            -----------  ------------  ------------
                                                             40,013,000    50,343,000    81,560,000
                                                            -----------  ------------  ------------
Income from operations.........................               8,074,000    12,353,000    12,484,000
                                                            -----------  ------------  ------------
Other income (expense):
  Interest expense.............................                 (84,000)      (45,000)      (27,000)
  Interest income..............................                 331,000     2,058,000     3,477,000
  Foreign exchange.............................                  30,000      (186,000)       (9,000)
  Other........................................                  (5,000)      (29,000)     (375,000)
                                                            -----------  ------------  ------------
                                                                272,000     1,798,000     3,066,000
                                                            -----------  ------------  ------------
Income before provision for income taxes.......               8,346,000    14,151,000    15,550,000
Provision for income taxes.....................               1,866,000     4,033,000     5,058,000
                                                            -----------  ------------  ------------
Net income.....................................             $ 6,480,000  $ 10,118,000  $ 10,492,000
                                                            ===========  ============  ============
Net income per common share and common
 equivalent share..............................             $      0.38  $       0.49  $       0.47
                                                            ===========  ============  ============
Weighted average number of common and common
 equivalent shares outstanding.................              17,046,000    20,609,000    22,099,000
                                                            ===========  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                          NOTES
                                                                       CLASS A        CLASS B         ADDITIONAL        RECEIVABLE
                                                        COMMON         COMMON         COMMON            PAID-IN            FROM
                                                        STOCK          STOCK          STOCK*            CAPITAL        STOCKHOLDERS
                                                        ------         -------        -------         -----------      ------------
Balance, September 30, 1994...........................  $  --          $ 2,000        $   --          $   322,000       $  (155,000)

FISCAL YEAR 1995:
Sales of Common Stock.................................     --              --             --              942,000          (579,000)
Repurchase of Common Stock............................     --              --             --              (48,000)           23,000
Net income............................................     --              --             --                  --                --
Amortization of deferred compensation.................     --              --             --                  --                --
Foreign currency adjustments..........................     --              --             --                  --                --
Collections on notes receivable from stockholders.....     --              --             --                  --             32,000
                                                        ------         -------        -------         -----------      ------------

Balance, September 30, 1995...........................     --            2,000            --            1,216,000          (679,000)

FISCAL YEAR 1996:
Conversion of Class A and B Common Stock..............   2,000          (2,000)           --                  --                --
Sales of Common Stock.................................     --              --             --           41,816,000               --
Repurchase of Common Stock............................     --              --             --              (40,000)          446,000
Net income............................................     --              --             --                  --                --
Amortization of deferred compensation.................     --              --             --                  --                --
Foreign currency adjustments..........................     --              --             --                  --                --
Collections on notes receivable from stockholders.....     --              --             --                  --             89,000
                                                        ------         -------        -------         -----------      ------------

Balance, September 30, 1996..........................    2,000             --             --           42,992,000          (144,000)

FISCAL YEAR 1997:
Net income............................................     --              --             --                  --                --
Amortization of deferred compensation.................     --              --             --                  --                --
Foreign currency adjustments..........................     --              --             --                  --                --
Collections on notes receivable from stockholders.....     --              --             --                  --            130,000
                                                        ------         -------        -------         -----------      ------------

Balance, September 30, 1997..........................   $2,000         $   --         $   --          $42,992,000      $    (14,000)
                                                        ======         =======        =======         ===========      ============

                                                                               FOREIGN
                                                                               CURRENCY                                 TOTAL
                                                          DEFERRED            TRANSLATION          RETAINED         STOCKHOLDERS'
                                                        COMPENSATION          ADJUSTMENT           EARNINGS             EQUITY
                                                        ------------          -----------         -----------       -------------
Balance, September 30, 1994...........................  $        --           $  (849,000)        $(2,374,000)      $  (3,054,000)

FISCAL YEAR 1995:
Sales of Common Stock.................................      (321,000)                 --                  --               42,000
Repurchase of Common Stock............................           --                   --             (171,000)           (196,000)
Net income............................................           --                   --            6,480,000           6,480,000
Amortization of deferred compensation.................        34,000                  --                  --               34,000
Foreign currency adjustments..........................           --               (33,000)                --              (33,000)
Collections on notes receivable from stockholders.....           --                   --                  --               32,000
                                                        ------------          -----------         -----------       -------------

Balance, September 30, 1995...........................      (287,000)            (882,000)          3,935,000           3,305,000

FISCAL YEAR 1996:
Conversion of Class A and B Common Stock..............           --                   --                  --                  --
Sales of Common Stock.................................           --                   --                  --           41,816,000
Repurchase of Common Stock............................           --                   --             (437,000)            (31,000)
Net income............................................           --                   --           10,118,000          10,118,000
Amortization of deferred compensation.................        80,000                  --                  --               80,000
Foreign currency adjustments..........................           --               129,000                 --              129,000
Collections on notes receivable from stockholders.....           --                   --                  --               89,000
                                                        ------------          -----------         -----------       -------------

Balance, September 30, 1996..........................       (207,000)            (753,000)         13,616,000          55,506,000

FISCAL YEAR 1997:
Net income............................................           --                   --           10,492,000          10,492,000
Amortization of deferred compensation.................        80,000                  --                  --               80,000
Foreign currency adjustments..........................           --              (313,000)                --             (313,000)
Collections on notes receivable from stockholders.....           --                   --                  --              130,000
                                                        ------------          -----------         -----------       -------------

Balance, September 30, 1997..........................   $   (127,000)         $(1,066,000)        $24,108,000       $  65,895,000
                                                        ============          ===========         ===========       =============


* Par value amounts round to less than one thousand dollars.



  The accompanying notes are an integral part of these consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                                                   ------------------------------------------------
                                                                                       1995             1996               1997
                                                                                   -----------      ------------       ------------
Cash flows--operating activities:
 Net income....................................................................    $ 6,480,000      $ 10,118,000       $ 10,492,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization...............................................      2,146,000         3,187,000          6,015,000
   Deferred facilities rent charges............................................       (481,000)         (358,000)          (227,000)
   Amortization of deferred compensation.......................................         34,000            80,000             80,000
   Unrealized foreign exchange (gains) losses..................................        (77,000)          154,000            (53,000)
   Losses on retirements of equipment..........................................         20,000            25,000            345,000
   Change in net assets and liabilities:
    Trade accounts receivable..................................................     (2,195,000)       (4,120,000)       (10,834,000)
    Prepaid marketing expenses.................................................       (335,000)         (387,000)          (291,000)
    Prepaid expenses and other.................................................       (692,000)         (408,000)        (2,438,000)
    Income taxes...............................................................        960,000         1,270,000          1,128,000
    Trade accounts payable.....................................................      1,155,000         3,797,000          7,432,000
    Deferred revenue...........................................................      3,378,000         5,352,000         12,079,000
    Accrued payroll, benefits and related taxes................................      1,025,000          (528,000)         1,287,000
    Other accrued liabilities..................................................        (21,000)        2,021,000         (1,108,000)
                                                                                   -----------      ------------       ------------
   Net cash provided by operating activities...................................     11,397,000        20,203,000         23,907,000
                                                                                   -----------      ------------       ------------
Cash flows--investing activities:
 Purchases of equipment, property and leasehold
  improvements.................................................................     (3,629,000)       (9,169,000)       (22,248,000)
 Retirements of equipment......................................................         61,000            31,000             23,000
 Sales of investments held to maturity.........................................            --                --          36,001,000
 Purchases of short-term interest-bearing investments:
   Investments held to maturity................................................            --        (12,500,000)       (22,132,000)
   Investments held for sale...................................................            --        (24,500,000)        (1,200,000)
 Other, net....................................................................         62,000        (1,159,000)        (6,126,000)
                                                                                   -----------      ------------       ------------
   Net cash used in investing activities.......................................     (3,506,000)      (47,297,000)       (15,682,000)
                                                                                   -----------      ------------       ------------
Cash flows--financing activities:
 Principal payments of debt and capital leases.................................       (799,000)         (185,000)          (240,000)
 Proceeds from additional debt.................................................        255,000               --                 --
 Sales of Common Stock.........................................................         42,000        41,816,000                --
 Repurchase of Common Stock....................................................       (196,000)          (31,000)               --
 Collections of stockholder notes..............................................         32,000            71,000            130,000
                                                                                   -----------      ------------       ------------
   Net cash provided by (used in) financing activities.........................       (666,000)       41,671,000           (110,000)
                                                                                   -----------      ------------       ------------
Effects of exchange rates on cash..............................................         30,000           (65,000)          (215,000)
                                                                                   -----------      ------------       ------------
Net increase in cash and cash equivalents......................................      7,255,000        14,512,000          7,900,000
Cash and cash equivalents at the beginning of the period.......................      2,774,000        10,029,000         24,541,000
                                                                                   -----------      ------------       ------------
Cash and cash equivalents at the end of the period.............................    $10,029,000      $ 24,541,000       $ 32,441,000
                                                                                   ===========      ============       ============
Supplemental disclosures:
 Income taxes paid.............................................................    $ 1,036,000      $  2,960,000       $  3,558,000
                                                                                   ===========      ============       ============
 Interest paid.................................................................    $   119,000      $     44,000       $     23,000
                                                                                   ===========      ============       ============

 The accompanying notes are an integral part of these consolidated financial statements.

             LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Nature of the Business:

  Learning Tree International, Inc. and subsidiaries (the "Company") develop, publish and deliver advanced technology training courses covering a broad range of topics which are designed to meet the training needs of information technology ("IT") professionals worldwide. These courses are delivered primarily at the Company's leased Education Centers located in the United States, England, Canada, France and Sweden. Such course events are also conducted in hotel and conference facilities, and at customer sites throughout the world. The Company provides courses that are regularly presented worldwide and cover such IT topics as client/server systems, Internet/intranet technologies, computer networks, operating systems, database systems, programming languages, graphical user interfaces, object-oriented technology, IT management and related topics. In addition to its instructor-led courses, the Company has developed and is expanding a line of multimedia CBT versions of its courses designed for both stand-alone CD-ROM and network-based delivery.

b. Principles of Consolidation:

  The accompanying consolidated financial statements include the accounts of Learning Tree International, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Minority interests in certain subsidiaries are not significant. Following is a summary of the subsidiaries of the Company:

  Learning Tree International USA, Inc. (U.S.)
  Learning Tree International, K.K. (Japan)
  Learning Tree International Ltd. (United Kingdom)
  Learning Tree International S.A. (France)
  Learning Tree International AB (Sweden)
  Learning Tree Publishing AB (Sweden)
  Learning Tree International Inc. (Canada)
  Learning Tree International Ltd. (Hong Kong)
  Advanced Technology Marketing, Inc. (U.S.)
  Systems for Business and Industry, Inc. (U.S.)
  Technology for Business and Industry, Inc. (U.S.)

c. Reincorporation and Capital Stock:

  In September 1995, the Company reincorporated in Delaware. In March 1997, the Company increased the authorized number of shares of Common Stock, $.0001 par value ("Common Stock"), from 25,000,000 to 75,000,000 shares. In addition, the Company's authorized capital stock includes an additional 10,000,000 shares of preferred stock, $.0001 par value ("Preferred Stock"). No shares of Preferred Stock have been issued nor have the terms, conditions or preferences for such Preferred Stock been established.

d. Stock Dividend and Stock Split:

  In December 1996, the Company declared a stock split which was effected in the form of a 50% stock dividend to all holders of its Common Stock. This dividend was accounted for as a large stock dividend and, accordingly, all share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock dividend.

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 In October 1995, the Company effected a 3.66 for 1 split of the Company's Class A and Class B Common Stock. All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock split.

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

  The Company offers a sales discount program referred to as the Passport Program. The Passport Program allows an individual passport holder to attend up to a specified number of courses held by the Company over a one year period for a fixed price. Under the Passport Program, the amount of revenue recognized for each attendance in one of the Company's courses is based upon the selling price of the Passport and the estimated average number of courses passport holders will actually attend. Upon expiration of a Passport, the Company records the differences, if any, between the revenues previously recognized and the Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events Passport holders have been attending. The average of the actual attendance rate for all expired Passports has closely approximated the estimated rate utilized by the Company. If the Passport attendance rate changes, based upon this historical data, the Company adjusts the revenue recognition rate for all active Passports and for all Passports sold thereafter. Although the Company has seen no material changes in the historical rates as its number of course titles has increased, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

f. Revenue Recognition - Multimedia CBT Courses:

  The Company derives its revenues from its multimedia computer based training ("CBT") products under license agreements under which customers license the usage of products for periods of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are allowed to exchange any or all of the licensed course titles for an equal number of new course titles. The first year license fee is generally recognized as revenue at the time of delivery, provided there are no significant vendor obligations remaining. Subsequent annual license fees are recognized on each anniversary date, provided there are no significant vendor obligations remaining. If significant vendor obligations exist at the time of delivery, revenue is deferred and recognized ratably over the term of the license agreement. The cost of satisfying any insignificant vendor obligations is accrued at the time revenue is recognized. Unearned license revenues are recorded as deferred revenues.

g. Deferred Revenues:

  Deferred revenues primarily relate to unearned revenues associated with the Passport Program, refundable advance payments received from customers for course events to be held in the future and unearned revenues associated with multi-year license agreements for multimedia CBT courses.

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

h. Prepaid Marketing Expenses:

  Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are expensed in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable. Marketing expenses for the years ended September 30, 1995, 1996 and 1997 were $14,850,000, $21,612,000 and $33,852,000, respectively.

i. Course Development Costs:

  Instructor-led IT training course development costs are charged to operations in the period incurred. Multimedia CBT development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86) "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". SFAS No. 86 requires capitalization of certain software development costs upon the establishment of technological feasibility. Based on the Company's multimedia CBT product development process, technological feasibility is established upon the completion of a working model or a detail course design. For the fiscal years ended September 30, 1995, 1996 and 1997, $234,000, $723,000 and $1,993,000 of multimedia CBT product development costs, respectively, were charged to course development expense in the accompanying consolidated statements of operations. Multimedia CBT development costs which were capitalized as of September 30, 1996 and 1997 were approximately $1,202,000 and $6,160,000, respectively. Capitalized multimedia CBT development costs are recorded as other assets in the consolidated balance sheets. Capitalized multimedia CBT product development costs are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product which is 24 months.

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

m. Computation of Net Income per Common Share and Common Equivalent Share:

  Net income per common share and common equivalent share is computed using the weighted average number of shares of Common Stock outstanding during the period after giving retroactive effect to the 50% stock dividend paid in December 1996 and the 3.66 to 1 stock split that occurred in October 1995. For fiscal 1995, common stock and common stock equivalents issued by the Company during the twelve months preceding the Company's initial public offering, at prices below the initial public offering price (654,000 shares), were included in the calculation of the shares outstanding by using the treasury stock method.

  In 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share" was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share and will be adopted by the Company in fiscal 1998. The Company does not believe that SFAS No. 128 will have a material effect on the reported income per common share and common equivalent share.

n. Use of Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. PREPAID EXPENSES AND OTHER:

  Prepaid expenses and other current assets at September 30, 1996 and 1997 consist of the following:

                                          SEPTEMBER 30,
                                     -----------------------
                                        1996         1997
                                     ----------   ----------
Prepaid rent.....................    $  363,000   $  653,000
GST and VAT on advance billings...      695,000      914,000
Miscellaneous receivables.........      213,000      856,000
Supplier deposits.................       32,000       56,000
Interest receivable...............      223,000      207,000
Other.............................      807,000    2,132,000
                                     ----------    ---------
                                     $2,333,000   $4,818,000
                                     ==========   ==========

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

3. INCOME TAXES:

  The Company files a consolidated U.S. Federal income tax return which includes substantially all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside.

  Income before provision for income taxes consists of the following:

                                                             SEPTEMBER 30,
                                                ---------------------------------------
                                                   1995          1996           1997
                                                ----------    -----------   -----------
Domestic.....................................   $3,645,000    $ 4,577,000   $ 2,441,000
Foreign......................................    4,701,000      9,574,000    13,109,000
                                                ----------    -----------   -----------
 Total.......................................   $8,346,000    $14,151,000   $15,550,000
                                                ==========    ===========   ===========


  For the years ended September 30, 1995, 1996 and 1997, the provision for income taxes was comprised of the following:

                                                              SEPTEMBER 30,
                                                ---------------------------------------
                                                    1995          1996          1997
                                                ----------    -----------   -----------
Current tax provision:
 U.S. Federal................................   $  732,000    $ 1,167,000   $   498,000
 State.......................................      208,000        247,000       254,000
 Foreign.....................................    1,063,000      2,420,000     4,746,000
                                                ----------    -----------   -----------
                                                 2,003,000      3,834,000     5,498,000
                                                ----------    -----------   -----------
Deferred tax provision:
 U.S. Federal................................     (181,000)       153,000      (404,000)
 State.......................................       20,000          9,000       (35,000)
 Foreign.....................................       24,000         37,000        (1,000)
                                                ----------    -----------   -----------
                                                  (137,000)       199,000      (440,000)
                                                ----------    -----------   -----------
Total provision for income taxes.............   $1,866,000    $ 4,033,000   $ 5,058,000
                                                ==========    ===========   ===========

  The following is a reconciliation of the provision for income taxes and the credit for income taxes computed by applying the U.S. Federal statutory rate to the income before taxes:

                                                              SEPTEMBER 30,
                                                 ---------------------------------------
                                                    1995          1996          1997
                                                 -----------   -----------   -----------
    Income taxes at the statutory rate........   $2,837,000    $4,811,000    $5,342,000
    Permanent differences.....................      (88,000)     (192,000)     (283,000)
    Change in valuation allowance.............     (923,000)     (577,000)     (429,000)
    Effect of current and foreign losses......      (23,000)     (131,000)           --
    Effect of foreign taxes and tax credits...     (133,000)      (42,000)      260,000
    State income taxes........................      208,000       164,000       168,000
    Other, net................................      (12,000)           --            --
                                                 ----------    ----------    ----------
    Total provision for income taxes..........   $1,866,000    $4,033,000    $5,058,000
                                                 ==========    ==========    ==========

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," deferred income tax assets and liabilities arise from carryforwards and from temporary differences between the tax basis of assets and liabilities and the book basis of such assets and liabilities as reported in the financial statements. A valuation allowance was provided with respect to certain deferred tax assets as of September 30, 1996, to reduce the deferred tax asset to a level which, more likely than not, would be realized. The net deferred tax asset reflects management's estimates of the amount which will be realized from the future profitability which can be predicted with reasonable certainty.

  The following is a summary of the tax effect of carryforwards and temporary differences which give rise to deferred tax assets and liabilities:

                                                   SEPTEMBER 30,
                                              -----------------------
                                                 1996         1997
                                              ----------   ----------
    Domestic operations:
      Deferred tax assets:
        Deferred facilities rent charges...   $ 430,000    $ 389,000
        Foreign tax credit carryforwards...     353,000      435,000
        Other..............................     147,000      230,000
      Deferred tax liabilities:
        Depreciation and amortization......    (246,000)    (368,000)
        Other..............................     (17,000)     (18,000)
                                              ---------    ---------
        Net domestic deferred tax assets...     667,000      668,000
                                              ---------    ---------
    Foreign operations:
      Deferred tax assets:
        Depreciation and other.............      41,000       42,000
                                              ---------    ---------
        Net foreign deferred tax assets....      41,000       42,000
                                              ---------    ---------
    Valuation allowance....................    (429,000)          --
                                              ---------    ---------
    Net deferred tax assets................   $ 279,000    $ 710,000
                                              =========    =========

      At September 30, 1997, the Company had approximately $435,000 of foreign tax credit carryforwards available to offset U.S. Federal income taxes in future years. The foreign tax credit carryforwards expire in 2002.

4. DEBT AND CAPITAL LEASES:

 The following is a summary of obligations under debt and capital leases as of September 30, 1996 and 1997, respectively:

                                                             SEPTEMBER 30,
                                                        ---------------------
                                                          1996         1997
                                                        ---------    --------
Notes payable to former employees with various
 maturities through 2001 bearing interest at 5 to
 8 percent (See note 6).............................    $ 170,000    $    --
Capital lease obligations, due through 1998.........       89,000      19,000
                                                        ---------    --------
                                                          259,000      19,000
Less--current portion...............................     (125,000)    (19,000)
                                                        ---------    --------
                                                        $ 134,000    $    --
                                                        =========    ========

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  One of the Company's foreign subsidiaries has established a line of credit with a local bank. The amount available under this facility as of September 30, 1997, was $338,000. At September 30, 1997, there were no borrowings against this line. Interest on borrowings under this facility would be payable monthly at a variable rate which was 9.3 percent as of September 30, 1997.

  The Company leases certain equipment costing approximately $261,000 under capital lease agreements. The following summarizes the future minimum lease payments under capitalized leases together with the present value of the future minimum lease payments:

  1998..............................................      $20,000
  Less--amount representing interest................       (1,000)
                                                          -------
                                                          $19,000
                                                          =======

5. COMMITMENTS:

  The Company leases its facilities and certain equipment under various operating lease agreements. The minimum future rental payments for all operating leases are as follows:

  1998..............................................  $ 4,885,000
  1999..............................................    4,714,000
  2000..............................................    4,220,000
  2001..............................................    3,685,000
  2002..............................................    3,273,000
  Thereafter........................................   10,848,000
                                                      -----------
                                                      $31,625,000
                                                      ===========

  For the years ended September 30, 1995, 1996 and 1997, rent expense was $3,486,000, $3,985,000 and $4,573,000, respectively. The agreements generally require the payment of property taxes, insurance and maintenance in addition to the minimum base rent.

6. STOCKHOLDERS' EQUITY:

Common Stock Sold to Employees--

  Prior to December 6, 1995, the Company's Common Stock was divided into two classes: Class A Voting (Class A Stock) and Class B Non-Voting Common Stock (Class B Stock). During fiscal years 1994 and 1995, the Company sold approximately 121,000 shares and 1,104,000 shares of Class B Stock, respectively, to certain employees. The purchase price of these shares was determined based on the formula as defined in the stock purchase agreements. Proceeds from the sales of these shares of Class B Stock included cash and full recourse notes. Effective as of the closing of the initial public offering on December 6, 1995, each outstanding share of Class B Stock was converted into one fully paid and non-assessable share of Class A Stock. Thereafter, the Common Stock ceased being divided into series and has since consisted of a single class. There were 2,125,000 shares of Class B Stock outstanding at September 30, 1995.

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  As of September 30, 1997, approximately 393,000 shares of the Common Stock sold in fiscal 1995 are subject to repurchase options. The repurchase option terms stipulate that the Company, at its sole option, may repurchase these shares from the stockholder in the event the stockholder leaves the employment of the Company for any reason. The Company can repurchase the shares at an amount equal to the initial issue price plus seven percent per annum. These repurchase options expire over a four-year period at a rate of 25 percent per year.

  The Company recorded deferred compensation of $321,000, which represented the excess of the appraised value of $0.94 per share in January 1995 and $1.26 per share in June 1995 (as determined by an independent appraisal) over the initial issue price of $.63 per share of 654,000 shares of the Class B Stock sold to certain employees during fiscal 1995. The deferred compensation is reflected as a reduction of stockholders' equity in the accompanying financial statements and is being amortized as additional compensation expense over the four-year term of the repurchase options. During the fiscal years ended September 30, 1995, 1996 and 1997, the Company recorded $34,000, $80,000 and $80,000 of additional compensation expense relating the amortization of the deferred compensation, respectively.

  During the fiscal year ended September 30, 1995, the Company repurchased 229,000 shares of Class B Stock under the terms of the repurchase agreements. The aggregate repurchase prices of these shares was $219,000. The settlement of these stock repurchases was completed through the cancellation of notes receivable from the selling stockholders, cash payments and the issuance of notes payable by the Company of $195,000. (See Note 4.)

  In March 1996, the Company repurchased 39,590 shares of Common Stock from employees for the cancellation of notes receivable from such stockholders in the amount of $446,000. In addition, during March 1996, notes receivable from stockholders in the amount of $19,000 were offset against the equivalent amount of notes payable to such stockholders. In June 1996, the Company repurchased 49,333 shares from a former employee for $31,000 in cash under the terms of a repurchase agreement.

 Initial Public Offering--

  In December 1995, 4,500,000 shares of the Company's Common Stock were sold in an initial public offering, of which 3,750,000 shares were sold by the Company and 750,000 shares were sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by its stockholders. In January 1996, an additional 675,000 shares of Common Stock were sold by the Company pursuant to a purchase option granted to the underwriters at the time of the initial public offering to cover over allotments. The Company received proceeds of approximately $30.8 million, net of expenses of approximately $4.6 million, from its sale of shares in the initial public offering.

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 Secondary Public Offering--

  In September 1996, the Company completed a secondary public offering whereby 3,899,000 shares of its Common Stock were sold to the public. The Company sold 600,000 shares and 3,299,000 shares were sold by certain stockholders of the Company. The Company did not receive any of the proceeds from the sale of shares by its stockholders. The Company received approximately $11.0 million from its sale of shares in the secondary public offering after deducting underwriters' commissions and its share of other stock issuance costs which aggregated approximately $1.0 million.

 Stock Options--

  During the fiscal years ended September 30, 1989 and September 30, 1994, the Company entered into agreements with certain employees to sell an aggregate of 450,000 shares of Class B common stock at the contractual formula value (estimated fair market value) ranging from $0.19 to $0.63 per share. During fiscal 1995, all of these options were exercised and the shares were issued.

7. EMPLOYEE STOCK OPTION PLAN:

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

  No options were granted under the Stock Option Plan during fiscal 1996. During the year ended September 30, 1997, non-qualified options were granted under the Stock Option Plan to substantially all employees with at least one year of service with the Company. The exercise price of options granted was equal to the fair market value of the Common Stock at the date of grant and the terms of the options are five years. The options are subject to a four year vesting schedule at 25 percent per year on each anniversary date. Following is a summary of the options granted under the Stock Option Plan:

                                                 Weighted Average
                                        Shares    Exercise Price
                                       --------   --------------
Outstanding at September 30, 1996         --         $  --
Options Granted                        901,000        25.66
Exercised during the year                 --            --
Forfeited during the year              (65,000)       26.51
                                       -------       ------
Outstanding at September 30, 1997      836,000       $25.60
                                       =======       ======


Exercisable at September 30, 1997         --
                                       =======


  The Company applies APB Opinion No. 25 in accounting for the Stock Option Plan. Accordingly, no compensation cost has been recognized for options granted during fiscal 1997. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with Statement of

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net income and net income per common share and common equivalent share would have been reduced to the pro forma amounts below:


     Net Income            As reported   $10,492,000
                           Pro forma      10,014,000

     Income per share      As reported   $      0.47
                           Pro forma            0.45

  The foregoing pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the year ended September 30, 1997 with the following assumptions: a risk-free interest rate of 6.2 percent; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 38 percent. Based upon these assumptions, the pro forma weighted average fair value of the options granted during fiscal 1997 was $7.62.

8. EMPLOYEE BENEFIT PLAN:

  The Company has adopted a defined contribution plan for the benefit of its domestic employees who have met the eligibility requirements. The Learning Tree International, Inc. Profit-Sharing and Deferred Savings Plan (the Plan) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

  Qualified employees may elect to contribute up to 15 percent of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. During fiscal 1995 and 1996, the Company made matching contributions at a rate of 25 percent of elective contributions up to one and one-half percent of the compensation of such contributors. Additionally, the Company made qualified nonelective contributions to the Plan on an annual basis. The qualified nonelective contributions were equivalent to one and one-half percent of the annual compensation of the qualified participants. As of October 1, 1996, the Plan was amended such that the Company makes contributions at a rate of 75 percent of elective contributions up to four and one-half percent of the compensation of such contributors. The annual qualified nonelective contributions to the Plan have been eliminated. The Company contributed $129,000, $225,000 and $540,000 to the Plan for the fiscal years ended September 30, 1995, 1996 and 1997, respectively.

  The Company has adopted similar plans for the benefit of its employees in certain of its foreign subsidiaries. Contributions to these plans are subject to various age, length of service and compensation level criteria as well as certain limitations. For the fiscal years ended September 30, 1995, 1996 and 1997, the cost to the Company of these plans was approximately $110,000, $162,000 and $195,000, respectively.

9. BUSINESS SEGMENT DATA:

  The Company's sole business segment is the design and delivery of IT education courses. There were no sales to any individual customers that accounted for 10% or more of revenue in fiscal 1995, 1996 or 1997.

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  Information about the Company's operations in different geographic locations for the years ended September 30, 1995, 1996 and 1997 is as follows:

                                                                    FISCAL YEARS ENDED SEPTEMBER 30,
                                                                -----------------------------------------
                                                                    1995           1996           1997
                                                                -----------   ------------   ------------
Revenues:
 United States and Corporate..............................      $35,390,000   $ 49,790,000   $ 90,371,000
 Canada...................................................        6,102,000      7,748,000     10,936,000
 Europe...................................................       35,637,000     43,746,000     61,214,000
 Asia.....................................................        1,689,000      2,291,000      1,962,000
                                                                -----------   ------------   ------------
  Consolidated revenues...................................      $78,818,000   $103,575,000   $164,483,000
                                                                ===========   ============   ============
Income from operations:
 United States and Corporate..............................      $ 3,375,000   $  3,173,000   $      9,000
 Canada...................................................          342,000        958,000      1,466,000
 Europe...................................................        4,056,000      7,636,000     10,781,000
 Asia.....................................................          301,000        586,000        228,000
                                                                -----------   ------------   ------------
  Consolidated income from operations.....................      $ 8,074,000   $ 12,353,000   $ 12,484,000
                                                                ===========   ============   ============
Identifiable assets:
 United States and Corporate..............................      $14,657,000   $ 69,568,000   $ 89,433,000
 Canada...................................................        1,189,000      2,634,000      4,891,000
 Europe...................................................       12,428,000     18,916,000     27,652,000
 Asia.....................................................          153,000        411,000        375,000
                                                                -----------   ------------   ------------
  Consolidated assets.....................................      $28,427,000   $ 91,529,000   $122,351,000
                                                                ===========   ============   ============

10. VALUATION AND QUALIFYING ACCOUNTS:

  For the years ended September 30, 1995, 1996 and 1997, activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                                                          SEPTEMBER 30,
                                                               -----------------------------------
                                                                 1995         1996         1997
                                                               --------    ---------    ----------
Beginning balance......................................        $197,000    $ 259,000    $ 254,000
Charged to expense.....................................         107,000      101,000      280,000
Amounts written off....................................         (45,000)    (106,000)    (222,000)
                                                               --------    ---------    ----------
Ending balance.........................................        $259,000    $ 254,000    $ 312,000
                                                               ========    =========    =========

11. CASH, CASH EQUIVALENTS AND SHORT-TERM INTEREST-BEARING INVESTMENTS:

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

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  Following is a summary of the Company's short-term interest-bearing investments as of September 30, 1996 and 1997:

                                                           1996          1997
                                                        -----------   -----------
    Investments held to maturity:
     Commercial paper................................   $12,620,000   $13,419,000
     U.S. government agency debt.....................     5,000,000            --
                                                        -----------   -----------
                                                         17,620,000    13,419,000
     Less investments included in cash equivalents...     5,120,000     4,589,000
                                                        -----------   -----------
     Total held to maturity..........................    12,500,000     8,830,000

    Investments held for sale:
     State and local government debt.................    24,500,000    15,500,000
                                                        -----------   -----------
    Total interest-bearing investments...............   $37,000,000   $24,330,000
                                                        ===========   ===========

Cash Flow Information--

  The Company purchased Class B Stock from employees for cancellation of notes receivable of $23,000 and $446,000 during the years ended September 30, 1995 and 1996, respectively. In addition, during March 1996, notes receivable from stockholders in the amount of $19,000 were offset against the equivalent amount of notes payable to such stockholders. The Company sold Class B Stock to employees and received promissory notes of $579,000 as partial consideration therefor during the fiscal year ended September 30, 1995.

12. RELATED PARTY TRANSACTIONS:

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

 None


                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table provides biographical information regarding the directors and executive officers of the Company as of September 30, 1997. All other information regarding directors and executive officers of the Company required by this item is incorporated by reference to the section entitled "Executive Officers of the Registrant" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders.

  NAME                             AGE                         TITLE
  ----                             ---                         -----
David C. Collins(1)...............  57   Chairman of the Board of Directors and Chief
                                          Executive Officer
Eric R. Garen.....................  50   President and Director
Max S. Shevitz....................  42   Executive Vice President and Director
Gary R. Wright....................  40   Vice President, Finance, Chief Financial Officer
                                          and Secretary
Mary C. Adams.....................  41   Vice President, Administration, Investor Relations
                                          and Assistant Secretary
W. Mathew Juechter(1).............  64   Director
Michael W. Kane(1)................  46   Director
Alan B. Salisbury.................  60   Director and President and General Manager, Learning
                                          Tree International USA, Inc.

--------
(1) Member of the Audit Committee and the Compensation Committee.

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

  Mr. Shevitz has been Executive Vice President of the Company since July 1994, and was General Manager of Learning Tree International U.S.A., Inc., a subsidiary of the Company, from September 1988 to December 1993. From January to July 1994, Mr. Shevitz was Executive Vice President at Sigma International, Inc., a customer service training company. From 1986 to 1988, Mr. Shevitz was the founder and President of MD Technology, Inc., a medical diagnostic equipment company. Mr. Shevitz holds a Masters degree in Business Administration with honors from the University of Virginia.

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

  Mr. Juechter has been a director of the Company since June 1987. Since 1991, he has been the Chief Executive Officer of ARC International Ltd., a management consulting and training company. From 1986 to 1991, Mr. Juechter was Managing Director of IRA, Inc. in St. Paul, Minnesota, a management consulting company. Mr. Juechter was President and Chief Executive Officer of Wilson Learning Corp., a multi-national training organization, from 1977 to 1986. From 1989 to 1997, Mr. Juechter served as President of the Board of Governors of the American Society for Training and Development (ASTD).

  Dr. Kane has served as a director of the Company since February 1995. Since 1991, he has been President and Chief Executive Officer of M. Kane & Company, Inc., an investment banking firm focusing primarily on technology companies. From 1987 to 1988, he was an investment banker with L.F. Rothschild & Co., Inc. and from 1988 to 1991 was an investment banker with Oppenheimer & Co., Inc. From 1984 to 1987, he practiced primarily corporate and securities law with the law firm of Irell & Manella, and prior to that he was a Project Leader in the Systems Sciences Department of The Rand Corporation and was an independent consultant to the satellite telecommunications industry. Dr. Kane has a Bachelor of Arts degree in Political Science from the University of Wisconsin--Madison and a Master's degree in International Relations, a Ph.D. degree in Political Science and a J.D. degree from the University of California, Los Angeles.

  Dr. Salisbury has been President and General Manager of Learning Tree International USA, Inc., the Company's operating subsidiary in the United States, since April 1993. From 1991 until he joined the Company in 1993, Dr. Salisbury was Chief Operating Officer of Microelectronics and Computer Technology Corporation (MCC), an organization involved in the research and development of IT products located in Austin, Texas; and from 1987 to 1991, he was President of the Contel Technology Center, the research and development group of an independent telephone company located in Chantilly, Virginia. Dr. Salisbury is a director of Sybase, Inc., a database software developer, Template Software, a vertical applications software provider and Telepad Corporation, a computer manufacturer. The author of numerous books and articles related to information technology and education, Dr. Salisbury served in the United States Army from 1958 to 1987, when he retired as Commanding General of the U.S. Army Information Systems Engineering Command. He holds a Bachelor of Science degree (with distinction) from the U.S. Military Academy, and Masters and Ph.D. degrees in Electrical Engineering and Computer Science from Stanford University.

  David C. Collins and Mary C. Adams are married. There are no other family relationships among any of the directors or executive officers of the Company.

Item 11.  EXECUTIVE COMPENSATION

  The information regarding compensation of executive officers of the Company required by this item is incorporated by reference to the section entitled "Executive Compensation" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information regarding the security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled "Certain Transactions" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders.

                              PART IV

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

 (b) Reports on Form 8-K

     There were no reports on Form 8-K during the three month period ended September 30, 1997.

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

 21.1    Subsidiaries of the Registrant

 23.1    Consent of Arthur Andersen LLP

 27.1    Financial Data Schedule

--------
 *    Previously filed on October 6, 1995.
 **   Previously filed on November 13, 1995.

                              SIGNATURES

 PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT, LEARNING TREE INTERNATIONAL, INC., A CORPORATION ORGANIZED AND EXISTING UNDER THE LAWS OF THE STATE OF DELAWARE, HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES, STATE OF CALIFORNIA, ON THE 23RD DAY OF DECEMBER, 1997.

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

          SIGNATURE                                TITLE                         DATE

/s/  David C. Collins, Ph.D.                Chairman of the Board           December 23, 1997
-----------------------------------          and chief Executive
     DAVID C. COLLINS, PH.D.                 Officer (principal
                                             executive officer)

  /s/  Eric R. Garen                        President and Director          December 23, 1997
-----------------------------------
       ERIC R. GAREN

  /s/  Max S. Shevitz                       Executive Vice                  December 23, 1997
-----------------------------------          President and Director
       MAX S. SHEVITZ

  /s/  Gary R. Wright                       Vice President,                 December 23, 1997
-----------------------------------          Finance, Chief
       GARY R. WRIGHT                        Financial Officer and
                                             Secretary (principal
                                             financial officer and
                                             principal accounting
                                             officer)

                                            Director                        December   , 1997
-----------------------------------
       W. MATHEW JUECHTER

  /s/  Alan B. Salisbury, Ph.D.             Director                        December 23, 1997
-----------------------------------
       ALAN B. SALISBURY, PH.D.

  /s/  Michael W. Kane, Ph.D.               Director                        December 23, 1997
-----------------------------------
       MICHAEL W. KANE, PH.D.