Form 10-Q
period 1997-12-31
LEARNING TREE INTERNATIONAL INC
filed 1998-02-11
CIK 1002037

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934
            For the quarterly period ended DECEMBER 31, 1997
                                           -----------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
            For the transition period from___________to___________


Commission file number 0-27248
                      --------


                       LEARNING TREE INTERNATIONAL, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         95-3133814
-------------------------------                       --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        identification No.)

              6053 WEST CENTURY BOULEVARD, LOS ANGELES, CA  90045
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code   (310) 417-9700
                                                        ------------------


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


The number of shares of common stock, $.0001 par value, outstanding as of February 2, 1998, is 21,994,507 shares.

                         Total number of pages      11
                                                 --------

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                               DECEMBER 31, 1997


                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I--FINANCIAL STATEMENTS

Item 1.    Financial Statements:
           Consolidated Balance Sheets...............................    3
           Consolidated Statements of Operations.....................    4
           Consolidated Statements of Cash Flows.....................    5
           Notes to Consolidated Financial Statements................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................    7


PART II--OTHER INFORMATION

Item 1.    Legal Proceedings.........................................   10
Item 2.    Changes in Securities.....................................   10
Item 3.    Defaults Upon Senior Securities...........................   10
Item 4.    Submission of Matters to a Vote of Security Holders.......   10
Item 5.    Other Information.........................................   10
Item 6.    Exhibits and Reports on Form 8-K..........................   10


SIGNATURES...........................................................   11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                       December 31,    September 30,
                                                                           1997             1997
                                                                       -------------   --------------
ASSETS                                                                  (UNAUDITED)
Current assets:
    Cash and cash equivalents.......................................   $ 37,764,000     $ 32,441,000
    Short-term interest-bearing investments.........................     20,024,000       24,330,000
    Trade accounts receivable, net..................................     17,990,000       23,201,000
    Prepaid marketing expenses......................................      1,180,000        1,356,000
    Prepaid expenses and other......................................      4,528,000        4,818,000
                                                                       ------------     ------------
      Total current assets..........................................     81,486,000       86,146,000

Equipment, property and leasehold improvements, net.................     27,384,000       27,429,000
Deferred income taxes...............................................        558,000          710,000
Other assets........................................................      8,867,000        8,066,000
                                                                       ------------     ------------
      Total assets..................................................   $118,295,000     $122,351,000
                                                                       ============     ============
LIABILITIES
Current liabilities:
    Current portion of debt and capital leases......................   $        --      $     19,000
    Trade accounts payable..........................................     12,525,000       17,993,000
    Deferred revenue................................................     29,548,000       27,531,000
    Accrued liabilities.............................................      6,492,000        5,764,000
    Income taxes payable............................................      1,175,000        3,726,000
                                                                       ------------     ------------
      Total current liabilities.....................................     49,740,000       55,033,000

Deferred facilities rent............................................      1,491,000        1,423,000
                                                                       ------------     ------------
      Total liabilities.............................................     51,231,000       56,456,000
                                                                       ------------     ------------
Commitments

STOCKHOLDERS' EQUITY
    Common Stock, $.0001 par value, 75,000,000 shares authorized,
        21,995,000 shares issued and outstanding....................          2,000            2,000
    Additional paid-in capital......................................     42,992,000       42,992,000
    Notes receivable from stockholders..............................        (12,000)         (14,000)
    Deferred compensation--stockholders.............................       (107,000)        (127,000)
    Cumulative foreign currency translation.........................     (1,211,000)      (1,066,000)
    Retained earnings...............................................     25,400,000       24,108,000
                                                                       ------------     ------------
      Total stockholders' equity....................................     67,064,000       65,895,000
                                                                       ------------     ------------
      Total liabilities and stockholders' equity....................   $118,295,000     $122,351,000
                                                                       ============     ============

          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 For the Three Months
                                                  Ended December 31,
                                               ---------------------------
                                                  1997            1996
                                               -----------     -----------
Revenues...................................    $45,179,000     $36,010,000
Costs of revenues..........................     20,340,000      14,342,000
                                               -----------     -----------

 Gross profit..............................     24,839,000      21,668,000
                                               -----------     -----------
Operating expenses:
 Course development........................      3,165,000       2,382,000
 Sales and marketing.......................     14,838,000       9,891,000
 General and administrative................      5,445,000       3,749,000
                                               -----------     -----------
                                                23,448,000      16,022,000
                                               -----------     -----------

Income from operations.....................      1,391,000       5,646,000
                                               -----------     -----------

Other income (expense):
 Interest expense..........................         (5,000)         (8,000)
 Interest income...........................        821,000         870,000
 Foreign exchange..........................        (32,000)         13,000
 Other.....................................       (217,000)       (288,000)
                                               -----------     -----------
                                                   567,000         587,000
                                               -----------     -----------

Income before provision for income taxes...      1,958,000       6,233,000
Provision for income taxes.................        666,000       2,119,000
                                               -----------     -----------

Net income.................................    $ 1,292,000     $ 4,114,000
                                               ===========     ===========
Earnings per common share..................    $      0.06     $      0.19
                                               ===========     ===========

Earnings per common share assuming
dilution...................................    $      0.06     $      0.19
                                               ===========     ===========
Weighted average number shares
outstanding................................     21,995,000      21,995,000
                                               ===========     ===========
Diluted shares outstanding.................     22,062,000      22,033,000
                                               ===========     ===========

          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 For the Three Months
                                                                                  Ended December 31,
                                                                              ---------------------------
                                                                                 1997            1996
                                                                              -----------     -----------
Cash flows--operating activities:
 Net income...............................................................    $ 1,292,000     $ 4,114,000
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization.........................................      2,310,000       1,027,000
    Deferred facilities rent charges......................................         67,000        (103,000)
    Amortization of deferred compensation.................................         20,000          20,000
    Unrealized foreign exchange losses....................................         75,000              --
    Losses on retirements of equipment....................................        243,000         210,000
    Change in net assets and liabilities:
     Trade accounts receivable............................................      5,149,000      (1,008,000)
     Prepaid marketing expenses...........................................        171,000         120,000
     Prepaid expenses and other...........................................        258,000         246,000
     Income taxes.........................................................     (2,402,000)       (708,000)
     Trade accounts payable...............................................     (5,483,000)     (1,219,000)
     Deferred revenue.....................................................      2,110,000       2,726,000
     Accrued liabilities..................................................        759,000       2,446,000
                                                                              -----------     -----------
    Net cash provided by operating activities.............................      4,569,000       7,871,000
                                                                              -----------     -----------
Cash flows--investing activities:
 Purchases of equipment, property and leasehold improvements..............     (2,558,000)     (3,999,000)
 Retirements of equipment, property and leasehold improvements............         28,000          77,000
 Proceeds from short-term interest-bearing investments held to maturity...      6,958,000       2,433,000
 Purchases of short-term interest-bearing investments:
   Investments held to maturity...........................................     (2,652,000)     (4,500,000)
   Investments held for sale..............................................             --        (400,000)
 Other, net...............................................................       (816,000)       (219,000)
                                                                              -----------     -----------
    Net cash used in investing activities.................................        960,000      (6,608,000)
                                                                              -----------     -----------
Cash flows--financing activities:
 Principal payments of debt and capital leases............................        (19,000)        (36,000)
 Collections of stockholder notes.........................................          2,000          36,000
                                                                              -----------     -----------
    Net cash provided by (used in) financing activities...................        (17,000)             --
                                                                              -----------     -----------
Effects of exchange rates on cash.........................................       (189,000)        709,000
                                                                              -----------     -----------
Net increase in cash and cash equivalents.................................      5,323,000       1,972,000
Cash and cash equivalents at the beginning of the period..................     32,441,000      24,541,000
                                                                              -----------     -----------
Cash and cash equivalents at the end of the period........................    $37,764,000     $26,513,000
                                                                              ===========     ===========
Supplemental disclosures:
  Income taxes paid.......................................................    $ 1,662,000     $ 1,248,000
                                                                              ===========     ===========
  Interest paid...........................................................    $     2,000     $     9,000
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

                       LEARNING TREE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

     The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Certain prior period balances have been reclassified to conform with the current period presentation. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1997 that are contained in the Company's 1997 Annual Report on Form 10-K.

Note 2.  Computation of Net Income per Common share and Common Equivalent Share:
         ----------------------------------------------------------------------

     The Company has adopted Financial Accounting Standards No. 128 (SFAS No.
128) "Earnings per Share" as of the start of fiscal 1998. Accordingly, the net income per common share and common equivalent share for fiscal 1997 has been restated to reflect the adoption of SFAS No. 128. The difference between the weighted average number of shares outstanding and the diluted shares outstanding is due to stock options. To calculate the number of diluted shares outstanding, using the treasury stock method, 38,000 shares and 67,000 shares were added to the weighted average number of shares outstanding as of December 31, 1996 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Learning Tree International, Inc. (the "Company"), is a leading worldwide provider of education and training for corporate information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management. The Company also tests and certifies IT professionals in 27 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education.

     During 1997, the Company expanded the breadth of its instructor-led training activities through the introduction of its Learning Solutions Division. The Learning Solutions Division provides custom developed training programs for larger clients who need to train large numbers of their IT professionals and end-users. The focus of this new division is on training that supports the roll-out and use of new organization-wide information systems, tools and applications. In 1997, the Company also introduced a program of "Power Seminars," which were multi-day conferences consisting of a number of 1-day, multimedia lecture-style seminars in key information technologies. In November 1997, the Company announced that it was eliminating its Power Seminars program. Operations in the Power Seminars program ceased as of the end of the first quarter of fiscal 1998.

     In addition to its instructor-led courses, the Company develops, produces and markets a line of interactive computer-based training courses incorporating audio and graphical elements ("multimedia CBT") that are designed for both stand-alone CD-ROM and network-based delivery.

RESULTS OF OPERATIONS

     For the first quarter of fiscal 1998, which ended December 31, 1997, revenues increased by $9.2 million or 25% to $45.2 million from $36.0 million for the same quarter in the prior year. Income from operations for the quarter ended December 31, 1997 decreased $4.2 million or 75% to $1.4 million from $5.6 million for the first quarter of fiscal 1997. For the quarter ended December 31, 1997, net income decreased by $2.8 million or 69% to $1.3 million from $4.1 million for the quarter ended December 31, 1996.

     The growth of revenues is due in part to an increase in the number of course participants in multi-day instructor-led courses to 26,298 in the quarter ended December 31, 1997, from 24,029 participants in the corresponding quarter of the prior year. The additional course participants are primarily attributable to increased sales and marketing activities and an increase in the number of course titles to 146 in the first quarter of fiscal 1998, compared to 120 in the same period a year earlier. Revenues for the three month period ended December 31, 1997 also reflect a 4% increase in average revenue per multi-day course participant, which resulted from increases in average course duration and prices. The increase in revenues also reflects the growth of revenues from the multimedia CBT product line as well as revenues earned by the Company's Learning Solutions Division under its contract with General Motors ("GM") to train GM personnel and dealers on the use and support of a new proprietary information system, GM ACCESS.

     The Company's cost of revenues primarily includes the costs associated with the course instructor, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues for the first quarter of fiscal 1998 increased $6.0 million or 42% to $20.3 million from $14.3 million for the same quarter in 1997. The increase in the cost of revenues for the three month period ended December 31, 1997, as compared to the same period in the prior year, is the result of a) the increased number of multi-day instructor-led course events b) the costs associated with the increased sales in the multimedia CBT product line and c) the costs of delivering the lower gross margin Learning Solutions courses. The number of multi-day instructor-led course events increased 10% in the quarter ended December 31, 1997 to 1,626 course events from 1,485 course events in the quarter ended December 31, 1996. Costs per multi-day instructor-led course event increased approximately 11% compared to the corresponding period in the prior year. The change in the average cost per course event primarily reflects the higher costs of conducting more course events at sites other than education centers because of education center capacity constraints, costs of recruiting and training new instructors to expand the instructor force and costs of course equipment. To accommodate the growth in course enrollments, the Company has increased and is seeking additional education center facilities in certain locations. In January 1998, the Company signed an agreement to lease a new education center in the United Kingdom which is anticipated to be operational in early fiscal 1999.

     The cost of revenues increased to 45 percent of revenues in the first quarter of fiscal 1998 compared to 40 percent in the first quarter of fiscal 1997, largely because of lower gross margins in the Power Seminars and Learning Solutions product lines compared with the Company's traditional multi-day instructor-led courses and multimedia CBT courses, and also because of the increased cost per multi-day instructor-led course event.

     Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal course development staff and independent consultants who serve as subject matter experts. Course development expense increased by $783,000 or 33% to $3.2 million for the first quarter ended December 31, 1997 from $2.4 million in the quarter ended December 31, 1996. This increase reflects the costs associated with the Company's strategy of expanding its multi-day instructor-led and multimedia CBT course libraries to meet its customers' technology training needs and updating and maintaining the growing course title libraries. The Company plans to continue its strategy of expanding both its instructor-led course library and its multimedia CBT library, including additional titles in the areas of intranet/Internet technologies, computer networking, Java, Windows NT, programming languages and databases.

     During the first quarter of fiscal 1998, the Company introduced a new web-based engine for its multimedia CBT product line and is continuing to allocate resources to develop new features and capabilities for this engine. Since all new CBT titles are being developed using this evolving engine, and because resources will be allocated to adapt existing courses based on prior engines to the new web-based engine, the rate of introduction of new CBT titles in the first quarter, and the expected release rate of new courses in the next two quarters, is expected to be somewhat less than during the fourth quarter of fiscal 1997 when 24 CBT titles were released. To date, the Company has released 82 multimedia CBT course titles with 10 additional titles expected to be released by February 20, 1998.

     Sales and marketing expense consists of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased $4.9 million or 50% to $14.8 million for the quarter ended December 31, 1997 from $9.9 million for the quarter ended December 31, 1996. The increase in sales and marketing expenses occurred as a result of an increase in telemarketing and field sales staff and increased direct mail marketing. The increase in direct mail marketing is intended to attract a broader range of potential multi-day instructor-led customers, to expand business with current customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles. The increased telemarketing staff is to support the multi-day instructor-led courses and the increased field sales staff will support multi-day instructor-led courses and multimedia CBT.

     General and administrative expense increased $1.7 million or 45% to $5.4 million for the quarter ended December 31, 1997 from $3.7 million for the quarter ended December 31, 1996. The increase in general and administrative expenses reflects increases in information systems and other administrative staff and facilities over the prior year. As a percentage of revenue, these costs increased to 12% in the quarter ended December 31, 1997 from 10% in the corresponding quarter of the prior year. As a percentage of revenues in the first quarter of fiscal 1997, general and administrative expenses reflected the rapid growth of revenues occurring at that time.

     Other income (expense) is comprised of interest income, interest expense, foreign currency gains and losses and other. Total other income remained approximately constant, decreasing by $20,000 to $567,000 for the quarter ended December 31, 1997 from $587,000 for the same quarter in the prior year.

     The provision for income taxes decreased $1.4 million to $666,000 for the quarter ended December 31, 1997 from $2.1 million for the quarter ended December 31, 1997. The decrease in the income tax provision reflects the decrease in taxable income.

BACKLOG
     At December 31, 1997, the Company had a backlog of orders for instructor-led courses of $24.9 million, which represented a 14% increase over the backlog of $21.8 million at December 31, 1996. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog will continue or that orders comprising the backlog will be realized as revenue.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's operating results may fluctuate based on various factors, including the frequency of course events, the number of weeks in a quarter during which courses can be conducted, the timing, frequency and size of, and response to, the Company's direct mail marketing and advertising campaigns, the timing of the introduction of new course titles and alternate delivery methods, the mix between customer-site course events and Learning Tree-site course events, competitive forces within the current and anticipated future markets served by the Company, the spending patterns of its customers, currency fluctuations, inclement weather and general economic conditions. Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

     The Company's revenues and income have historically varied significantly from quarter to quarter due to seasonal and other factors. The Company generally has greater revenue and operating income in the second half of its fiscal year (April through September) than in the first half of its fiscal year (October through March). This seasonality is due in part to seasonal spending patterns of the Company's customers arising from budgetary and other business factors as well as weather, holiday and vacation considerations. In addition, the seasonality of the Company's operating results reflects the quarterly differences in the frequency and size of the Company's direct mail marketing campaigns. There can be no assurance that these seasonal factors or their effects will remain the same in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term interest-bearing investments increased to $57.8 million at December 31, 1997 from $56.8 million at September 30, 1997, primarily as a result of the cash provided by operations. In the quarter ended December 31, 1997, cash provided by operations was approximately $4.6 million compared to $7.9 million during the same period in the prior year. The decrease in cash provided by operations reflects the change in profitability and increased payments of income taxes. At December 31, 1997, the Company had working capital of $31.7 million and had unused available lines of credit of approximately $338,000.

     During the quarter ended December 31, 1997, the Company invested $2.6 million in equipment and facilities compared to $4.0 million in the same period of the prior year. The higher level of investment during last year was primarily related to the acquisition of additional course equipment to support the high growth rate of course events at that time, to upgrade course equipment capabilities and to build-out office facilities. While the Company expects to purchase additional course equipment and to enter into leases for additional facilities during fiscal 1998, as of December 31, 1997, the Company had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

     In January 1998, the Company entered into a lease agreement for a large education center in the United Kingdom. The Company expects to begin executing courses in this new facility during the first fiscal quarter of 1999. The terms of the lease will require lease payments of approximately $4.3 million per annum and a cash deposit or letter of credit in the amount of approximately $9.8 million. Any cash deposit will bear interest to the Company and the required level of the cash deposit or letter of credit will decline if certain financial ratios have been met.

FORWARD-LOOKING INFORMATION

          Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of new courses and products, the impact of competition and downward pricing pressures, the effect of changing economic conditions, the Company's ability to attract and retain key management and other personnel, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's 1997 Annual Report on Form 10-K.

                          PART II - OTHER INFORMATION


Item 1:        LEGAL PROCEEDINGS

               None

Item 2:        CHANGES IN SECURITIES

               Not Applicable

Item 3:        DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

Item 4:        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders during the first quarter of fiscal 1998, through the solicitation of proxies or otherwise.

Item 5:        OTHER INFORMATION

               Not Applicable

Item 6:        EXHIBITS AND REPORTS ON FORM 8-K

               a)  Exhibits

                   27.1 Financial Data Schedule

               b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LEARNING TREE INTERNATIONAL, INC.



Dated:  February 10, 1998           By:   /s/ Gary R. Wright
                                         ----------------------------
                                    Gary R. Wright
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                    Duly Authorized Officer)