Form 10-Q
period 1998-03-31
LEARNING TREE INTERNATIONAL INC
filed 1998-05-13
CIK 1002037

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

{X} Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934

     For the quarterly period ended MARCH 31, 1998
                                    --------------

                                       or

{_} Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

     For the transition period from___________to___________



Commission file number 0-27248
                       -------



                       LEARNING TREE INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        95-3133814
-----------------------------------                    ---------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         identification No.)



              6053 WEST CENTURY BOULEVARD, LOS ANGELES, CA    90045
         -------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code     (310) 417-9700
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

The number of shares of common stock, $.0001 par value, outstanding as of May 5, 1998, is 21,994,507 shares.

                     Total number of pages  12
                                           ----

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                MARCH 31, 1998

                               TABLE OF CONTENTS

PART I  FINANCIAL STATEMENTS                                      PAGE
                                                                  ----
  Item 1.   Financial Statements:
              Consolidated Balance Sheets........................    3
              Consolidated Statements of Operations..............    4
              Consolidated Statements of Cash Flows..............    5
              Notes to Consolidated Financial Statements.........    6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations................    7


PART II--OTHER INFORMATION
  Item 1.   Legal Proceedings....................................   10
  Item 2.   Changes in Securities................................   11
  Item 3.   Defaults Upon Senior Securities......................   11
  Item 4.   Submission of Matters to a Vote of Security Holders..   11
  Item 5.   Other Information....................................   11
  Item 6.   Exhibits and Reports on Form 8-K.....................   11

SIGNATURES.......................................................   12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                     March 31,     September 30,
                                                        1998            1997
                                                    ------------   -------------
                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents....................   $ 35,098,000    $ 32,441,000
  Short-term interest-bearing investments......     27,865,000      24,330,000
  Trade accounts receivable, net...............     18,249,000      23,201,000
  Prepaid marketing expenses...................        869,000       1,356,000
  Prepaid expenses and other...................      3,630,000       4,818,000
                                                  ------------    ------------

        Total current assets...................     85,711,000      86,146,000
                                                  ------------    ------------


Equipment and leasehold improvement, net.......     27,902,000      27,429,000
Deferred income taxes..........................        559,000         710,000
Other assets...................................      9,720,000       8,066,000
                                                  ------------    ------------

          Total assets.........................   $123,892,000    $122,351,000
                                                  ============    ============


LIABILITIES
Current liabilities:
  Current portion of debt and capital leases...   $        --     $     19,000
  Trade accounts payable.......................     13,201,000      17,993,000
  Deferred revenue.............................     31,457,000      27,531,000
  Accrued liabilities..........................      5,373,000       5,764,000
  Income taxes payable.........................      3,112,000       3,726,000
                                                  ------------    ------------
        Total current liabilities..............     53,143,000      55,033,000

Deferred facilities rent.......................      1,486,000       1,423,000
                                                  ------------    ------------

        Total liabilities......................     54,629,000      56,456,000
                                                  ------------    ------------
Commitments

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value; 75,000,000
    shares authorized 21,995,000 shares
    issued and outstanding.....................          2,000           2,000
  Additional paid-in capital...................     42,992,000      42,992,000
  Notes receivable from stockholders...........        (11,000)        (14,000)
  Deferred compensation--stockholders..........        (87,000)       (127,000)
  Cumulative foreign currency translation......     (1,145,000)     (1,066,000)
  Retained earnings............................     27,512,000      24,108,000
                                                  ------------    ------------

        Total stockholders' equity.............     69,263,000      65,895,000
                                                  ------------    ------------
        Total liabilities and stockholders'
          equity...............................   $123,892,000    $122,351,000
                                                  ============    ============


         See accompanying notes to consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                 Three Months Ended                   Six Months Ended
                                                                      March 31,                            March 31,
                                                        ----------------------------------     ----------------------------------
                                                             1998                1997               1998                1997
                                                        ---------------     --------------     ---------------     --------------
Revenues............................................    $    45,005,000     $   35,759,000     $    90,184,000     $   71,769,000
Costs of revenues...................................         18,677,000         15,448,000          39,017,000         29,790,000
                                                        ---------------     --------------     ---------------     --------------
 Gross profit.......................................         26,328,000         20,311,000          51,167,000         41,979,000
                                                        ---------------     --------------     ---------------     --------------
Operating expenses:
 Course development.................................          2,721,000          2,372,000           5,886,000          4,754,000
 Sales and marketing................................         15,574,000         11,409,000          30,412,000         21,300,000
 General and administrative.........................          5,562,000          4,151,000          11,007,000          7,900,000
                                                        ---------------     --------------     ---------------     --------------
                                                             23,857,000         17,932,000          47,305,000         33,954,000
                                                        ---------------     --------------     ---------------     --------------
Income from operations..............................          2,471,000          2,379,000           3,862,000          8,025,000
                                                        ---------------     --------------     ---------------     --------------
Other income (expense):
 Interest expense...................................             (4,000)            (9,000)             (9,000)           (17,000)
 Interest income....................................            709,000            850,000           1,530,000          1,720,000
 Foreign exchange...................................            (15,000)             4,000             (47,000)            17,000
 Other..............................................             40,000            (35,000)           (177,000)          (323,000)
                                                        ---------------     --------------     ---------------     --------------
                                                                730,000            810,000           1,297,000          1,397,000
                                                        ---------------     --------------     ---------------     --------------
Income before provision for income taxes............          3,201,000          3,189,000           5,159,000          9,422,000
Provision for income taxes..........................          1,088,000          1,085,000           1,754,000          3,204,000
                                                        ---------------     --------------     ---------------     --------------
Net income..........................................    $     2,113,000     $    2,104,000     $     3,405,000     $    6,218,000
                                                        ===============     ==============     ===============     ==============
Earnings per common share...........................    $          0.10     $         0.10     $          0.15     $         0.28
                                                        ===============     ==============     ===============     ==============
Earnings per common share assuming dilution.........    $          0.10     $         0.10     $          0.15     $         0.28
                                                        ===============     ==============     ===============     ==============
Weighted average number of shares outstanding.......         21,995,000         21,995,000          21,995,000         21,995,000
                                                        ===============     ==============     ===============     ==============
Diluted shares outstanding..........................         22,003,000         22,088,000          22,036,000         22,061,000
                                                        ===============     ==============     ===============     ==============

         See accompanying notes to consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                                  -----------------------------
                                                                                       1998            1997
                                                                                  -------------   -------------
 Cash flows--operating activities:
     Net income...............................................................   $  3,405,000    $  6,218,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization...........................................      4,553,000       2,326,000
      (Gains) losses on disposals of equipment, property and leasehold
           improvements.......................................................        197,000         332,000
      Deferred facilities rent charges........................................         60,000        (209,000)
      Amortization of deferred compensation...................................         40,000          40,000
      Unrealized foreign exchange (gains) losses..............................         86,000         (55,000)
      Change in net assets and liabilities:
          Trade accounts receivable...........................................      4,889,000      (1,670,000)
          Prepaid marketing expenses..........................................        484,000        (161,000)
          Prepaid expenses and other..........................................      1,174,000        (385,000)
          Income taxes........................................................       (490,000)      1,538,000
          Trade accounts payable..............................................     (4,850,000)      1,671,000
          Deferred revenue....................................................      3,920,000       6,408,000
          Accrued liabilities.................................................       (330,000)        (43,000)
                                                                                 ------------    ------------
      Net cash provided by operating activities...............................     13,138,000      16,010,000
                                                                                 ------------    ------------

 Cash flows--investing activities:
     Purchases of equipment, property and leasehold improvements..............     (5,690,000)    (10,001,000)
     Retirements of equipment, property and leasehold improvements............        455,000           5,000
     Proceeds from short-term interest-bearing investments held to maturity...     11,482,000      14,544,000
     Proceeds from short-term interest-bearing investments held for sale......      4,800,000              --
     Purchases of short-term interest-bearing investments:
         Investments held to maturity.........................................    (11,117,000)     (4,500,000)
         Investments held for sale............................................     (8,700,000)       (400,000)
     Other, net...............................................................     (1,680,000)       (660,000)
                                                                                 ------------    ------------
      Net cash used in investing activities...................................    (10,450,000)     (1,012,000)
                                                                                 ------------    ------------
 Cash flows--financing activities:
     Principal payments of debt and capital leases............................        (19,000)        (69,000)
     Collections of stockholder notes.........................................          3,000          43,000
                                                                                 ------------    ------------
      Net cash provided by (used in) financing activities.....................        (16,000)        (26,000)
                                                                                 ------------    ------------
 Effects of exchange rates on cash............................................        (15,000)        (17,000)
                                                                                 ------------    ------------
 Net increase (decrease) in cash and cash equivalents.........................      2,657,000      14,955,000
 Cash and cash equivalents at the beginning of the period.....................     32,441,000      24,541,000
                                                                                 ------------    ------------
 Cash and cash equivalents at the end of the period...........................   $ 35,098,000    $ 39,496,000
                                                                                 ============    ============
 Supplemental disclosures:
      Income taxes paid.......................................................   $  2,265,000    $  2,281,000
                                                                                 ============    ============
      Interest paid...........................................................   $      2,000    $     16,000
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


Note 2.  Computation of Net Income per Common share and Common Equivalent Share:
         ----------------------------------------------------------------------

         The Company has adopted Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share" as of the start of fiscal 1998. Accordingly, the net income per common share and common equivalent share for fiscal 1997 has been restated to reflect the adoption of SFAS No. 128. The difference between the weighted average number of shares outstanding and the diluted shares outstanding is due to stock options. To calculate the number of diluted shares outstanding, the treasury stock method was used. For the three and six month periods ended March 31, 1998, 8,000 shares and 41,000 shares, respectively, were added to the weighted average number of shares outstanding. For the three and six month periods ended March 31, 1997, 93,000 shares and 66,000 shares, respectively, were added to the weighted average number of shares outstanding.


Note 3.  Litigation:
         -----------

         On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, purportedly on behalf of those who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. The Company has not been named in the suit, but has indemnification agreements with such officers and directors. The Company has obtained a copy of the complaint which alleges violations of California law. The complaint alleges that the named officers and directors concealed an alleged deterioration of its business in early 1997 and realized profits by trading their shares of Company Common Stock while in possession of the alleged material adverse information. The complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' and other costs, interest, and other relief.

         The named officers and directors have not yet filed answers to the complaint but have indicated that they intend to defend themselves vigorously in this proceeding. The Company is unable to estimate the outcome of this matter
or any potential liability it may incur.   The Company does have directors' and
officers' insurance coverage. Even if the defendants prevail on the merits in such litigation or the costs are covered by insurance, the Company expects to incur legal and other defense costs as a result of such proceeding. This proceeding could involve a substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts or could include terms in addition to such payments, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Learning Tree International, Inc. (the "Company"), is a leading worldwide provider of education and training for corporate information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management. The Company also tests and certifies IT professionals in 29 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education.

     During 1997, the Company expanded the breadth of its instructor-led training activities through the introduction of its Learning Solutions Division. The Learning Solutions Division provides custom developed training programs for larger clients who need to train large numbers of their IT professionals and end-users. The focus of this new division is on training that supports the roll-out and use of new organization-wide information systems, tools and applications. Its first program was for General Motors Corporation, and was largely completed in the first quarter of fiscal 1998. The Company is currently working on a smaller follow-on program with General Motors, and is seeking additional contracts with other potential customers. Because this business depends upon obtaining a small number of large contracts, its revenues are inherently subject to fluctuation.

     In addition to its instructor-led courses, the Company develops, produces and markets a line of interactive computer-based training courses incorporating audio and graphical elements ("multimedia CBT") that are designed for both stand-alone CD-ROM and network-based delivery. The Company has been marketing its multimedia CBT products through direct mail and telemarketing methods, which focus on high volumes of comparatively smaller unit sales. The Company also markets its multimedia CBT products through field sales of higher value multimedia CBT contracts. To date, the majority of the Company's multimedia CBT revenues have been obtained through direct mail and telemarketing.

     In 1997, the Company also introduced a program of "Power Seminars," which were multi-day conferences consisting of a number of 1-day, multimedia lecture-style seminars in key information technologies. In November 1997, the Company announced that it was eliminating its Power Seminars program. Operations in the Power Seminars program ceased as of the end of the first quarter of fiscal 1998.

RESULTS OF OPERATIONS

     In the second fiscal quarter ended March 31, 1998, revenues increased by $9.2 million or 26% to $45.0 million from $35.8 million for the corresponding
quarter of the prior year.   Income from operations for the quarter ended March
31, 1998 increased $92,000 or 4% to $2.5 million versus $2.4 million for the same quarter of fiscal 1997. Net income for the quarter ended March 31, 1998 was $2.1 million which was unchanged from the quarter ended March 31, 1997.

     For the six month period ended March 31, 1998, revenues increased by $18.4 million or 26% to $90.2 million from $71.8 million for the six months ended March 31, 1997. Income from operations for the six months ended March 31, 1998, decreased $4.1 million or 52% to $3.9 million versus $8.0 million for the corresponding period of the prior year. Net income for the six months ended March 31, 1998 decreased $2.8 million or 45% to $3.4 million versus $6.2 million for the corresponding period of the prior year.

     The growth of revenues in the second fiscal quarter was due, in large part, to an increase in the number of course participants in multi-day instructor-led courses to 27,765 in the quarter ended March 31, 1998 versus 22,998 participants in the corresponding quarter of the prior year. For the six months ended March 31, 1998, the number of multi-day instructor-led course participants was 54,063 compared to 47,027 in the corresponding six month period of the prior year.
The additional course participants are primarily attributable to increased marketing and sales expenditures and an increase in the net number of instructor-led course titles to 146 in the second quarter of fiscal 1998 compared to 124 in the same period a year earlier. Revenues for the three and six month periods ended March 31, 1998 also reflect a 4% increase in average revenue per multi-day course participant, which resulted from increases in average course duration and prices. The increase in revenues also reflects revenues earned by the Company's Learning Solutions Division under its contract with General Motors to train General Motors' personnel and dealers on the use and support of a new proprietary information system, GM ACCESS, as well as the growth of revenues from the multimedia CBT product line.

     The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials, course equipment, freight, classroom facilities and refreshments. For multimedia CBT courses, cost of revenues primarily includes the costs of amortized development,
manufacturing, distribution and support.   The cost of revenues decreased to
41.5% of revenues in the second quarter of fiscal 1998 compared to 43.2% in the second quarter of fiscal 1997, primarily because of an increase in revenues per instructor-led course event. For the six months ended March 31, 1998, the cost of revenues increased to 43.3% of revenues compared to 41.5% for the same period in fiscal 1997, largely because of lower gross margins in the Power Seminars and Learning Solutions product lines compared with the Company's traditional multi-day instructor-led courses and multimedia CBT courses, and also because of the increased cost per multi-day instructor-led course event.

     For the second quarter of fiscal 1998, cost of revenues increased $3.3 million or 21% to $18.7 million from $15.4 million for the same quarter of fiscal 1997. For the six months ended March 31, 1998, the Company's cost of revenues increased by $9.2 million or 31% to $39.0 million from $29.8 million for the corresponding period in the prior year. The increases in the cost of revenues compared to the same periods in the prior year, are primarily the result of a) the increased number of multi-day instructor-led course events and
b) the costs associated with the increased sales in the multimedia CBT product line. The number of multi-day instructor-led course events increased 21% in the quarter ended March 31, 1998 to 1,743 course events from 1,446 course events in the quarter ended March 31, 1997. For the six month period ended March 31, 1998, the number of instructor-led course events increased 15% to 3,369 from 2,931 for the corresponding period in the prior year. Costs per multi-day instructor-led course event decreased approximately 2% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Costs per multi-day instructor-led course event have increased approximately 5% for the first six months of fiscal 1998 compared to the corresponding period of the prior year, reflecting lower costs during the first quarter of fiscal 1997. In January 1998, the Company signed an agreement to lease a new education center in the United Kingdom which is anticipated to be operational in early fiscal 1999. In April 1998, the Company opened a new larger education center in Boston.

     Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expenses increased by $349,000 or 15% to $2.7 million for the quarter ended March 31, 1998 versus $2.4 million in
the quarter ended March 31, 1997.   For the six months ended March 31, 1998,
course development expenses increased $1.1 million or 24% to $5.9 million from $4.8 million for the corresponding period in the prior year. These increases reflect the costs associated with the Company's strategy of expanding its multi-day instructor-led and multimedia CBT course libraries to meet its customers' technology training needs and updating and maintaining the growing course title libraries. The Company plans to continue its strategy of expanding both its instructor-led course library and its multimedia CBT library, including additional titles in the areas of intranet/Internet technologies, computer networking, Java, Windows NT, programming languages and databases.

     During the first quarter of fiscal 1998, the Company introduced a new web-based engine for its multimedia CBT product line and is continuing to allocate resources to develop new features and capabilities for this engine. Since all new CBT titles are being developed using this evolving engine, and because resources are being allocated to adapt existing courses based on prior engines to the new web-based engine, the rates of introduction of new CBT titles in the first and second quarters were, and the expected release rate of new courses in the next quarter is expected to be, less than during the fourth quarter of fiscal 1997 when 24 CBT titles were released. To date, the Company has released 104 multimedia CBT course titles.

     Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased $4.2 million or 37% to $15.6 million for the quarter ended March 31, 1998 versus $11.4 million for the quarter ended March 31, 1997. For the six months ended March 31, 1998, sales and marketing expenses increased $9.1 million or 43% to $30.4 million from $21.3 million for the corresponding period in the prior year. The increase in sales and marketing expenses occurred as a result of an increase in telemarketing and field sales staff and increased direct mail marketing. The Company expects that there will be a decrease in the rate of growth in sales and marketing expenses during the second half of fiscal 1998 compared to the rate of growth in the first half of fiscal 1998 in order to better match the current slower growth rate of revenues. The decision to reduce the growth rate of sales and marketing expenditures in upcoming quarters is subject to reevaluation from time to time based upon market conditions and other factors.

     General and administrative expenses increased $1.4 million or 34% to $5.6 million for the quarter ended March 31, 1998 compared to $4.2 million in the same quarter of the prior year. For the six months ended March 31, 1998, general and administrative expenses increased $3.1 million or 39% to $11.0 million from $7.9 million for the corresponding period in the prior year. The increase in general and administrative expenses reflects increases in information systems and other administrative staff and increases in facilities related costs over the prior year. As a percentage of revenue, these costs increased to 12% in the six months ended March 31, 1998 from 11% in the corresponding period of the prior year.

     Other income (expense) is comprised of interest income, interest expense, foreign currency gains and losses and other. Other income decreased $80,000 to $730,000 for the quarter ended March 31, 1998 versus $810,000 for the corresponding quarter in the prior year. For the six months ended March 31, 1998, other income increased by $100,000 to $1.3 million from $1.4 million for the corresponding six month period in the prior year. The decreases in net other income were primarily attributable to less interest income than in the prior year.

     The provision for income taxes was $1.1 million for each of the second fiscal quarters ended March 31, 1998 and 1997. For the six months ended March 31, 1998, the provision for income taxes decreased $1.4 million to $1.8 million from $3.2 million for the corresponding period in the prior year. The decrease in the income tax provision reflects the decrease in taxable income.

BACKLOG

     At March 31, 1998, the Company had a backlog of orders for instructor-led courses in the amount of $29.4 million, which represented an 18% increase over the backlog of $24.9 million at March 31, 1997. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog will continue or that orders comprising the backlog will be realized as revenue.

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

     The Company's revenues and income have historically varied significantly from quarter to quarter due to seasonality and other factors. The Company generally has greater revenue and operating income in the second half of its fiscal year (April through September) than in the first half of its fiscal year (October through March). This seasonality is due in part to seasonal spending patterns of the Company's customers arising from budgetary and other business factors as well as weather, holiday and vacation considerations. In addition, the seasonality of the Company's operating results reflects the quarterly differences in the frequency and size of the Company's direct mail marketing campaigns. There can be no assurance that these seasonal factors or their effects will remain the same in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term interest-bearing investments increased to $63.0 million at March 31, 1998 from $56.8 million at September 30, 1997, primarily as a result of cash provided by operations. For the six months ended March 31, 1998, cash provided by operations was approximately $13.1 million compared to $16.0 million during the same period in the prior year. The decrease in cash provided by operations reflects the decrease in profits and a smaller increase in deferred revenues arising from prepaid multi-enrollment programs. These changes were offset in part by increased depreciation. As of March 31, 1998, the Company had a net working capital balance of $32.6 million.

     During the six months ended March 31, 1998, the Company invested $5.7 million in equipment and facilities compared to $10.0 million in the same period of the prior year. The higher level of investment during the prior year was primarily related to the acquisition of additional course equipment to support the higher growth rate of course events at that time, to upgrade course equipment capabilities and to build-out office facilities.

     In January 1998, the Company entered into a lease agreement for a large education center in the United Kingdom. The Company expects to begin executing courses in this new facility during the first fiscal quarter of 1999. The terms of the lease will require lease payments of approximately $4.3 million per annum and a cash deposit or letter of credit in the amount of approximately $10.0 million. Any cash deposit will bear interest to the Company and the required level of the cash deposit or letter of credit will decline if certain financial ratios have been met. The Company expects to purchase additional course equipment and to enter into leases for additional facilities in other existing course cities during fiscal 1998. However, other than the foregoing transaction, as of March 31, 1998, the Company had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

YEAR 2000 COMPLIANCE

     The Year 2000 Compliance issue exists as a result of the use of two digit date fields, rather than four digit date fields, by many computer systems and software applications to define the applicable year. As the century changes, systems which are not Year 2000 Compliant will recognize the year 2000 as 1900, or not at all. The inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. The Company has assessed and continues to assess the impact of the Year 2000 Compliance issue on its operations. The Company believes, based upon its internal reviews and other factors, that there will be no interruption of its operations as a result of the Year 2000 issue. It is expected that the future internal and external costs to be incurred to make the Company's computer systems and software Year 2000 Compliant will not have a material effect on the Company's results of operations or financial position. Additionally, the computer software products sold by the Company are Year 2000 Compliant.
However, there can be no assurance that the Company's customers or vendors will not be affected by the Year 2000 Compliance issue or that this will not affect the timing or amount of the Company's products and services customers purchase or vendors provide.

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

                          PART II - OTHER INFORMATION

Item 1:   LEGAL PROCEEDINGS

          On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, purportedly on behalf of those who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. The Company has not been named in the suit, but has indemnification agreements with such officers and directors. The Company has obtained a copy of the complaint which alleges violations of California law. The complaint alleges that the named officers and directors concealed an alleged deterioration of its business in early 1997 and realized profits by trading their shares of Company Common Stock while in possession of the alleged material adverse information. The complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' and other costs, interest, and other relief.


          The named officers and directors have not yet filed answers to the complaint but have indicated that they intend to defend themselves vigorously in this proceeding. The Company is unable to estimate the outcome of this matter or any potential liability it may incur. The Company does have directors' and officers' insurance coverage. Even if the defendants prevail on the merits in such litigation or the costs are covered by insurance, the Company expects to incur legal and other defense costs as a result of such proceeding. This proceeding could involve a substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts or could include terms in addition to such payments, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

Item 2:   CHANGES IN SECURITIES

          Not Applicable

Item 3:   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4:   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Stockholders on March 6, 1998. During the Annual Meeting of Stockholders, the only matter voted upon was the election of directors. The following are the results of the voting:

               1.  Election of directors:                                     Shares for           Shares withheld
                                                                              ----------           ---------------
                   Class III Directors for a term expiring in 2001.
                             David C. Collins                                 20,010,699                    38,170
                             Eric R. Garen                                    20,010,912                    37,957


          The current terms of the Class I Directors, W. Mathew Juechter and Alan B. Salisbury, continue until the 1999 Annual Meeting of Stockholders. The current terms of the Class II Directors, Michael W. Kane and Max S. Shevitz, continue until the 2000 Annual Meeting of Stockholders.

Item 5:   OTHER INFORMATION

          Not Applicable


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K


          a)  Exhibits

              27.1 Financial Data Schedule

          b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LEARNING TREE INTERNATIONAL, INC.


Dated:  May 12, 1998                By:  /s/ Gary R. Wright
                                         --------------------------------
                                         Gary R. Wright
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)