Form 10-Q
period 1998-06-30
LEARNING TREE INTERNATIONAL INC
filed 1998-08-14
CIK 1002037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934
     For the quarterly period ended JUNE 30, 1998
                                    -------------

                                       or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
     For the transition period from___________to___________



Commission file number 0-27248
                       -------



                       LEARNING TREE INTERNATIONAL, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                               95-3133814
   ---------------------------------            -----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               identification No.)



              6053 WEST CENTURY BOULEVARD, LOS ANGELES, CA  90045
        --------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


     Registrant's telephone number, including area code     (310) 417-9700
                                                        ------------------------

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

The number of shares of common stock, $.0001 par value, outstanding as of August 10, 1998, is 21,994,507 shares.

                         Total number of pages     13
                                                --------

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                 JUNE 30, 1998


                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I   FINANCIAL STATEMENTS

  Item 1.   Financial Statements:
              Consolidated Balance Sheets..........................................     3
              Consolidated Statements of Operations................................     4
              Consolidated Statements of Cash Flows................................     5
              Notes to Consolidated Financial Statements...........................     6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................     8


PART II--OTHER INFORMATION

  Item 1.   Legal Proceedings......................................................    12
  Item 2.   Changes in Securities..................................................    12
  Item 3.   Defaults Upon Senior Securities........................................    12
  Item 4.   Submission of Matters to a Vote of Security Holders....................    12
  Item 5.   Other Information......................................................    12
  Item 6.   Exhibits and Reports on Form 8-K.......................................    12


SIGNATURES.........................................................................    13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                           June 30,                     September 30,
                                                                             1998                           1997
                                                                       ----------------               ----------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................................    $    30,708,000                $    32,441,000
  Short-term interest-bearing investments...........................         27,642,000                     24,330,000
  Trade accounts receivable, net....................................         17,633,000                     23,201,000
  Prepaid marketing expenses........................................            278,000                      1,356,000
  Prepaid expenses and other........................................          4,133,000                      4,818,000
                                                                        ---------------                ---------------
     Total current assets...........................................         80,394,000                     86,146,000
                                                                        ---------------                ---------------

Equipment and leasehold improvement, net............................         27,304,000                     27,429,000
Long-term interest-bearing investments..............................         10,000,000                             --
Deferred income taxes...............................................            515,000                        710,000
Other assets........................................................          9,449,000                      8,066,000
                                                                        ---------------                ---------------
     Total assets...................................................    $   127,662,000                $   122,351,000
                                                                        ===============                ===============

LIABILITIES
Current liabilities:
  Current portion of debt and capital leases........................    $            --                $        19,000
  Trade accounts payable............................................         12,898,000                     17,993,000
  Deferred revenue..................................................         32,300,000                     27,531,000
  Accrued liabilities...............................................          5,966,000                      5,764,000
  Income taxes payable..............................................          2,591,000                      3,726,000
                                                                        ---------------                ---------------
     Total current liabilities......................................         53,755,000                     55,033,000

Deferred facilities rent............................................          1,368,000                      1,423,000
                                                                        ---------------                ---------------
     Total liabilities..............................................         55,123,000                     56,456,000

Commitments

STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value; 75,000,000 shares authorized,
 21,995,000 shares issued and outstanding...........................              2,000                          2,000
Additional paid-in capital..........................................         42,992,000                     42,992,000
Notes receivable from stockholders..................................            (10,000)                       (14,000)
Deferred compensation--stockholders.................................            (67,000)                      (127,000)
Cumulative foreign currency translation.............................         (1,104,000)                    (1,066,000)
Retained earnings...................................................         30,726,000                     24,108,000
                                                                        ---------------                ---------------
     Total stockholders' equity.....................................         72,539,000                     65,895,000
                                                                        ---------------                ---------------
     Total liabilities and stockholders' equity.....................    $   127,662,000                $   122,351,000
                                                                        ===============                ===============


          See accompanying notes to consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                    Three Months Ended                    Nine Months Ended
                                                                         June 30,                              June 30,
                                                           --------------------------------       ---------------------------------
                                                                 1998               1997                1998             1997
                                                           -------------      -------------       --------------     --------------
Revenues............................................       $  47,946,000      $  43.881,000       $  138,130,000     $  115,650,000
Costs of revenues...................................          20,287,000         18,468,000           59,304,000         48,258,000
                                                           -------------      -------------       --------------     --------------

   Gross profit.....................................          27,659,000         25,413,000           78,826,000         67,392,000
                                                           -------------      -------------       --------------     --------------

Operating expenses:
   Course development...............................           3,024,000          3,254,000            8,910,000          8,008,000
   Sales and marketing..............................          14,716,000         13,203,000           45,128,000         34,503,000
   General and administrative.......................           5,586,000          5,268,000           16,593,000         13,168,000
                                                           -------------      -------------       --------------     --------------
                                                              23,326,000         21,725,000           70,631,000         55,679,000
                                                           -------------      -------------       --------------     --------------

Income from operations..............................           4,333,000          3,688,000            8,195,000         11,713,000
                                                           -------------      -------------       --------------     --------------

Other income (expense):
   Interest expense.................................                  --             (6,000)              (9,000)           (23,000)

   Interest income..................................             870,000            919,000            2,400,000          2,639,000
   Foreign exchange.................................            (132,000)            33,000             (179,000)            50,000
   Other............................................            (203,000)           (33,000)            (380,000)          (356,000)

                                                           -------------      -------------       --------------     --------------
                                                                 535,000            913,000            1,832,000          2,310,000
                                                           -------------      -------------       --------------     --------------

Income before provision for income taxes............           4,868,000          4,601,000           10,027,000         14,023,000
Provision for income taxes..........................           1,655,000          1,564,000            3,409,000          4,768,000
                                                           -------------      -------------       --------------     --------------

Net income..........................................       $   3,213,000      $   3,037,000       $    6,618,000     $    9,255,000
                                                           =============      =============       ==============     ==============


Earnings per common share...........................       $        0.15      $        0.14       $         0.30     $         0.42
                                                           =============      =============       ==============     ==============

Earnings per common share assuming dilution.........       $        0.15      $        0.14       $         0.30     $         0.42
                                                           =============      =============       ==============     ==============

Weighted average number of shares outstanding.......          21,995,000         21,995,000           21,995,000         21,995,000
                                                           =============      =============       ==============     ==============

Diluted shares outstanding..........................          21,995,000         22,139,000           22,022,000         22,087,000
                                                           =============      =============       ==============     ==============



          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Nine Months Ended
                                                                                                      June 30,
                                                                                      -------------------------------------------
                                                                                            1998                        1997
                                                                                      ---------------             ---------------
Cash Flows--operating activities:
  Net income......................................................................    $     6,618,000             $     9,255,000
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Depreciation and amortization...............................................          6,872,000                   3,980,000
      (Gains) losses on disposals of equipment, property and leasehold
       Improvements...............................................................            409,000                     350,000
      Deferred facilities rent charges............................................            (56,000)                   (276,000)
      Amortization of deferred compensation.......................................             60,000                      60,000
      Unrealized foreign exchange (gains) losses..................................            223,000                     (88,000)
      Change in net assets and liabilities:
        Trade accounts receivable.................................................          5,515,000                  (5,981,000)
        Prepaid marketing expenses................................................          1,068,000                    (722,000)
        Prepaid expenses and other................................................            677,000                  (2,330,000)
        Income taxes..............................................................           (964,000)                  1,139,000
        Trade accounts payable....................................................         (5,144,000)                  6,826,000
        Deferred revenue..........................................................          4,824,000                   9,537,000
        Accrued liabilities.......................................................            244,000                    (103,000)
                                                                                      ---------------             ---------------
       Net cash provided by operating activities..................................         20,346,000                  21,647,000
                                                                                      ---------------             ---------------

Cash flows--investing activities:
  Purchases of equipment, property and leasehold improvements.....................         (7,899,000)                (18,030,000)
  Retirements of equipment, property and leasehold improvements...................            725,000                       4,000
  Proceeds from short-term interest-bearing investments held to maturity..........         19,947,000                  21,500,000
  Proceeds from short-term interest-bearing investments held for sale.............          5,100,000                          --
  Purchases of short-term interest-bearing investments:
    Investments held to maturity..................................................        (19,059,000)                (14,899,000)
    Investments held for sale.....................................................        (19,217,000)                 (1,100,000)
  Other, net......................................................................         (1,404,000)                 (2,148,000)
                                                                                      ---------------             ---------------
       Net cash used in investing activities......................................        (21,807,000)                (14,673,000)
                                                                                      ---------------             ---------------

Cash flows--financing activities:
  Principal payments of debt and capital leases...................................            (19,000)                   (223,000)
  Collections of stockholder notes................................................              4,000                      49,000
                                                                                      ---------------             ---------------
    Net cash provided by (used in) financing activities...........................            (15,000)                   (174,000)
                                                                                      ---------------             ---------------

Effects of exchange rates on cash.................................................           (257,000)                    156,000
                                                                                      ---------------             ---------------
Net increase (decrease) in cash and cash equivalents..............................         (1,733,000)                  6,956,000
Cash and cash equivalents at the beginning of the period..........................         32,441,000                  24,541,000
                                                                                      ---------------             ---------------
Cash and cash equivalents at the end of the period................................    $    30,708,000             $    31,497,000
                                                                                      ===============             ===============

Supplemental disclosures:
       Income taxes paid..........................................................    $     3,691,000             $     3,614,000
                                                                                      ===============             ===============
       Interest paid..............................................................    $         2,000             $        21,000
                                                                                      ===============             ===============


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

Note 2.  Computation of Net Income per Common share and Common Equivalent Share:
         ----------------------------------------------------------------------

     The Company adopted Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share" in fiscal 1998. Accordingly, the net income per common share and common equivalent share for fiscal 1997 has been restated to reflect the adoption of SFAS No. 128. The difference between the weighted average number of shares outstanding and the diluted shares outstanding is due to stock options. To calculate the number of diluted shares outstanding, the treasury stock method was used. For the three and nine month periods ended June 30, 1998, zero shares and 27,000 shares, respectively, were added to the weighted average number of shares outstanding. For the three and nine month periods ended June 30, 1997, 144,000 shares and 92,000 shares, respectively, were added to the weighted average number of shares outstanding.

Note 3.  Litigation:
         -----------

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    ----------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. B0193465), also
                       ------------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. And on August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 98-6384ABC), purportedly on behalf of persons who purchased the
--
Company's Common Stock between May 8, 1997 and May 13, 1998. Each of the complaints makes similar allegations of misrepresentations in certain public disclosures by the Company. Each complaint alleges that the named officers and directors concealed an alleged deterioration of its business in early 1997 and realized profits by trading their shares of Company Common Stock while in possession of the alleged material adverse information. Each complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' and other costs, interest, and other relief. On August 10, 1998, the Superior Court dismissed the Sarah case. Plaintiff has not indicated whether an appeal will be filed.

     While the Company has only been named in the federal suit, it has agreements with the officers and directors under which it is indemnifying them in each of these proceedings. The Company and the named officers and directors have indicated that they intend to defend themselves vigorously. The Company is unable to estimate the outcome of these matters or any potential liabilities it may incur. The Company expects to incur legal and other defense costs as a result of such proceedings in an amount which it cannot currently estimate. These proceedings could involve a substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts or could include terms in addition to such payments, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

Note 4.  Long-Term Interest-Bearing Investments
         --------------------------------------

     The Company's long-term interest-bearing investments of approximately $10,000,000 have been pledged as collateral securing the Company's obligations under a lease agreement for facilities in the United Kingdom. The Company may substitute a letter of credit of equal amount to release the investment. The required level of the cash collateral or letter of credit will decline in the future, if certain financial ratios have been met.

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

     During 1997, the Company expanded the breadth of its instructor-led training activities through the introduction of its Learning Solutions Division. The Learning Solutions Division provides custom developed training programs for larger clients who need to train large numbers of their IT professionals and end-users. The focus of this new division is on training that supports the roll-out and use of new organization-wide information systems, tools and applications. Its first program was for General Motors Corporation, and was largely completed in the first quarter of fiscal 1998. The Company is currently working on a smaller follow-on program with General Motors, which is expected to be completed in the fourth quarter of fiscal 1998, and is seeking additional contracts with other potential customers. Because this business depends upon obtaining a small number of large contracts, its revenues are inherently subject to fluctuation.

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


RESULTS OF OPERATIONS

     In the third fiscal quarter ended June 30, 1998, revenues increased by approximately $4.0 million or 9% to $47.9 million from $43.9 million for the corresponding quarter of the prior year. Income from operations for the quarter ended June 30, 1998 increased $645,000 or 17% to $4.3 million versus $3.7 million for the same quarter of fiscal 1997. Net income for the quarter ended June 30, 1998 increased $176,000 or 6% to $3.2 million versus $3.0 million for the quarter ended June 30, 1997.

     For the nine-month period ended June 30, 1998, revenues increased by $22.4 million or 19% to $138.1 million from $115.7 million for the nine months ended June 30, 1997. Income from operations for the nine months ended June 30, 1998, decreased $3.5 million or 30% to $8.2 million versus $11.7 million for the corresponding period of the prior year. Net income for the nine months ended June 30, 1998 decreased $2.7 million or 28% to $6.6 million versus $9.3 million for the corresponding period of the prior year.

     The growth of revenues in the third fiscal quarter was due, in large part, to an increase in the number of course participants in multi-day instructor-led courses to 29,520 in the quarter ended June 30, 1998 versus 26,069 participants in the corresponding quarter of the prior year. For the nine months ended June 30, 1998, the number of multi-day instructor-led course participants was 83,568 compared to 73,096 in the corresponding nine month period of the prior year.
The additional course participants are primarily attributable to increased marketing and sales expenditures and an increase in the net number of instructor-led course titles to 149 in the third quarter of fiscal 1998 compared to 127 in the same period a year earlier. While the number of course participants has grown over the prior year, the rate of growth has diminished over the last three quarters. Revenues for the nine-month period ended June 30, 1998 also reflect a 3% increase in average revenue per multi-day course participant, which resulted from increases in average course duration and prices. The increase in revenues also reflects the growth of revenues from the multimedia CBT product line. These increases in revenues were offset, in part, by a decrease in revenues produced by the Company's Learning Solutions Division under its contracts with General Motors to train General Motors' personnel and dealers on the use and support of a new proprietary information system, GM ACCESS, and by the elimination of revenues from the Power Seminars product line. The initial contract with General Motors, which ran from June 1997 to November 1997, was much larger than the follow-on contract, which began in February 1998 and is expected to be completed in July 1998.

     The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials, course equipment, freight, classroom facilities and refreshments. For multimedia CBT courses, cost of revenues primarily includes the costs of amortized development, manufacturing, distribution and support. For the three months ended June 30, 1998, the cost of revenues was 42.3% of revenues compared to 42.1% for the three months ended June 30, 1997. For the nine months ended June 30, 1998, the cost of revenues increased to 42.9% of revenues compared to 41.7% for the same period in fiscal 1997, largely because of lower gross margins in the Power Seminars and Learning Solutions product lines compared with the Company's traditional multi-day instructor-led courses and a decline in margins on certain multimedia CBT courses due to the amortization of development costs.

     For the third quarter of fiscal 1998, cost of revenues increased $1.8 million or 10% to $20.3 million from $18.5 million for the same quarter of fiscal 1997. For the nine months ended June 30, 1998, the Company's cost of revenues increased by $11.0 million or 23% to $59.3 million from $48.3 million for the corresponding period in the prior year. The increases in the cost of revenues compared to the same periods in the prior year, are primarily the result of a) the increased number of multi-day instructor-led course events and
b) the costs associated with the increased sales in the multimedia CBT product line. The number of multi-day instructor-led course events increased 13% in the quarter ended June 30, 1998 to 1,834 course events from 1,623 course events in the quarter ended June 30, 1997. For the nine month period ended June 30, 1998, the number of instructor-led course events increased 14% to 5,203 from 4,554 for the corresponding period in the prior year.

     Costs per multi-day instructor-led course event decreased approximately 1% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Costs per multi-day instructor-led course event have increased approximately 3% for the first nine months of fiscal 1998 compared to the corresponding period of the prior year, reflecting lower costs per event during the first quarter of fiscal 1997. The costs per event of classroom facilities, course equipment, and recruiting and training instructors have increased from the levels incurred in the first quarter of fiscal 1997. To control the costs of classroom facilities, the Company has increased its education center capacity in several locations. In January 1998, the Company opened a new, larger education center in Sweden and signed an agreement to lease a new education center in the United Kingdom which is anticipated to be operational in early fiscal 1999. In April 1998, the Company opened a new larger education center in Boston and in July 1998, the Company signed a lease for a larger education center in New York.

     Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. For the three months ended June 30, 1998, course development expenses were 6.3% of revenues compared to 7.4% for the three months ended June 30, 1997. For the nine months ended June 30, 1998, course development expenses were 6.5% of revenues compared to 6.9% for the same period in fiscal 1997. Course development expenses decreased by $230,000 or 7% to $3.0 million for the quarter ended June 30, 1998 versus $3.3 million in the quarter ended June 30, 1997. For the nine months ended June 30, 1998, course development expenses increased $902,000 or 11% to $8.9 million from $8.0 million for the corresponding period in the prior year. The reduction in course development expense during the third quarter of fiscal 1998, compared to a year ago, reflects, in part, the elimination of development costs associated with Power Seminars and the timing of costs for developing multi-day instructor-led courses, since such costs are expensed as incurred.

     The number of course titles reported in a given quarter reflects the net effect of the introduction of new titles and the retirement of old titles. New titles are added in the areas of evolving or growing technologies. Old titles are retired when the gross profit they generate is not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. Based upon the current trends in the introduction and evolution of technologies, the Company expects the number of its course titles to decline somewhat in the near term, but to remain relatively constant over the next year.

     During the first quarter of fiscal 1998, the Company introduced a new web-based engine for its multimedia CBT product line and is continuing to allocate resources to develop new features and capabilities for this engine. All new CBT titles are being developed using this evolving engine and resources are continuing to be allocated to adapt existing courses based on prior engines to the new web-based engine. Accordingly, the rates of introduction of new CBT titles in the first three quarters were, and the expected release rate of new courses in the next quarter is expected to be, less than during the fourth quarter of fiscal 1997 when 24 CBT titles were released. To date, the Company has released 113 multimedia CBT course titles.

     Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. For the three months ended June 30, 1998, sales and marketing expenses were 30.7% of revenues compared to 30.1% for the three months ended June 30, 1997. For the nine months ended June 30, 1998, sales and marketing expenses were 32.7% of revenues compared to 29.8% for the same period in fiscal 1997. Sales and marketing expenses increased $1.5 million or 11% to $14.7 million for the quarter ended June 30, 1998 versus $13.2 million for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, sales and marketing expenses increased $10.6 million or 31% to $45.1 million from $34.5 million for the corresponding period in the prior year. The increase in sales and marketing expenses occurred as a result of an increase in telemarketing and field sales staff and increased direct mail marketing. The decrease in the rate of growth in sales and marketing expenses during the third quarter of fiscal 1998 compared to the rate of growth in the first half of fiscal 1998 reflects the Company's decision to better match the level of such expenditures with the current slower growth rate of revenues. The Company expects to continue the reduced rate of spending in sales and marketing in the fourth quarter of fiscal 1998. The decision to reduce the growth rate of sales and marketing expenditures in upcoming quarters is subject to reevaluation from time to time based upon market conditions and other factors.

     General and administrative expenses increased $318,000 or 6% to $5.6 million for the quarter ended June 30, 1998 compared to $5.3 million in the same quarter of the prior year. For the nine months ended June 30, 1998, general and administrative expenses increased $3.4 million or 26% to $16.6 million from $13.2 million for the corresponding period in the prior year. The increase in general and administrative expenses reflects increases in information systems and other administrative staff and increases in facilities related costs over the prior year. For the three months ended June 30, 1998, general and administrative expenses were 11.7% of revenues compared to 12.0% for the three months ended June 30, 1997. As a percentage of revenue, these costs increased to 12.0% in the nine months ended June 30, 1998 from 11.4% in the corresponding period of the prior year.

     Other income (expense) is comprised of interest income, interest expense, foreign currency gains and losses and other. Other income decreased $378,000 to $535,000 for the quarter ended June 30, 1998 versus $913,000 for the corresponding quarter in the prior year. For the nine months ended June 30, 1998, other income decreased by $478,000 to $1.8 million from $2.3 million for the corresponding nine month period in the prior year. The decrease in net other income for the three months ended June 30, 1998, was primarily related to a provision for the write off of leasehold improvements in education center facilities in the United Kingdom which are being replaced by a new facility and foreign exchange losses. The decrease in net other income for the nine month period ended June 30, 1998 was primarily attributable to less interest income than in the prior year and foreign exchange losses.

     The provision for income taxes was $1.7 million for the third fiscal quarter ended June 30, 1998, compared to $1.6 million for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, the provision for income taxes decreased $1.4 million to $3.4 million from $4.8 million for the corresponding period in the prior year. The changes in the income tax provisions reflect the changes in taxable income.


BACKLOG

     At June 30, 1998, the Company had a backlog of orders for instructor-led courses in the amount of $29.8 million, which represented an 8% decrease compared to the backlog of $32.5 million at June 30, 1997. The decline in the backlog reflects the reduction in backlog associated with the Learning Solutions business, which has nearly completed its contract with GM, and the elimination of the Power Seminars business. These declines in the backlog were offset, only in part, by the growth in the multi-day instructor-led course backlog. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog will continue or that orders comprising the backlog will be realized as revenue.


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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and interest-bearing investments increased to $68.4 million at June 30, 1998 from $56.8 million at September 30, 1997, primarily as a result of cash provided by operations. For the nine months ended June 30, 1998, cash provided by operations was approximately $20.3 million compared to $21.6 million during the same period in the prior year. The decrease in cash provided by operations reflects the decrease in profits and a smaller increase in deferred revenues arising from prepaid multi-enrollment programs. These changes were offset in part by increased depreciation. As of June 30, 1998, the Company had a net working capital balance of $26.6 million.

     During the nine months ended June 30, 1998, the Company invested $7.9 million in equipment and facilities compared to $18.0 million in the same period of the prior year. The higher level of investment during the prior year was primarily related to the acquisition of additional course equipment to support the higher growth rate of course events at that time, to upgrade course equipment capabilities and to build-out education center and office facilities.

     In January 1998, the Company entered into a lease agreement for a large education center in the United Kingdom. The Company expects to begin executing courses in this new facility during the first fiscal quarter of 1999. The terms of the lease will require lease payments of approximately $4.3 million per annum and require a cash deposit to be pledged as collateral or letter of credit in the amount of approximately $10.0 million. Any cash deposit will bear interest to the Company and the required level of the cash deposit or letter of credit will decline if certain financial ratios have been met. The Company expects to purchase additional course equipment and to enter into leases for additional facilities in other existing course cities during fiscal 1998. However, other than the foregoing transaction, as of June 30, 1998, the Company had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.


YEAR 2000 COMPLIANCE

     The Year 2000 Compliance issue exists as a result of the use of two digit date fields, rather than four digit date fields, by many computer systems and software applications to define the applicable year. As the century changes, systems which are not Year 2000 Compliant will recognize the year 2000 as 1900, or not at all. The inability to recognize or properly treat the Year 2000 may cause systems to process financial and operational information incorrectly. The Company has assessed and continues to assess the impact of the Year 2000 Compliance issue on its operations. The Company believes, based upon its internal reviews, upgrades completed to date, and other factors, that there will be no interruption of its operations as a result of the Year 2000 issue. It is expected that the future internal and external costs to be incurred to make the Company's computer systems and software Year 2000 Compliant will not have a material effect on the Company's results of operations or financial position. Additionally, the computer software products sold by the Company are Year 2000 Compliant. However, there can be no assurance that the Company's customers or vendors will not be affected by the Year 2000 Compliance issue or that this will not affect the timing or amount of the Company's products and services customers purchase or vendors provide. Further, if all of the Company's computer systems and software are not properly upgraded to be Year 2000 compliant, the failure of its systems would have a material adverse effect on the Company's operations.

     Finally, certain commentators have indicated that they expect spending by companies on Year 2000 Compliance has and will reduce spending on IT training and on new software investment (another key factor in IT training needs) for the next year and a half. Although the Company cannot ascertain the exact impact of this issue on its revenues, the Company has noted a slowing in its growth rate over recent periods.


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

                          PART II - OTHER INFORMATION



Item 1:   LEGAL PROCEEDINGS


          On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al.,
                                                       ----------------------
          Case No. BC189499), purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. B0193465), also purportedly on
          -------------------------
          behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. And on August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v.
                                                                 -----------
          Learning Tree International et al., Case No. 98-6384ABC), purportedly
          ---------------------------------
          on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998. Each of the complaints makes similar allegations of misrepresentations in certain public disclosures by the Company. Each complaint alleges that the named officers and directors concealed an alleged deterioration of its business in early 1997 and realized profits by trading their shares of Company Common Stock while in possession of the alleged material adverse information. Each complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' and other costs, interest, and other relief. On August 10, 1998, the Superior Court dismissed the Sarah case. Plaintiff has not indicated whether an appeal will be filed.

          While the Company has only been named in the federal suit, it has agreements with such officers and directors under which it is indemnifying them in each of these proceedings. The Company and the named officers and directors have indicated that they intend to defend themselves vigorously. The Company is unable to estimate the outcome of these matters or any potential liabilities it may incur. The Company expects to incur legal and other defense costs as a result of such proceedings in an amount which it cannot currently estimate. These proceedings could involve a substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts or could include terms in addition to such payments, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.


Item 2:   CHANGES IN SECURITIES - Not Applicable


Item 3:   DEFAULTS UPON SENIOR SECURITIES - Not Applicable


Item 4:   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None


Item 5:   OTHER INFORMATION - Not Applicable


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               27.1 Financial Data Schedule

          b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LEARNING TREE INTERNATIONAL, INC.



Dated:  August 13, 1998                   By:  /s/ Gary R. Wright
                                               ---------------------------------
                                               Gary R. Wright
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)