Form 10-K405
period 1998-09-30
LEARNING TREE INTERNATIONAL INC
filed 1998-12-23
CIK 1002037

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

 The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of December 14, 1998, was $84,542,000. (Excludes 11,747,021 shares held by directors and officers of the Registrant since such persons may be deemed to be affiliates.)

 The number of shares of common stock, $.0001 par value, outstanding as of December 14, 1998, was 21,994,507 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.
-------------------------------------------------------------------------------

         LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                   ANNUAL REPORT ON FORM 10-K


                        TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                        Part I
Item  1.  Business...................................................................................   3
Item  2.  Properties.................................................................................  16
Item  3.  Legal Proceedings..........................................................................  17
Item  4.  Submission of Matters to a Vote of Security Holders........................................  18

                        Part II

Item  5.  Market for Registrant's Common Stock and Related Stockholder Matters.......................  19
Item  6.  Selected Consolidated Financial Data.......................................................  20
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  21
Item  8.  Financial Statements and Supplementary Data................................................  32
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......  50

                        Part III

Item 10.  Directors and Executive Officers of the Registrant.........................................  50
Item 11.  Executive Compensation.....................................................................  51
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................  51
Item 13.  Certain Relationships and Related Transactions.............................................  51

                        Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................  52
Signatures...........................................................................................  53


  Learning Tree, the Learning Tree and Professional Certification logos, EDUCATION IS OUR BUSINESS, EDUCATION YOU CAN TRUST, WE BRING EDUCATION TO LIFE, PRODUCTIVITY THROUGH EDUCATION, LearnTrack, Training Passport, Training Advantage, Alumni Gold, TRAINING YOU CAN TRUST, SkillsTree, ENHANCING PRODUCTIVITY Through Skills Development, TestTree, WE BRING LEARNING TO LIFE, learningtree.com, 800-THE-TREE, 800-LRN-TREE and 888-CBT-TREE are trademarks and service marks of the Company.

  In addition to the trademarks and service marks of the Company, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

                               PART I

ITEM 1.  BUSINESS

  Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of new courses and products, the impact of competition and downward pricing pressures, the effect of changing economic conditions, the Company's ability to attract and retain key management and other personnel, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties discussed herein and in the caption "Risk Factors" in the Company's Registration Statement on Form S-1 filed on September 20, 1996.

OVERVIEW

  Learning Tree International, Inc. ("Learning Tree" or the "Company"), is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management. The Company also tests and certifies IT professionals in 27 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education (the "ACE").

  During 1997, the Company expanded its instructor-led training activities through the introduction of its Learning Solutions program. The Learning Solutions program provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users. The focus of this program is on training that supports the roll-out and use of new organization-wide information systems, tools and applications. The first Learning Solutions program, for General Motors Corporation, was begun during fiscal 1997 and completed in the first quarter of fiscal 1998. A smaller follow-on program for General Motors was also completed during fiscal 1998. The Company is seeking additional Learning Solutions contracts with other potential customers. However, since this business is dependent upon obtaining a small number of large contracts, its revenues are inherently subject to fluctuation.

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

  During fiscal 1998, the Company began to provide its customers with a skills assessment service through its SkillsTree program. SkillsTree is a software package that identifies the skills necessary to perform IT functions and provides an organized, computer-based process for companies to assess the technical proficiency of their staff to perform current and future functions. Further, SkillsTree identifies areas where technical proficiency is lacking and specifies which Learning Tree courses could best provide the training necessary to meet the customers' training needs at individual, departmental and enterprise levels.

  In 1997, the Company introduced the "Power Seminars" product line which were multi-day conferences consisting of a number of 1-day, multimedia lecture-style seminars in key information technologies. In November 1997, the Company announced that it was retiring its Power Seminars product line as of the end of the first quarter of fiscal 1998.

  The Company is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, the Company does not depend on government appropriations for those programs and is not subject to certain governmental regulations.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

  The market for IT training is driven by technological change as applications evolve and the applications of technology expand. During periods of rapid technological change, organizations may find themselves hampered in their ability to exploit the latest information technologies because their IT professionals lack up-to-date knowledge and skills. Most organizations address this challenge by retraining their existing IT professionals and training new IT professionals as they are hired. An International Data Corporation ("IDC") study estimates that the 1997 worldwide market for all IT training was $18.6 billion. The training of IT professionals, such as programmers, analysts, and engineers, represents the majority of the market for IT training.

  The market for training IT professionals is further influenced by several factors. These factors include: (i) the introduction and evolution of new client/server hardware, software and networking technologies; (ii) the proliferation of Internet and intranet applications; (iii) the proliferation of computers and networks throughout all levels of organizations; (iv) the shift from legacy mainframe systems to new client/server technologies; and (v) periodic corporate downsizing, resulting in increased training requirements for employees who must perform new job functions or multiple job tasks that require knowledge of varied software applications and technologies. Furthermore, since many businesses use hardware and software products provided by a variety of vendors, their IT professionals require training on an increasing number of products and technologies which apply across vendors, platforms and operating systems.

  While much of the training for IT professionals continues to be provided by internal training departments, many organizations have expanded their use of external training providers due to the lack of internal trainers experienced in the latest technologies, the cost of developing and maintaining internal training courses in rapidly evolving technologies or corporate downsizing and reorganizing and reallocation of resources. The choice of training delivery formats and providers generally is made by individual IT professionals or their immediate managers, even in large organizations. When choosing an IT training provider, IT professionals and their managers seek a provider who can respond to demanding requirements, including: (i) high quality training; (ii) course titles that cover a broad range of topics and skill levels; (iii) the ability to deliver an integrated training program through multiple delivery formats; (iv) the willingness and ability to tailor the training to the customer's particular needs; (v) timeliness of the delivery of course events; (vi) qualified, technically current instructors; (vii) the willingness to deliver training at convenient locations, including the customer's business site; (viii) course titles covering areas undergoing rapid technological change; (ix) an effective training methodology, which delivers the maximum amount of practical information in the minimum amount of time; (x)training which is vendor-independent; (xi) the ability to provide testing and certification of technical competency; (xii) the ability to deliver training on a global basis; and (xiii) the ability to assist customers in assessing their IT skills and formulating training plans to bridge skills gaps.

  IT training is primarily delivered by classroom instructors, video, computer-based training and printed means. According to IDC, instructor-led classroom training continues to dominate the worldwide IT training market comprising approximately 78% of the market. The Company believes that instructor-led training will continue to dominate the market because course participants value the personalized interaction and problem-solving with their instructor and fellow participants concerning their specific projects and applications as well as the insulation from workplace interruptions afforded by classroom instruction. However, the use of technology-based IT education and training formats such as multimedia CBT desktop-based training and intranet/Internet training are gaining acceptance in the IT training market.

THE LEARNING TREE APPROACH

  The Company develops, markets and delivers proprietary course titles covering a broad range of topics that it believes are designed to meet the continually evolving training needs of IT professionals worldwide. The Company develops course titles in an instructor-led format and in a multimedia CBT format.

  The Company's instructor-led course events take place at the Company's Education Centers, in hotel and conference facilities, and at customer sites. As of September 30, 1998, Learning Tree had 149 multi-day instructor-led course titles. These course titles are regularly presented worldwide and cover IT topics such as client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology, IT management and related topics.

  The Company's training services provide participants with skills and knowledge that they can immediately apply in their jobs. The instructor-led course events include extensive hands-on, interactive exercises using networked classroom computers. Learning Tree's multi-day course events typically deliver the equivalent of two semester hours of college credit in an intensive four-day format, thus minimizing participants' time away from the job.

  As of September 30, 1998, the Company had 820 course instructors. These instructors are IT professionals possessing expert knowledge and practical experience. They work in a variety of industries applying the IT skills and knowledge that are the subjects of the courses they teach. On average, they teach approximately eight to nine Learning Tree course events each year on an "as needed" basis.

  Learning Tree places particular emphasis on the quality of its course offerings. The Company employs a course development process which is designed to ensure that each course title represents multiple points of view concerning the application of the technology, provides information on different uses of the technology throughout the world, and provides training that is relevant to course participants working in diverse applications in a broad range of industries. Learning Tree also maintains a centralized and ongoing program of updating its proprietary course titles to maintain the quality and relevance of its courses. The Company tailors its instructor-led courses for customer-site presentation as appropriate, and the Company's instructors further adapt the course material to participants' needs based on feedback received in the classroom.

  Learning Tree meets customer demands for scheduling flexibility by holding course events frequently at multiple locations around the world and by delivering customer-site course events as required on short notice. The Company believes that it has the resources to provide a rapid and flexible response to its customers' needs by utilizing its large team of instructors, its course development and customization processes, its team of customer support specialists, its logistics team and its hundreds of classroom computer workstations. In fiscal 1998, Learning Tree presented over 7,000 multi-day course events worldwide.

  The Company tests and certifies IT professionals in 27 IT job functions. Since this program's inception in 1993, over 110,000 participants have completed one or more certification examinations. In addition, the ACE recommends Learning Tree course events for college credit to more than 1,500 North American universities and colleges. See "Business--Learning Tree's Products." In the United Kingdom, participation in some Learning Tree course events may be applied toward post-graduate level university credit.

  During fiscal 1998, the Company began to provide its customers with a skills assessment service through its SkillsTree program. SkillsTree is a software package that identifies the skills necessary to perform IT functions and provides an organized, computer-based process for companies to assess the technical proficiency of their staff to perform current and future functions. Further, SkillsTree identifies areas where technical proficiency is lacking and specifies which Learning Tree courses could best provide the training necessary to meet the customers' training needs at individual, departmental and enterprise levels.

  In response to the decentralized nature of IT training decision making, the Company has developed a sophisticated direct mail marketing and telemarketing capability, which it supplements by direct sales to corporations and government organizations. The Company's direct mail marketing utilizes its proprietary list of over 1,600,000 IT professionals and managers as well as rented lists. This capability enables the Company to reach individual professionals and managers in larger organizations and provides a cost-effective channel to reach IT personnel in smaller organizations as well. The Company also uses its Internet Web site

(http://www.learningtree.com) to market and communicate with prospective participants. (Note: Information contained in the Company's web site shall not be deemed to be part of this Annual Report on Form 10-K).

  In addition to its instructor-led business, the Company introduced a line of multimedia CBT course titles in 1996. During fiscal 1998, the Company expanded its multimedia CBT library and as of September 30, 1998, had developed 114 multimedia CBT course titles. The Company's multimedia CBT courses can be delivered to the workstation either by CD-ROM or over a customer's local area or wide area network. The content and instructional design of the Company's multimedia CBT course titles capitalize on its library of classroom course content.

LEARNING TREE'S STRATEGY

  The Company's objective is to strengthen its position as one of the leading providers of IT training worldwide. To achieve this goal, the Company employs the following key long-term strategies:

  Continue Development of its Library of Proprietary Instructor-led Course Titles. The Company intends to continue developing additional course titles and certification programs in order to increase sales to its existing customer base and to attract new customers. The Company expanded its multi-day course library from 72 titles at September 30, 1994 to 149 titles as of September 30, 1998. The increase in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. Based upon the current trends in the introduction and evolution of technologies, the Company expects the number of its course titles to decline somewhat in the first two quarters of fiscal 1999 and then to grow modestly over the remainder of next year. However, there can be no assurance that the Company will develop more titles than it retires in any period.

  Provide Flexible Training Solutions. The Company intends to continue its strategy of providing training when, where and in the manner desired by the customer. Participants can attend any of Learning Tree's 149 multi-day courses which, on average, are presented approximately once per week around the world. The Company also presents standard or customized courses on demand at its customers' facilities. Through the Learning Solutions program, customized courses are offered to customers whenever and wherever they desire. In addition, the Company offers its own line of multimedia CBT courses which allow users the flexibility of learning at their own desktop or on notebook computers.

  Multimedia CBT Course Titles. Learning Tree is leveraging its highly interactive instructor-led educational model through the development of its line of multimedia CBT courses. The Company believes that it can leverage its existing instructor-led course business by (i) developing its multimedia CBT courses based upon the content of its hands-on classroom courses, (ii) "piggybacking" the marketing and sales of its multimedia CBT products on its existing marketing and sales programs, and (iii) providing its customers with the flexibility to tailor a cost-effective combination of multimedia CBT and classroom training to meet their needs. The Company also intends to continue to explore the delivery of its multimedia CBT courses via on-line computer services and over the Internet.

  Integrated Marketing and Sales Programs. The Company uses an integrated strategy of marketing both to individual IT professionals through its extensive direct mail marketing and Internet capability and to their employers through its direct sales force. These efforts are supplemented by its telemarketing sales force. In response to the changes in the current and expected rate of growth in course participants, the Company has and plans to continue to adjust the size of the direct mailing campaigns. Generally, the Company intends to increase its marketing and development activities more rapidly when it expects rapid growth of the market and reduce the rate of increase in such activities when it expects slower market growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of changes in sales and marketing expenses during fiscal 1998.

  Build Continuing Relationships. The Company seeks to build continuing relationships both with its individual course participants and its corporate customers. The Company stimulates demand for its course events by motivating individual IT professionals to purchase a series of course events through its Training Passport, Professional Certification and College Credit Programs. In addition to increasing revenues directly, the long-term relationships built by these programs encourage participants to recommend the Company's course events to their colleagues. The Company also seeks to create ongoing relationships with its largest U.S. and international customers through the provision of its new SkillsTree skills assessment services and through the Training Advantage Program. The annually renewable Training Advantage agreements allow all the employees of Training Advantage customers to receive training and special services at negotiated prices.

  Leverage International Operations. The Company maintains offices and education centers in six countries outside the United States, and in fiscal 1998 presented course events at its education centers and third-party and customer sites in a total of 26 countries. In fiscal 1998, international revenues represented approximately 47% of the Company's revenues. Learning Tree intends, on an ongoing basis, to seek ways to expand its international operations and expects that revenues derived from international sources will continue to account for a significant portion of its revenues. The Company's centrally-developed course titles currently are translated into French, Swedish and Japanese and sold through its operations in Great Britain, France, Canada, Sweden, Japan and Hong Kong to customers in those and other countries. The Company intends to open Education Centers in additional territories as justified by local demand. Inherent risks represented by the Company's international operations include currency fluctuations, potential difficulties in translating course subject matter into foreign languages, varying political and economic conditions, unanticipated changes in regulation, trade barriers, staffing problems, adverse tax consequences and potential costs associated with expansion into new territories. There can be no assurance that such factors will not have a material adverse effect on the Company in the future.

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

  Instructor-led Courses. Learning Tree strives to build job-related training paths by developing a sequence of course titles that create cohesive programs which impart the skills and knowledge required to perform key IT job functions. Each job-related training path is comprised of course titles that proceed from introductory to advanced, and cover the breadth and depth of skills and knowledge required for a particular job. At September 30, 1998, Learning Tree's multi-day course library included 149 proprietary course titles comprising over 3,400 hours of classroom instruction. This course library is recommended for over 260 semester hours of undergraduate and graduate level college credit in information systems by the ACE. In the Company's experience, the final decision of each college or university to grant or deny credit for the Company's courses as recommended by the ACE is made on a case-by-case basis, taking into account a variety of factors such as the academic standing of the student making the request, the requirements of the particular degree program and limits on the number of credits that may be obtained outside of the college or university. Subject to these rules generally applicable to transfer credits, the Company believes that its course participants have generally been granted credit upon application.

  The following chart presents the Company's 149 proprietary multi-day course titles and the number of training days for each title as of September 30, 1998:


CURRICULUM             DAYS            COURSES
----------             -----           -------
Client/Server            4   Introduction to Open Systems
                         4   Introduction to Client/Server Computing
                         4   Distributing Data in Client/Server Systems
                         4   Client/Server Application Development--Hands-On

CURRICULUM             DAYS            COURSES
----------             -----           -------
 Client/Server (cont.)    4      Client/Server Systems: Analysis and Design
                          4      Managing and Supporting Client/Server Systems--Hands-On
------------------------------------------------------------------------------------------
Intranet/Internet
  Technologies            4      Internet and System Security
                          4      Deploying Internet and Intranet Firewalls--Hands-On
                          4      Internet for Business Applications--Hands-On
                          4      Internet E-Mail with UNIX Sendmail--Hands-On
                          4      Developing a Web Site--Hands-On
                          4      Java Programming--Hands-On
                          4      Advanced Java Programming--Hands-On
                          4      Java for Multimedia Applications Development--Hands-On
                          4      Developing an Intranet Site--Hands-On
                          4      Netscape Servers for Intranet/Internet Development--Hands-On
                          4      Visual J++ - Hands-On
                          4      Designing and Building Great Web Content--Hands-On
                          4      Implementing Web Security--Hands-On
                          4      Developing Electronic Commerce Applications with Java--Hands-On
                          4      Java for C++ Programmers--Hands-On
                          4      Visual Cafe for Java Development--Hands-On
--------------------------------------------------------------------------------
Windows                   4      Windows Networking--Hands-On
                          5      Windows 95 Support and Networking--Hands-On
                          5      Windows NT 4.0 Workstation and Server--Hands-On
                          5      Windows NT Optimization and Troubleshooting--Hands-On
                          4      Integrating Microsoft Office 97--Hands-On
                          4      TCP/IP Internetworking on Windows NT--Hands-On
                          4      Microsoft System Management Server--Hands-On
                          4      Microsoft Exchange--Hands-On
                          4      UNIX and Windows NT Integration--Hands-On
                          5      Implementing Windows NT Security--Hands-On
                          4      Microsoft Site Server--Hands-On
                          4      Microsoft Exchange 5 Server Administration--Hands-On
                          4      Microsoft Internet Information Server--Hands-On
                          4      Microsoft SQL Server Introduction--Hands-On
                          5      Microsoft SQL Server System Administration--Hands-On
                          4      Developing SQL Server Applications with Visual Basic 5--Hands-On
                          4      Optimizing SQL Server Database and Application Performance--Hands-On
                          2      Windows NT 5 Fast Start: A Comprehensive Introduction
                          5      Managing Windows 98 Systems & Networks--Hands-On
----------------------------------------------------------------------------------
Local Area Networks       4      Local Area Networks
                          4      PC Networking--Hands-On
                          4      LAN Troubleshooting--Hands-On
                          4      High-Performance Cabling Systems
                          4      High-Performance Ethernet--Hands-On
                          4      Fast LAN Technologies
----------------------------------------------------------------------------------
NetWare                   5      NetWare 4.x Administration--Hands-On
----------------------------------------------------------------------------------
Wide Area Networks        4      Introduction to Datacomm and Networks
                          4      Computer Network Architectures and Protocols
                          4      X.25--Hands-On
                          4      Wide Area Networks Troubleshooting--Hands-On
                          4      SNMP--Hands-On
----------------------------------------------------------------------------------
Internetworking           4      Internetworking: Bridges and Routers
                          4      Data Network Design and Optimization
                          4      Routers--Hands-On
                          4      Cisco Routers: A Comprehensive Introduction--Hands-On
                          4      Configuring Cisco Routers: Advanced Workshop--Hands-On
                          4      Migrating to IPv6--Hands-On
                          4      Introduction to TCP/IP--Hands-On
                          4      Internetworking with TCP/IP--Hands-On
                          4      Troubleshooting Cisco Router Internetworks--Hands-On
--------------------------------------------------------------------------------
Operating Systems         4      X Window System Programming--Hands-On
                          4      TCP/IP Programming--Hands-On
                          4      UNIX Programming--Hands-On
                          4      UNIX--Hands-On
                          4      UNIX Tools and Utilities--Hands-On
                          4      UNIX System and Network Security--Hands-On
                          4      UNIX Workstation Administration--Hands-On
                          4      UNIX Server Administration--Hands-On
                          4      KornShell Programming--Hands-On
                          4      Implementing Linux--Hands-On
--------------------------------------------------------------------------------

CURRICULUM         DAYS         COURSES
----------
Telecommunications 4      Telecommunications and Wide Area Networking
                   4      ISDN for Data Communications--Hands-On
                   4      Introduction to ISDN
                   4      Implementing Computer Telephony Integration
                   4      Wireless Networks
                   4      High-Speed Wide Area Networks
                   4      Implementing Fiber-Optic Communications
                   4      Defense Message System (DMS): A Comprehensive Introduction
                   3      Utilizing Frame Relay Networks
                   3      Deploying T1 and T3 Services
                   3      Implementing ATM
--------------------------------------------------------------------------------
Database Systems   4      Relational Databases
                   5      Building a Data Warehouse--Hands-On
                   5      Oracle7--Hands-On
                   5      Oracle7 for Database Administrators--Hands-On
                   3      Oracle7 for Application Developers--Hands-On
                   2      Tuning Oracle7 Applications--Hands-On
                   3      Complex SQL Queries--Hands-On
                   4      PowerBuilder 5 and Oracle 7--Hands-On
                   5      Oracle Developer/2000--Hands-On
                   4      Building Oracle WebServer Applications--Hands-On
                   4      Lotus Notes Application Development--Hands-On
                   4      Lotus Notes System Administration--Hands-On
                   4      Lotus Notes R4.5 A Comprehensive Introduction--Hands-On
                   4      Lotus Domino Website Development--Hands-On
                   5      Oracle Designer/2000--Hands-On
                   5      Exploiting the New Features of Oracle 8--Hands-On
                   5      Oracle 8 Applications Development and Tuning--Hands-On
                   5      Oracle 8 Database Administration--Hands-On
                   5      Oracle 8 A Comprehensive Introduction--Hands-On
--------------------------------------------------------------------------------
PC Support         4      PC Configuration and Troubleshooting--Hands-On
                   4      Advanced PC Configuration--Hands-On
--------------------------------------------------------------------------------
Graphical User
Interfaces and
Programming        4      Windows Programming--Hands-On
                   5      Visual C++--Hands-On
                   4      Introduction to Programming--Hands-On
                   4      Advanced Windows Programming With MFC--Hands-On
                   4      Porting Applications from UNIX to Windows NT--Hands-On
                   4      Windows Open Services Architecture--Hands-On
                   4      Visual Basic--Hands-On
                   4      Microsoft Access--Hands-On
                   4      Microsoft Access Programming--Hands-On
                   4      PowerBuilder--Hands-On
                   4      Perl Programming--Hands-On
                   5      Visual Basic 4 for Enterprise Applications--Hands-On
                   4      Visual FoxPro Applications Development--Hands-On
                   4      C Programming--Hands-On
                   4      C Advanced Programming--Hands-On
                   4      C++ Object-Oriented Programming--Hands-On
                   4      Advanced C++ Programming--Hands-On
                   4      C++ for Non-C Programmers--Hands-On
                   4      Cobol Programming--Hands-On
                   4      Programming Office 97 Applications--Hands-On
                   4      Developing Windows CE Applications with Visual C++--Hands-On
                   4      Win32 Systems and Network Programming--Hands-On
                   4      FrontPage 98 Web Site Development--Hands-On
                   4      Enterprise Web Development with Active Server Pages--Hands-On
                   4      COM and ActiveX Programming with C++--Hands-On
                   4      Microsoft Transaction Server--Hands-On
                   4      Introduction to Visual InterDev--Hands-On
                   4      Exploiting the Advanced Features of MFC--Hands-On
                   4      Visual C++ and MFC for C++ Programmers--Hands-On
--------------------------------------------------------------------------------
Software
 Development
 Methods           5      Object-Oriented Analysis and Design
                   4      Introduction to Object Technology
                   3      Implementing the Year 2000 Conversion--Hands-On
                   4      Software Quality Assurance
                   4      Identifying User Requirements
                   4      Practical Software Testing Methods
                   4      Software Systems Analysis and Design

CURRICULUM                DAYS             COURSES
----------                ----             -------
Software Development
 Methods (cont.)          4      Software Project Planning and Management
                          4      Software Configuration Management
---------------------------------------------------------------------------
IT Soft Skills            4      Business Process Re-engineering
                          4      Effective Skills for Technical Managers
                          3      Effective Communication Skills for IT Professionals
                          3      Teambuilding Skills for IT Professionals
                          4      Project Management--Hands-On
                          4      Influence Skills
                          3      Microsoft Project--Hands-On

  The Company also tailors the content of the foregoing courses for presentation at customer sites to cover particular topics and applications requested by the customer. Further, through its Learning Solutions program, custom course titles are developed for its clients. Learning Tree typically provides all of the software, hardware and networking systems required for use in customer-site courses.

  The Company presents its classroom courses at Learning Tree Education Centers in Boston, Los Angeles, New York, Washington D.C., Toronto, Ottawa, London, Paris and Stockholm, as well as in rented hotel or conference centers in other cities worldwide. The Company's Education Centers include 100 classrooms, as of September 30, 1998, that have been custom-designed to accommodate the technical demands of Learning Tree's computer-based courses, including electronic projection of computer screens, local area networks within the classroom and multimedia presentation capability.

  Multimedia CBT Courses. Learning Tree has expanded its line of multimedia CBT course titles which are based on the interactive content of its computer-based classroom courses. The Company uses the hands-on exercises from its classroom courses, its accumulated experience with course participants and its large instructor team as subject matter experts to support the development of multimedia CBT products. The Company designed its multimedia CBT courses to be interactive using a common interface across all course titles. In addition, the Company structures its multimedia CBT courses to complement its classroom-based offerings, thereby providing IT professionals with the flexibility to learn and reinforce a given set of skills and knowledge, from introductory to advanced levels, through a combination of multimedia CBT and hands-on classroom-based training. The Company's multimedia CBT courses are delivered to the workstation either by CD-ROM or over the customer's local area network.

  The Company has also developed LearnTrack, a CBT management software package that provides training administrators with the capability to install and distribute Learning Tree CBT courses, enroll participants in the courses, monitor usage and print reports on course utilization, learner progress and course completion.

  The Company began the initial marketing of its multimedia CBT product line in January 1996. The number of new titles which the Company will produce and their delivery dates are subject to a number of factors such as the hiring and training of staff, perceived customer demand, continued refinements in the development and production process and the availability of subject matter experts who are also responsible for developing and teaching the Company's instructor-led courses. The following chart presents the Company's 114 multimedia CBT course titles as of September 30, 1998:

CURRICULUM                        COURSES
----------                        -------
Client/Server           Client/Server Concepts and Architecture
                        Client/Server Connectivity and Implementation
                        Internet Technologies for Client/Server
                        Client/Server Analysis and Design
                        Client Server Middleware Technologies
--------------------------------------------------------------------------------
Intranet/Internet
 Technologies           Using the Internet and Intranets
                        Internet and System Security
                        Internet and Network Security
                        Developing a Web Site
                        Configuring and Securing IIS Web Services
                        Web Server Programming and DBMS Interface
                        Introduction to Java Programming

CURRICULUM                  COURSES
----------                  -------
Intranet/Internet
Technologies (cont.)    Java Database Programming with JDBC
                        Introduction to Programming in Visual J++
--------------------------------------------------------------------------------
Local Area Networks     Local Area Networks
                        Connecting LANs into an Enterprise Network
                        Introduction to PC Networking
                        PC Networking with Netware
                        LAN Troubleshooting
                        Improving LAN Performance
--------------------------------------------------------------------------------
Wide Area Networks      Introduction to Datacomm and Networks
                        Introduction to SNMP
                        Using SNMP to Manage Networks
--------------------------------------------------------------------------------
Internetworking         Introduction to Internetworking
                        Internetworking with Routers
                        Introduction to TCP/IP
                        Configuring TCP/IP Networks
                        OSPF Planning & Design
--------------------------------------------------------------------------------
Microsoft Windows and
 Windows NT             Introduction to Windows NT 4
                        Administering Windows NT 4
                        Windows NT 4 Server Management
                        Windows NT 4 Policies, Profiles and Registry
                        Introduction to TCP/IP on Windows NT 4
                        Implementing TCP/IP on Windows NT 4
                        Configuring TCP/IP on Windows NT 4
                        Introduction to Windows NT 4 Optimization
                        Windows NT4 Monitoring and Planning
                        Windows NT4 Enterprise Optimization
                        Windows NT 4 Data Integrity
                        Installing and Using Windows 95
                        Networking with Windows 95
                        Systems Management Server
                        SQL Server 6.5 Using Transact-SQL
                        SQL Server 6.5 Stored Procedures and Triggers
                        SQL Server 6.5 Installation and Configuration
                        Introduction to Microsoft Exchange 5
                        Automation Capabilities of Microsoft Exchange 5
                        Messaging Systems in Microsoft Exchange 5
                        Windows NT4 and UNIX Integration
                        Introduction to Windows NT 4 Security
                        Introduction to Exchange 5 Server Administration
--------------------------------------------------------------------------------
Graphical User
 Interfaces and
 Programming            Introduction to C++ for Non-C Programmers
                        C++ Classes and Inheritance
                        C++ Power Programming
                        Windows Programming with Visual C++ and MFC
                        User Interfaces with Visual C++ and MFC
                        Visual C++ and MFC: Controls, Forms and ODBC
                        Introduction to Visual Basic 4
                        Visual Basic 4 Applications Development
                        Introduction to Visual Basic 5
                        Visual Basic 5 Applications Development
                        Access Application Development
                        Access 7 Applications Using VBA
                        C Programming: Building Blocks
                        C Programming: Loops, Pointers, and Arrays
                        Developing Components with Visual Basic 5
                        Database Applications with Visual Basic 5
--------------------------------------------------------------------------------
Software Development
 Methods                Introduction to Object-Oriented Analysis
                        Object-Oriented Design
--------------------------------------------------------------------------------
Operating Systems       Introduction to UNIX
                        UNIX Files, Directories, & Documentation
                        Introduction to UNIX Korn Shell
                        Introduction to UNIX Filters and Shell Programming
                        UNIX Tools and Editors
                        Using Filters and Writing Shell Scripts

CURRICULUM                   COURSES
----------                   -------
Operating Systems       Unix Development: Perl, Tcl/Tk, SCCS/RCS
                        UNIX Workstation Installation
                        UNIX Workstation User Services
                        UNIX Server Administration: Network Services
                        UNIX Server Administration: Server Management
--------------------------------------------------------------------------------
Telecommunications      ISDN for Data Networks
                        ISDN for Telecommunications
                        Fundamentals of WAN Telecommunications
                        Frame Relay and SMDS
                        ATM Networks
                        SONET/SDH and B-ISDN for WANs
--------------------------------------------------------------------------------
Database Systems        Relational Databases: A Comprehensive Introduction
Introduction            Relational Databases: Analysis and Design
                        Oracle7 SQL
                        Building an Oracle7 Database
                        Oracle7 PL/SQL
                        Oracle7 Database Administration
                        Oracle7 Database Resources
                        Oracle7 Database Backup and Recovery
                        Oracle7 Database Tuning
                        Oracle7 Server Programming
                        Oracle7 Server Development Techniques
                        Oracle7 Application Tuning
                        Oracle7 Query Optimization
                        Advanced Queries for Oracle7
                        Developer/2000 Forms
                        Developer/2000 Advanced Forms
                        Developer/2000 Reports
                        Developer/2000 Graphics
                        Building Developer/2000 Applications
                        Introduction to Oracle WebServer
                        Integrating Web Sites with Oracle Databases
                        Integrating Java with Oracle WebServer
                        Oracle8: Introduction to Object-Relational Features
--------------------------------------------------------------------------------
PC Support              PC Configuration and Troubleshooting
                        PC Diagnostics
                        Configuring PC Devices
                        PC Disk and Data Recovery
                        PC Optimization Tools and Techniques

  Skills Assessment Services. During fiscal 1998, the Company began to provide its customers with a skills assessment service through its SkillsTree program. SkillsTree is a software package that identifies the skills necessary to perform IT functions and provides an organized, computer-based process for companies to assess the technical proficiency of their staff to perform current and future functions. Further, SkillsTree identifies areas where technical proficiency is lacking and specifies which Learning Tree courses could best provide the training necessary to meet the customers' training needs at the individual, departmental and enterprise levels.

DEVELOPMENT OF COURSES

  Instructor-Led Courses. Learning Tree endeavors to identify and develop course titles that satisfy market demand. Learning Tree seeks to accomplish this by (i) building close working relationships with the development groups of leading IT vendors in order to obtain information on upcoming products, (ii) canvassing its expert instructors to identify general market trends and specific topics within existing course titles that can be expanded to serve as new courses, (iii) holding discussions with its customers to determine their upcoming project plans and training requirements, and (iv) conducting market surveys of the Company's course participants. Moreover, the members of executive management of the Company have strong IT educational and professional backgrounds and stay closely involved with the course selection and development process. See "Management-- Executive Officers and Directors."

  Each Learning Tree course title is developed by a team comprised of a product manager who manages the project and instructional design process, a product marketing manager, and several subject matter experts who generally are selected from the Learning Tree author and instructor team. Learning Tree endeavors to select a group of experts from different countries and industries and with complementary applications backgrounds. The Company believes that its use of a team of experts provides multiple points of view concerning the application of the subject technology, information on different uses of that technology throughout the world and training that is relevant to course participants working in diverse applications in a broad range of industries worldwide. The result is a set of proprietary course materials and several hundred pages of presentation graphics for each course. To ensure its courses meet the needs of the market place and provide a high quality of instruction, the Company requests that each course participant complete an evaluation of the course content and the instructor. Learning Tree course titles are updated regularly to incorporate new technology and to improve their educational effectiveness. Learning Tree courses currently are translated into French, Japanese and Swedish and are taught by nationals in the local language in the Company's United States, Canadian, United Kingdom, French, Swedish, Japanese and Hong Kong subsidiaries.

  The Company's development of new course titles, or enhancements to existing course titles, must anticipate and keep pace with the introduction in the marketplace of new hardware, software and networking technologies. The need to respond to technological changes may require the Company to make substantial, unanticipated expenditures in order to develop new course titles and acquire additional equipment in order to deliver such new course titles. There can be no assurance that the Company will be able to respond successfully to technological change. If, because of financial, technological or other constraints, the Company could not adequately anticipate or respond to changes in computer platforms, customer preferences and/or software technology, the Company's business and results of operations would be materially adversely affected.

  Multimedia CBT Courses. Learning Tree develops each multimedia CBT title using its internal staff of project managers, instructional designers, programmers, computer graphic artists, multimedia producers and testing personnel. The Company develops its multimedia CBT courses based upon the proprietary content of its hands-on, instructor-led courses and uses subject matter experts selected from the Learning Tree instructor team as its CBT course authors. The Company believes that this approach for developing its multimedia CBT courses enhances the technical content, structure and educational benefit of its CBT products.

LEARNING TREE INSTRUCTORS

  The Company believes that its instructors are vital to its success. Learning Tree instructors work either full-time for other companies or as independent consultants in a variety of industries applying the IT skills and knowledge that are the subjects of the courses they teach. On average, the Company's instructors teach eight to nine Learning Tree courses each year as needed. At September 30, 1998, the Company had 820 instructors.

  The Company's future success will also depend on its ability to attract and retain highly-skilled instructors. Each Learning Tree subsidiary has an Instructor Relations Department to recruit, train, coach and manage its instructor team. The Company identifies new instructor candidates primarily through referrals from its existing instructors. Instructor candidates undergo a technical evaluation prior to participating in Learning Tree's proprietary instructor training program. The Company believes that its instructor force is relatively stable, and its recruitment and training program focuses primarily on expanding the Company's instructor staff during periods of growing market demand and to accommodate new technologies. There can be no assurance that the Company will be successful in these recruitment and training efforts.

CUSTOMERS

  Learning Tree has developed a broad customer base focusing on Fortune 1000-level companies and their international equivalents and government organizations worldwide. In fiscal 1998, the Company trained over 113,000 multi-day course participants who were employed by over 14,000 organizations. In fiscal 1998, the Company derived approximately 53% of its revenues in the United States and 47% of its revenues internationally.

  The Company's customers generally operate in the computer, communications, electronics, systems integration, finance, aerospace, military, manufacturing and energy sectors, and a number of the customers are government organizations. The Company had over 200 customers worldwide that purchased over $100,000 of Learning

Tree training in fiscal 1998. Generally, each customer purchased this training throughout the year in individual purchase decisions ranging from $2,000 to $20,000 rather than through a single contract. No customer accounted for 10% or more of the Company's fiscal 1998 revenues.

MARKETING AND SALES

  Direct Mail Marketing and Advertising. Learning Tree markets its courses primarily through direct mail marketing to its proprietary mail list of over 1,600,000 individuals (including course participants, their immediate supervisors, department managers, training managers and other people who have inquired about the Company's courses) as well as to rented mailing lists of IT professionals. The Company has leveraged its direct mail program by including promotional materials for its multimedia CBT product line in its mailing package. The Company also advertises in industry trade magazines and periodicals.

  The Company believes that it achieves economies of scale by producing its marketing materials centrally. Its centralized marketing department develops the Company's catalogs, brochures and advertisements using color desktop publishing and electronic pre-press technology. This in-house capability enables the Company to make quick improvements to its marketing materials in order to feature the latest technological developments and address market opportunities in a timely manner.

  The Company has built a strong brand image through the frequent and prominent use of its trademarks in its marketing materials and course materials. These trademarks include the Learning Tree and professional certification logos, its name, and its trademarks, including EDUCATION IS OUR BUSINESS, EDUCATION YOU CAN TRUST, WE BRING EDUCATION TO LIFE, PRODUCTIVITY THROUGH EDUCATION, Alumni Gold, TRAINING YOU CAN TRUST, SkillsTree, ENHANCING PRODUCTIVITY Through Skill Development, TestTree, WE BRING LEARNING TO LIFE, learningtree.com, LearnTrack, Training Passport, Training Advantage, 800-THE-TREE, 800-LRN-TREE and 888-CBT-TREE.

  Internet Marketing. The Company maintains a web site for marketing its products and services over the Internet (http://www.learningtree.com). Information contained in the Company's web site shall not be deemed to be part of this Annual Report on Form 10-K. The Company believes that the Internet will become an increasingly significant marketing channel to prospective IT course participants in the future.

  Telemarketing Sales Force. At September 30, 1998, Learning Tree's telemarketing sales force consisted of over 100 people who were responsible for responding to phone, e-mail, web site and facsimile orders and inquiries received by the Company and pursuing sales opportunities. These telemarketers sell both to individual prospective course participants and to line managers and training directors in assigned accounts. The Company has developed a proprietary automated system which is integrated with its customer and course operations databases and provides its telemarketers with on-line information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process.

  Field Sales Force. The Learning Tree field sales force, which consisted of over 70 sales people at September 30, 1998, generates a significant portion of the Company's revenues. The field sales force concentrates its attention on the Company's larger customers to sell multiple course customer-site training programs, Learning Solutions programs, SkillsTree services, CBT products and to sign Training Advantage Agreements covering all formats of Learning Tree training. The Company's Training Advantage Agreements provide its nationwide and international customers with negotiated pricing and special services.

  The field sales force is assisted by the Company's Customer Support Group which provides the administration and logistics support necessary to ensure the successful presentation, at the customer's site, of Learning Tree's hands-on, computer-based classroom courses. For large contracts requiring customization, the customer support staff serve as team leaders to coordinate the instructor(s) who modify and teach the courses, the internal development team who implements the changes, the Company's technical support group which modifies the course hardware and software as needed, and the logistics staff which assembles and ships course equipment and materials for each course event.

  Multiple Enrollment Programs. The Company markets its Training Passport programs to encourage course participants to enroll in multiple courses, and thereby increase the average attendance in its Learning Tree-site courses. Generally, the holder of a Learning Tree Training Passport may attend up to 8 courses (10 in the United Kingdom and France) during a 12-month period. The list price for such Training Passports is approximately three times the list price for an individual four-day course. Since 1997, the Company has offered a second Training Passport program in its European subsidiaries consisting of a 4-course Passport which is priced at approximately twice the list price for an individual four-day course. The 4-course Passport program was introduced by the Company's domestic and Canadian subsidiaries during 1998.

  The Company has also developed the Learning Tree Professional Certification Programs for certifying IT professionals in 27 job functions in the areas of the Company's focus. Professional certification is important to many participants in Learning Tree courses as it provides documentation of their qualifications. Each professional certification program requires completion of a series of five Learning Tree courses and an examination associated with each course. Since this program's inception in fiscal 1993, over 110,000 participants have completed one or more certification examinations.

COMPETITION

  The IT education and training market is highly fragmented, with low barriers to entry and no single competitor accounting for a dominant market share. The Company's competitors are primarily company internal training departments, independent education and training companies, computer hardware and software vendors, systems integrators and others. Some of these competitors offer course titles and programs similar to those of the Company at lower prices. In addition, some competitors have greater financial and other resources than the Company.

  Internal Training Departments. Internal IT training departments generally provide companies with the most control over the method and content of training, enabling them to tailor the training to their specific needs. However, the Company believes that industry trends toward downsizing and outsourcing continue to reduce the size of IT training departments and increase the percentage of IT training delivered by external providers. Because internal trainers find it increasingly difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand, organizations supplement their internal training resources with externally supplied training in order to meet their requirements.

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

  CBT Providers. The market for IT education and training has historically consisted primarily of instructor-led training. While multimedia and computer-based IT training currently account for a smaller portion of the overall IT training market. The Company introduced a line of multimedia CBT products in fiscal 1996. During fiscal 1998, the Company was continuing to develop and expand its multimedia CBT library and, as a result, a substantial majority of its revenue in fiscal 1998 was derived from its instructor-led, hands-on training courses. Accordingly, the Company's future success will depend upon, among other factors, the extent to which the market continues to accept instructor-led training as a method of delivery for IT training, the Company's ability to develop and market instructor-led courses that compete effectively against CBT courses offered by others and the Company's ability to develop its own curriculum of competitive multimedia CBT course titles.

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

EMPLOYEES

  As of September 30, 1998, the Company had a total of 613 full-time equivalent employees, of whom 239 were employed outside the United States. The Company also utilized the services of 820 instructors to teach its courses on an as-needed basis. The Company considers its relations with its employees and its instructors to be good.

Item 2.  PROPERTIES

  As of September 30, 1998, all of Learning Tree's education center classroom facilities were leased by the Company. The leases expire at various dates over the next ten years. The Company's headquarters is located at 6053 West Century Boulevard, Los Angeles, California 90045. The Company owns a 38,500 square foot office facility which is used to house the sales, administrative and operations groups of its U.S. subsidiary. The Company intends to lease additional facilities for a number of its subsidiaries in the foreseeable future. The Company has and expects to continue to supplement its education center classroom facilities through the use of rented hotel and conference facilities as needed. The table below sets forth certain information regarding Learning Tree's facilities, comprised of classroom sites and offices as of September 30, 1998:

LOCATION                          NO. OF        AREA IN
(METROPOLITAN AREA)             CLASSROOMS    SQUARE FEET
-----------------------------   ----------    -----------
Boston, MA....................          6        13,717
Los Angeles, CA...............          3        57,229
New York, NY..................          5        11,600 (a)
Washington, DC metropolitan
 area (4 sites)...............         36       130,690
Miscellaneous other U.S.......        N/A         1,200
Paris, France.................         14        36,814
London, England (2 sites).....         12        48,031 (b)(c)
Ottawa, Canada................          6        18,844
Toronto, Canada...............          5        10,830
Stockholm, Sweden.............         13        22,605
Tokyo, Japan..................        N/A         1,311
Hong Kong.....................        N/A           574

(a) Excludes a 22,190 square foot facility (10 classrooms) which was under lease as of September 30, 1998 but had not begun operations until October 1998.

(b) Includes a 17,638 square foot facility (12 classrooms) being used as of September 30, 1998. During 1998, the Company entered into a sublease to dispose of this facility and vacated it in October 1998.

(c) Excludes a 112,000 square foot facility for which the Company had signed an agreement to lease prior to September 30, 1998 and in which operations began in October 1998. This facility has the capacity to provide approximately 70 classrooms. Since this exceeds the Company's expected needs for the first few years of the lease, the Company intends to build out 39 classrooms and to sublease the remainder of the building. The Company is presently in negotiations to sublease a portion of the building and is marketing another portion for sublease.

Item 3.  LEGAL PROCEEDINGS

  On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499), purportedly
                        -----------------------
on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also purportedly on behalf of
 -------------------------
persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et al., Case No. 95-
            ----------------------------------------------
6384ABC), purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On October 27, 1998, the plaintiff filed a notice of appeal in Sarah.
                    -----

  On August 27, 1998, plaintiffs amended the Guthrie action to add the Company and two additional officers as defendants and to expand the proposed class period to include all persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998.

  Each of the complaints makes similar allegations of misrepresentations in certain public disclosures by the Company. Each complaint alleges that the Company and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Company Stock while in possession of the allegedly concealed material adverse information. Each complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' and other costs, interest, and other relief.

  The Company has agreements with officers and directors under which it is indemnifying them in each of these proceedings. The Company is unable to estimate the outcome of these matters or any potential liabilities it may incur. The Company expects to incur legal and other defense costs as a result of such proceedings in an amount which it can not currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts or could include terms in addition to such payments, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998, through the solicitation of proxies or otherwise.

                              PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

  The Company's Common Stock began trading publicly on the Nasdaq National Market under the symbol LTRE effective December 6, 1995. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market:

                                                            HIGH      LOW
                                                            ----      ---
  Fiscal 1997
   First Quarter........................................... $32      $24
   Second Quarter..........................................  40 3/4   23 1/4
   Third Quarter...........................................  45 1/4   27 1/2
   Fourth Quarter..........................................  48 3/8   24 1/2
  Fiscal 1998
   First Quarter...........................................  35 7/8   21 5/8
   Second Quarter..........................................  29 3/4   19
   Third Quarter...........................................  25 1/4   15
   Fourth Quarter..........................................  20 5/8    8

 As of December 14, 1998 there were approximately 1,200 holders of record of the Common Stock.

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

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended September 30, 1998 and the balance sheet data as of September 30, 1997 and 1998, are derived from the Company's consolidated financial statements for those years which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere herein. The statement of operations data for each of the two years in the period ended September 30, 1995 and the balance sheet data at September 30, 1994, 1995 and 1996 are derived from audited financial statements of the Company not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             YEAR ENDED SEPTEMBER 30,
                                                ---------------------------------------------------
                                                 1994      1995       1996       1997       1998
                                                -------  -------    --------    --------  ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues....................................   $58,466    $78,818   $103,575   $164,483   $187,174
Cost of revenues............................    23,665     30,731     40,879     70,439     80,016
                                               -------    -------   --------   --------   --------
   Gross profit.............................    34,801     48,087     62,696     94,044    107,158
                                               -------    -------   --------   --------   --------
   Operating expenses:
 Course development.........................     3,978      4,954      6,248     11,048     11,942
 Sales and marketing........................    21,243     22,883     31,245     51,284     59,422
 General and administrative.................     9,945     12,176     12,850     19,228     22,509
                                               -------    -------   --------   --------   --------
   Total operating expenses.................    35,166     40,013     50,343     81,560     93,873
                                               -------    -------   --------   --------   --------
   Income (loss) from operations............      (365)     8,074     12,353     12,484     13,285
Other income (expense), net.................        12        272      1,798      3,066      2,676
                                               -------    -------   --------   --------   --------
   Income (loss) before provision
 for income taxes...........................      (353)     8,346     14,151     15,550     15,961
Provision for income taxes..................        90      1,866      4,033      5,058      5,427
                                               -------    -------   --------   --------   --------
   Net income (loss)........................   $  (443)   $ 6,480   $ 10,118   $ 10,492   $ 10,534
                                               =======    =======   ========   ========   ========
Net earnings (loss) per common share
 assuming dilution..........................   $ (0.03)   $  0.38   $   0.49   $   0.47   $   0.48
                                               =======    =======   ========   ========   ========
Diluted shares outstanding..................    17,268     17,046     20,609     22,099     22,015
                                               =======    =======   ========   ========   ========
                                                                    AT SEPTEMBER 30,
                                               ---------------------------------------------------
                                                 1994      1995       1996        1997       1998
                                               --------  --------   --------   ---------  --------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................   $ 2,774    $10,029   $ 24,541   $ 32,441   $ 36,055
Total current assets........................    10,772     21,336     77,610     86,146     90,301
Total assets................................    16,306     28,427     91,529    122,351    137,390
Total current liabilities...................    16,425     22,843     34,247     55,033     59,280
Long-term debt and capital leases,
 net of current portion.....................       446        272        134         --         --
Total stockholders' equity (deficit)........    (3,054)     3,305     55,506     65,895     76,828

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of new courses and products, the impact of competition and downward pricing pressures, the effect of changing economic conditions, the Company's ability to attract and retain key management and other personnel, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties discussed below, elsewhere herein and in the caption "Risk Factors" in the Company's Registration Statement on Form S-1 filed on September 20, 1996.

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

  During 1997, the Company expanded its instructor-led training activities through the introduction of its Learning Solutions program. The Learning Solutions program provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users. The focus of this program is on training that supports the roll-out and use of new organization-wide information systems, tools and applications. The first Learning Solutions program, for General Motors Corporation, was begun during fiscal 1997 and completed in the first quarter of fiscal 1998. A smaller follow-on program for General Motors was also completed during fiscal 1998. The Company is seeking additional Learning Solutions contracts with other potential customers. However, since this business is dependent upon obtaining a small number of large contracts, its revenues are inherently subject to fluctuation.

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

  During fiscal 1998, the Company began to provide its customers with a skills assessment service through its SkillsTree program. SkillsTree is a software package that identifies the skills necessary to perform IT functions and provides an organized computer-based process for companies to assess the technical proficiency of their staff to perform current and future functions. Further, SkillsTree identifies areas where technical proficiency is lacking and specifies which Learning Tree courses could best provide the training necessary to meet the customers' training needs at individual, departmental and enterprise levels.

  In 1997, the Company introduced the "Power Seminars" product line which were multi-day conferences consisting of a number of 1-day, multimedia lecture-style seminars in key information technologies. In November 1997, the Company announced that it was retiring its Power Seminars product line as of the end of the first quarter of fiscal 1998.

  The Company is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, the Company does not depend on government appropriations for those programs and is not subject to certain governmental regulations.

  Historically, the Company has focused on instructor-led IT training in multi-vendor, multi-platform computer systems ("open systems") emphasizing computer technologies such as internetworking, operating systems and advanced programming languages. Until the early 1990's, these technologies were used almost exclusively by IT professionals involved in research, development and engineering. Beginning in the early 1990's and accelerating through the present, management information systems ("MIS") departments began shifting from legacy mainframe systems to new client/server technologies, thus expanding the market for training of MIS personnel in areas covered by the Company's courses. These technologies have contributed significantly to the increased use of computer systems by businesses and government organizations.

  Since 1993, the Company has offered a number of multiple enrollment programs, including its Training Passport, College Credit and Professional Certification Programs, which give participants an incentive to enroll in a series of Learning Tree course events rather than just a single event. Recently, through its SkillsTree program, the Company has begun assisting its customers in determining their training needs by providing a skills assessment service. See "Business-- Marketing and Sales." Through its increased investment in course development, the Company has expanded its curriculum of course titles in client/server technology, networks and databases covering additional topics relevant to the training market for MIS professionals. In management's view, these new course titles provided an expanded role for the Company in the IT training market by attracting MIS participants both to its new and existing course titles.

  For the fiscal years ended 1996, 1997 and 1998, revenues increased over the preceding years by 31%, 59% and 14%, respectively. In response to the changes in the current and expected rate of growth in course participants, the Company has and plans to continue to adjust its rate of development of new course titles, to adjust the size of the direct mailing campaigns and to take steps to expand the number of classrooms in its education centers. Generally, the Company intends to increase its marketing and development activities more rapidly when it expects rapid growth of the market and reduce the rate of increase in such activities when it expects slower market growth. However, there can be no assurance that the Company will be able to accurately predict its future growth rate to optimize these measures or that the Company will achieve an increase in market share after making such adjustments or expenditures or will maintain a growth in revenues, profitability or market share in the future. The Company's revenues and profitability are subject to general economic conditions and a significant portion of the Company's revenues are derived from Fortune 1000-level companies and their international equivalents. Such companies have historically adjusted their expenditures for external IT training during economic downturns. Should the economy weaken in any future period, these companies may not increase or may reduce their expenditures on external IT training, which would have an adverse impact on the Company. The Company expects its growth rate in fiscal 1999 will be lower than it was for fiscal 1998. There can be no assurance that the Company's revenues will grow in 1999.

  The Company's instructor-led course events are taught in classrooms and include extensive, hands-on exercises under the guidance of expert instructors. The Company has structured its business so that the majority of its instructor-led course costs depend upon the number of course events it conducts. The Company schedules its multi-day course events throughout the year based on its assessment of demand. Since the Company's instructors typically work full-time in the IT industry and teach an average of eight to nine Learning Tree course events each year, as needed, the Company's instructor-related costs are largely variable. In addition, although the expenses associated with its own Education Centers are fixed, the Company can impact its overall facility expenses by varying its use of rented hotel and conference facilities. Because the cost for each course event does not increase significantly as additional participants are included, the Company utilizes a variety of techniques to maximize the number of participants per course event, up to limits designed to preserve the quality of each course event. These techniques include adding additional events for a popular course title, combining two or more undersubscribed events into one course event and adding an assistant instructor to increase the maximum number of students that can be effectively taught in a course event. The extent to which these techniques are used is subject to a number of factors within a particular market segment.

BACKLOG

  At September 30, 1998, the Company had a backlog of orders for instructor-led courses in the amount of $30.5 million, which represented a 2% increase over the backlog of $30.0 million at September 30, 1997. The increase in the backlog reflects a moderate growth of backlog for multi-day instructor-led courses. The growth in multi-day instructor-led course backlog was partially offset by the elimination of backlog, compared to the prior year, associated with the Learning Solutions program, which had completed its contract with General Motors, and the elimination of the Power Seminars business. Only a portion of the Company's backlog is funded. There can be no assurance that the growth in the backlog experienced in fiscal 1998 over fiscal 1997 will continue or that orders comprising the backlog will be realized as revenue.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of revenues:

                                         YEAR ENDED
                                        SEPTEMBER 30,
                                    --------------------
                                    1996    1997    1998
                                    ----    ----    ----
Revenues.........................    100%    100%    100%
Cost of revenues.................     39      43      43
                                    ----    ----    ----
   Gross profit..................     61      57      57
Operating expenses:
  Course development.............      6       7       6
  Sales and marketing............     30      31      32
  General and administrative.....     13      12      12
                                    ----    ----    ----
   Total operating expenses......     49      50      50
                                    ----    ----    ----
   Income from operations........     12       7       7
Other income (expense), net......      2       2       2
                                    ----    ----    ----
   Income before provision for
 income taxes....................     14       9       9
Provision for income taxes.......      4       3       3
                                    ----    ----    ----
   Net income....................     10%      6%      6%
                                    ====    ====    ====

FISCAL 1998 COMPARED WITH FISCAL 1997

  For the fiscal year ended September 30, 1998, revenues increased by $22.7 million or 14% to $187.2 million from $164.5 million for the fiscal year ended September 30, 1997. The growth of revenues is due, in part, to an increase in the number of multi-day course participants to 113,108 compared to 101,141 in the corresponding prior year. The additional course participants are primarily attributable to increased sales and marketing activities and an increase in the number of multi-day course titles. The number of multi-day course titles increased to 149 as of September 30, 1998, compared to 139 a year earlier. The rate of growth in the number of course participants was less than the growth in the prior year. The Company believes that the lower growth rate of course participants may be due to a number of causes, including the pace of introduction of major new software technologies, the effect of Year 2000 ("Y2K") Compliance programs, and other possible factors. Certain independent as well as internal market surveys have indicated that companies have reduced their spending on IT training and on new software and hardware investments while working to overcome their Y2K problems. There can be no assurance that the Company's revenues will increase as more companies complete their Y2K Compliance projects.

  Revenues for fiscal 1998 also reflect a 3% increase in average revenue per multi-day course participant, which in turn is attributable to an increase in the average course duration, increases in prices, the introduction and expansion of the 4-course Passport program, and a change in the mix of course events from customer-site course events toward Learning Tree-site course events. The increase in revenues also reflects increased revenues from the multimedia CBT product line. The increases in revenues were partially offset by a decrease in revenues produced by the Company's Learning Solutions program under its contracts with General Motors to train General Motors' personnel and dealers on the use and support of a new proprietary information system, GM ACCESS, and by the elimination of revenues from the Power Seminars product line. The initial contract with General Motors, which ran from June 1997 to November 1997, was much larger than the follow-on contract which began in February 1998 and was completed in August 1998. Further, a significant portion of the Company's revenues is denominated in foreign currencies which have been translated into dollars based upon the exchange rates prevailing when the revenues were earned. Exchange rate changes during the year reduced revenues by approximately $2.0 million in fiscal 1998 compared to the exchange rates prevailing during fiscal 1997.

  The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with the course instructors, course materials and equipment, freight, classroom facilities and refreshments. For multimedia CBT courses, cost of revenues primarily includes the costs of amortized development, manufacturing, distribution and support. The cost of revenues was 42.7% of revenues in fiscal 1998 compared to 42.8% in fiscal 1997. This reflects the reduced impact of the lower margin Learning Solutions courses for General Motors, an improvement in margins in our instructor-led base business, and the elimination of the low margin Power Seminars business. These improvements were partially offset by a decline in margins on certain multimedia CBT courses due to the amortization of development costs.

  For the fiscal year ended September 30, 1998, the cost of revenues increased $9.6 million or 14% to $80.0 million from $70.4 million for the previous fiscal year. The increase in the cost of revenues is primarily the result of the increased number of course events as well as costs associated with the increased sales in the multimedia CBT product line. The number of multi-day course events increased 13% in fiscal 1998 to 7,066 from 6,278 course events in fiscal 1997.

  Costs per multi-day course event increased by approximately 2% in fiscal 1998 compared to fiscal 1997. The change in the average cost per course event primarily reflects a 2% increase in the average course duration. Further, the higher costs per course event in fiscal 1998 compared to fiscal 1997 reflect higher costs per event for classroom facilities, course equipment, and recruiting and training instructors. To control the costs of classroom facilities, the Company has increased its education center capacity in several locations. In January 1998, the Company opened a new, larger education center in Sweden and signed an agreement to lease a new education center in the United Kingdom. In April 1998, the Company opened a new larger education center in Boston and in July 1998, the Company signed a lease for a larger education center in New York. The new education centers in the United Kingdom and New York both opened in October 1998.

  Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. For fiscal 1998, course development expense was 6.4% of revenue compared to 6.7% in fiscal 1997. For the fiscal year ended September 30, 1998, course development expenses increased by $894,000 or 8% to $11.9 million from $11.0 million for fiscal 1997. This increase reflects the costs associated with the expansion of the multimedia CBT and multi-day instructor-led course libraries and updating and maintaining the growing course title libraries. These increases in costs were partially offset by the elimination of development costs for the Power Seminars product line.

  The number of multi-day course titles increased to 149 as of September 30, 1998, compared to 139 a year earlier. The increase in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. Based upon the current trends in the introduction and evolution of technologies, the Company expects the net number of its course titles to decline somewhat in the first two quarters of fiscal 1999, and then grow modestly over the remainder of the next year. However, there can be no assurance that the Company will develop more titles than it retires in any period.

  The number of multimedia CBT course titles increased to 114 as of September 30, 1998 compared to 72 the year before. During the first quarter of fiscal 1998, the Company introduced an HTML-based engine for its multimedia CBT product line. New multimedia CBT titles developed during the latter half of fiscal 1998 were developed using this engine and resources were allocated to adapt existing courses based on prior engines to the new HTML-based engine. Accordingly, the rate of the introduction of new multimedia CBT titles was less during fiscal 1998 than in fiscal 1997. The Company anticipates continued allocation of resources to engine development and/or the acquisition of a new engine during fiscal 1999.

  The amount of course development expenses are expected to continue to increase in fiscal 1999. The actual number of instructor-led and multimedia CBT course titles which the Company will produce and their delivery dates are subject to a number of factors such as the hiring and training of staff, perceived customer demand, continued refinements in the CBT development and production process and the availability of subject matter experts who are also responsible for teaching the Company's instructor-led courses.

  Sales and marketing expense consists of salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased $8.1 million or 16% to $59.4 million in fiscal 1998 from $51.3 million in fiscal 1997. The increase in sales and marketing expenses, for the 1998 fiscal year, occurred as a result of an increase in telemarketing and field sales staff and increased direct mail marketing. The net increase in sales and marketing expenses in fiscal 1998 over 1997 reflects the higher level of sales and marketing expenditures during the first half of the fiscal year than during the prior year. As discussed above, the Company adjusts its marketing activities to correspond with its expected growth rate in course participants. Accordingly, the Company reduced its marketing expenditures during the second half of the 1998 fiscal year. Sales and marketing expenses for fiscal 1998 increased as a percentage of revenues to 31.7% compared to 31.2% in fiscal 1997.

  In fiscal 1998, general and administrative expenses increased $3.3 million or 17% to $22.5 million from $19.2 million for fiscal 1997. The increase in general and administrative expenses reflects increases in information systems and other administrative staff and increases in facility related costs over the prior year. As a percentage of revenue, general and administrative expenses were 12.0% for fiscal 1998 compared to 11.7% in fiscal 1997.

  Other income (expense) is primarily comprised of interest income, interest expense and foreign currency gains and losses. For fiscal 1998, other income decreased $0.4 million to $ 2.7 million from $3.1 million for fiscal 1997. This decrease was primarily attributable to foreign exchange losses recorded during the year and the write offs of certain course equipment in the United States and the leasehold improvements in the education center facility in the United Kingdom which is being replaced by a new facility. The Company recorded foreign exchange losses of $288,000 in fiscal 1998, compared to $9,000 of foreign exchange losses in fiscal 1997. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of the Company's foreign subsidiaries.

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

  In fiscal 1998, the income tax provision increased $369,000 to $5.4 million from $5.1 million in fiscal 1997. This reflects the elimination of the valuation allowance on deferred tax assets in fiscal 1997 and the different effective tax rates in the international subsidiaries. Learning Tree International, Inc. operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Since taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot offset the taxable income of subsidiaries in other tax jurisdictions, the Company's consolidated effective tax rate may vary. Accordingly, the Company's consolidated effective tax rate may increase in the future. See Note 3 of the Notes to Consolidated Financial Statements.

  The increase in revenues in fiscal 1998 compared to fiscal 1997 was greatest in the Company's largest geographic segments, the United States and Europe. The European segment recorded operating income of $13.8 million in fiscal 1998 compared to operating income of $10.8 million in fiscal 1997 as a result of revenue increases primarily in Sweden and the United Kingdom. The operating loss of the United States segment, which includes the results of the Corporate headquarters, was $507,000 compared to a break-even level in 1997. See Note 8 of Notes to Consolidated Financial Statements.

  In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company does not believe that these pronouncements will have a material effect on its reported financial position or results of operations.

FISCAL 1997 COMPARED WITH FISCAL 1996

  For the fiscal year ended September 30, 1997, revenues increased by $60.9 million or 59% to $164.5 million from $103.6 million for the fiscal year ended September 30, 1996. The growth of revenues was due, in part, to an increase in the number of multi-day course participants to 101,141 compared to 71,792 in the corresponding prior year. The additional course participants were primarily attributable to increased sales and marketing activities and an increase in the number of multi-day course titles. The number of multi-day course titles increased to 139 as of September 30, 1997, compared to 110 a year earlier. Revenues for fiscal 1997 also reflected a 4% increase in average revenue per multi-day course participant. The increase in the average revenues per course participant was attributable to an increase in the average course duration and increases in prices. The increase in revenues also reflected increased revenues from the multimedia CBT product line as well as revenues from the Company's new Learning Solutions program and, to a lesser extent, from its Power Seminars. A significant portion of the Company's revenues is denominated in foreign currencies which were translated into dollars based upon the exchange rates prevailing when the revenues were earned. Exchange rate changes during the year reduced revenues by approximately $375,000 in fiscal 1997 compared to the exchange rates prevailing during fiscal 1996.

  For the fiscal year ended September 30, 1997, the cost of revenues increased $29.5 million or 72% to $70.4 million from $40.9 million for the previous fiscal year. The increase in the cost of revenues was primarily the result of the increased number of course events as well as costs associated with the increased sales in the multimedia CBT product line, the costs of delivering Learning Solutions courses and Power Seminars. The number of multi-day course events increased 39% in fiscal 1997 to 6,278 from 4,512 course events in fiscal 1996. Costs per multi-day course event increased by approximately 11% in fiscal 1997 compared to fiscal 1996. The change in the average cost per course event primarily reflected a 4% increase in the average course duration, the higher costs of conducting more course events at sites other than education centers due to education center capacity constraints and the cost of training new instructors. To accommodate the growth in course enrollments during that time period, the Company added additional education center facilities during fiscal 1997 and was seeking additional education center facilities in certain locations.

  The cost of revenues increased to 42.8% of revenues in fiscal 1997 compared to 39.5% in fiscal 1996, largely because of lower gross margins in the Power Seminars and Learning Solutions product lines compared with the Company's traditional multi-day instructor-led courses and multimedia CBT courses, and also because of the increased cost per multi-day instructor-led course event as described above.

  For the fiscal year ended September 30, 1997, course development expenses increased by $4.8 million or 77% to $11.0 million from $6.2 million for fiscal 1996. This increase reflected the costs associated with the Company's strategy, at that time, of rapidly expanding its multimedia CBT and multi-day instructor-led course libraries to meet its customers' growing technology training needs, updating and maintaining the growing course title libraries, and developing courses for Learning Solutions and Power Seminars. The number of multi-day course titles increased to 139 as of September 30, 1997, compared to 110 a year earlier. The number of multimedia CBT course titles increased to 72 as of September 30, 1997 compared to 12 the year before.

  Sales and marketing expenses increased $20.1 million or 64% to $51.3 million in fiscal 1997 from $31.2 million in fiscal 1996. The increase in sales and marketing expenses was due to an increase in direct mail marketing to a broader range of potential multi-day instructor-led customers and to potential Power Seminar customers, increased telemarketing to support the multi-day instructor-led courses and Power Seminars and increased field sales staff for multi-day instructor-led courses and multimedia CBT. Sales and marketing expenses for fiscal 1997 increased as a percentage of revenues to 31.2% compared to 30.2% in fiscal 1996.

  In fiscal 1997, general and administrative expenses increased $6.3 million or 50% to $19.2 million from $12.9 million for fiscal 1996. The increase in general and administrative expenses reflected increases in information systems and other administrative staff and facilities which were necessary to support the growth in revenues. As a percentage of revenue, general and administrative expenses declined to 11.7% from 12.4% in the prior year.

  For fiscal 1997, other income increased by $1.3 million to $3.1 million from $1.8 million for fiscal 1996. This increase was primarily attributable to additional interest income arising from higher average cash balances during the year. In fiscal 1997, the Company recorded foreign exchange losses of $9,000 compared to $186,000 of foreign exchange losses in fiscal 1996. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of the Company's foreign subsidiaries.

  For fiscal 1997, the provision for income taxes increased by $1.1 million to $5.1 million from $4.0 million for fiscal 1996. This increase, in part, reflected an increase in income before taxes in fiscal 1997 compared to fiscal 1996. In addition, in fiscal 1996, certain of the Company's subsidiaries utilized tax loss carryforwards to offset a portion of their taxable income for the year whereas there were no loss carryforwards available in fiscal 1997.

  The increase in revenues in fiscal 1997 compared to fiscal 1996 was greatest in the Company's largest geographic segments, the United States and Europe. All of the Company's geographic segments were profitable in fiscal 1997. The European segment recorded operating income of $10.8 million in fiscal 1997 compared to operating income of $7.6 million in fiscal 1996 as a result of revenue increases primarily in the United Kingdom and Sweden. The operating income of the United States segment, which includes the results of the Corporate headquarters, declined by $3.2 million to a break-even level. This reflects losses incurred in the Company's Power Seminars activity as well as increased Corporate costs. See
Note 8 of Notes to Consolidated Financial Statements.


QUARTERLY RESULTS OF OPERATIONS

  The following tables set forth unaudited quarterly financial data for each of the eight consecutive fiscal quarters ended September 30, 1998, including such data expressed as a percentage of the Company's revenues. The Company believes that this information includes all adjustments (which consisted solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                      THREE MONTHS ENDED
                        ----------------------------------------------------------------------------------
                         DEC. 31,  MARCH 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30,  SEPT. 30,
                          1996       1997       1997       1997       1997      1998      1998      1998
                        --------   --------   --------   --------   --------   -------   -------   -------
                                                    (DOLLARS IN THOUSANDS)
Revenues............... $36,010    $35,759    $43,881    $48,833    $45,179   $45,005   $47,946   $49,044
Cost of revenues.......  14,342     15,448     18,468     22,181     20,340    18,677    20,287    20,712
                        -------    -------    -------    -------    -------   -------   -------   -------
 Gross profit..........  21,668     20,311     25,413     26,652     24,839    26,328    27,659    28,332
Operating expenses
 Course development....   2,382      2,372      3,254      3,040      3,165     2,721     3,024     3,032
 Sales and marketing...   9,891     11,409     13,203     16,781     14,838    15,574    14,716    14,294
 General and
  administrative.......   3,749      4,151      5,268      6,060      5,445     5,562     5,586     5,916
                        -------    -------    -------    -------    -------   -------   -------   -------
 Total operating
  expenses.............  16,022     17,932     21,725     25,881     23,448    23,857    23,326    23,242
                        -------    -------    -------    -------    -------   -------   -------   -------
 Income from
  operations...........   5,646      2,379      3,688        771      1,391     2,471     4,333     5,090
Other income (expense).     587        810        913        756        567       730       535       844
                        -------    -------    -------    -------    -------   -------   -------   -------
 Income before
  provision for income
  taxes................   6,233      3,189      4,601      1,527      1,958     3,201     4,868     5,934
Provision for income
 taxes.................   2,119      1,085      1,564        290        666     1,088     1,655     2,018
                        -------    -------    -------    -------    -------   -------   -------   -------
Net income............. $ 4,114    $ 2,104    $ 3,037    $ 1,237    $ 1,292   $ 2,113   $ 3,213   $ 3,916
                        =======    =======    =======    =======    =======   =======   =======   =======
AS A PERCENTAGE OF
 REVENUES:
Revenues...............     100%       100%       100%       100%      100%       100%      100%      100%
Cost of revenues.......      40         43         42         45        45         42        42        42
                        -------    -------    -------    -------    -------   -------   -------   -------
 Gross profit..........      60         57         58         55         55        58        58        58
Operating Expenses
 Course development....       7          7          7          6          7         6         6         7
 Sales and marketing...      27         32         30         35         33        35        31        29
 General and
  administrative.......      10         11         12         12         12        12        12        12
                        -------    -------    -------    -------    -------   -------   -------   -------
 Total operating
  expenses.............      44         50         49         53         52        53        49        48
                        -------    -------    -------    -------    -------   -------   -------   -------
Income from operations.      16          7          9          2          3         5         9        10
Other income (expense).       1          2          2          1          1         2         1         2
                        -------    -------    -------    -------    -------   -------   -------   -------
Income before provision
 for income taxes......      17          9         11          3          4         7        10        12
Provision for income
 taxes.................       6          3          4          1          1         2         3         4
                        -------    -------    -------    -------    -------   -------   -------   -------
  Net income...........      11%         6%         7%         2%         3%        5%        7%        8%
                        =======    =======    =======    =======    =======   =======   =======   =======

  The Company has in the past experienced fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's course development and sales and marketing expenses are incurred based on its expectations regarding future market conditions and there can be no assurance that the attendant revenues will occur. Specifically, the Company intends to increase the amount of its expenditures for course development and sales and marketing in the future. The Company may be unable to adjust its expenditures in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company's operating results may fluctuate based on other factors including: the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, frequency, size of and response to the Company's direct mail marketing and advertising campaigns; the timing of the introduction of new course titles and alternate delivery methods; the mix between customer-site course events and Learning Tree-site course events; competitive forces within the current and anticipated future markets served by the Company; the spending patterns of its customers; currency fluctuations; inclement weather; and general economic conditions. Fluctuations in quarter-to-quarter results may also occur depending on differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents increased to $36.1 million at September 30, 1998 from $32.4 million at September 30, 1997. In addition, the Company's short-term interest-bearing investments increased to $31.1 million at September 30, 1998 from $24.3 million at September 30, 1997. The change in the combined total of cash, cash equivalents and short-term interest-bearing investments in fiscal 1998 primarily reflects the cash provided by operations and cash used for additions to equipment, property and leasehold improvements and purchases of long-term interest-bearing investments.

  For fiscal 1998, cash provided by operations was approximately $31.6 million compared to $23.9 million during fiscal 1997. The increase in cash provided by operations reflects the increase in profitability before depreciation and collections of accounts receivable which were partially offset by reductions in accounts payable. At September 30, 1998, the Company had a net working capital balance of $31.0 million.

  During 1998, the Company entered into a lease agreement for a large education center in the United Kingdom. The terms of the lease will require lease payments of approximately $4.4 million per annum and require a cash deposit to be pledged as collateral or a letter of credit in the amount of approximately $10.2 million. Any pledged cash deposit bears interest to the Company and the required level of the cash deposit or letter of credit will decline if certain financial ratios have been met. The Company has pledged a long-term interest-bearing investment as collateral for this lease.

  During fiscal 1998, the Company invested $10.4 million in equipment, property and leasehold improvements compared to $22.2 million in fiscal 1997. This reflects a reduced level of investments in course equipment, leasehold improvements and computer equipment as a result of the lower year over year revenue growth rate in 1998 compared to 1997, as well as the benefit to fiscal 1998 from the significant investments made in 1997. Although the Company expects to continue to invest in additional equipment and facilities in fiscal 1999, as of September 30, 1998, the Company had no material future purchase obligations, capital commitments or debt. Accordingly, management believes that its cash, cash equivalents and short-term interest-bearing investments together with the cash provided by operations will be sufficient to meet the Company's cash requirements at least until the end of fiscal 1999.

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

YEAR 2000 COMPLIANCE

  The Year 2000 Problem. The Year 2000 ("Y2K") problem arose because many existing computer programs use only the last two digits to recognize a year. Therefore, when the year 2000 arrives, these programs may not properly recognize a year beginning with "20" instead of the familiar "19". The Y2K problem may result in the improper processing of dates and date-sensitive calculations by computers and other microprocessor-controlled equipment as the year 2000 is approached and reached.

  State of Readiness. The Company has divided its review of Y2K problems into three major areas: (1) internal systems, (2) Company products, including components supplied by outside vendors, and (3) potential Y2K problems associated with outside vendors.

  The Company has focused most of its efforts on internal systems because it believes this area could be its primary source of Y2K problems. The Company's internal computer systems are the foundation for its business operations and include such critical functions as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable and general ledger. The Company has completed a review of these critical systems and has determined that they are not Y2K compliant. These systems are supported by third parties who currently have software updates available at reasonable prices. The Company expects to install and implement these updates by March 31, 1999. However, there can be no assurance that this schedule will not be delayed. The Company is also in the progress of reviewing other equipment that contains date-sensitive information. The Company expects to complete its review of all other internal systems by April 30, 1999 and does not expect this review to uncover a risk of a material effect on its operations from Y2K problems in this area.

  The Company has reviewed its products and believes that they are Y2K compliant.

  The Company is also in the process of identifying any potential Y2K problems from outside vendors whose systems interface with the Company's internal systems. The Company expects to complete this review by April 30, 1999. The Company does not presently plan a general review of other outside vendors, such as banks, utilities, telephone companies, airlines and shipping companies, and is relying on general industry pressure to ensure Y2K compliance by these vendors.

  Based on a preliminary review of the Y2K problems associated with outside vendors, the Company does not expect this issue to have a material adverse effect on its operations. However, since third-party Y2K compliance is not within the Company's control, the Company cannot be sure that Y2K problems affecting the systems of other companies on which the Company's systems rely will not have a material adverse effect on the Company's operations. For example, any significant disruption in the banking system, public utilities, local or long distance telephone service, airplane travel, mail and other common carriers, or other external systems could severely impact the Company.

  Costs to Address the Y2K Issue. Costs to address the Y2K problem include hardware, software and implementation costs paid to outside consultants. These costs to date have totaled less than $100,000, the majority of which has been expensed. The Company expects to incur additional costs totaling less than $100,000 to upgrade its internal systems.

  Risks Presented by the Year 2000 Issue. To date, the Company has not identified any Y2K problem that it believes could materially adversely affect the Company or for which a suitable solution cannot be timely implemented. However, as the review of its interfaces with other outside vendors progresses, it is possible that Y2K problems may be identified that could result in a material adverse effect on its operations. Furthermore, no assessment program can guarantee identification of all potential issues.

  Contingency Plans. Although the Company has not formulated a contingency plan to date, the Company intends to continue to assess its Y2K risks to determine whether it needs to do so. The Company will have to develop a contingency plan if its implementation of internal systems or ongoing review of other outside vendors identify a Y2K problem that poses a significant risk to its business operation.

  Possible Impact on Revenues. The Company's marketing and promotion programs rely heavily on direct mail programs and telephone solicitation. An interruption in mail delivery or telephone service could significantly reduce the Company's marketing efforts with a possible material adverse impact on revenues. Further, the services rendered by the Company are heavily reliant on the ability of its customers to travel to the locations where the Company offers its courses. An interruption in travel services could significantly reduce the ability of the Company's customers to attend courses with a possible adverse impact on revenues. The Y2K problem is also expected to result in some degree of general economic dislocation which could decrease demand for the Company's products and services resulting in a possible material adverse impact on revenues. Certain independent as well as internal market surveys have indicated that companies have reduced their spending on IT training and on new software and hardware investments while working to overcome their Y2K problems. There can be no assurance that the Company's revenues will increase as more companies complete their Y2K Compliance projects.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
Report of Independent Public Accountants.............................................................     33
Consolidated Balance Sheets at September 30, 1997 and 1998...........................................     34
Consolidated Statements of Operations for the fiscal years ended September 30, 1996, 1997 and 1998...     35
Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1996,
 1997 and 1998.......................................................................................     36
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1996, 1997 and 1998...     37
Notes to Consolidated Financial Statements...........................................................     38

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Learning Tree International, Inc.:

  We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries as of September 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.



                                          Arthur Andersen LLP

Los Angeles, California
November 19, 1998

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                            ----------------------------
                                                                1997            1998
                                                            ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents..............................    $ 32,441,000    $ 36,055,000
 Short-term interest-bearing investments................      24,330,000      31,136,000
 Trade accounts receivable, less allowances of
  $312,000 and $408,000, respectively...................      23,201,000      18,265,000
 Prepaid marketing expenses.............................       1,356,000       1,154,000
 Prepaid expenses and other.............................       4,818,000       3,691,000
                                                            ------------    ------------
Total current assets....................................      86,146,000      90,301,000
                                                            ------------    ------------
Equipment, property and leasehold improvements:
 Education and office equipment.........................      33,299,000      37,960,000
 Transportation equipment...............................         110,000         191,000
 Property and leasehold improvements....................       9,858,000      12,943,000
                                                            ------------    ------------
                                                              43,267,000      51,094,000
 Less: accumulated depreciation and amortization........     (15,838,000)    (23,859,000)
                                                            ------------    ------------
                                                              27,429,000      27,235,000
Long-term interest-bearing investments..................              --      10,169,000
Deferred income taxes...................................         710,000              --
Other assets............................................       8,066,000       9,685,000
                                                            ------------    ------------
Total assets............................................    $122,351,000    $137,390,000
                                                            ============    ============

LIABILITIES
Current liabilities:
 Current portion of debt and capital leases.............    $     19,000    $       --
 Trade accounts payable.................................      17,993,000      14,618,000
 Deferred revenue.......................................      27,531,000      33,357,000
 Accrued payroll, benefits and related taxes............       3,250,000       2,925,000
 Other accrued liabilities..............................       2,514,000       4,309,000
 Income taxes payable...................................       3,726,000       4,071,000
                                                            ------------    -----------
Total current liabilities...............................      55,033,000      59,280,000

Deferred income taxes...................................              --          17,000
Deferred facilities rent................................       1,423,000       1,265,000
                                                            ------------    -----------
Total liabilities.......................................      56,456,000      60,562,000
                                                            ------------    -----------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
 Common Stock, $.0001 par value, 75,000,000 shares
  authorized, 21,995,000 and 21,995,000 shares issued
  and outstanding, respectively.........................           2,000           2,000
 Preferred Stock, $.0001 par value, 10,000,000 shares
  authorized, 0 and 0 shares issued and outstanding,
  respectively..........................................              --              --
 Additional paid-in capital.............................      42,992,000      42,992,000
 Notes receivable from stockholders.....................         (14,000)         (9,000)
 Deferred compensation--stockholders....................        (127,000)        (47,000)
 Cumulative foreign currency translation................      (1,066,000)       (752,000)
 Retained earnings......................................      24,108,000      34,642,000
                                                            ------------    -----------
Total stockholders' equity                                    65,895,000      76,828,000
                                                            ------------    -----------
Total liabilities and stockholders' equity..............    $122,351,000    $137,390,000
                                                            ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                                   ---------------------------------------------
                                                       1996            1997            1998
                                                   -------------   -------------   -------------
Revenues........................................   $103,575,000    $164,483,000    $187,174,000
Costs of revenues...............................     40,879,000      70,439,000      80,016,000
                                                   ------------    ------------    ------------
Gross profit....................................     62,696,000      94,044,000     107,158,000
                                                   ------------    ------------    ------------
Operating expenses:
 Course development.............................      6,248,000      11,048,000      11,942,000
 Sales and marketing............................     31,245,000      51,284,000      59,422,000
 General and administrative.....................     12,850,000      19,228,000      22,509,000
                                                   ------------    ------------    ------------
                                                     50,343,000      81,560,000      93,873,000
                                                   ------------    ------------    ------------
Income from operations..........................     12,353,000      12,484,000      13,285,000
                                                   ------------    ------------    ------------
Other income (expense):
 Interest expense...............................        (45,000)        (27,000)        (18,000)
 Interest income................................      2,058,000       3,477,000       3,528,000
 Foreign exchange...............................       (186,000)         (9,000)       (288,000)
 Other..........................................        (29,000)       (375,000)       (546,000)
                                                   ------------    ------------    ------------
                                                      1,798,000       3,066,000       2,676,000
                                                   ------------    ------------    ------------
Income before provision for income taxes........     14,151,000      15,550,000      15,961,000
Provision for income taxes......................      4,033,000       5,058,000       5,427,000
                                                   ------------    ------------    ------------
Net income......................................   $ 10,118,000    $ 10,492,000    $ 10,534,000
                                                   ============    ============    ============
Earnings per common share.......................   $       0.49    $       0.48    $       0.48
                                                   ============    ============    ============
Earnings per common share assuming dilution.....   $       0.49    $       0.47    $       0.48
                                                   ============    ============    ============
Weighted average number of shares outstanding...     20,609,000      21,995,000      21,995,000
                                                   ============    ============    ============
Diluted shares outstanding......................     20,609,000      22,099,000      22,015,000
                                                   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

             LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     CLASS   CLASS                  NOTES                     FOREIGN
                                       A       B    ADDITIONAL    RECEIVABLE                 CURRENCY                    TOTAL
                            COMMON   COMMON  COMMON   PAID-IN        FROM        DEFERRED   TRANSLATION   RETAINED    STOCKHOLDERS'
                            STOCK    STOCK   STOCK*  CAPITAL     STOCKHOLDERS COMPENSATION   ADJUSTMENT   EARNINGS       EQUITY
                           -------  ------- ------- ----------   ------------ ------------  -----------  ----------   -------------
Balance,
 September 30, 1995......  $   --   $ 2,000   $  --  $ 1,216,000   $(679,000)   $(287,000)  $  (882,000)   $ 3,935,000  $ 3,305,000
FISCAL YEAR 1996:
Conversion of Class
 A and B Common Stock....   2,000    (2,000)     --           --          --           --            --             --          --
 Sales of Common Stock...      --        --      --   41,816,000          --           --            --             --   41,816,000
Repurchase of
 Common Stock............      --        --      --      (40,000)    446,000           --            --       (437,000)     (31,000)
Net income...............      --        --      --           --          --           --            --     10,118,000   10,118,000
Amortization of deferred
 compensation............      --        --      --           --          --       80,000            --             --       80,000
Foreign currency
 adjustments.............      --        --      --           --          --           --       129,000             --      129,000
Collections on
 notes receivable
 from stockholders.......      --        --      --           --      89,000           --            --             --       89,000
                           ------   -------   -----  -----------   ---------    ---------   -----------    -----------  -----------
 Balance,
 September 30, 1996......   2,000        --      --   42,992,000    (144,000)    (207,000)     (753,000)    13,616,000   55,506,000
FISCAL YEAR 1997:
Net income...............      --        --      --           --          --           --            --     10,492,000   10,492,000
Amortization of deferred
 compensation............      --        --      --           --          --       80,000            --             --       80,000
Foreign currency
 adjustments.............      --        --      --           --          --           --      (313,000)            --     (313,000)
Collections on
 notes receivable
 from stockholders.......      --        --      --           --    130,000            --            --             --      130,000
                           ------   -------   -----  -----------   ---------    ---------   -----------    -----------  -----------
 Balance,
 September 30, 1997......   2,000        --      --   42,992,000     (14,000)    (127,000)   (1,066,000)    24,108,000   65,895,000

FISCAL YEAR 1998:
Net income...............      --        --      --           --          --           --            --     10,534,000   10,534,000
Amortization of deferred
 compensation............      --        --      --           --          --       80,000            --             --       80,000
Foreign currency
 adjustments.............      --        --      --           --          --           --       314,000             --      314,000
Collections on
 notes receivable
 from stockholders.......      --        --      --           --       5,000           --            --             --        5,000
                           ------   -------   -----  -----------   ---------    ---------   -----------    -----------  -----------
Balance,
 September 30, 1998......  $2,000   $    --   $  --  $42,992,000   $  (9,000)   $ (47,000)  $  (752,000)   $34,642,000  $76,828,000
                           ======   =======   =====  ===========   =========    =========   ===========    ===========  ===========

* Par value amounts round to less than one thousand dollars.

  The accompanying notes are an integral part of these consolidated financial statements.

             LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                             ------------------------------------------------
                                                                 1996               1997             1998
Cash flows--operating activities:
 Net income.............................................     $ 10,118,000      $ 10,492,000      $ 10,534,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization........................        3,187,000         6,015,000         9,434,000
   Deferred facilities rent charges.....................         (358,000)         (227,000)         (159,000)
   Amortization of deferred compensation................           80,000            80,000            80,000
   Unrealized foreign exchange (gains) losses...........          154,000           (53,000)           88,000
   Losses on retirements of equipment...................           25,000           345,000           601,000
   Change in net assets and liabilities:
    Trade accounts receivable...........................       (4,120,000)      (10,834,000)        5,126,000
    Prepaid marketing expenses..........................         (387,000)         (291,000)          208,000
    Prepaid expenses and other..........................         (408,000)       (2,438,000)        1,181,000
    Income taxes........................................        1,270,000         1,128,000           886,000
    Trade accounts payable..............................        3,797,000         7,432,000        (3,548,000)
    Deferred revenue....................................        5,352,000        12,079,000         5,718,000
    Accrued payroll, benefits and related taxes.........         (528,000)        1,287,000          (347,000)
    Other accrued liabilities...........................        2,021,000        (1,108,000)        1,762,000
                                                             ------------      ------------      ------------
Net cash provided by operating activities...............       20,203,000        23,907,000        31,564,000
                                                             ------------      ------------      ------------
Cash flows--investing activities:
 Purchases of equipment, property and leasehold
  improvements..........................................       (9,169,000)      (22,248,000)      (10,358,000)
 Retirements of equipment...............................           31,000            23,000           630,000
 Sales of short-term interest-bearing investments:
   Investments held to maturity.........................               --        36,001,000        27,889,000
   Investments held for sale............................               --                --         5,100,000
 Purchases of short-term interest-bearing investments:
   Investments held to maturity.........................      (12,500,000)      (22,132,000)      (30,195,000)
   Investments held for sale............................      (24,500,000)       (1,200,000)       (9,600,000)
 Purchases of long-term interest-bearing investments
  held to maturity......................................               --                --        (9,934,000)
 Other, net.............................................       (1,159,000)       (6,126,000)       (1,612,000)
                                                             ------------      ------------      ------------
Net cash used in investing activities...................      (47,297,000)      (15,682,000)      (28,080,000)
                                                             ------------      ------------      ------------
Cash flows--financing activities:
 Principal payments of debt and capital leases..........         (185,000)         (240,000)          (19,000)
 Sales of Common Stock..................................       41,816,000                --                --
 Repurchase of Common Stock.............................          (31,000)               --                --
 Collections of stockholder notes.......................           71,000           130,000             5,000
                                                             ------------      ------------      ------------
Net cash provided by (used in) financing activities.....       41,671,000          (110,000)          (14,000)
                                                             ------------      ------------      ------------
Effects of exchange rates on cash.......................          (65,000)         (215,000)          144,000
                                                             ------------      ------------      ------------
Net increase in cash and cash equivalents...............       14,512,000         7,900,000         3,614,000
Cash and cash equivalents at the beginning of the period       10,029,000        24,541,000        32,441,000
                                                             ------------      ------------      ------------
Cash and cash equivalents at the end of the period......     $ 24,541,000      $ 32,441,000      $ 36,055,000
                                                             ============      ============      ============
Supplemental disclosures:
 Income taxes paid......................................     $  2,960,000      $  3,558,000      $  5,214,000
                                                             ============      ============      ============
 Interest paid..........................................     $     44,000      $     23,000      $      2,000
                                                             ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

             LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Nature of the Business:

  Learning Tree International, Inc. and subsidiaries (the "Company") develop, publish and deliver advanced technology training courses covering a broad range of topics which are designed to meet the training needs of information technology ("IT") professionals worldwide. These courses are delivered primarily at the Company's leased Education Centers located in the United States, England, Canada, France and Sweden. Such course events are also conducted in hotel and conference facilities, and at customer sites throughout the world. The Company provides courses that are regularly presented worldwide and cover such IT topics as client/server systems, intranet/Internet technologies, computer networks, operating systems, database systems, programming languages, graphical user interfaces, object-oriented technology, IT management and related topics. In addition to its instructor-led courses, the Company has developed and is expanding a line of multimedia CBT versions of its courses designed for both stand-alone CD-ROM and network-based delivery.

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

c. Capital Stock:

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

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

h. Prepaid Marketing Expenses:

  Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are expensed in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable. Marketing expenses for the fiscal years ended September 30, 1996, 1997 and 1998 were $21,612,000, $33,852,000 and $38,812,000, respectively.

i. Course Development Costs:

  Instructor-led IT training course development costs are charged to operations in the period incurred. Multimedia CBT development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". SFAS No. 86 requires capitalization of certain software development costs upon the establishment of technological feasibility. Based on the Company's multimedia CBT product development process, technological feasibility is established upon the completion of a working model or a detail course design. For the fiscal years ended September 30, 1996, 1997 and 1998, $723,000, $1,993,000 and $2,621,000 of multimedia CBT product development costs, respectively, were charged to course development expense in the accompanying consolidated statements of operations. Multimedia CBT development costs which were capitalized as of September 30, 1997 and 1998 were approximately $6,160,000 and $8,298,000, respectively. Capitalized multimedia CBT development costs are recorded as other assets in the consolidated balance sheets. Capitalized multimedia CBT product development costs are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product which is 24 months.

j. Foreign Currency:

  The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". The rates of exchange at each fiscal year end are used for translating the balance sheets and the average monthly rates of exchange for each year are used for the statements of operations. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

m. Computation of Earnings per Common Share and Assuming Dilution:

  In 1997, SFAS No. 128 "Earnings per Share" was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share and was adopted by the Company in fiscal 1998. The adoption of SFAS No. 128 did not have a material effect on the reported earnings per common share and earnings per common share assuming dilution.

  Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period after giving retroactive effect to the 50% stock dividend paid in December 1996 and the 3.66 to 1 stock split that occurred in October 1995. Earnings per common share assuming dilution is calculated by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method.

n. Use of Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. PREPAID EXPENSES AND OTHER:

  Prepaid expenses and other current assets at September 30, 1997 and 1998 consist of the following:

                                          SEPTEMBER 30,
                                     ----------------------
                                        1997         1998
                                     ----------   ---------
 Prepaid rent.....................   $  653,000   $  403,000
GST and VAT on advance billings...      914,000      113,000
Miscellaneous receivables.........      856,000      856,000
Supplier deposits.................       56,000       51,000
Interest receivable...............      207,000      337,000
Other.............................    2,132,000    1,931,000
                                     ----------   ----------
                                     $4,818,000   $3,691,000
                                     ==========   ==========

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

3. INCOME TAXES:

  The Company files a consolidated U.S. Federal income tax return which includes substantially all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside.

  Income before provision for income taxes consists of the following:

                                                                                                        SEPTEMBER 30,
                                                                                           ----------------------------------------
                                                                                              1996           1997          1998
                                                                                           ----------    ----------     -----------
Domestic................................................................................   $ 4,577,000   $ 2,441,000    $ 1,757,000
Foreign.................................................................................     9,574,000    13,109,000     14,204,000
                                                                                           -----------   -----------    -----------
 Total..................................................................................   $14,151,000   $15,550,000    $15,961,000
                                                                                           ===========   ===========    ===========

  For the years ended September 30, 1996, 1997 and 1998, the provision for income taxes was comprised of the following:

                                                                                                        SEPTEMBER 30,
                                                                                           ----------------------------------------
                                                                                              1996           1997          1998
                                                                                           ----------    ----------     -----------
Current tax provision:
 U.S. Federal...........................................................................   $ 1,167,000   $   498,000    $   120,000
 State..................................................................................       247,000       254,000        190,000
 Foreign................................................................................     2,420,000     4,746,000      4,389,000
                                                                                           -----------   -----------    -----------
                                                                                             3,834,000     5,498,000      4,699,000
                                                                                           -----------   -----------    -----------
Deferred tax provision:
 U.S. Federal...........................................................................       153,000      (404,000)       374,000
 State..................................................................................         9,000       (35,000)        40,000
 Foreign................................................................................        37,000        (1,000)       314,000
                                                                                           -----------   -----------    -----------
                                                                                               199,000      (440,000)       728,000
                                                                                           -----------   -----------    -----------
Total provision for income taxes........................................................   $ 4,033,000   $ 5,058,000    $ 5,427,000
                                                                                           ===========   ===========    ===========

  The following is a reconciliation of the provision for income taxes and the credit for income taxes computed by applying the U.S. Federal statutory rate to the income before taxes:

                                                              SEPTEMBER 30,
                                                 ---------------------------------------
                                                    1996          1997          1998
                                                 -----------   -----------   -----------
    Income taxes at the statutory rate........   $4,811,000    $5,342,000    $5,587,000
    Permanent differences.....................     (192,000)     (283,000)     (214,000)
    Change in valuation allowance.............     (577,000)     (429,000)           --
    Effect of current and foreign losses......     (131,000)           --            --
    Effect of foreign taxes and tax credits...      (42,000)      260,000       (71,000)
    State income taxes........................      164,000       168,000       125,000
                                                 ----------    ----------    ----------
    Total provision for income taxes..........   $4,033,000    $5,058,000    $5,427,000
                                                 ==========    ==========    ==========

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  Under SFAS No. 109 "Accounting for Income Taxes," deferred income tax assets and liabilities arise from carryforwards and from temporary differences between the tax basis of assets and liabilities and the book basis of such assets and liabilities as reported in the financial statements. A valuation allowance may be provided with respect to certain deferred tax assets to reduce the deferred tax asset to a level which, more likely than not, would be realized. The net deferred tax asset reflects management's estimates of the amount which will be realized from the future profitability which can be predicted with reasonable certainty.

  The following is a summary of the tax effect of carryforwards and temporary differences which give rise to deferred tax assets and liabilities:

                                                   SEPTEMBER 30,
                                              -----------------------
                                                 1997         1998
                                              ----------   ----------
    Domestic operations:
      Deferred tax assets:
        Deferred facilities rent charges...   $ 389,000    $ 392,000
        Foreign tax credit carryforwards...     435,000       77,000
        Other..............................     230,000      365,000
      Deferred tax liabilities:
        Depreciation and amortization......    (368,000)    (561,000)
        Other..............................     (18,000)     (17,000)
                                              ---------    ---------
        Net domestic deferred tax assets...     668,000      256,000
                                              ---------    ---------
    Foreign operations:
      Deferred tax assets:
        Depreciation and other.............      42,000     (273,000)
                                              ---------    ---------
        Net foreign deferred tax assets....      42,000     (273,000)
                                              ---------    ---------
    Net deferred tax asset (liability).....   $ 710,000    $ (17,000)
                                              =========    =========

  At September 30, 1998, the Company had approximately $77,000 of foreign tax credit carryforwards available to offset U.S. Federal income taxes in future years. The foreign tax credit carryforwards expire in 2003.

4. COMMITMENTS:

  The Company leases its facilities and certain equipment under various operating lease agreements which expire at various dates through 2019. The minimum future rental payments for all operating leases, including the Company's new facilities in New York and the United Kingdom which began operations in October 1998, are as follows:

  1999..............................................  $  7,315,000
  2000..............................................     9,947,000
  2001..............................................     9,521,000
  2002..............................................     9,096,000
  2003..............................................     9,119,000
  Thereafter........................................    91,452,000
                                                      ------------
                                                      $136,450,000
                                                      ============

  For the years ended September 30, 1996, 1997 and 1998, rent expense was $3,985,000, $4,573,000 and $5,296,000, respectively. The agreements generally require the payment of property taxes, insurance and maintenance in addition to the minimum base rent.

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY:

Common Stock Sold to Employees--

  Prior to December 6, 1995, the Company's Common Stock was divided into two classes: Class A Voting (Class A Stock) and Class B Non-Voting Common Stock (Class B Stock). The Company sold shares of Class B Stock periodically to certain employees prior to that date. The purchase price of these shares was determined based on the formula as defined in the stock purchase agreements. Effective as of the closing of the initial public offering on December 6, 1995, each outstanding share of Class B Stock was converted into one fully paid and non-assessable share of Class A Stock. Thereafter, the Common Stock ceased being divided into series and has since consisted of a single class. There were 2,125,000 shares of Class B Stock outstanding at September 30, 1995.

  As of September 30, 1998, approximately 150,000 shares of the Common Stock, which were sold in fiscal 1995, are subject to repurchase options. The repurchase option terms stipulate that the Company, at its sole option, may repurchase these shares from the stockholder in the event the stockholder leaves the employment of the Company for any reason. The Company can repurchase the shares at an amount equal to the initial issue price plus seven percent per annum. These repurchase options expire over a four-year period at a rate of 25% per year.

  During fiscal 1995, the Company recorded deferred compensation of $321,000, which represented the excess of the appraised value of $0.94 per share in January 1995 and $1.26 per share in June 1995 (as determined by an independent appraisal) over the initial issue price of $.63 per share of 654,000 shares of the Class B Stock sold to certain employees during fiscal 1995. The deferred compensation is reflected as a reduction of stockholders' equity in the accompanying financial statements and is being amortized as additional compensation expense over the four-year term of the repurchase options. During the fiscal years ended September 30, 1996, 1997 and 1998, the Company recorded $80,000, $80,000 and $80,000 of additional compensation expense relating the amortization of the deferred compensation, respectively.

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

6. EMPLOYEE STOCK OPTION PLAN:

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

  No options were granted under the Stock Option Plan during fiscal 1996. During the year ended September 30, 1997, non-qualified options were granted under the Stock Option Plan to substantially all employees with at least one year of service with the Company and during the year ended September 30, 1998, additional options were granted to certain employees. The exercise price of all options granted was equal to the fair market value of the Common Stock at the date of the grants and the terms of the options are five years. The options are subject to a four year vesting schedule at 25% per year on each anniversary date. Following is a summary of the options granted under the Stock Option
Plan:

                                                        Weighted Average
                                               Shares    Exercise Price
                                              --------- ----------------
Outstanding at September 30, 1996                    --    $   --
Options Granted                                 901,000     25.66
Exercised during the year                            --        --
Forfeited during the year                       (65,000)    26.51
                                              ---------    ------
 Outstanding at September 30, 1997              836,000     25.60

Options Granted                                 412,000     23.50
Exercised during the year                            --        --
Forfeited during the year                      (181,000)    25.20
                                              ---------    ------
 Outstanding at September 30, 1998            1,067,000    $24.86
                                              =========    ======

Exercisable at September 30, 1998               180,000
                                              =========

  The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for the Stock Option Plan. Accordingly, no compensation cost has been recognized for options granted during fiscal 1997 and 1998. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per common share assuming dilution would have been reduced to the pro

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES forma amounts below:

                                                   1997          1998
                                                -----------   -----------
     Net Income                   As reported   $10,492,000   $10,534,000
                                  Pro forma      10,014,000     9,762,000

     Earnings per common
     share assuming dilution      As reported   $      0.47   $      0.48
                                  Pro forma            0.45          0.44

  The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the years ended September 30, 1997 and 1998 with the following assumptions: risk-free interest rates of 6.2% and 5.8% ; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 38% and 41%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during fiscal 1997 was $7.62 and during fiscal 1998 was $7.27.

7. EMPLOYEE BENEFIT PLANS:

  The Company has adopted a defined contribution plan for the benefit of its domestic employees who have met the eligibility requirements. The Learning Tree International, Inc. Profit-Sharing and Deferred Savings Plan (the Plan) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

  Qualified employees may elect to contribute up to 15% of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. During fiscal 1996, the Company made matching contributions at a rate of 25% of elective contributions up to 1.5% of the compensation of such contributors. Additionally, the Company made qualified nonelective contributions to the Plan on an annual basis. The qualified nonelective contributions were equivalent to 1.5% of the annual compensation of the qualified participants. As of October 1, 1996, the Plan was amended such that the Company makes contributions at a rate of 75% of elective contributions up to 4.5% of the compensation of such contributors. The annual qualified nonelective contributions to the Plan have been eliminated. The Company contributed $225,000, $540,000 and $697,000 to the Plan for the fiscal years ended September 30, 1996, 1997 and 1998, respectively.

  The Company has adopted similar plans for the benefit of its employees in certain of its foreign subsidiaries. Contributions to these plans are subject to various age, length of service and compensation level criteria as well as certain limitations. For the fiscal years ended September 30, 1996, 1997 and 1998, the cost to the Company of these plans was approximately $162,000, $195,000 and $194,000, respectively.

8. BUSINESS SEGMENT DATA:

  The Company's sole business segment is the design and delivery of IT education courses. There were no sales to any individual customers that accounted for 10% or more of revenue in fiscal 1996, 1997 or 1998.

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  Information about the Company's operations in different geographic locations for the years ended September 30, 1996, 1997 and 1998 is as follows:

                                                                   FISCAL YEARS ENDED SEPTEMBER 30,
                                                               -----------------------------------------
                                                                   1996            1997          1998
                                                               ------------   ------------   ------------
Revenues:
 United States and Corporate............                       $ 49,790,000   $ 90,371,000   $ 98,776,000
 Canada.................................                          7,748,000     10,936,000     11,059,000
 Europe.................................                         43,746,000     61,214,000     75,310,000
 Asia...................................                          2,291,000      1,962,000      2,029,000
                                                               ------------   ------------   ------------
  Consolidated revenues.................                       $103,575,000   $164,483,000   $187,174,000
                                                               ============   ============   ============
Income (loss) from operations:
 United States and Corporate............                       $  3,173,000   $      9,000   $   (507,000)
 Canada.................................                            958,000      1,466,000        101,000
 Europe.................................                          7,636,000     10,781,000     13,840,000
 Asia...................................                            586,000        228,000       (149,000)
                                                               ------------   ------------   ------------
  Consolidated income from operations...                       $ 12,353,000   $ 12,484,000   $ 13,285,000
                                                               ============   ============   ============
Identifiable assets:
 United States and Corporate............                       $ 69,568,000   $ 89,433,000   $ 97,535,000
 Canada.................................                          2,634,000      4,891,000      3,538,000
 Europe.................................                         18,916,000     27,652,000     35,758,000
 Asia...................................                            411,000        375,000        559,000
                                                               ------------   ------------   ------------
  Consolidated assets...................                       $ 91,529,000   $122,351,000   $137,390,000
                                                               ============   ============   ============

9. VALUATION AND QUALIFYING ACCOUNTS:

  For the years ended September 30, 1996, 1997 and 1998, activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                     SEPTEMBER 30,
                             ----------------------------------
                               1996          1997         1998
                             ---------    ---------    --------
Beginning balance.....       $ 259,000    $ 254,000    $ 312,000
Charged to expense....         101,000      280,000      408,000
Amounts written off...        (106,000)    (222,000)    (312,000)
                             ---------    ---------    ---------
Ending balance........       $ 254,000    $ 312,000    $ 408,000
                             =========    =========    =========

10. CASH, CASH EQUIVALENTS AND INTEREST-BEARING INVESTMENTS:

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

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  Following is a summary of the Company's short-term interest-bearing investments as of September 30, 1997 and 1998:

                                                           1997          1998
                                                        -----------   -----------
    Investments held to maturity:
     Commercial paper................................   $13,419,000   $22,713,000
     Less investments included in cash equivalents...     4,589,000    11,577,000
                                                        -----------   -----------
     Total held to maturity..........................     8,830,000    11,136,000

  Investments held for sale:
   State and local government debt..................     15,500,000    20,000,000
                                                        -----------   -----------
  Total interest-bearing investments................    $24,330,000   $31,136,000
                                                        ===========   ===========

Long-Term Interest-Bearing Investments--

  The Company has a long-term interest-bearing investment, which will be held to maturity by its subsidiary in the United Kingdom, in the amount of $10,169,000 (6,000,000 British Pounds). This investment has been pledged to secure the Company's obligation under a lease for certain education center facilities in the United Kingdom. The terms of the lease require the Company to pledge a cash deposit or provide a letter of credit for the same amount as collateral for its obligations thereunder. Interest earned by the cash deposit is received by the Company. The required level of the cash deposit or letter of credit will decline if certain financial ratios have been met.

Cash Flow Information--

  The Company purchased Class B Stock from employees for cancellation of notes receivable of $446,000 during the year ended September 30, 1996. In addition, during March 1996, notes receivable from stockholders in the amount of $19,000 were offset against the equivalent amount of notes payable to such stockholders.

11. RELATED PARTY TRANSACTIONS:

Consulting Agreements--

  In January 1995, the Company and M. Kane & Company, Inc. ("MKC") entered into an agreement pursuant to which MKC agreed to provide financial advice and assistance. In consideration for such services, MKC received 1.875% of the gross proceeds of the initial public offering. This agreement terminated upon the settlement date of the initial public offering in fiscal 1996. The president of MKC is a Director of the Company.

  In July 1996, the Company and MKC entered into a second agreement pursuant to which MKC agreed to provide financial advice and assistance. As consideration for such services, MKC received 1.805% of the gross proceeds of the secondary public offering. In addition, MKC received approximately $5,000 for reimbursement of nonaccountable expenses. This agreement terminated at the completion of the secondary public offering in fiscal 1996.

Employment Agreements--

  In October 1995, the Company entered into employment agreements with the Chief Executive Officer and President of the Company, each for a period of three years. These agreements were extended for one year from September 30, 1998.

            LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

12. LITIGATION:

  On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499), purportedly
                        -----------------------
on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also purportedly on behalf of
 -------------------------
persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the

Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et al., Case No. 95-
            ----------------------------------------------
6384ABC), purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On October 27, 1998, the plaintiff filed a notice of appeal in Sarah.
                    -----

  On August 27, 1998, plaintiffs amended the Guthrie action to add the Company and two additional officers as defendants and to expand the proposed class period to include all persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998.

  Each of the complaints makes similar allegations of misrepresentations in certain public disclosures by the Company. Each complaint alleges that the Company and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Company Stock while in possession of the allegedly concealed material adverse information. Each complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' and other costs, interest, and other relief.

  The Company has has agreements with officers and directors under which it is indemnifying them in each of these proceedings. The Company is unable to estimate the outcome of these matters or any potential liabilities it may incur. The Company expects to incur legal and other defense costs as a result of such proceedings in an amount which it can not currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts or could include terms in addition to such payments, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

 None

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table provides biographical information regarding the directors and executive officers of the Company as of September 30, 1998. All other information regarding directors and executive officers of the Company required by this item is incorporated by reference to the section entitled "Executive Officers of the Registrant" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders.

  NAME                     AGE   TITLE
  ----                     ---   -----
David C. Collins(1)......  57    Chairman of the Board of Directors and Chief
                                 Executive Officer
Eric R. Garen............  51    President and Director
Max S. Shevitz...........  43    Executive Vice President and Director
Gary R. Wright...........  41    Vice President, Finance, Chief Financial
                                 Officer and Secretary
Mary C. Adams............  42    Vice President, Administration, Investor
                                 Relations and Assistant Secretary
W. Mathew Juechter(1)......65    Director
Michael W. Kane(1).......  47    Director
Alan B. Salisbury........  61    Director and Chairman, Learning Tree
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

  Mr. Juechter has been a director of the Company since June 1987. From 1991 to January 1998, he was Chairman of the Board and Chief Executive Officer of ARC International Ltd., a management consulting and training company. Mr. Juechter continues to serve as Chairman of the Board of ARC International Ltd. From 1986 to 1991, Mr. Juechter was Managing

Director of IRA, Inc. in St. Paul, Minnesota, a management consulting company. Mr. Juechter was President and Chief Executive Officer of Wilson Learning Corp., a multi-national training organization, from 1977 to 1986. From 1989 to 1997, Mr. Juechter served as President of the Board of Governors of the American Society for Training and Development (ASTD).

  Dr. Kane has served as a director of the Company since February 1995. He is President and Chief Executive Officer of M. Kane & Company, Inc., an investment banking firm he founded in 1991 to serve primarily technology companies. Dr. Kane is also Chairman and co-founder of Visual Purple LLC, a private company developing and publishing reality-based interactive training simulations for governmental and corporate clients. Previously, he was an investment banker with Oppenheimer and Co., Inc. from 1988 to 1991, and with L.F. Rothschild & Co. from 1987 to 1988. From 1984 to 1987, Dr. Kane practiced primarily corporate and securities law with the law firm of Irell & Manella, and prior to that he was a Project Leader in the Systems Sciences Department of The Rand Corporation and an independent consultant to the satellite telecommunications industry. Dr. Kane has a Bachelor of Arts degree in Political Science from the University of Wisconsin-Madison and a Master's degree in International Relations, a Ph.D. degree in Political Science and a J.D. degree from the University of California, Los Angeles.

  Dr. Salisbury has been Chairman of Learning Tree International USA, Inc., the Company's operating subsidiary in the United States, since August 1998, and prior to that was President and General Manager from the time he joined the Company in April 1993. From 1991 until 1993, Dr. Salisbury was Chief Operating Officer of Microelectronics and Computer Technology Corporation (MCC), an organization involved in the research and development of IT products located in Austin, Texas. From 1987 to 1991, he was President of the Contel Technology Center, the research and development group of an independent telephone company located in Chantilly, Virginia. Dr. Salisbury is a director of Sybase, Inc., a database software developer, Template Software, a vertical applications software provider and Telepad Corporation, a computer manufacturer. The author of numerous books and articles related to information technology and education, Dr. Salisbury served in the United States Army from 1958 to 1987, when he retired as Commanding General of the U.S. Army Information Systems Engineering Command. He holds a Bachelor of Science degree (with distinction) from the U.S. Military Academy, and Masters and Ph.D. degrees in Electrical Engineering and Computer Science from Stanford University.

  David C. Collins and Mary C. Adams are married. There are no other family relationships among any of the directors or executive officers of the Company.


Item 11.  EXECUTIVE COMPENSATION

  The information regarding compensation of executive officers of the Company required by this item is incorporated by reference to the section entitled "Executive Compensation" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information regarding the security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled "Certain Transactions" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders.

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

 (b) Reports on Form 8-K

     There were no reports on Form 8-K during the three month period ended September 30, 1998.

 (c) Exhibit index

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------
  3.1    Amended and Restated Certificate of Incorporation of the Registrant*

  3.2    By-Laws of the Registrant*

  4.1    Specimen of Common Stock Certificate**

 10.1 Employment Agreement dated as of October 1, 1995 as amended, between Learning Tree International, Inc. and Dr. David C. Collins

 10.2 Employment Agreement dated as of October 1, 1995 as amended, between Learning Tree International, Inc. and Eric R. Garen

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

 23.1    Consent of Arthur Andersen LLP

 27.1    Financial Data Schedule

--------

*    Previously filed on October 6, 1995.
**   Previously filed on November 13, 1995.

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT, LEARNING TREE INTERNATIONAL, INC., A CORPORATION ORGANIZED AND EXISTING UNDER THE LAWS OF THE STATE OF DELAWARE, HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES, STATE OF CALIFORNIA, ON THE 18TH DAY OF DECEMBER, 1998.

                                   Learning Tree International, Inc.


                                   By:  /s/ David C. Collins, Ph.D.
                                        _______________________________________
                                     Name: DAVID C. COLLINS, PH.D.
                                     Title: Chairman of the Board of
                                           Directors and Chief
                                           Executive Officer


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                             TITLE                     DATE
             ---------                             -----                     ----
/s/  David C. Collins, Ph.D.                  Chairman of the Board     December 18, 1998
-----------------------------------           and chief Executive
     DAVID C. COLLINS, PH.D.                  Officer (principal
                                              executive officer)

     /s/  Eric R. Garen                       President and Director    December 18, 1998
-----------------------------------
          ERIC R. GAREN

     /s/  Max S. Shevitz                      Executive Vice            December 18, 1998
-----------------------------------           President and Director
          MAX S. SHEVITZ

     /s/  Gary R. Wright                      Vice President,           December 18, 1998
-----------------------------------           Finance, Chief
          GARY R. WRIGHT                      Financial Officer and
                                              Secretary (principal
                                              financial officer and
                                              principal accounting
                                              officer)

     /s/  W. Mathew Juechter                  Director                  December 18, 1998
-----------------------------------
          W. MATHEW JUECHTER

     /s/  Alan B. Salisbury, Ph.D.            Director                  December 18, 1998
-----------------------------------
          ALAN B. SALISBURY, PH.D.

     /s/  Michael W. Kane, Ph.D.              Director                  December 18, 1998
-----------------------------------
          MICHAEL W. KANE, PH.D.