Form 10-Q
period 1998-12-31
LEARNING TREE INTERNATIONAL INC
filed 1999-02-12
CIK 1002037

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended December 31, 1998
                                   -----------------

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

                         Yes   X     No
                              ---       ----


The number of shares of common stock, $.0001 par value, outstanding as of February 2, 1999, is 21,994,507 shares.

                         Total number of pages  15
                                               ----

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                               December 31, 1998


                               TABLE OF CONTENTS

Part I--Financial Statements                                                                          Page
    Item 1.          Financial Statements:
                     Consolidated Balance Sheets.............................................           3
                     Consolidated Statements of Operations...................................           4
                     Consolidated Statements of Stockholders' Equity.........................           5
                     Consolidated Statements of Cash Flows...................................           6
                     Notes to Consolidated Financial Statements..............................           7

    Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...........................................................           9


Part II--Other Information

    Item 1.          Legal Proceedings......................................................           13
    Item 2.          Changes in Securities..................................................           14
    Item 3.          Defaults Upon Senior Securities........................................           14
    Item 4.          Submission of Matters to a Vote of Security Holders....................           14
    Item 5.          Other Information......................................................           14
    Item 6.          Exhibits and Reports on Form 8-K.......................................           14


Signatures..................................................................................            15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       December 31,    September 30,
                                                                           1998             1998
                                                                       -------------   --------------
                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents.......................................   $ 42,689,000     $ 36,055,000
    Short-term interest-bearing investments.........................     27,671,000       31,136,000
    Trade accounts receivable, net..................................     16,456,000       18,265,000
    Prepaid marketing expenses......................................      1,335,000        1,154,000
    Prepaid expenses and other......................................      2,196,000        3,691,000
                                                                       ------------     ------------
          Total current assets......................................     90,347,000       90,301,000

Equipment, property and leasehold improvements, net.................     28,628,000       27,235,000
Long-term interest-bearing investments..............................     10,000,000       10,169,000
Other assets........................................................      9,250,000        9,685,000
                                                                       ------------     ------------
          Total assets..............................................   $138,225,000     $137,390,000
                                                                       ============     ============

LIABILITIES
Current liabilities:
    Trade accounts payable..........................................   $ 10,993,000     $ 14,618,000
    Deferred revenue................................................     36,010,000       33,357,000
    Accrued liabilities.............................................      7,275,000        7,234,000
    Income taxes payable............................................      3,081,000        4,071,000
                                                                       ------------     ------------
          Total current liabilities.................................     57,359,000       59,280,000

Deferred income taxes...............................................          3,000           17,000
Deferred facilities rent............................................      1,716,000        1,265,000
                                                                       ------------     ------------
          Total liabilities.........................................     59,078,000       60,562,000
                                                                       ------------     ------------

Commitments

STOCKHOLDERS' EQUITY
    Common Stock, $.0001 par value, 75,000,000 shares authorized,
        21,995,000 shares issued and outstanding....................          2,000            2,000
    Additional paid-in capital......................................     42,992,000       42,992,000
    Notes receivable from stockholders..............................         (8,000)          (9,000)
    Deferred compensation--stockholders.............................        (27,000)         (47,000)
    Cumulative foreign currency translation.........................     (1,058,000)        (752,000)
    Retained earnings...............................................     37,246,000       34,642,000
                                                                       ------------     ------------
          Total stockholders' equity................................     79,147,000       76,828,000
                                                                       ------------     ------------
          Total liabilities and stockholders' equity................   $138,225,000     $137,390,000
                                                                       ============     ============




          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                  For the Three Months
                                                    Ended December 31,
                                               ---------------------------
                                                   1998            1997
                                               -----------     -----------
Revenues...................................    $45,152,000     $45,179,000
Costs of revenues..........................     19,840,000      20,340,000
                                               -----------     -----------

    Gross profit...........................     25,312,000      24,839,000
                                               -----------     -----------

Operating expenses:
    Course development.....................      3,377,000       3,165,000
    Sales and marketing....................     13,298,000      14,838,000
    General and administrative.............      5,796,000       5,445,000
                                               -----------     -----------
                                                22,471,000      23,448,000
                                               -----------     -----------

Income from operations.....................      2,841,000       1,391,000
                                               -----------     -----------

Other income (expense):
    Interest expense.......................         (2,000)         (5,000)
    Interest income........................      1,080,000         821,000
    Foreign exchange.......................        144,000         (32,000)
    Other..................................       (118,000)       (217,000)
                                               -----------     -----------
                                                 1,104,000         567,000
                                               -----------     -----------

Income before provision for income taxes...      3,945,000       1,958,000
Provision for income taxes.................      1,341,000         666,000
                                               -----------     -----------

Net income.................................    $ 2,604,000     $ 1,292,000
                                               ===========     ===========
Earnings per common
share......................................    $      0.12     $      0.06
                                               ===========     ===========

Earnings per common share assuming
dilution...................................    $      0.12     $      0.06
                                               ===========     ===========

Weighted average number shares
outstanding................................     21,995,000      21,995,000
                                               ===========     ===========

Diluted shares
outstanding................................     21,995,000      22,062,000
                                               ===========     ===========



          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                               Notes                      Foreign
                                             Additional      Receivable                   Currency                       Total
                                  Common       Paid-In          From        Deferred     Translation     Retained      Stockholders'
                                  Stock        Capital      Stockholders   Compensation   Adjustment      Earnings       Equity
                                ----------   -----------    -------------  -----------   ------------   -----------   -------------
Balance,
  September 30, 1997.........   $    2,000   $42,992,000       $(14,000)    $(127,000)   $(1,066,000)   $24,108,000     $65,895,000

  Comprehensive income:
    Net income...............           --            --             --            --             --      1,292,000       1,292,000
    Foreign currency
      translation............           --            --             --            --       (145,000)            --        (145,000)
                                                                                                                        -----------
  Comprehensive Income.......                                                                                             1,147,000

  Amortization of deferred
    compensation.............           --            --             --        20,000             --             --          20,000

  Collection of notes
    receivable...............           --            --          2,000            --             --             --           2,000
                                ----------   -----------   ------------    ----------    -----------    -----------     -----------
Balance at
  December 31,1997...........   $    2,000   $42,992,000       $(12,000)    $(107,000)   $(1,211,000)   $25,400,000     $67,064,000
                                ==========   ===========   ============    ==========    ===========    ===========     ===========


Balance,
  September 30, 1998.........   $    2,000   $42,992,000       $ (9,000)    $ (47,000)   $  (752,000)   $34,642,000     $76,828,000

  Comprehensive income:
    Net income...............           --            --             --            --             --      2,604,000       2,604,000
    Foreign currency
      translation............           --            --             --            --       (306,000)            --        (306,000)
                                                                                                                        -----------
  Comprehensive Income.......                                                                                             2,298,000

  Amortization of deferred
    compensation.............           --            --             --        20,000             --             --          20,000

  Collection of notes
    receivable...............           --            --          1,000            --             --             --           1,000
                                ----------   -----------   ------------    ----------    -----------    -----------     -----------
Balance at
  December 31,1998...........   $    2,000   $42,992,000       $ (8,000)    $ (27,000)   $(1,058,000)   $37,246,000     $79,147,000
                                ==========   ===========   ============    ==========    ===========    ===========     ===========




          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          For the Three Months
                                                                            Ended December 31,
                                                                        ---------------------------
                                                                            1998            1997
                                                                        -----------     -----------
Cash flows--operating activities:
    Net income......................................................    $ 2,604,000     $ 1,292,000
    Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation and amortization.........................      2,386,000       2,310,000
              Deferred facilities rent charges......................        453,000          67,000
              Amortization of deferred compensation.................         20,000          20,000
              Unrealized foreign exchange (gains) losses............       (226,000)         75,000
              Losses on retirements of equipment....................        133,000         243,000
              Change in net assets and liabilities:
                     Trade accounts receivable......................      1,708,000       5,149,000
                     Prepaid marketing expenses.....................       (185,000)        171,000
                     Prepaid expenses and other.....................      1,476,000         258,000
                     Income taxes...................................       (909,000)     (2,402,000)
                     Trade accounts payable.........................     (3,547,000)     (5,483,000)
                     Deferred revenue...............................      2,918,000       2,110,000
                     Accrued liabilities............................         59,000         759,000
                                                                        -----------     -----------
              Net cash provided by operating activities.............      6,890,000       4,569,000
                                                                        -----------     -----------

Cash flows--investing activities:
    Purchases of equipment, property and leasehold improvements.....     (4,004,000)     (2,558,000)
    Retirements of equipment, property and leasehold improvements...        (10,000)         28,000
    Sales of short-term interest-bearing investments:
        Investments held to maturity................................     11,136,000       6,958,000
        Investments held for sale...................................        400,000              --
    Purchases of short-term interest-bearing investments:
        Investments held to maturity................................     (7,371,000)     (2,652,000)
        Investments held for sale...................................       (700,000)             --
    Other, net......................................................        480,000        (816,000)
                                                                        -----------     -----------
              Net cash provided by (used in) investing activities...        (69,000)        960,000
                                                                        -----------     -----------

Cash flows--financing activities:
    Principal payments of debt and capital leases...................             --         (19,000)
    Collections of stockholder notes................................          1,000           2,000
                                                                        -----------     -----------
              Net cash provided by (used in) financing activities...          1,000         (17,000)
                                                                        -----------     -----------

Effects of exchange rates on cash...................................       (188,000)       (189,000)
                                                                        -----------     -----------
Net increase in cash and cash equivalents...........................      6,634,000       5,323,000
Cash and cash equivalents at the beginning of the period............     36,055,000      32,441,000
                                                                        -----------     -----------
Cash and cash equivalents at the end of the period..................    $42,689,000     $37,764,000
                                                                        ===========     ===========

Supplemental disclosures:
          Income taxes paid.........................................    $ 1,055,000     $ 1,662,000
                                                                        ===========     ===========
          Interest paid.............................................    $     2,000     $     2,000
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

                       LEARNING TREE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

     The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Certain prior period balances have been reclassified to conform with the current period presentation. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1998 that are contained in the Company's 1998 Annual Report on Form 10-K.

Note 2.  Computation of Earnings per Common Share and Earnings per Common Share
         ----------------------------------------------------------------------
         Assuming Dilution:
         -----------------

     Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding using the treasury stock method, 67,000 shares and zero shares were added to the weighted average number of shares outstanding as of December 31, 1997 and 1998, respectively.

Note 3.  Comprehensive Income:
         --------------------

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" as of October 1, 1998. SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the three month periods ended December 31, 1997 and 1998, the only non-stockholder changes in equity were related to the translation of balance sheets which were denominated in foreign currencies. The Company has restated the information for the prior periods included in the accompanying Statements of Stockholders' Equity.

Note 4.  Litigation:
         ----------

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    -----------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also
                       -------------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 95-6384ABC), purportedly on behalf of persons who purchased the
---
Company's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On October 27, 1998, the
                                       -----
plaintiff filed a notice of appeal in Sarah.
                                      -----

                       LEARNING TREE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     On August 27, 1998, plaintiffs amended the Guthrie action to add the Company and two additional officers as defendants and to expand the proposed class period to include persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998.

     Each of the complaints makes similar allegations of misrepresentations in certain public disclosures made by the Company at various times during the class period. Each complaint alleges that the Company and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Company Stock while in possession of the allegedly concealed material adverse information. Each complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' fees and other costs, interest, and other relief.

     The Company has agreements with officers and directors under which it is indemnifying them in each of these proceedings. The Company is unable to estimate the outcome of these matters or any potential liabilities it may incur. The Company may incur legal and other defense costs as a result of such proceedings in an amount which it can not currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts or could include terms in addition to such payments, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

Note 5.  Subsequent Event:
         ----------------

     In January 1999, the Company's Board of Directors approved, subject to shareholder approval, the Learning Tree International, Inc. 1999 Stock Option Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to purchase an aggregate of up to 1,500,000 shares of the Common Stock of the Company. The 1999 Stock Option Plan permits the grant of options to officers, employees, directors and consultants of the Company. The exercise price of incentive stock options granted will be greater than or equal to their fair market value at the date of grant, and the maximum term of all options may not exceed ten years. The vesting schedule and the period required for full exercisability of the stock options is at the discretion of the Board of Directors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Learning Tree International, Inc. (the "Company"), is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management. The Company also tests and certifies IT professionals in 26 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education.

     The Company's Learning Solutions program provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users. The focus of this program is on training that supports the roll-out and use of new organization-wide information systems, tools and applications. The first Learning Solutions program, for General Motors Corporation, was begun during fiscal 1997 and completed in the first quarter of fiscal 1998. A smaller follow-on program for General Motors was also completed during fiscal 1998. The Company is seeking additional Learning Solutions contracts with other potential customers. However, since this business is dependent upon obtaining a small number of large contracts, its revenues are inherently subject to fluctuation and there can be no assurance as to if, or when, the Company will obtain Learning Solutions contracts or the amounts thereof.

     In addition to its instructor-led courses, the Company develops, produces and markets a line of interactive computer-based training courses incorporating audio and graphical elements ("multimedia CBT") that are designed for both stand-alone CD-ROM and network-based delivery. The Company has been marketing its multimedia CBT products through direct mail and telemarketing methods, which focus on high volumes of comparatively smaller unit sales. The Company also markets its multimedia CBT products through field sales of higher value multimedia CBT contracts. To date, the majority of the Company's multimedia CBT revenues have been obtained through direct mail and telemarketing. In developing and marketing its products, including its multimedia CBT products, the Company has emphasized educational quality and features. The Company believes that the value of quality training significantly outweighs the incremental cost to deliver it. That philosophy notwithstanding, at the current time many purchasers of CBT products, particularly those making larger library purchases, appear to be placing more emphasis on pricing and the total number of CBT titles available than on quality. As a result, the Company has attempted to increase its market share by emphasizing sales directly to IT professionals and other prospective purchasers who are focused on quality. There can be no assurance that these strategies will increase market share or that the Company's market share will not decline as a result of these or other trends.

     During fiscal 1998, the Company began to provide its customers with a skills assessment service through its SkillsTree program. SkillsTree is a software package that identifies the skills necessary to perform IT functions and provides an organized computer-based process for companies to assess the technical proficiency of their staff to perform current and future functions. Further, SkillsTree identifies areas where technical proficiency is lacking and specifies which Learning Tree courses could best provide the training necessary to meet the customers' training needs at individual, departmental and enterprise levels. The Company believes there is a demand for these services but there can be no assurances that it will be able to develop a profitable market for the SkillsTree program.

Results of Operations

     In the first fiscal quarter ended December 31, 1998, revenues were substantially unchanged at $45.2 million when compared to the same quarter of the prior year. Income from operations for the quarter ended December 31, 1998 increased $1.4 million or 104% to $2.8 million versus $1.4 million for the same quarter of fiscal 1998. Net income for the quarter ended December 31, 1998 increased by $1.3 million or 102% to $2.6 million versus $1.3 million for the quarter ended December 31, 1997.

     The revenues for the three months ended December 31, 1998 reflect an increase in the number of multi-day course participants to 26,786 compared to 26,298 in the corresponding three months of the prior year and a 4% increase in average revenue per multi-day course participant, which was offset by a reduction in Learning Solutions revenues. The rate of growth in the number of course participants was less than the growth in the prior year. The Company believes that the lower growth rate of course participants may be due to a number of causes, including the pace of introduction of major new software technologies, the effect of our clients' Year 2000 ("Y2K") Compliance programs, and other possible factors. Certain independent as well as internal market surveys have indicated that companies have reduced their spending on IT training and on new software and hardware investments while working to overcome their Y2K problems. There can be no assurance that the Company's revenues will increase as more companies complete their Y2K Compliance projects. The increase in average revenue per multi-day course participant is attributable to an increase in the average course duration, increases in prices, and the introduction and expansion of the 4-course Passport program. The reduction in revenues produced by the Company's Learning Solutions program reflects the completion of the initial and follow-on contracts with General Motors to train General Motors' personnel and dealers on the use and support of a new proprietary information system. The initial contract with General Motors ran from June 1997 to November 1997 and was much larger than the follow-on contract which began in February 1998 and was completed in August 1998. In the first quarter of fiscal 1999, revenues from the Learning Solutions program were from a small third phase of the General Motors program.

     The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with the course instructors, course materials and equipment, freight, classroom facilities and refreshments. For multimedia CBT courses, cost of revenues primarily includes the costs of amortized development, manufacturing, distribution and support. The cost of revenues was 43.9% of revenues in the first quarter of fiscal 1999 compared to 45.0% in the first quarter of fiscal 1998. This reflects the reduced impact of the lower margin Learning Solutions courses for General Motors, an improvement in margins in the instructor-led base business, and the elimination of the low margin Power Seminars business. These improvements were partially offset by a decline in margins on certain multimedia CBT courses due to the amortization of development costs.

     For the first quarter of the fiscal year ended September 30, 1998, the cost of revenues decreased $500,000 or 2% to $19.8 million from $20.3 million for the previous fiscal year. The decrease in the cost of revenues is primarily the result of the decrease in the number of courses conducted under the Learning Solutions program and the elimination of the Power Seminars business. These reductions were offset, in part, by the increased number of course events as well as costs associated with the multimedia CBT product line. The number of multi-day instructor-led course events increased 4% in the first quarter of fiscal 1999 to 1,695 from 1,626 course events in the first quarter of fiscal 1998.

     Costs per multi-day course event increased by approximately 1% in the first quarter of fiscal 1999 compared to the same period in fiscal 1998. The change in the average cost per course event primarily reflects an increase in the average course duration. The Company's new education centers in the United Kingdom and New York both opened in October 1998 and have reduced the Company's use of the more expensive hotel facilities in those cities. To allow for growth, the Company initially leases more capacity in new facilities than it immediately requires. Accordingly, the cost benefit to be realized from new facilities depends upon their current and future utilization rates.

     Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. For the first quarter of fiscal 1999, course development expense was 7.5% of revenue compared to 7.0% in the same period of fiscal 1998. For the three months ended December 31, 1998, course development expenses increased by $212,000 or 7% to $3.4 million from $3.2 million for the three months ended December 31, 1997. The increase in course development costs reflects the write off of development costs for certain CBT courses which were terminated while still under development.

     The number of multi-day course titles was 150 as of December 31, 1998, compared to 146 a year earlier. The change in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. Based upon the current trends in the introduction and evolution of technologies, the Company expects the net number of its course titles to decline somewhat in the second quarter of fiscal 1999, and then grow modestly over the remainder of the next year. However, there can be no assurance that the Company will develop more titles than it retires in any period.

     The number of multimedia CBT course titles increased to 123 as of December 31, 1998 compared to 76 the year before. During the first quarter of fiscal 1998, the Company introduced an HTML-based engine for its multimedia CBT product line. New multimedia CBT titles developed since the first half of fiscal 1998 have been developed using this engine and resources have been allocated to adapt existing courses based on prior engines to the new HTML-based engine.

Accordingly, the rate of the introduction of new multimedia CBT titles has been less during these periods than in earlier periods. The Company anticipates continued allocation of resources to engine development and/or the acquisition of a new engine during fiscal 1999.

     The amount of course development expenses are expected to increase in fiscal 1999 due primarily to development of the SkillsTree product line. The actual number of instructor-led and multimedia CBT course titles which the Company will produce and their delivery dates are subject to a number of factors such as the hiring and training of staff, perceived customer demand, continued refinements in the CBT development and production process and the availability of subject matter experts who are also responsible for teaching the Company's instructor-led courses.

     Sales and marketing expense consists of salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses decreased $1.5 million or 10% to $13.3 million in the first quarter of fiscal 1999 from $14.8 million in the same period of fiscal 1998. The decrease in sales and marketing expenses, for the 1999 fiscal year, occurred primarily as a result of a decrease in direct mail marketing. The Company adjusts its marketing activities to correspond with its expected growth rate in course participants. As discussed above, the rate of growth in the number of course participants has declined from earlier periods. Accordingly, the Company has reduced its marketing expenditures during the first quarter of fiscal 1999 compared to the same period of the 1998 fiscal year. Sales and marketing expenses for the first quarter of fiscal 1999 decreased as a percentage of revenues to 29.5% compared to 32.8% in the first quarter of fiscal 1998.

     In the first quarter of fiscal 1999, general and administrative expenses increased $351,000 or 6% to $5.8 million from $5.4 million for the same period in fiscal 1998. The increase in general and administrative expenses reflects increases in facility related costs and the costs of subleasing a portion of the new London education center. As a percentage of revenue, general and administrative expenses were 12.8% for the first quarter of fiscal 1999 compared to 12.1% in the first quarter of fiscal 1998.

     Other income (expense) is primarily comprised of interest income, interest expense and foreign currency gains and losses. For the first quarter of fiscal 1999, other income increased $537,000 to $ 1.1 million from $567,000 for the first quarter of fiscal 1998. This increase reflects a $259,000 increase in interest income in the first quarter of fiscal 1999 compared the same period of the prior year. In addition, the Company recorded foreign exchange gains of $144,000 in the first quarter of fiscal 1999, compared to $32,000 of foreign exchange losses in the first quarter of fiscal 1998. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of the Company's foreign subsidiaries.

     The provision for income taxes increased $675,000 to $1.3 million for the quarter ended December 31, 1998 from $666,000 for the quarter ended December 31, 1997. The increase in the income tax provision reflects the increase in taxable income.

Backlog
     At December 31, 1998, the Company had a backlog of orders for instructor-led courses of $24.2 million, which represented a 3% decrease compared to the backlog of $24.9 million at December 31, 1997. Only a portion of the Company's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

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

Liquidity and Capital Resources

     Cash and cash equivalents and short-term interest-bearing investments increased to $70.4 million at December 31, 1998 from $67.2 million at September 30, 1998, primarily as a result of the cash provided by operations. In the quarter ended December 31, 1998, cash provided by operations was approximately $6.9 million compared to $4.6 million during the same period in the prior year. The increase in cash provided by operations reflects the increase in profitability, reduced payments of income taxes and increased deferred revenues. At December 31, 1998, the Company had working capital of $33.0 million.

     During the quarter ended December 31, 1998, the Company invested $4.0 million in equipment and facilities compared to $2.6 million in the same period of the prior year. The higher level of investment during the current year was primarily related to the build-out of education center facilities in New York and London. As of December 31, 1998, the Company had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

     The Company has focused most of its efforts on internal systems because it believes this area could be its primary source of Y2K problems. The Company's internal computer systems are the foundation for its business operations and include such critical functions as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable and general ledger. The Company has completed a review of these critical systems and has determined that they are not Y2K compliant. These systems are supported by third parties who currently have software updates available at reasonable prices. The Company expects to install and implement these updates by June 30, 1999. However, there can be no assurance that this schedule will not be delayed. The Company is also in the progress of reviewing other equipment that contains date-sensitive information. The Company expects to complete its review of all other internal systems by April 30, 1999 and does not expect this review to uncover a risk of a material effect on its operations from Y2K problems in this area.

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

     Costs to Address the Y2K Issue. Costs to address the Y2K problem include hardware, software and implementation costs paid to outside consultants. These costs to date have totaled less than $100,000, the majority of which have been expensed. The Company expects to incur additional costs totaling less than $100,000 to upgrade its internal systems.

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

Forward-looking Information

     Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of courses and products, the impact of competition and downward pricing pressures, the effect of changing economic conditions, the Company's ability to attract and retain key management and other personnel, risks in technology development and introduction, the risks involved in currency fluctuations, and the other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's 1998 Annual Report on Form 10-K.


                          PART II - OTHER INFORMATION

Item 1:    LEGAL PROCEEDINGS

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    -----------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29,

1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No.
                                   -------------------------
BO193465), also purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree
                                              -------------------------
International et al., Case No. 95-6384ABC), purportedly on behalf of persons who
--------------------
purchased the Company's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On October 27,
                                                  -----
1998, the plaintiff filed a notice of appeal in Sarah.
                                                -----

     On August 27, 1998, plaintiffs amended the Guthrie action to add the Company and two additional officers as defendants and to expand the proposed class period to include persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998.

     Each of the complaints makes similar allegations of misrepresentations in certain public disclosures made by the Company at various times during the class period. Each complaint alleges that the Company and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Company Stock while in possession of the allegedly concealed material adverse information. Each complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' fees and other costs, interest, and other relief.

     The Company has agreements with officers and directors under which it is indemnifying them in each of these proceedings. The Company is unable to estimate the outcome of these matters or any potential liabilities it may incur. The Company may incur legal and other defense costs as a result of such proceedings in an amount which it can not currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts or could include terms in addition to such payments, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

Item 2:    CHANGES IN SECURITIES

           Not Applicable

Item 3:    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4:    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the first quarter of fiscal 1999, through the solicitation of proxies or otherwise.

Item 5:    OTHER INFORMATION

           Not Applicable

Item 6:    EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits

               27.1 Financial Data Schedule

           b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LEARNING TREE INTERNATIONAL, INC.



Dated:  February 3, 1999            By:   /s/ Gary R. Wright
                                       ----------------------------------------
                                       Gary R. Wright
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Duly Authorized Officer)