Form 10-Q
period 1999-03-31
LEARNING TREE INTERNATIONAL INC
filed 1999-05-14
CIK 1002037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934
     For the quarterly period ended March 31, 1999
                                    --------------

                                      or

{ } Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
     For the transition period from____________to___________



Commission file number 0-27248
                       -------



                       Learning Tree International, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    95-3133814
      --------------------------                     --------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    identification No.)

            6053 West Century Boulevard, Los Angeles, CA      90045
         -------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code     (310) 417-9700
                                                        ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    ------     ------

The number of shares of common stock, $.0001 par value, outstanding as of May 5, 1999, is 21,788,407 shares.

                     Total number of pages         16
                                                 ------

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                March 31, 1999


                               TABLE OF CONTENTS

Part I     Financial Statements                                                                   Page
                                                                                                  ----
  Item 1.   Financial Statements:
               Condensed Consolidated Balance Sheets.............................................  3
               Condensed Consolidated Statements of Operations...................................  4
               Condensed Consolidated Statements of Stockholders' Equity.........................  5
               Condensed Consolidated Statements of Cash Flows...................................  6
               Notes to Condensed Consolidated Financial Statements..............................  7

  Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................................  9

Part II--Other Information

  Item 1.   Legal Proceedings.................................................................... 14
  Item 2.   Changes in Securities................................................................ 14
  Item 3.   Defaults Upon Senior Securities...................................................... 14
  Item 4.   Submission of Matters to a Vote of Security Holders.................................. 15
  Item 5.   Other Information.................................................................... 15
  Item 6.   Exhibits and Reports on Form 8-K..................................................... 15


Signatures....................................................................................... 16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       March 31,      September 30,
                                                                         1999             1998
                                                                     ------------    ---------------
ASSETS                                                                (Unaudited)
Current assets:
     Cash and cash equivalents.....................................  $ 23,530,000     $ 36,055,000
     Short-term interest-bearing investments.......................    50,412,000       31,136,000
     Trade accounts receivable, net................................    15,237,000       18,265,000
     Prepaid marketing expenses....................................     2,074,000        1,154,000
     Prepaid expenses and other....................................     5,510,000        3,691,000
                                                                     ------------     ------------
          Total current assets.....................................    96,763,000       90,301,000
                                                                     ------------     ------------

Equipment and leasehold improvements, net..........................    27,628,000       27,235,000
Long-term interest-bearing investments.............................     9,677,000       10,169,000
Other assets.......................................................     7,789,000        9,685,000
                                                                     ------------     ------------
          Total assets.............................................  $141,857,000     $137,390,000
                                                                     ============     ============
LIABILITIES
Current liabilities:
     Trade accounts payable........................................  $ 11,114,000     $ 14,618,000
     Deferred revenue..............................................    35,897,000       33,357,000
     Accrued liabilities...........................................     7,001,000        7,234,000
     Income taxes payable..........................................     3,865,000        4,071,000
                                                                     ------------     ------------
          Total current liabilities................................    57,877,000       59,280,000

Deferred income taxes..............................................       649,000           17,000
Deferred facilities rent...........................................     2,990,000        1,265,000
                                                                     ------------     ------------
          Total liabilities........................................    61,516,000       60,562,000
                                                                     ------------     ------------
Commitments

STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value; 75,000,000 shares authorized
     21,840,000 and 21,995,000 shares issued and outstanding.......         2,000            2,000
Additional paid-in capital.........................................    41,868,000       42,992,000
Notes receivable from stockholders.................................        (8,000)          (9,000)
Deferred compensation--stockholders................................       (11,000)         (47,000)
Cumulative foreign currency translation............................    (1,568,000)        (752,000)
Retained earnings..................................................    40,058,000       34,642,000
                                                                     ------------     ------------
          Total stockholders' equity...............................    80,341,000       76,828,000
                                                                     ------------     ------------
          Total liabilities and stockholders' equity...............  $141,857,000     $137,390,000
                                                                     ============     ============

    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended                          Six Months Ended
                                                 March 31,                                    March 31,
                                      -----------------------------------        -----------------------------------
                                           1999                 1998                  1999                 1998
                                      --------------       --------------        --------------       --------------
Revenues............................   $46,520,000          $45,005,000           $91,672,000          $90,184,000
Costs of revenues...................    19,460,000           18,677,000            39,300,000           39,017,000
                                       -----------          -----------           -----------          -----------

      Gross profit..................    27,060,000           26,328,000            52,372,000           51,167,000
                                       -----------          -----------           -----------          -----------

Operating expenses:
      Course development............     3,721,000            2,721,000             7,098,000            5,886,000
      Sales and marketing...........    14,016,000           15,574,000            27,314,000           30,412,000
      General and administrative....     5,897,000            5,562,000            11,693,000           11,007,000
                                       -----------          -----------           -----------          -----------
                                        23,634,000           23,857,000            46,105,000           47,305,000
                                       -----------          -----------           -----------          -----------

Income from operations..............     3,426,000            2,471,000             6,267,000            3,862,000
                                       -----------          -----------           -----------          -----------

Other income (expense):
      Interest expense..............        (2,000)              (4,000)               (4,000)              (9,000)
      Interest income...............       926,000              709,000             2,006,000            1,530,000
      Foreign exchange..............       (57,000)             (15,000)               87,000              (47,000)
      Other.........................       (32,000)              40,000              (150,000)            (177,000)
                                       -----------          -----------           -----------          -----------
                                           835,000              730,000             1,939,000            1,297,000
                                       -----------          -----------           -----------          -----------

Income before provision for income
  taxes.............................     4,261,000            3,201,000             8,206,000            5,159,000
Provision for income taxes..........     1,449,000            1,088,000             2,790,000            1,754,000
                                       -----------          -----------           -----------          -----------

Net income..........................   $ 2,812,000          $ 2,113,000           $ 5,416,000          $ 3,405,000
                                       -----------          -----------           -----------          -----------


Earnings per common share...........   $      0.13          $      0.10           $      0.25          $      0.15
                                       -----------          -----------           -----------          -----------

Earnings per common share assuming
  dilution..........................   $      0.13          $      0.10           $      0.25          $      0.15
                                       -----------          -----------           -----------          -----------

Weighted average number of shares
  outstanding.......................    21,970,000           21,995,000            21,982,000           21,995,000
                                       -----------          -----------           -----------          -----------

Diluted shares outstanding..........    21,976,000           22,003,000            21,985,000           22,036,000
                                       -----------          -----------           -----------          -----------

     See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                        Notes                           Foreign
                                        Additional    Receivable                        Currency                        Total
                             Common      Paid-In         From          Deferred       Translation        Retained    Stockholders'
                              Stock      Capital     Stockholders    Compensation      Adjustment        Earnings       Equity
                             ------     ----------   ------------    ------------     -----------        --------    -------------
Balance,
   September 30, 1997.....   $2,000    $42,992,000      $(14,000)       $(127,000)    $(1,066,000)     $24,108,000   $65,895,000

Comprehensive income:
   Net income.............       --             --            --               --              --        3,405,000     3,405,000
   Foreign currency
     translation..........       --             --            --               --         (79,000)              --       (79,000)
                                                                                                                     -----------
Comprehensive income......                                                                                             3,326,000

Amortization of deferred
   compensation...........       --             --            --           40,000              --               --        40,000

Collection of notes
   receivable.............       --             --         3,000               --              --               --         3,000
                             ------    -----------      --------        ---------     -----------      -----------   -----------

Balance at
  March 31, 1998..........   $2,000    $42,992,000      $(11,000)       $ (87,000)    $(1,145,000)     $27,513,000   $69,264,000
                             ======    ===========      ========        =========     ===========      ===========   ===========

Balance,
 September 30, 1998......    $2,000    $42,992,000      $ (9,000)       $ (47,000)    $  (752,000)     $34,642,000   $76,828,000

Comprehensive income:
   Net income.............       --             --            --               --              --        5,416,000     5,416,000
   Foreign currency
     translation..........       --             --            --               --        (816,000)              --      (816,000)
                                                                                                                     -----------
Comprehensive income......                                                                                             4,600,000

Amortization of deferred
   compensation...........       --             --            --           36,000              --               --        36,000

Repurchase of common
   stock..................       --     (1,124,000)           --               --              --               --    (1,124,000)

Collection of notes
   receivable.............       --             --         1,000               --              --               --         1,000
                             ------    -----------      --------        ---------     -----------      -----------   -----------

Balance at
  March 31, 1999..........   $2,000    $41,868,000      $ (8,000)       $ (11,000)    $(1,568,000)     $40,058,000   $80,341,000
                             ======    ===========      ========        =========     ===========      ===========   ===========


    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       March 31,
                                                                          --------------------------------
                                                                              1999                 1998
                                                                          ------------         -----------
Cash flows--operating activities:
    Net income.......................................................     $  5,416,000         $ 3,405,000
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization..............................        4,865,000           4,553,000
          Losses on disposals of equipment and leasehold
             improvements............................................          224,000             197,000
          Deferred facilities rent charges...........................        1,759,000              60,000
          Amortization of deferred compensation......................           36,000              40,000
          Unrealized foreign exchange (gains) losses.................         (183,000)             86,000
          Change in net assets and liabilities:
             Trade accounts receivable...............................        2,571,000           4,889,000
             Prepaid marketing expenses..............................         (930,000)            484,000
             Prepaid expenses and other..............................       (1,966,000)          1,174,000
             Income taxes...........................................           692,000            (490,000)
             Trade accounts payable.................................        (3,211,000)         (4,850,000)
             Deferred revenue.......................................         3,220,000           3,920,000
             Accrued liabilities....................................           (88,000)           (330,000)
                                                                          ------------         -----------
          Net cash provided by operating activities.................        12,405,000          13,138,000
                                                                          ------------         -----------

Cash flows--investing activities:
    Purchases of equipment and leasehold improvements...............        (5,677,000)         (5,690,000)
    Retirements of equipment and leasehold improvements.............           (28,000)            455,000
    Proceeds from short-term interest-bearing investments:
        Investments held to maturity................................        18,507,000          11,482,000
        Investments held for sale...................................         4,200,000           4,800,000
    Purchases of short-term interest-bearing investments:
        Investments held to maturity................................       (37,183,000)        (11,117,000)
        Investments held for sale...................................        (4,800,000)         (8,700,000)
    Other, net......................................................         1,782,000          (1,680,000)
                                                                          ------------         -----------
          Net cash used in investing activities.....................       (23,199,000)        (10,450,000)
                                                                          ------------         -----------

Cash flows--financing activities:
    Principal payments of debt and capital leases...................             --                (19,000)
    Repurchase of Common Stock......................................        (1,124,000)              --
    Collections of stockholder notes receivable.....................             1,000               3,000
                                                                          ------------         -----------
          Net cash used in financing activities.....................        (1,123,000)            (16,000)
                                                                          ------------         -----------

Effects of exchange rates on cash...................................          (608,000)            (15,000)
                                                                          ------------         -----------
Net increase (decrease) in cash and cash equivalents................       (12,525,000)          2,657,000
Cash and cash equivalents at the beginning of the period............        36,055,000          32,441,000
                                                                          ------------         -----------
Cash and cash equivalents at the end of the period..................      $ 23,530,000         $35,098,000
                                                                          ============         ===========

Supplemental disclosures:
          Income taxes paid.........................................      $  2,007,000         $ 2,265,000
                                                                          ============         ===========
          Interest paid.............................................      $      2,000         $     2,000
                                                                          ============         ===========

     See accompanying notes to condensed consolidated financial statements.

                       LEARNING TREE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Operations and Significant Accounting Policies:
         -----------------------------------------------

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

Note 2.  Computation of Earnings per Common Share and Earnings per Common Share
         ----------------------------------------------------------------------
Assuming Dilution:
------------------

         Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 6,000 shares and 3,000 shares were added to the weighted average number of shares outstanding for the three and six month periods ended March 31, 1999, respectively. Approximately 8,000 shares and 41,000 shares were added to the weighted average number of shares outstanding for the three and six month periods ended March 31, 1998, respectively.

Note 3.  Comprehensive Income:
         --------------------

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" as of October 1, 1998. SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the three and six month periods ended March 31, 1999 and 1998, the only non-stockholder changes in equity were related to the translation of balance sheets which were denominated in foreign currencies. The Company has restated the information for the prior periods included in the accompanying Statements of Stockholders' Equity.

Note 4.  Litigation:
         ----------

         On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    ----------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also
                       ------------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 95-6384ABC), purportedly on behalf of persons who purchased the
--
Company's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On April 15, 1999, the Court of
                                 -----
Appeals reversed the dismissal of Sarah.
                                  -----

                       LEARNING TREE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         On August 27, 1998, plaintiffs amended the Guthrie action to add the Company and two additional officers as defendants and to expand the proposed class period to include persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998.

         Each of the complaints makes similar allegations of misrepresentations in certain public disclosures made by the Company at various times during the class period. Each complaint also alleges that the Company and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Company Stock while in possession of allegedly concealed material adverse information. Each complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' fees and other costs, interest, and other relief.

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

Note 5.  Write-off of Deferred Development Costs:
         ---------------------------------------

         During the three and six month periods ended March 31, 1999, the Company wrote-off deferred development costs of $1,052,000 and $1,211,000, respectively. These write-offs include deferred development costs estimated to be non-realizable as well as costs for certain CBT courses which were terminated while still under development. These costs are included in Course Development expense.

Note 6.  Repurchase of Company Stock:
         ----------------------------

         On March 8, 1999, the Board of Directors of the Company authorized the management of the Company to repurchase up to 1,000,000 shares of the Common Stock of the Company. During the quarter ended March 31, 1999, the Company repurchased approximately 154,000 shares of its Common Stock on the open market at a total cost of approximately $1,124,000. The Company may repurchase additional shares in the future depending upon market conditions and subject to Rule 10b-18 of the Securities Exchange Act of 1934.

Note 7.  Stock Option Plan:
         ------------------

         At the Company's Annual Shareholder meeting, held on March 5, 1999, the shareholders approved the Learning Tree International, Inc. 1999 Stock Option Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to purchase an aggregate of up to 1,500,000 shares of the Common Stock of the Company. The 1999 Stock Option Plan permits the grant of options to officers, employees, directors and consultants of the Company. The exercise price of incentive stock options granted will be greater than or equal to their fair market value at the date of grant, and the maximum term of all options may not exceed ten years. The vesting schedule and the period required for full exercisability of the stock options is at the discretion of the Board of Directors.

Item. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

         The Company's Learning Solutions program provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users. The focus of this program is on training that supports the roll-out and use of new organization-wide information systems, tools and applications. The Company is seeking additional Learning Solutions contracts with other potential customers. However since this business is dependent upon obtaining a small number of large contracts, its revenues are inherently subject to fluctuations and there can be no assurance as to if, or when, the Company will obtain Learning Solutions contracts or the amounts thereof.

         In addition to its instructor-led courses, the Company develops, produces and markets a line of interactive computer-based training courses incorporating audio and graphical elements ("multimedia CBT") that are designed for both stand-alone CD-ROM and network-based delivery. The Company believes that, over time, technology-based training methods are likely to shift from delivery on CD-ROM to delivery over the Internet. The Company is evaluating the migration of its CBT courses to an Internet delivery platform which would require a significant investment. There can be no assurance that a profitable market for Internet-based training will develop or that the Company would be able to profitably develop an Internet delivery capability should it choose to do so.

         The Company has been marketing its multimedia CBT products through direct mail and telemarketing methods, which focus on high volumes of comparatively smaller unit sales. The Company also markets its multimedia CBT products through field sales of higher value multimedia CBT contracts. To date, the majority of the Company's multimedia CBT revenues have been obtained through direct mail and telemarketing. In developing and marketing its products, including its multimedia CBT products, the Company has emphasized educational quality and features. The Company believes that the value of quality training significantly outweighs the incremental cost to acquire it. That philosophy notwithstanding, at the current time many purchasers of CBT products, particularly those making larger library purchases, appear to be placing more emphasis on pricing and the total number of CBT titles available than on quality. Competition in the CBT market has continued to intensify, with significant pressure on both pricing and margins. As a result of these factors, the Company has emphasized selling directly to IT professionals and other prospective purchasers who are focused on quality. There can be no assurance that these strategies will increase market share or that the Company's market share will not decline as a result of these or other trends.

         During fiscal 1998, the Company began to provide its customers with a skills assessment service through its SkillsTree program. SkillsTree is a software package that identifies the skills necessary to perform IT functions and provides an organized computer-based process for companies to assess the technical proficiency of their staff to perform current and future functions. Further, SkillsTree identifies areas where technical proficiency is lacking and specifies which Learning Tree courses could best provide the training necessary to meet the customers' training needs at individual, departmental and enterprise levels. The Company believes there is a demand for these services, but there can be no assurances that it will be able to develop a profitable market for the SkillsTree programs.

Results of Operations
         In the second fiscal quarter ended March 31, 1999, revenues increased by $1.5 million or 3% to $46.5 million from $45.0 million for the corresponding quarter of the prior year. Income from operations for the quarter ended March 31, 1999 increased $955,000 or 39% to $3.4 million versus $2.5 million for the same quarter of fiscal 1998. Net income for the quarter ended March 31, 1999 increased $699,000 or 33% to $2.8 million from $2.1 million for the same period last year.

         For the six month period ended March 31, 1999, revenues increased by $1.5 million or 2% to $91.7 million from $90.2 million for the six months ended March 31, 1998. Income from operations for the six months ended March 31, 1999, increased $2.4 million or 62% to $6.3 million versus $3.9 million for the corresponding period of the prior year. Net income for the six months ended March 31, 1999 increased $2.0 million or 59% to $5.4 million versus $3.4 million for the corresponding period of the prior year.

         The modest growth in revenues in the second fiscal quarter was primarily the result of a 2% increase in average revenue per multi-day course participant and growth in revenues from the multimedia CBT product line. During the second quarter, participants in multi-day instructor-led courses decreased slightly to 27,714 from 27,750, for the same period a year ago.

         The increase in revenues for the six months ended March 31, 1999 resulted primarily from a 3% increase in average revenue per multi-day course participant, additional CBT product line revenues and an increase in participants in multi-day instructor-led courses offset, in part, by a decrease in revenues from Learning Solutions programs. The number of participants in multi-day instructor-led courses increased 1% to 54,500 from 54,048 for the same period a year ago.

         The Company believes that the low growth rate of course participants may be due to a number of causes, including the pace of introduction of major new software technologies, the effect of our clients' Year 2000 ("Y2K") Compliance programs, and other possible factors. Certain independent as well as internal market surveys have indicated that companies have reduced their spending on IT training and on new software and hardware investments while working to overcome their Y2K problems. There can be no assurance that the Company's revenues will increase as more companies complete their Y2K Compliance projects. The increase in average revenue per multi-day course participant is attributable to an increase in the average course duration, increases in prices, and the introduction and expansion of the 4-course Passport program. The reduction in revenues produced by the Company's Learning Solutions program reflects the completion of the initial and follow-on contracts with General Motors to train General Motors' personnel and dealers on the use and support of a new proprietary information system. The initial contract with General Motors ran from June 1997 to November 1997 and was much larger than the follow-on contract which began in February 1998 and was completed in August 1998. In fiscal 1999, revenues from the Learning Solutions program were from a small third phase of the General Motors program.

         The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials, course equipment, freight, classroom facilities and refreshments. For multimedia CBT courses, cost of revenues primarily includes the costs of amortized development, manufacturing, distribution and support. The cost of revenues increased to 41.8% of revenues in the second quarter of fiscal 1999 compared to 41.5% in the second quarter of fiscal 1998 reflecting lower margins in the Company's multimedia CBT and Learning Solutions product lines which were offset, in part, by improved margins in multi-day instructor-led courses. For the six months ended March 31, 1999, the cost of revenues decreased to 42.9% of revenues compared to 43.3% for the same period in fiscal 1998, reflecting improved margins in the Company's instructor-led product line which was somewhat offset by lower margins in the Company's multimedia CBT and Learning Solutions product lines.

         For the second quarter of fiscal 1999, the cost of revenues increased $783,000 or 4% to $19.5 million from $18.7 million for the same quarter of fiscal 1998. For the six months ended March 31, 1999, the Company's cost of revenues increased by $283,000 or 1% to $39.3 million from $39.0 million for the corresponding period in the prior year. The increases in the cost of revenues compared to the same periods in the prior year primarily reflect lower margins in the Company's multimedia CBT product line, due to the amortization of deferred development costs; Learning Solutions course costs, during the second quarter and; an increase in the number of multi-day instructor-led courses for the year-to-date. During the second fiscal quarter ended March 31, 1999, the number of multi-day instructor-led courses was 1,741 compared to 1,743 during the same period last year. For the six months ended March 31, 1999, the number of multi-day instructor-led courses was 3,436 compared to 3,369 for the corresponding period in fiscal 1998.

         Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expenses increased by $1.0 million or 37% to $3.7 million for the quarter ended March 31, 1999 versus $2.7 million in the quarter ended March 31, 1998. For the six months ended March 31, 1999, course development expenses increased $1.2 million or 21% to $7.1 million from $5.9 million for the corresponding period in the prior year. The increased costs reflect the write-off of deferred development costs of $1.1 million and $1.2 million in the three and six month periods ending March 31, 1999, respectively. These write-offs include deferred development costs estimated to be non-realizable as well as costs for certain CBT courses which were terminated while still under development.

         The number of multi-day instructor-led course titles was 144 as of March 31, 1999, compared to 146 a year earlier. The change in size of the multi-day instructor-led course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing costs of marketing them and maintaining their technological content. During the second quarter, the Company retired a number of courses which had their final presentation within the quarter. Accordingly, the number of course titles is expected to decline during the third quarter. There can be no assurance that the Company will develop more titles than it retires in any period.

         The number of CBT course titles increased to 134 as of March 31, 1999 compared to 86 a year ago. The Company expects to develop a modest number of new CBT course titles while it evaluates the market viability and methodologies for the potential Internet delivery of its CBT courses.

         Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses decreased $1.6 million or 10% to $14.0 million for the quarter ended March 31, 1999 versus $15.6 million for the quarter ended March 31, 1998. For the six months ended March 31, 1999, sales and marketing expenses decreased $3.1 million or 10% to $27.3 million from $30.4 million for the corresponding period in the prior year. The decrease in sales and marketing expenses occurred primarily as a result of a decrease in direct mail marketing costs per piece and reductions in other marketing costs and sales personnel costs.

         The Company seeks to adjust its marketing activities to correspond with its expected growth rate in course participants. As discussed above, the rate of growth in the number of course participants has declined from earlier periods. Accordingly, the Company has reduced its marketing expenditures during the second quarter of fiscal 1999 compared to the same periods of the 1998 fiscal year. Sales and marketing expenses for the second quarter of fiscal 1999 decreased as a percentage of revenues to 30.1% compared to 34.6% in the second quarter of 1998. Sales and marketing expenses for the six months ended March 31, 1999 decreased to 29.8% as a percentage of revenues compared to 33.7% for the same period last year.

         General and administrative expenses increased $335,000 or 6% to $5.9 million for the quarter ended March 31, 1999 compared to $5.6 million in the same quarter of the prior year. For the six months ended March 31, 1999, general and administrative expenses increased $686,000 or 6% to $11.7 million from $11.0 million for the corresponding period in the prior year. The increase in general and administrative expenses reflects increases in information systems and other administrative staff and related costs and increases in facilities related costs over the prior year. As a percentage of revenue, these costs increased to 12.8% in the six months ended March 31, 1999 from 12.2% in the corresponding periods of the prior year.

         Other income (expense) is comprised of interest income, interest expense, foreign currency gains and losses and other. Other income increased $105,000 to $835,000 for the quarter ended March 31, 1999 versus $730,000 for the corresponding quarter in the prior year. For the six months ended March 31, 1999, other income increased by $642,000 to $1.9 million from $1.3 million for the corresponding six month period in the prior year. The increases in net other income are primarily attributable to additional interest income as compared with the same periods a year ago.

         The provision for income taxes increased $361,000 to $1.4 million for the quarter ended March 31, 1999 compared to $1.1 million for the same quarter of the prior year. For the six months ended March 31, 1999, the provision for income taxes increased $1.0 million to $2.8 million or 59% from $1.8 million for the same period a year ago. The increases in the income tax provisions reflect the increases in taxable income.

Backlog
         At March 31, 1999, the Company had a backlog of orders for instructor-led courses of $29.1 million, which represented no change compared to the backlog of $29.1 million at March 31, 1998. Only a portion of the Company's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

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

Liquidity and Capital Resources
         Cash and cash equivalents and short-term interest-bearing investments increased to $73.9 million at March 31, 1999 from $67.2 million at September 30, 1998, primarily as a result of cash provided by operations offset by property additions and stock repurchases. For the six months ended March 31, 1999, cash provided by operations was approximately $12.4 million compared to $13.1 million during the same period in the prior year. The decrease in cash provided by operations reflects an increase in prepaid expenses offset, in part, by increased profitability. As of March 31, 1999, the Company had working capital of $39.0 million.

         In March 1999, the Company announced that the Board of Directors had authorized it to repurchase up to 1,000,000 shares of Common Stock. Through March 31, 1999, the Company had repurchased approximately 154,000 shares of Common Stock for approximately $1,124,000. The Company expects to make additional purchases through open-market transactions based upon market conditions and subject to Rule 10b-18 of the Securities Exchange Act of 1934. There can be no assurance that the Company will acquire all of the shares which it has been authorized to repurchase. The Board of Directors may authorize additional repurchases of Common Stock in the future.

         For the six months ended March 31, 1999, the Company invested $5.7 million in equipment and facilities compared to $5.7 million in the same period of the prior year. The level of investment during the current year reflects the build-out of education center facilities in New York and London during the first quarter, and the continuing upgrade of course equipment. As of March 31, 1999, the Company had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

         State of Readiness. The Company has divided its review of Y2K problems into three major areas: (1) internal information systems, (2) Company products, including components supplied by outside vendors, and (3) potential Y2K problems associated with outside vendors.

         The Company has focused most of its efforts on internal systems because it believes this area could be its primary source of Y2K problems. The Company's internal computer systems are the foundation for its business operations and include such critical functions as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable and general ledger. The Company has completed a review of these critical systems and has determined that they are not Y2K complaint. These systems are supported by third parties who currently have software updates available at reasonable prices. The Company expects to complete the installation and implementation of these updates by August 1, 1999. However, there can be no assurance that this schedule will not be delayed. The Company is also in the progress of reviewing other equipment that contains date-sensitive information. The Company expects to complete its review of all other internal systems by May 31, 1999 and does not expect to uncover a risk of a material effect on its operations from Y2K problems in this area.

         The Company has reviewed its products and believes that they are Y2K compliant.

         The Company is also in progress of identifying any potential Y2K problems from outside vendors whose systems interface with the Company's internal systems. The Company completed this review April 30, 1999. The Company does not presently plan a general review of other outside vendors, such as banks, utilities, telephone companies, airlines and shipping companies, and is relying on general industry pressure to ensure Y2K compliance by these vendors. Based on a preliminary review of the Y2K problems associated with outside vendors, the Company does not expect this issue to have a material adverse effect on its operations. However, since third-party Y2K compliance is not within the Company's control, the Company cannot be sure that Y2K problems affecting the systems of other companies on which the Company's systems rely will not have a material adverse effect on the Company's operations. For example, any significant disruption in the banking system, public utilities, local or long distance telephone service, airplane travel, mail and other common carriers, or other external systems could severely impact the Company.

         Costs to Address the Y2K Issue. Costs to address the Y2K problem include hardware, software and implementation costs paid to outside consultants. These costs to date have totaled less than $100,000, the majority of which have been expensed. The Company expects to incur additional costs totaling less than $100,000 to upgrade its internal systems.

         Risks Presented by the Year 2000 Issue. To date, the Company has not identified any Y2K problem that it believes could materially adversely affect the Company or for which a suitable solution cannot be timely implemented. However, even though the Company has completed its review of interfaces with other outside vendors, it is possible that Y2K problems may be identified that could result in a material adverse effect on its operations. Furthermore, no assessment program can guarantee identification of all potential issues.

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

         Possible Impact on Revenues. The Company's marketing and promotion programs rely heavily on direct mail programs and telephone solicitation. An interruption in mail delivery or telephone service could significantly reduce the Company's marketing efforts with a possible material adverse impact on revenues. Further, the services rendered by the Company are heavily reliant on the ability of its customers to travel to the locations where the Company offers its courses. An interruption in travel services could significantly reduce the ability of the Company's customers to attend courses with a possible adverse impact on revenues. The Y2K problem is also expected to result in some degree of general economic dislocation which could decrease demand for the Company's products and services resulting in a possible material adverse impact on revenues. Certain independent as well as internal market surveys have indicated that companies have reduced their spending on IT training and on new software and hardware investments while working to overcome their Y2K problems. There can be no assurance that the Company's revenue will increase as more companies complete their Y2K Compliance projects.

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

                          PART II - OTHER INFORMATION



Item 1:      LEGAL PROCEEDINGS

         On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    ----------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also
                       ------------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 95-6384ABC), purportedly on behalf of persons who purchased the
--
Company's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On April 15, 1999, the Court of
                                 -----
Appeals reversed the dismissal of Sarah.
                                  -----

         On August 27, 1998, plaintiffs amended the Guthrie action to add the Company and two additional officers as defendants and to expand the proposed class period to include persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998.

         Each of the complaints makes similar allegations of misrepresentations in certain public disclosures made by the Company at various times during the class period. Each complaint also alleges that the Company and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Company Stock while in possession of allegedly concealed material adverse information. Each complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' fees and other costs, interest, and other relief.

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


Item 2.      CHANGES IN SECURITIES

             Not Applicable


Item 3.      DEFAULTS UPON SENIOR SECURITIES

             Not Applicable

Item 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

             The Company held its Annual Meeting on March 5, 1999. During the Annual Meeting of Stockholders the matters that were voted upon were as follows:

             1. Election of Directors
             2. Approval of the 1999 Stock Option Plan

             The following are the results of the voting:

                     1.   Election of Directors:                                 Shares for         Shares withheld
                                                                               --------------       ---------------

                             Class I Directors for a term expiring in 2002.
                                        W. Mathew Juechter                       19,530,312             650,649
                                        Alan B. Salisbury                        19,530,312             650,649
                                        Theodore E. Guth                         19,530,312             650,649

             The current terms of the Class II Directors, Michael W. Kane and Max Shevitz, continue until the 2000 Annual Meeting of Stockholders. The current terms of the Class I Directors, David C. Collins and Eric R. Garen, continue until the 2001 Annual Meeting of Stockholders.

                     2.   The 1999 Stock Option Plan was approved.


Item 5.      OTHER INFORMATION

             Not Applicable


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a)  Exhibits

                    10.9 Employment Agreement dated as of February 25, 1999,
                         between Learning Tree International, Inc and James E. Furlan
                    27.1 Financial Data Schedule

             b)  Reports on Form 8-K

                    A Form 8-K was filed on March 8, 1999 regarding the Company's announcement that the Company's Board of Directors had authorized the management of the Company to repurchase up to 1,000,000 shares of the Common Stock of the Company.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LEARNING TREE INTERNATIONAL, INC.



Dated:  May 13, 1999               By:  /s/ Gary R. Wright
                                        ---------------------------------
                                        Gary R. Wright
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Duly Authorized Officer)