Form 10-Q
period 1999-06-30
LEARNING TREE INTERNATIONAL INC
filed 1999-08-12
CIK 1002037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

{X} Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934
      For the quarterly period ended June 30, 1999
                                     -------------

                                      or

{ } Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
      For the transition period from____________to___________


Commission file number 0-27248
                       -------

                       Learning Tree International, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                        95-3133814
    -------------------------------                        ---------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         identification No.)

              6053 West Century Boulevard, Los Angeles, CA 90045
     ----------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

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

The number of shares of common stock, $.0001 par value, outstanding as of August 6, 1999, is 21,645,707 shares.

                         Total number of pages   15
                                                ----

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                 June 30, 1999


                               TABLE OF CONTENTS

Part I   Financial Statements                                               Page
                                                                            ----
     Item 1. Financial Statements:
               Condensed Consolidated Balance Sheets.......................   3
               Condensed Consolidated Statements of Operations.............   4
               Condensed Consolidated Statements of Stockholders' Equity...   5
               Condensed Consolidated Statements of Cash Flows.............   6
               Notes to Condensed Consolidated Financial Statements........   7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   9

Part II--Other Information

     Item 1. Legal Proceedings.............................................  13
     Item 2. Changes in Securities.........................................  14
     Item 3. Defaults Upon Senior Securities...............................  14
     Item 4. Submission of Matters to a Vote of Security Holders...........  14
     Item 5. Other Information.............................................  14
     Item 6. Exhibits and Reports on Form 8-K..............................  14

Signatures.................................................................  15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                        June 30,       September 30,
                                                                          1999             1998
                                                                      ------------      ------------
ASSETS                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents.....................................   $ 39,243,000      $ 36,055,000
     Short-term interest-bearing investments.......................     42,591,000        31,136,000
     Trade accounts receivable, net................................     16,791,000        18,265,000
     Prepaid marketing expenses....................................      1,444,000         1,154,000
     Prepaid expenses and other....................................      4,103,000         3,691,000
                                                                      ------------      ------------
          Total current assets.....................................    104,172,000        90,301,000
                                                                      ------------      ------------

Equipment and leasehold improvements, net..........................     26,196,000        27,235,000
Long-term interest-bearing investments.............................      9,524,000        10,169,000
Other assets.......................................................      1,262,000         9,685,000
                                                                      ------------      ------------
          Total assets.............................................   $141,154,000      $137,390,000
                                                                      ============      ============

LIABILITIES
Current liabilities:
     Trade accounts payable........................................   $ 13,333,000      $ 14,618,000
     Deferred revenue..............................................     35,753,000        33,357,000
     Accrued liabilities...........................................      6,926,000         7,234,000
     Income taxes payable..........................................      2,117,000         4,071,000
                                                                      ------------      ------------
          Total current liabilities................................     58,129,000        59,280,000

Deferred income taxes..............................................        639,000            17,000
Deferred facilities rent...........................................      2,883,000         1,265,000
                                                                      ------------      ------------
          Total liabilities........................................     61,651,000        60,562,000
                                                                      ------------      ------------

Commitments

STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value; 75,000,000 shares authorized
     21,646,000 and 21,995,000 shares issued and outstanding.......          2,000             2,000
Additional paid-in capital.........................................     40,024,000        42,992,000
Notes receivable from stockholders.................................         (7,000)           (9,000)
Deferred compensation--stockholders................................             --           (47,000)
Cumulative foreign currency translation............................     (1,892,000)         (752,000)
Retained earnings..................................................     41,376,000        34,642,000
                                                                      ------------      ------------
          Total stockholders' equity...............................     79,503,000        76,828,000
                                                                      ------------      ------------
          Total liabilities and stockholders' equity...............   $141,154,000      $137,390,000
                                                                      ============      ============

         See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended                   Nine Months Ended
                                                                  June 30,                            June 30,
                                                      -------------------------------      -------------------------------
                                                          1999               1998              1999               1998
                                                      ------------       ------------      ------------       ------------
Revenues............................................   $49,129,000        $47,946,000      $140,801,000       $138,130,000
Costs of revenues...................................    19,418,000         20,287,000        58,718,000         59,304,000
                                                      ------------       ------------      ------------       ------------
      Gross profit..................................    29,711,000         27,659,000        82,083,000         78,826,000
                                                      ------------       ------------      ------------       ------------
Operating expenses:
      Course development............................     9,139,000          3,024,000        16,237,000          8,910,000
      Sales and marketing...........................    13,503,000         14,716,000        40,817,000         45,128,000
      General and administrative....................     5,902,000          5,586,000        17,595,000         16,593,000
                                                      ------------       ------------      ------------       ------------
                                                        28,544,000         23,326,000        74,649,000         70,631,000
                                                      ------------       ------------      ------------       ------------
Income from operations..............................     1,167,000          4,333,000         7,434,000          8,195,000
                                                      ------------       ------------      ------------       ------------
Other income (expense):
      Interest expense..............................        (2,000)               --             (6,000)            (9,000)
      Interest income...............................     1,005,000            870,000         3,011,000          2,400,000
      Foreign exchange..............................        20,000           (132,000)          107,000           (179,000)
      Other.........................................      (193,000)          (203,000)         (343,000)          (380,000)
                                                      ------------       ------------      ------------       ------------
                                                           830,000            535,000         2,769,000          1,832,000
                                                      ------------       ------------      ------------       ------------

Income before provision for income taxes............     1,997,000          4,868,000        10,203,000         10,027,000
Provision for income taxes..........................       679,000          1,655,000         3,469,000          3,409,000
                                                      ------------       ------------      ------------       ------------

Net income..........................................   $ 1,318,000        $ 3,213,000      $  6,734,000       $  6,618,000
                                                      ============       ============      ============       ============



Earnings per common share...........................   $      0.06        $      0.15      $       0.31       $       0.30
                                                      ------------       ------------      ------------       ------------

Earnings per common share assuming dilution.........   $      0.06        $      0.15      $       0.31       $       0.30
                                                      ------------       ------------      ------------       ------------

Weighted average number of shares outstanding.......    21,723,000         21,995,000        21,896,000         21,995,000
                                                      ------------       ------------      ------------       ------------

Diluted shares outstanding..........................    21,799,000         21,995,000        21,923,000         22,022,000
                                                      ------------       ------------      ------------       ------------




     See accompanying notes to condensed consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                               Notes                        Foreign
                                               Additional    Receivable                     Currency                     Total
                                   Common       Paid-In         From         Deferred     Translation     Retained    Stockholders'
                                    Stock       Capital     Stockholders   Compensation    Adjustment     Earnings       Equity
                                  -------     -----------   ------------   ------------  -------------   -----------  ------------
Balance,
   September 30, 1997............  $2,000     $42,992,000     $(14,000)     $(127,000)     $(1,066,000)  $24,108,000   $65,895,000

Comprehensive income:
   Net income....................     --              --           --             --               --      6,618,000     6,618,000
   Foreign currency
     translation.................     --              --           --             --           (38,000)          --        (38,000)
                                                                                                                      ------------
Comprehensive income.............                                                                                        6,580,000

Amortization of deferred
   compensation..................     --              --           --          60,000              --            --         60,000

Collection of notes
   receivable....................     --              --         4,000            --               --            --          4,000
                                  -------     -----------   ------------   ------------  -------------   -----------  ------------
Balance at
  June 30, 1998..................  $2,000     $42,992,000      $(10,000)    $ (67,000)     $(1,104,000)  $30,726,000   $72,539,000
                                  =======     ===========   ============   ============  =============   ===========  ============
Balance,
 September 30, 1998..............  $2,000     $42,992,000      $ (9,000)    $ (47,000)     $  (752,000)  $34,642,000   $76,828,000

Comprehensive income:
   Net income....................     --              --            --            --               --      6,734,000     6,734,000
   Foreign currency
     translation.................     --              --            --            --        (1,140,000)          --     (1,140,000)
                                                                                                                      ------------
Comprehensive income.............                                                                                        5,594,000

Amortization of deferred
   compensation..................     --              --            --         47,000              --            --         47,000

Repurchase of common
   stock.........................     --       (2,968,000)          --            --               --            --     (2,968,000)

Collection of notes
   receivable....................     --              --          2,000           --               --            --          2,000
                                  -------     -----------   ------------   ------------  -------------   -----------  ------------
Balance at
  June 30, 1999..................  $2,000     $40,024,000      $ (7,000)    $     --       $(1,892,000)  $41,376,000   $79,503,000
                                  =======     ===========   ============   ============  =============   ===========  ============


    See accompanying notes to condensed consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                       June 30,
                                                                                             ----------------------------
                                                                                                 1999             1998
                                                                                             ------------    ------------
Cash flows--operating activities:
    Net income.........................................................................      $  6,734,000    $  6,618,000
    Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation and amortization............................................        10,500,000       9,352,000
              Write-off of deferred CBT development costs..............................         5,893,000             --
              Losses on disposals of equipment and leasehold
                improvements...........................................................           337,000         409,000
              Deferred facilities rent charges.........................................         1,663,000         (56,000)
              Amortization of deferred compensation....................................            47,000          60,000
              Unrealized foreign exchange (gains) losses...............................          (155,000)        223,000
              Change in net assets and liabilities:
                Trade accounts receivable..............................................           803,000       5,515,000
                Prepaid marketing expenses.............................................          (305,000)      1,068,000
                Prepaid expenses and other.............................................          (593,000)        677,000
                Income taxes...........................................................          (995,000)       (964,000)
                Trade accounts payable.................................................          (809,000)     (5,144,000)
                Deferred revenue.......................................................         3,234,000       4,824,000
                Accrued liabilities....................................................          (141,000)        244,000
                                                                                             ------------    ------------
              Net cash provided by operating activities................................        26,213,000      22,826,000
                                                                                             ------------    ------------

Cash flows--investing activities:
    Purchases of equipment and leasehold improvements..................................        (6,960,000)     (7,899,000)
    Retirements of equipment and leasehold improvements................................           (63,000)        725,000
    Proceeds from short-term interest-bearing investments:
        Investments held to maturity...................................................        31,603,000      19,947,000
        Investments held for sale......................................................         4,400,000       5,100,000
    Purchases of short-term interest-bearing investments:
        Investments held to maturity...................................................       (42,258,000)    (19,059,000)
        Investments held for sale......................................................        (5,200,000)    (19,217,000)
    Other, net.........................................................................          (713,000)     (3,884,000)
                                                                                             ------------    ------------
              Net cash used in investing activities....................................       (19,191,000)    (24,287,000)
                                                                                             ------------    ------------
Cash flows--financing activities:
    Principal payments of debt and capital leases......................................               --          (19,000)
    Repurchase of Common Stock.........................................................        (2,968,000)            --
    Collections of stockholder notes receivable........................................             2,000           4,000
                                                                                             ------------    ------------
              Net cash used in financing activities....................................        (2,966,000)        (15,000)
                                                                                             ------------    ------------

Effects of exchange rates on cash......................................................          (868,000)       (257,000)
                                                                                             ------------    ------------
Net increase (decrease) in cash and cash equivalents...................................         3,188,000      (1,733,000)
Cash and cash equivalents at the beginning of the period...............................        36,055,000      32,441,000
                                                                                             ------------    ------------
Cash and cash equivalents at the end of the period.....................................      $ 39,243,000    $ 30,708,000
                                                                                             ============    ============
Supplemental disclosures:
          Income taxes paid............................................................      $  3,865,000    $  3,691,000
                                                                                             ============    ============
          Interest paid................................................................      $      2,000    $      2,000
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

Note 2.  Computation of Earnings per Common Share and Earnings per Common Share
         ----------------------------------------------------------------------
         Assuming Dilution:
         ------------------

         Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 76,000 shares and 27,000 shares were added to the weighted average number of shares outstanding for the three and nine month periods ended June 30, 1999, respectively. Approximately zero shares and 27,000 shares were added to the weighted average number of shares outstanding for the three and nine month periods ended June 30, 1998, respectively.

Note 3.  Comprehensive Income:
         --------------------

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" as of October 1, 1998. SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the three and nine month periods ended June 30, 1999 and 1998, the only non-stockholder changes in equity were related to the translation of balance sheets which were denominated in foreign currencies. The Company has restated the information for the prior periods included in the accompanying Statements of Stockholders' Equity.

Note 4.  Write-off of Deferred CBT Development Costs:
         -------------------------------------------

         On July 13, 1999 the Company announced that it intended to shift its focus in technology-based training from CD-ROM based products to other distance learning methodologies using the Internet. As a result, the Company discontinued new development of its current computer-based training ("CBT") products delivered on CD-ROM, and expects to substantially reduce its CBT sales efforts during the first quarter of fiscal 2000, depending on customer demand.

         As a result of this decision, for the quarter ending June 30, 1999, the Company wrote-off approximately $5,893,000 related to deferred development costs. Earlier in the fiscal year, the Company wrote-off deferred development costs in the amount of $1,211,000 which were estimated to be non-realizable as well as for costs for certain CBT courses which were terminated while still under development. During the nine months ended June 30, 1999, the Company wrote-off a total of $7,104,000 of deferred development costs. These costs are included in course development expense.

         For the fourth quarter of fiscal 1999, the Company expects to report a charge of approximately $300,000 for severance related costs as a result of layoffs caused by the decision to discontinue new development of CBT products. The decision is expected to reduce future costs and revenues associated with the Company's CD-ROM based CBT products.

                      LEARNING TREE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 5.  Litigation:
         ----------

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

Note 6.  Repurchase of Company Stock:
         ----------------------------

         On March 8, 1999, the Board of Directors of the Company authorized the management of the Company to repurchase up to 1,000,000 shares of the Common Stock of the Company. During the nine month period ended June 30, 1999, the Company repurchased approximately 349,000 shares of its Common Stock on the open market at a total cost of approximately $2,968,000. The Company may repurchase additional shares in the future depending upon market conditions and subject to Rule 10b-18 of the Securities Exchange Act of 1934.

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

Item. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview
         Learning Tree International, Inc. (the "Company"), is a leading worldwide provider of education and training for corporate information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management. The Company also tests and certifies IT professionals in 31 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education. The Company's Learning Solutions program provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users. Additionally, during fiscal 1998, the Company began to provide its customers with a skills assessment service through its SkillsTree program. The Company believes there is a demand for skills assessment services, but there can be no assurances that it will be able to develop a profitable market for the SkillsTree programs.

         In addition, the Company has developed, produced and marketed a line of interactive computer-based training courses incorporating audio and graphical elements ("multimedia CBT") designed for both stand-alone CD-ROM and network-based delivery. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from CD-ROM based products to other distance learning methodologies using the Internet. As a result, the Company has discontinued new development of its computer-based training ("CBT") products delivered on CD-ROM, and expects to substantially reduce its CBT sales efforts during the first quarter of fiscal 2000, depending on customer demand. The Company intends to continue providing technical support to its CBT customers. The Company's core instructor-led training activities are unaffected by this decision and will continue to represent the vast majority of the Company's revenues.

         The Company believes that the content from its instructor-led courses can also be delivered to customers through a variety of technology-based training methods. The Company's decision was made after an evaluation of the market viability and methodologies for the potential Internet delivery of its current generation of CBT courses. The migration of the Company's current CBT courses to an Internet delivery platform would have required a significant investment. In view of the rapid changes in available technologies, the Company intends to continue exploring other Internet distance learning approaches and technologies and to implement them based on its assessment of customer reaction and market viability. However, there can be no assurance that the Company will be able to successfully develop or to profitably implement distance learning strategies.

         The Company's shift in focus for technology-based training was influenced by several factors. In developing and marketing its products, including its CD-ROM based CBT products, the Company has emphasized educational quality and features. That philosophy notwithstanding, many purchasers of CD-ROM based CBT products, particularly those making larger library purchases, have continued to place more emphasis on pricing and the total number of CBT titles available than on quality. Furthermore, competition in the CBT market has continued to intensify, with significant pressure on both pricing and margins. Finally, the Company believes that, as new technologies and instructional approaches continue to be introduced, technology-based training methods are likely to shift over time from delivery on CD-ROM to delivery over the Internet, which could be more effective and compatible with the Company's instructor-led training expertise.

         As a result of this decision, for the quarter ending June 30, 1999, the Company wrote-off approximately $6.0 million dollars related to capitalized development costs and equipment. In addition, for the fourth quarter of fiscal 1999, the Company expects to report a charge of approximately $0.3 million for severance related costs as a result of layoffs caused by this decision. The decision is expected to reduce future costs and revenues associated with the Company's CD-ROM based CBT products.

Results of Operations
         In the third fiscal quarter ended June 30, 1999, revenues increased by $1.2 million or 2% to $49.1 million from $47.9 million for the corresponding quarter of the prior year. For the nine month period ended June 30, 1999, revenues increased by $2.7 million or 2% to $140.8 million from $138.1 million for the nine months ended June 30, 1998.

         The decision to discontinue development of CBT products and to write-off the capitalized development and equipment costs had an adverse effect on income from operations and net income for the three and nine months ended June 30, 1999. As a result of the write-off of the deferred CBT development costs, income from operations for the quarter ended June 30, 1999 decreased $3.1 million or 73% to $1.2 million versus $4.3 million for the same quarter of fiscal 1998. Net income for the quarter ended June 30, 1999 decreased $1.9 million or 59% to $1.3 million from $3.2 million for the same period last year. Excluding the effect of this write-off, when comparing the three months ended June 30, 1999 with the same quarter of the prior year, income from operations increased by $2.8 million or 63% to $7.1 million from $4.3 million and net income increased $2.1 million or 64% to $5.3 million ($0.24 per share) from $3.2 million ($0.15 per share).

         As a result of the write-off of the deferred CBT development costs, income from oper ations for the nine months ended June 30, 1999, decreased $761,000 or 9% to $7.4 million versus $8.2 million for the corresponding period of the prior year. Net income for the nine months ended June 30, 1999 increased $116,000 or 2% to $6.7 million versus $6.6 million for the corresponding period of the prior year. Excluding the effect of this write-off, when comparing the nine months ended June 30, 1999 with the same period of the prior year, income from operations increased by $5.1 million or 63% to $13.3 million from $8.2 million and net income increased $4.1 million or 62% to $10.7 million ($0.49 per share) from $6.6 million ($0.30 per share).

         The modest growth in revenues in the third fiscal quarter was primarily the result of a 2% increase in average revenue per multi-day course participant and a 3% increase in participants in multi-day instructor-led courses to 30,341 from 29,520, for the same period a year ago. These increases were partially offset by a decline in revenues from the multimedia CBT product line.

         The increase in revenues for the nine months ended June 30, 1999 resulted primarily from a 2% increase in average revenue per multi-day course participant and a 2% increase in participants in multi-day instructor-led courses to 84,841 from 83,568 for the same period a year ago. This was offset, in part, by a decrease in revenues from the Company's Learning Solutions contracts with General Motors to train General Motors' personnel and dealers on the use and support of a new proprietary information system. In fiscal 1999, revenues from the Learning Solutions program were primarily from a small third phase of the General Motors contract.

         The Company believes that the low growth rate of course participants may be due to a number of causes, including the pace of introduction of major new software technologies, the effect of our clients' Year 2000 ("Y2K") Compliance programs, and other possible factors. Certain independent as well as internal market surveys have and continue to indicate that companies have reduced their spending on IT training and on new software and hardware investments while working to overcome their Y2K problems. There can be no assurance that the Company's revenues will increase as more companies complete their Y2K Compliance projects. The increase in average revenue per multi-day course participant is attributable to an increase in the average course duration, increases in prices, and the introduction and expansion of the 4-course Passport program.

         The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials, course equipment, freight, classroom facilities and refreshments. For multimedia CBT courses, cost of revenues primarily includes the costs of amortized development, manufacturing, distribution and support. The cost of revenues decreased to 39.5% of revenues in the third quarter of fiscal 1999 compared to 42.3% in the third quarter of fiscal 1998. For the nine months ended June 30, 1999, the cost of revenues decreased to 41.7% of revenues compared to 42.9% for the same period in fiscal 1998. The improvements in both the three and nine month periods primarily reflect higher margins in the Company's multi-day instructor-led courses, which were offset in part by lower margins in the multimedia CBT and Learning Solutions product lines.

         For the third quarter of fiscal 1999, the cost of revenues decreased $869,000 or 4% to $19.4 million from $20.3 million for the same quarter of fiscal 1998. For the nine months ended June 30, 1999, the Company's cost of revenues decreased by $586,000 or 1% to $58.7 million from $59.3 million for the corresponding period in the prior year. The decreases in the cost of revenues compared to the same periods in the prior year primarily reflect lower costs per event in multi-day instructor-led courses. These savings were partially offset by the increase in the number of multi-day instructor-led course events and lower margins in the Company's multimedia CBT product line, due to the amortization of deferred development costs. During the third fiscal quarter ended June 30, 1999, the number of multi-day instructor-led courses was 1,892 compared to 1,834 during the same period last year. For the nine months ended June 30, 1999, the number of multi-day instructor-led courses was 5,328 compared to 5,203 for the corresponding period in fiscal 1998.

         Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expenses increased by $6.1 million or 202% to $9.1 million for the quarter ended June 30, 1999 versus $3.0 million in the quarter ended June 30, 1998. For the nine months ended June 30, 1999, course development expenses increased $7.3 million or 82% to $16.2 million from $8.9 million for the corresponding period in the prior year. The increased costs reflect the write-off of deferred development costs of $5.9 million and $7.1 million in the three and nine month periods ending June 30, 1999, respectively. These write-offs include deferred development costs estimated to be non-realizable as well as costs for certain CBT courses which were terminated while still under development.

         The number of multi-day instructor-led course titles was 138 as of June 30, 1999, compared to 149 a year earlier. The change in size of the multi-day instructor-led course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing costs of marketing them and maintaining their technological content. There can be no assurance that the Company will develop more titles than it retires in any period.

         Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses decreased $1.2 million or 8% to $13.5 million for the quarter ended June 30, 1999 versus $14.7 million for the quarter ended June 30, 1998. For the nine months ended June 30, 1999, sales and marketing expenses decreased $4.3 million or 10% to $40.8 million from $45.1 million for the corresponding period in the prior year. The decrease in sales and marketing expenses occurred primarily as a result of a decrease in direct mail marketing costs per piece and reductions in other marketing costs and sales personnel costs.

         The Company seeks to adjust its marketing activities to correspond with its expected growth rate in course participants. As discussed above, the rate of growth in the number of course participants has declined from earlier periods. Accordingly, the Company has reduced its marketing expenditures during the third quarter of fiscal 1999 and for the fiscal year to date, compared to the same periods of fiscal 1998. Sales and marketing expenses for the third quarter of fiscal 1999 decreased as a percentage of revenues to 27.5% compared to 30.7% in the third quarter of 1998. Sales and marketing expenses for the nine months ended June 30, 1999 decreased to 29.0% as a percentage of revenues compared to 32.7% for the same period last year.

         General and administrative expenses increased $316,000 or 6% to $5.9 million for the quarter ended June 30, 1999 compared to $5.6 million in the same quarter of the prior year. For the nine months ended June 30, 1999, general and administrative expenses increased $1.0 million or 6% to $17.6 million from $16.6 million for the corresponding period in the prior year. The increase in general and administrative expenses reflects increases in information systems and other administrative staff and related costs and increases in facilities related costs over the prior year. As a percentage of revenue, these costs increased to 12.5% in the nine months ended June 30, 1999 from 12.0% in the corresponding period of the prior year.

         Other income (expense) is comprised of interest income, interest expense, foreign currency gains and losses and other. Other income increased $295,000 to $830,000 for the quarter ended June 30, 1999 versus $535,000 for the corresponding quarter in the prior year. For the nine months ended June 30, 1999, other income increased by $937,000 to $2.8 million from $1.8 million for the corresponding nine month period in the prior year. The increases in net other income are primarily attributable to additional interest income and foreign exchange gains as compared with the same periods a year ago.

         The provision for income taxes decreased $976,000 to $679,000 for the quarter ended June 30, 1999 compared to $1.7 million for the same quarter of the prior year. For the nine months ended June 30, 1999, the provision for income taxes increased $60,000 to $3.5 million from $3.4 million for the same period a year ago. The changes in the income tax provisions reflect the changes in taxable income.

Backlog
         At June 30, 1999, the Company had a backlog of orders for instructor-led courses of $26.9 million, which represented a 10% decline compared to the backlog of $29.8 million at June 30, 1998. At July 31, 1999, the backlog of orders for instructor-led courses had improved to $29.2 million, which represented a 5% decline compared to the backlog of $30.7 million at July 31, 1998. A trend has developed in recent months in which participants have enrolled in courses closer to the date of the courses they are taking, which has contributed to the reduction in backlog from the prior year. Only a portion of the Company's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

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

Liquidity and Capital Resources
         Cash and cash equivalents and short-term interest-bearing investments increased to $81.8 million at June 30, 1999 from $67.2 million at September 30, 1998, primarily as a result of cash provided by operations offset by property additions and stock repurchases. For the nine months ended June 30, 1999, cash provided by operations was approximately $26.2 million compared to $22.8 million during the same period in the prior year. The increase in cash provided by operations primarily reflects the increase in net income excluding the non-cash write-off of the deferred CBT development costs. As of June 30, 1999, the Company had working capital of $46.1 million.

         In March 1999, the Company announced that the Board of Directors had authorized it to repurchase up to 1,000,000 shares of Common Stock. Through June 30, 1999, the Company had repurchased approximately 349,000 shares of Common Stock for approximately $2,968,000. The Company expects to make additional purchases through open-market transactions based upon market conditions and subject to Rule 10b-18 of the Securities Exchange Act of 1934. There can be no assurance that the Company will acquire all of the shares that it has been authorized to repurchase. The Board of Directors may authorize additional repurchases of Common Stock in the future, but there can be no assurance that the Board of Directors will do so.

         For the nine months ended June 30, 1999, the Company invested $7.0 million in equipment and facilities compared to $7.9 million in the same period of the prior year. The level of investment during the current year reflects the build-out of education center facilities in New York and London during the first quarter, and the continuing upgrade of course equipment. As of June 30, 1999, the Company had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

         The Company has focused most of its efforts on internal systems because it believes this area could be its primary source of Y2K problems. The Company's internal computer systems are the foundation for its business operations and include such critical functions as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable and general ledger. The Company completed a review of these critical systems and determined that they were not Y2K complaint. The Company has completed the installation of the upgrades it believes are necessary to make the internally developed systems Y2K compliant. These systems are supported by software obtained from third parties. The Company's software vendors have updates available, at reasonable prices, which the vendors have said will make their software Y2K compliant. The Company expects to complete the installation and implementation of these updates by September 30, 1999. However, there can be no assurance that this schedule will not be delayed. The Company also reviewed other equipment containing date-sensitive information and other internal systems and has not uncovered a risk of a material effect on its operations from Y2K problems in this area.

         The Company has reviewed its products and believes that they are Y2K compliant.

         The Company also completed a review to identify any potential Y2K problems from outside vendors whose systems interface with the Company's internal systems. The Company does not presently plan a general review of other outside vendors, such as banks, utilities, telephone companies, airlines and shipping companies, and is relying on general industry pressure to ensure Y2K compliance by these vendors. Based on the review of the Y2K problems associated with outside vendors, the Company does not expect this issue to have a material adverse effect on its operations. However, since third-party Y2K compliance is not within the Company's control, the Company cannot be sure that Y2K problems affecting the systems of other companies on which the Company's systems rely will not have a material adverse effect on the Company's operations. For example, any significant disruption in the banking system, public utilities, local or long distance telephone service, airplane travel, mail and other common carriers, or other external systems could severely impact the Company.

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

         Possible Impact on Revenues. The Company's marketing and promotion programs rely heavily on direct mail programs and telephone solicitation. An interruption in mail delivery or telephone service could significantly reduce the Company's marketing efforts with a possible material adverse impact on revenues. Further, the services rendered by the Company are heavily reliant on the ability of its customers to travel to the locations where the Company offers its courses. An interruption in travel services could significantly reduce the ability of the Company's customers to attend courses with a possible adverse impact on revenues. The Y2K problem is also expected to result in some degree of general economic dislocation, which could decrease demand for the Company's products and services resulting in a possible material adverse impact on revenues. Certain independent as well as internal market surveys have indicated that companies have reduced their spending on IT training and on new software and hardware investments while working to overcome their Y2K problems. There can be no assurance that the Company's revenue will increase as more companies complete their Y2K Compliance projects.

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


                          PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

         On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    -----------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465) , also
                       -------------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997.

On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California
(Schlagal v. Learning Tree International et al., Case No. 95-6384ABC),
 ---------------------------------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On April 15, 1999, the Court of Appeals reversed the
              -----
dismissal of Sarah.
              -----

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

           None

Item 5.    OTHER INFORMATION

           Not Applicable


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits

                    27.1   Financial Data Schedule

           b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 LEARNING TREE INTERNATIONAL, INC.



Dated:  August 10, 1999          By:  /s/ Gary R. Wright
                                      ___________________________
                                      Gary R. Wright
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)