Form 10-K405
period 1999-09-30
LEARNING TREE INTERNATIONAL INC
filed 1999-12-23
CIK 1002037

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                               ----------------

                            Washington, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 1999

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the Transition Period from     to

                               ----------------

                        Commission File Number: 0-27248

                       LEARNING TREE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              95-3133814
     (State or other jurisdiction          (I.R.S. Employer Identification
   of incorporation or organization)                   Number)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

  The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of December 13, 1999, was $247,392,000. (Excludes 11,542,971 shares held by directors and officers of the Registrant since such persons may be deemed to be affiliates.)

  The number of shares of common stock, $.0001 par value, outstanding as of December 13, 1999, was 21,640,607 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I

    Item 1.  Business...................................................      3
    Item 2.  Properties.................................................     16
    Item 3.  Legal Proceedings..........................................     16
    Item 4.  Submission of Matters to a Vote of Security Holders........     17

 Part II

    Item 5.  Market for Registrant's Common Stock and Related
             Stockholder Matters........................................     17
    Item 6.  Selected Consolidated Financial Data.......................     19
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     20
    Item 8.  Financial Statements and Supplementary Data................    F-1
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures..................................   F-19

 Part III

    Item 10. Directors and Executive Officers of the Registrant.........   F-19
    Item 11. Executive Compensation.....................................   F-21
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................   F-21
    Item 13. Certain Relationships and Related Transactions.............   F-21

 Part IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................   F-21
    Signatures...........................................................  F-23

  Learning Tree, the Learning Tree and Professional Certification logos, EDUCATION IS OUR BUSINESS, EDUCATION YOU CAN TRUST, WE BRING EDUCATION TO LIFE, PRODUCTIVITY THROUGH EDUCATION, FROM THE LEARNING TREE, LearnTrack, Training Passport, Training Advantage, Alumni Gold, TRAINING YOU CAN TRUST, SkillsTree, ENHANCING PRODUCTIVITY Through Skills Development, TestTree, WE BRING LEARNING TO LIFE, learningtree.com, 800-THE-TREE and 800-LRN-TREE are trademarks and service marks of the Company.

  In addition to the trademarks and service marks of the Company, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

                                    PART I

Item 1. Business

  Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of courses and products, the impact of competition and downward pricing pressures, the effect of changing economic conditions, the Company's ability to attract and retain key management and other personnel, risks in technology development and introduction, the risks involved in currency fluctuations, and the other risks and uncertainties discussed herein and in "Risk Factors," filed as Exhibit 99 which is incorporated by reference.

Overview

  Learning Tree International, Inc. ("Learning Tree" or the "Company") is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, object-oriented technology and IT management. In addition, the Company provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users, and tests and certifies IT professionals in 31 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education. The Company also provides its customers with a skills assessment service through its SkillsTree program.

  The Company is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, the Company does not depend on government appropriations for those programs and is not subject to certain governmental regulations.

  The Company has also delivered certain of its courses by using a computer-based training method ("multimedia CBT.") The multimedia CBT courses were designed for both stand-alone CD-ROM and network-based delivery. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. As a result, the Company has discontinued further development of its computer-based training ("CBT") courses, and has substantially reduced its CBT sales efforts during the first quarter of fiscal 2000.

  The decision to discontinue further development of CD-ROM based courses was made after an evaluation of the market viability and methodologies for the potential Internet delivery of its current generation of CBT courses. The migration of the Company's current CBT courses to an Internet delivery platform would have required a significant investment. However, the Company believes that the content from its instructor-led courses can be delivered to customers through a variety of other technology-based training methods. In view of the rapid changes in available technologies, the Company is exploring other Internet distance learning approaches and technologies and may implement them based on its assessment of customer reaction and market viability. However, there can be no assurance that the Company will be able to successfully develop or profitably implement distance learning strategies.

  The Company has only one material operating segment, which is the design and delivery of advanced technology training courses and related services.

The Information Technology Education And Training Market

  The market for IT training is driven by technological change as applications evolve and the applications of technology expand. During periods of rapid technological change, organizations may find themselves hampered in their ability to exploit the latest information technologies because their IT professionals lack up-to-date knowledge and skills. Most organizations address this challenge by retraining their existing IT professionals and training new IT professionals as they are hired. An International Data Corporation ("IDC") study estimates that the 1998 worldwide market for all IT training was $16.5 billion. The training of IT professionals, such as programmers, analysts, and engineers, represents the majority of the market for IT training. See Exhibit 99, "Risk Factors."

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

  While much of the training for IT professionals continues to be provided by internal training departments, many organizations have expanded their use of external training providers due to the lack of internal trainers experienced in the latest technologies, the cost of developing and maintaining internal training courses in rapidly evolving technologies or corporate downsizing and reorganizing and reallocation of resources. The choice of training delivery formats and providers generally is made by individual IT professionals or their immediate managers, even in large organizations. When choosing an IT training provider, IT professionals and their managers seek a provider who can respond to demanding requirements, including, without limitation: (i) high quality training; (ii) course titles that cover a broad range of topics and skill levels; (iii) the ability to deliver an integrated training program through multiple delivery formats; (iv) the willingness and ability to tailor the training to the customer's particular needs; (v) timeliness of the delivery of course events; (vi) qualified, technically current instructors;
(vii) the willingness to deliver training at convenient locations, including the customer's business site; (viii) course titles covering areas undergoing rapid technological change; (ix) an effective training methodology, which delivers the maximum amount of practical information in the minimum amount of time; (x) training which is vendor-independent; (xi) the ability to provide testing and certification of technical competency; (xii) the ability to deliver training on a global basis; and (xiii) the ability to assist customers in assessing their IT skills and formulating training plans to bridge skills gaps.

  IT training is primarily delivered by classroom instructors, video, computer-based training and printed means. According to IDC, instructor-led classroom training continues to dominate the worldwide IT training market comprising approximately 75% of the market. The Company believes that instructor-led training will continue to dominate the market because course participants value the personalized interaction and problem-solving with their instructor and fellow participants concerning their specific projects and applications, as well as the insulation from workplace interruptions afforded by classroom instruction. However, the use of technology-based IT education and training formats, such as Internet-based distance learning, appear to be gaining acceptance in the IT training market.

The Learning Tree Approach

  The Company develops, markets and delivers proprietary course titles covering a broad range of topics that it believes are designed to meet the continually evolving training needs of IT professionals worldwide.

  The Company's instructor-led course events take place at the Company's Education Centers, in hotel and conference facilities, and at customer sites. As of September 30, 1999, Learning Tree had 143 multi-day instructor-led course titles. These course titles are regularly presented worldwide and cover IT topics such as client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, object-oriented technology, IT management and related topics.

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

  As of September 30, 1999, the Company had 834 course instructors. These instructors are IT professionals possessing expert knowledge and practical experience. They work in a variety of industries applying the IT skills and knowledge that are the subjects of the courses they teach. On average, they teach approximately eight to nine Learning Tree course events each year on an "as needed" basis.

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

  Learning Tree meets customer demands for scheduling flexibility by holding course events frequently at multiple locations around the world and by delivering customer-site course events as required on short notice. The Company believes that it has the resources to provide a rapid and flexible response to its customers' needs by utilizing its large team of instructors, its course development and customization processes, its team of customer support specialists, its logistics team and its hundreds of classroom computer workstations. In fiscal 1999, Learning Tree presented over 7,100 multi-day course events worldwide.

  The Company tests and certifies IT professionals in 31 IT job functions. Since this program's inception in 1993, over 150,000 participants have completed one or more certification examinations. In addition, the American Council on Education recommends Learning Tree course events for college credit to more than 1,500 North American universities and colleges. See "Business-- Learning Tree's Products." In the United Kingdom, participation in some Learning Tree course events may be applied toward post-graduate level university credit.

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

  In addition to its instructor-led business, the Company introduced a line of multi-media CBT course titles in fiscal 1996. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet.

  The Company markets its courses through a sophisticated direct mail marketing and telemarketing program, supplemented by direct sales to corporations and government organizations. The Company's direct mail marketing utilizes its proprietary list of over 1,600,000 IT professionals and managers, as well as rented lists. This capability enables the Company to reach individual professionals and managers in larger organizations and provides a cost-effective channel to reach IT personnel in smaller organizations as well. The Company also uses its Internet Web site (http://www.learningtree.com) to market and communicate with prospective participants. (Note: Information contained in the Company's web site shall not be deemed to be part of this Annual Report on Form 10-K.)

Learning Tree's Strategy

  The Company's objective is to strengthen its position as one of the leading providers of IT training worldwide. To achieve this goal, the Company employs the following key long-term strategies:

  Continue Development of its Library of Proprietary Instructor-led Course Titles. The Company intends to continue developing additional course titles and certification programs in order to increase sales to its existing customer base and to attract new customers. The Company expanded its multi-day course library from 72 titles at September 30, 1994 to 143 titles as of September 30, 1999. The increase in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. The actual number of instructor-led course titles which the Company will produce and their delivery dates are subject to a number of factors, such as; the hiring and training of staff, perceived customer demand, and the availability of subject matter experts who are also responsible for teaching the Company's instructor-led courses. There can be no assurance that the Company will develop more titles than it retires in any period. In fiscal 1999, the Company developed 21 new titles and retired 27 titles.

  Provide Flexible Training Solutions. The Company intends to continue its strategy of providing training when, where and in the manner desired by the customer. Participants can attend any of Learning Tree's 143 multi-day courses which, on average, are presented approximately once per week around the world. The Company also presents standard or customized courses on demand at its customers' facilities whenever and wherever they desire. The Company believes that the content from its instructor-led courses can also be delivered to customers through a variety of technology-based training methods. The Company is exploring Internet distance learning approaches and technologies and may implement them based on its assessment of customer reaction and market viability of this delivery method. However, there can be no assurance that the Company will be able to successfully develop or profitably implement distance learning strategies.

  Integrated Marketing and Sales Programs. The Company uses an integrated strategy of marketing both to individual IT professionals through its extensive direct mail marketing and Internet capability and to their employers through its direct sales force. These efforts are supplemented by its telemarketing sales force. In response to the changes in the current and expected rate of growth in course participants, the Company has and plans to continue to adjust the size of the direct mailing campaigns. Generally, the Company intends to increase its marketing and development activities more rapidly when it expects rapid growth of the market and reduce the rate of increase in such activities when it expects slower market growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of changes in sales and marketing expenses during fiscal 1999.

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

  Leverage International Operations. The Company maintains offices and education centers in six countries outside the United States, and in fiscal 1999 presented course events at its education centers and third-party and customer sites in a total of 27 countries. In fiscal 1999, international revenues represented approximately 49% of the Company's revenues. Learning Tree intends, on an ongoing basis, to seek ways to expand its international operations and expects that revenues derived from international sources will continue to account for a significant portion of its revenues. The Company's centrally-developed course titles currently are translated into French, Swedish and Japanese and sold through its operations in the United States, Great Britain, France, Canada, Sweden, Japan and Hong Kong to customers in those and other countries. The Company intends to open Education Centers in additional territories as justified by local demand. Inherent risks represented by the Company's international operations include currency fluctuations, potential difficulties in translating course subject matter into foreign languages, varying political and economic conditions, unanticipated changes in regulation, trade barriers, staffing problems, adverse tax consequences and potential costs associated with expansion into new territories. There can be no assurance that such factors will not have a material adverse effect on the Company in the future. See Exhibit 99, "Risk Factors."

Learning Tree's Products

  Learning Tree courses are designed to be highly interactive. Most of its instructor-led classroom courses involve "hands-on" training, on networked Pentium-based workstations, which allow participants to practice and better assimilate the skills being taught. Participants spend a significant portion of each course working on computer-based exercises and participating in group workshops. Each participant typically receives extensive course materials that facilitate learning and serve as a post-course reference.

  Course Offerings. Learning Tree strives to build job-related training paths by developing a sequence of course titles that create cohesive programs which impart the skills and knowledge required to perform key IT job functions. Each job-related training path is comprised of course titles that proceed from introductory to advanced, and cover the breadth and depth of skills and knowledge required for a particular job. At September 30, 1999, Learning Tree's multi-day course library included 143 proprietary course titles comprising over 3,500 hours of classroom instruction. This course library is recommended for nearly 260 semester hours of undergraduate and graduate level college credit in information systems by the American Council on Education. In the Company's experience, the final decision of each college or university to grant or deny credit for the Company's courses as recommended by the American Council on Education is made on a case-by-case basis, taking into account a variety of factors such as the academic standing of the student making the request, the requirements of the particular degree program and limits on the number of credits that may be obtained outside of the college or university. Subject to these rules generally applicable to transfer credits, the Company believes that its course participants have generally been granted credit upon application.

  The following chart presents the Company's 143 proprietary multi-day course titles and the number of training days for each title as of September 30, 1999:

Curriculum               Days                               Courses
----------               ----                               -------
Client/Server              4  Introduction to Client/Server Computing
                           4  Client/Server Systems: Analysis and Design
------------------------------------------------------------------------------------------------
Intranet/Internet Tech-
 nologies                  4  Internet and System Security
                           4  Deploying Internet and Intranet Firewalls--Hands-On
                           4  Internet for Business Applications--Hands-On
                           4  Developing a Web Site--Hands-On
                           4  Java Programming--Hands-On
                           4  Advanced Java Programming--Hands-On
                           4  Java for Multimedia Applications Development--Hands-On
                           4  Developing an Intranet Site--Hands-On
                           4  Designing and Building Great Web Content--Hands-On
                           4  Implementing Web Security--Hands-On
                           4  Developing Electronic Commerce Applications with Java--Hands-On
                           4  Java for C++ Programmers--Hands-On
                           4  JavaScript: Building Interactive Web Sites--Hands-On
                           4  Building an E-Commerce Web Site--Hands-On
                           4  Apache Web Server--Hands-On
------------------------------------------------------------------------------------------------
Windows                    5  Windows 95 Support and Networking--Hands-On
                           5  Windows NT 4.0 Workstation and Server--Hands-On
                           5  Windows NT Optimization and Troubleshooting--Hands-On
                           4  Integrating Microsoft Office 97--Hands-On
                           4  TCP/IP Internetworking on Windows NT--Hands-On
                           4  Microsoft System Management Server--Hands-On
                           4  Microsoft Exchange--Hands-On
                           4  UNIX and Windows NT Integration--Hands-On
                           5  Implementing Windows NT Security--Hands-On
                           4  Microsoft Exchange 5 Server Administration--Hands-On
                           4  Microsoft Internet Information Server--Hands-On
                           4  Microsoft SQL Server Introduction--Hands-On
                           5  Microsoft SQL Server System Administration--Hands-On
                           4  Developing SQL Server Applications with Visual Basic 5--Hands-On
                           4  Optimizing SQL Server Database and Application Performance--Hands-
                              On
                           5  Windows NT4 Technologies for the Enterprise--Hands-On
                           4  Microsoft SQL Server 7 Comprehensive Introduction--Hands-On
                           5  Microsoft SQL Server 7: Database Administration--Hands-On
                           4  Microsoft SQL Server 7 Transact-SQL Programming--Hands-On
                           4  Microsoft SQL Server 7 Data Warehousing--Hands-On
                           5  Managing Windows 98 Systems & Networks--Hands-On
                           5  Windows 2000--Hands-On
                           4  Windows 2000 Planning and Deployment--Hands-On
------------------------------------------------------------------------------------------------
Local Area
 Networks                  4  Local Area Networks
                           4  PC Networking--Hands-On
                           4  LAN Troubleshooting--Hands-On
                           4  High-Performance Ethernet--Hands-On
                           4  Fast LAN Technologies
------------------------------------------------------------------------------------------------
NetWare                    5  NetWare 4.x Administration--Hands-On
                           5  NetWare 5 System Administration--Hands-On

Curriculum          Days                               Courses
----------          ----                               -------
Wide Area
 Networks             4  Introduction to Datacomm and Networks
                      4  Computer Network Architectures and Protocols
                      4  SNMP--Hands-On
-----------------------------------------------------------------------------------
Internetworking       4  Internetworking: Bridges and Routers
                      4  Data Network Design and Optimization
                      4  Routers--Hands-On
                      4  Cisco Routers: A Comprehensive Introduction--Hands-On
                      4  Configuring Cisco Routers: Advanced Workshop--Hands-On
                      4  Introduction to TCP/IP--Hands-On
                      4  Building Virtual Private Networks--Hands-On
                      4  Internetworking with TCP/IP--Hands-On
                      4  Troubleshooting Cisco Router Internetworks--Hands-On
-----------------------------------------------------------------------------------
Operating Systems     4  TCP/IP Programming--Hands-On
                      4  UNIX Programming--Hands-On
                      4  UNIX--Hands-On
                      4  UNIX Tools and Utilities--Hands-On
                      4  UNIX System and Network Security--Hands-On
                      4  UNIX Workstation Administration--Hands-On
                      4  UNIX Server Administration--Hands-On
                      4  KornShell Programming--Hands-On
                      4  Implementing Linux--Hands-On
-----------------------------------------------------------------------------------
Telecommunications    4  Telecommunications and Wide Area Networking
                      4  Introduction to ISDN
                      4  Wireless Networks
                      4  High-Speed Wide Area Networks
                      4  Defense Message System (DMS): A Comprehensive Introduction
                      3  Implementing ATM
                      4  Fiber-Optic Systems--Hands-On
-----------------------------------------------------------------------------------
Database Systems      4  Relational Databases
                      5  Building a Data Warehouse--Hands-On
                      5  Oracle7--Hands-On
                      5  Oracle7 for Database Administrators--Hands-On
                      3  Oracle7 for Application Developers--Hands-On
                      2  Tuning Oracle7 Applications--Hands-On
                      3  Complex SQL Queries--Hands-On
                      5  Oracle Developer/2000--Hands-On
                      4  Building Oracle WebServer Applications--Hands-On
                      4  Lotus Notes Application Development--Hands-On
                      4  Lotus Notes System Administration--Hands-On
                      4  Lotus Notes R4.5 A Comprehensive Introduction--Hands-On
                      4  Lotus Domino Website Development--Hands-On
                      5  Oracle Designer/2000--Hands-On
                      5  Exploiting the New Features of Oracle 8--Hands-On
                      5  Oracle 8 Applications Development and Tuning--Hands-On
                      5  Oracle 8 Database Administration--Hands-On
                      5  Oracle 8 A Comprehensive Introduction--Hands-On
                      4  Notes and Domino R5: A Comprehensive Hands-On Introduction
                      4  Notes and Domino R5 Application Development--Hands-On
-----------------------------------------------------------------------------------
PC Support            4  PC Configuration and Troubleshooting--Hands-On
                      4  Advanced PC Configuration--Hands-On

Curriculum            Days                               Courses
----------            ----                               -------
Programming             4  Windows Programming--Hands-On
                        5  Visual C++--Hands-On
                        4  Introduction to Programming--Hands-On
                        4  Advanced Windows Programming With MFC--Hands-On
                        4  Porting Applications from UNIX to Windows NT--Hands-On
                        4  Visual Basic--Hands-On
                        4  Microsoft Access--Hands-On
                        4  Microsoft Access Programming--Hands-On
                        4  PowerBuilder--Hands-On
                        4  Perl Programming--Hands-On
                        5  Visual Basic 4 for Enterprise Applications--Hands-On
                        4  C Programming--Hands-On
                        4  C Advanced Programming--Hands-On
                        4  C++ Object-Oriented Programming--Hands-On
                        4  Advanced C++ Programming--Hands-On
                        4  C++ for Non-C Programmers--Hands-On
                        4  Cobol Programming--Hands-On
                        4  Programming Office 97 Applications--Hands-On
                        4  Win32 Systems and Network Programming--Hands-On
                        4  FrontPage 98 Web Site Development--Hands-On
                        4  Programming Microsoft Access--Hands-On
                        4  Enterprise Web Development with Active Server Pages--Hands-On
                        4  COM and ActiveX Programming with C++--Hands-On
                        4  Microsoft Transaction Server--Hands-On
                        4  Introduction to Visual InterDev--Hands-On
                        4  Exploiting the Advanced Features of MFC--Hands-On
                        4  Visual C++ and MFC for C++ Programmers--Hands-On
                        5  Visual Basic Web Development--Hands-On
----------------------------------------------------------------------------------------
Software
 Development Methods    5  Object-Oriented Analysis and Design
                        4  Introduction to Software Engineering
                        4  UML: A Comprehensive Introduction
                        4  Introduction to Object Technology
                        3  Implementing the Year 2000 Conversion--Hands-On
                        4  Software Quality Assurance
                        4  Identifying User Requirements
                        4  Practical Software Testing Methods
                        4  Software Systems Analysis and Design
                        4  Software Project Planning and Management
                        4  Software Configuration Management
----------------------------------------------------------------------------------------
IT Soft Skills          4  Business Process Re-engineering
                        4  Project Risk Management
                        4  Effective Skills for Technical Managers
                        4  Project Management--Hands-On
                        4  Influence Skills
                        3  Microsoft Project--Hands-On
                        2  Advanced Microsoft Project--Hands-On

  The Company also tailors the content of the foregoing courses for presentation at customer sites to cover particular topics and applications requested by the customer. Learning Tree typically provides all of the software, hardware and networking systems required for use in customer-site courses.

  The Company has also delivered certain of its courses by using a computer-based training method. The multimedia CBT courses were designed for both stand-alone CD-ROM and network-based delivery. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. As a result, the Company has discontinued further development of its CBT courses.

  The Company presents its classroom courses at Learning Tree Education Centers in Boston, Los Angeles, New York, Washington D.C., Toronto, Ottawa, London, Paris and Stockholm, as well as in rented hotel or conference centers in other cities worldwide. The Company's Education Centers include 138 classrooms, as of September 30, 1999, that have been custom-designed to accommodate the technical demands of Learning Tree's computer-based courses, including electronic projection of computer screens, local area networks within the classroom and multimedia presentation capability.

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

  Each Learning Tree course title is developed by a team comprised of a product manager who manages the project and instructional design process, a product marketing manager, and several subject matter experts who generally are selected from the Learning Tree instructor team. Learning Tree endeavors to select a group of experts from different countries and industries and with complementary applications backgrounds. The Company believes that its use of a team of experts provides multiple points of view concerning the application of the subject technology, information on different uses of that technology throughout the world and training that is relevant to course participants working in diverse applications in a broad range of industries worldwide. The result is a set of proprietary course materials and several hundred pages of presentation graphics for each course. To ensure its courses meet the needs of the marketplace and provide a high quality of instruction, the Company requests that each course participant complete an evaluation of the course content and the instructor. Learning Tree course titles are updated regularly to incorporate new technology and to improve their educational effectiveness. Learning Tree courses currently are translated into French, Japanese and Swedish and are taught by nationals in the local language in the Company's United States, Canadian, United Kingdom, French, Swedish, Japanese and Hong Kong subsidiaries.

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

Learning Tree Instructors

  The Company believes that its instructors are vital to its success. Learning Tree instructors work either full-time for other companies or as independent consultants in a variety of industries applying the IT skills and knowledge that are the subjects of the courses they teach. On average, the Company's instructors teach eight to nine Learning Tree courses each year as needed. At September 30, 1999, the Company had 834 instructors.

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

Customers

  Learning Tree has developed a broad customer base focusing on Fortune 1000-level companies and their international equivalents and government organizations worldwide. In fiscal 1999, the Company trained over 113,000 multi-day course participants who were employed by over 15,000 organizations. In fiscal 1999, the Company derived approximately 51% of its revenues in the United States and 49% of its revenues internationally. See Note 7 of Notes to Consolidated Financial Statements.

  The Company's customers generally operate in the computer, communications, electronics, systems integration, finance, aerospace, military, manufacturing and energy sectors, and a number of the customers are government organizations. The Company had over 200 customers worldwide that purchased over $100,000 of Learning Tree training in fiscal 1999. Generally, each customer purchased this training throughout the year in individual purchase decisions ranging from $2,000 to $20,000 rather than through a single contract. No customer accounted for 10% or more of the Company's fiscal 1999 revenues.

Marketing and Sales

  Direct Mail Marketing and Advertising. Learning Tree markets its courses primarily through direct mail marketing to its proprietary mail list of over 1,600,000 individuals (including course participants, their immediate supervisors, department managers, training managers and other people who have inquired about the Company's courses), as well as to rented mailing lists of IT professionals. The Company also advertises in industry trade magazines and periodicals.

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

  The Company has built a strong brand image through the frequent and prominent use of its trademarks in its marketing materials and course materials. These trademarks include the Learning Tree and Professional Certification logos, its name, and its trademarks, including EDUCATION IS OUR BUSINESS, EDUCATION YOU CAN TRUST, WE BRING EDUCATION TO LIFE, PRODUCTIVITY THROUGH EDUCATION,

FROM THE LEARNING TREE, LearnTrack, Training Passport, Training Advantage, Alumni Gold, TRAINING YOU CAN TRUST, SkillsTree, ENHANCING PRODUCTIVITY Through Skills Development, TestTree, WE BRING LEARNING TO LIFE, learningtree.com, 800-THE-TREE and 800-LRN-TREE.

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

  Telemarketing Sales Force. At September 30, 1999, Learning Tree's telemarketing sales force consisted of over 100 people who were responsible for responding to phone, e-mail, web site and facsimile orders and inquiries received by the Company and pursuing sales opportunities. These telemarketers sell both to individual prospective course participants and to line managers and training directors in assigned accounts. The Company has developed a proprietary automated system which is integrated with its customer and course operations databases and provides its telemarketers with on-line information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process.

  Field Sales Force. The Learning Tree field sales force, which consisted of over 45 sales people at September 30, 1999, generates a significant portion of the Company's revenues. The field sales force concentrates its attention on the Company's larger customers to sell multiple course customer-site training programs, Learning Solutions programs, SkillsTree services, and to sign Training Advantage Agreements covering all formats of Learning Tree training. The Company's Training Advantage Agreements provide its nationwide and international customers with negotiated pricing and special services.

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

  Multiple Enrollment Programs. The Company markets its Training Passport programs to encourage course participants to enroll in multiple courses, and thereby increase the average attendance in its Learning Tree-site courses. Generally, the holder of a Learning Tree Training Passport may attend up to 8 courses (10 in the United Kingdom and France) during a 12-month period. The list price for such Training Passports is approximately three times the list price for an individual four-day course. The Company also offers a second Training Passport program consisting of a 4-course Passport which is priced at approximately twice the list price for an individual four-day course. The 4-course Passport program was introduced by the Company's European subsidiaries in fiscal 1997 and its domestic and Canadian subsidiaries during fiscal 1998.

  The Company has also developed the Learning Tree Professional Certification Programs for certifying IT professionals in 31 job functions in the areas of the Company's focus. Professional certification is important to many participants in Learning Tree courses as it provides documentation of their qualifications. Each professional certification program requires completion of a series of five Learning Tree courses and an examination associated with each course. Since this program's inception in fiscal 1993, over 150,000 participants have completed one or more certification examinations.

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

  Other Independent Education and Training Providers. The Company believes that the majority of independent training providers are smaller organizations, which often provide training as one of several services or product lines. In addition, many are "Authorized Training and Education Centers" which present courses utilizing materials prepared by computer hardware and software vendors such as Novell and Microsoft. In recent months, some of these "Authorized Training and Education Centers" have been growing in size and expanding the scope of their operations. The Company differentiates itself from these providers based on its size; scope and quality of its proprietary course offerings; worldwide delivery capability; number, quality and experience of its instructors; and vendor independence.

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

  CBT and Distance Learning. The market for IT education and training has historically consisted primarily of instructor-led training. Multimedia and computer-based IT training currently account for a smaller portion of the overall IT training market. Beginning in fiscal 1996, the Company developed, produced and marketed a line of interactive computer-based training courses incorporating audio and graphical elements designed for both stand-alone CD-ROM and network-based delivery. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. The Company's shift in focus for technology-based training was influenced by several factors, including competition in the CBT market which has continued to intensify, placing significant pressure on both pricing and margins. Additionally, the Company believes that, as new technologies and instructional approaches continue to be introduced, technology-based training methods are likely to shift over time from delivery on CD-ROM to delivery over the Internet, which could be more effective and compatible with the Company's instructor-led training expertise. The Distance Learning market is a relatively new market that is in the development stage. The future impact of this market on instructor-led training is uncertain at this time. Currently, the Distance Learning market is fragmented with no dominant market leader. See
Exhibit 99, "Risk Factors."

Intellectual Property and Licenses

  The Company regards its course development process and its course titles as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Notwithstanding the foregoing, a third party or parties could copy or otherwise obtain and use the Company's course materials in an unauthorized manner or use these materials to develop course titles which are substantially similar to those of the Company. In addition, the Company operates in countries that do not provide protection of proprietary rights to the same extent as the United States. The Company's course materials generally do not include any mechanisms to prohibit or prevent unauthorized use. If substantial unauthorized use of the Company's products were to occur, the Company's business and results of operations could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar course titles or delivery methods. Additionally, there can be no assurance that third parties will not claim that the Company's current or future courses infringe on the proprietary rights of others. The Company expects that it will be increasingly subject to such claims as the number of products and competitors increases in the future. Any such claim could result in a material adverse effect on the Company's business. See Exhibit 99, "Risk Factors."

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

Employees

  As of September 30, 1999, the Company had a total of 534 full-time equivalent employees, of whom 248 were employed outside the United States. The Company also utilized the services of 834 instructors to teach its courses on an as-needed basis. The Company considers its relations with its employees and its instructors to be good.

Item 2. Properties

As of September 30, 1999, all of Learning Tree's education center classroom facilities were leased by the Company. The leases expire at various dates over the next 19 years. The Company's headquarters is located at 6053 West Century Boulevard, Los Angeles, California 90045. The Company owns a 38,500 square foot office facility which is used to house the sales, administrative and operations groups of its U.S subsidiary. The Company intends to lease additional facilities for a number of its subsidiaries in the foreseeable future. The Company has and expects to continue to supplement its education center classroom facilities through the use of rented hotel and conference facilities as needed. The table below sets forth certain information regarding Learning Tree's facilities, comprised of classroom sites and offices as of September 30, 1999:

Location                                                   No. of     Area in
(Metropolitan Area)                                      Classrooms Square Feet
-------------------                                      ---------- -----------
Boston, MA..............................................      6        13,717
Los Angeles, CA.........................................      3        57,229
New York, NY (2 sites)..................................     15        33,790
Washington, DC metropolitan area (5 sites)..............     36       135,813
Miscellaneous other U.S.................................    N/A         1,200
Paris, France...........................................     15        36,814
London, England (2 sites)...............................     39       106,394(a)
Ottawa, Canada..........................................      6        19,804
Toronto, Canada.........................................      5        10,830
Stockholm, Sweden.......................................     13        22,605
Tokyo, Japan............................................    N/A         1,311
Hong Kong...............................................    N/A           574

--------
(a) Excludes 36,117 square feet which the Company subleases to other tenants.

Item 3. Legal Proceedings

  On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499), purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et al., Case No. 95-6384ABC), purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On April 15, 1999, the Court of Appeals reversed the dismissal of Sarah.

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

Item 4. Submission of Matters To A Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999, through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Price Range Of Common Stock

  The Company's Common Stock began trading publicly on the Nasdaq National Market under the symbol LTRE effective December 6, 1995. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market:

                                                                High    Low
                                                                ----    ----
   Fiscal 1998
     First Quarter                                              $35 7/8 $21 5/8
     Second Quarter............................................  29 3/4  19
     Third Quarter.............................................  25 1/4  15
     Fourth Quarter............................................  20 5/8   8

   Fiscal 1999
     First Quarter.............................................  12 1/2   7 9/16
     Second Quarter............................................  10       6
     Third Quarter.............................................  11 1/8   8 7/8
     Fourth Quarter............................................  16 3/4  10 3/4

  As of December 13, 1999 there were approximately 1,400 holders of record of the Common Stock.

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

Item 6. Selected Consolidated Financial Data

  The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended September 30, 1999 and the balance sheet data as of September 30, 1998 and 1999, are derived from the Company's consolidated financial statements for those years which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere herein. The statement of operations data for each of the two years in the period ended September 30, 1996 and the balance sheet data at September 30, 1995, 1996 and 1997 are derived from audited financial statements of the Company not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                             Year Ended September 30,
                                    -------------------------------------------
                                     1995     1996     1997     1998     1999
                                    ------- -------- -------- -------- --------
                                       (In Thousands, Except Per Share Data)
Statement of Operations Data:
  Revenues......................... $78,818 $103,575 $164,483 $187,174 $189,321
  Cost of revenues.................  30,731   40,879   70,439   80,016   76,598
                                    ------- -------- -------- -------- --------
    Gross profit...................  48,087   62,696   94,044  107,158  112,723
                                    ------- -------- -------- -------- --------
  Operating expenses:
  Course development...............   4,954    6,248   11,048   11,942   19,267
  Sales and marketing..............  22,883   31,245   51,284   59,422   54,996
  General and administrative.......  12,176   12,850   19,228   22,509   23,720
                                    ------- -------- -------- -------- --------
    Total operating expenses.......  40,013   50,343   81,560   93,873   97,983
                                    ------- -------- -------- -------- --------
  Income from operations...........   8,074   12,353   12,484   13,285   14,740
  Other income (expense), net......     272    1,798    3,066    2,676    4,285
                                    ------- -------- -------- -------- --------
  Income before provision for
   income taxes....................   8,346   14,151   15,550   15,961   19,025
  Provision for income taxes.......   1,866    4,033    5,058    5,427    6,611
                                    ------- -------- -------- -------- --------
    Net income..................... $ 6,480 $ 10,118 $ 10,492 $ 10,534 $ 12,414
                                    ======= ======== ======== ======== ========
  Net earnings per common share
   assuming dilution............... $  0.38 $   0.49 $   0.47 $   0.48 $   0.57
                                    ======= ======== ======== ======== ========
  Diluted shares outstanding.......  17,046   20,609   22,099   22,015   21,898
                                    ======= ======== ======== ======== ========
                                                 At September 30,
                                    -------------------------------------------
                                     1995     1996     1997     1998     1999
                                    ------- -------- -------- -------- --------
                                                  (In Thousands)
Balance Sheet Data:
  Cash and cash equivalents........ $10,029 $ 24,541 $ 32,441 $ 36,055 $ 33,059
  Short-term interest-bearing
   investments.....................     --    37,000   24,330   31,136   58,357
  Total current assets.............  21,336   77,610   86,146   90,301  114,338
  Total assets.....................  28,427   91,529  122,351  137,390  150,781
  Total current liabilities........  22,843   34,247   55,033   59,280   62,247
  Long-term debt and capital
   leases, net of current portion..     272      134      --       --       --
  Total stockholders' equity.......   3,305   55,506   65,895   76,828   85,640

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

  Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of courses and products, the impact of competition and downward pricing pressures, the effect of changing economic conditions, the Company's ability to attract and retain key management and other personnel, risks in technology development and introduction, the risks involved in currency fluctuations, and the other risks and uncertainties discussed below, and in "Risk Factors," filed as Exhibit 99 which is incorporated by reference.

Overview

  Learning Tree International, Inc. is a leading worldwide provider of education and training to IT professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, object-oriented technology and IT management. In addition, the Company provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users, and tests and certifies IT professionals in 31 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education. The Company also provides its customers with a skills assessment service through its SkillsTree program.

  The Company is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, the Company does not depend on government appropriations for those programs and is not subject to certain governmental regulations.

  The Company has also delivered certain of its courses by using a computer-based training method ("multimedia CBT.") The multimedia CBT courses were designed for both stand-alone CD-ROM and network-based delivery. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. As a result, the Company has discontinued further development of its CBT courses, and has substantially reduced its CBT sales efforts during the first quarter of fiscal 2000. The decision is expected to reduce future costs and revenues associated with the Company's CD-ROM based CBT courses. The Company intends to continue providing technical support to its CBT customers.

  The decision to discontinue further development of CD-ROM based courses was made after an evaluation of the market viability and methodologies for the potential Internet delivery of its current generation of CBT courses. The migration of the Company's current CBT courses to an Internet delivery platform would have required a significant investment. However, the Company believes that the content from its instructor-led courses can be delivered to customers through a variety of other technology-based training methods. In view of the rapid changes in available technologies, the Company is exploring other Internet distance learning approaches and technologies and may implement them based on its assessment of customer reaction and market viability. However, there can be no assurance that the Company will be able to successfully develop or profitably implement distance learning strategies. See
Exhibit 99, "Risk Factors."

  The Company's shift in focus for technology-based training was influenced by several factors. In developing and marketing its products, including its CD-ROM based CBT courses, the Company has emphasized educational quality and features. That philosophy notwithstanding, many purchasers of CD-ROM based CBT courses, particularly those making larger library purchases, have continued to place more emphasis on pricing and the total number of CBT titles available than on quality. Furthermore, competition in the CBT market has continued to intensify, with significant pressure on both pricing and margins. Finally, the Company believes that, as new technologies and instructional approaches continue to be introduced, technology-based training methods are likely to shift over time from delivery on CD-ROM to delivery over the Internet, which could be more effective and compatible with the Company's instructor-led training expertise.

  As a result of this decision, the Company wrote-off approximately $6.0 million dollars related to capitalized development costs and equipment in the quarter ending June 30, 1999. Earlier in the fiscal year, the Company wrote-off multimedia CBT product development costs of approximately $1.2 million which were estimated to be non-realizable, as well as for costs for certain CBT courses which were terminated while still under development.

  In fiscal 1997, the Company introduced the "Power Seminars" product line which were multi-day conferences consisting of a number of 1-day, multimedia lecture-style seminars in key information technologies. In November 1997, the Company announced that it was retiring its Power Seminars product line as of the end of the first quarter of fiscal 1998.

  For the fiscal years ended 1997, 1998 and 1999, revenues increased over the preceding years by 59%, 14% and 1%, respectively. In response to the changes in the current and expected rate of growth in course participants, the Company adjusts its rate of development of new course titles, adjusts the size of the direct mailing campaigns and takes steps to expand the number of classrooms in its education centers. Generally, the Company intends to increase its marketing and development activities more rapidly when it expects rapid growth of the market and reduce the rate of increase in such activities when it expects slower market growth. However, there can be no assurance that the Company will be able to accurately predict its future growth rate to optimize these measures or that the Company will achieve an increase in market share after making such adjustments or expenditures or will maintain growth in revenues, profitability or market share in the future. The Company's revenues and profitability are subject to general economic conditions and a significant portion of the Company's revenues are derived from Fortune 1000-level companies and their international equivalents. Such companies have historically adjusted their expenditures for external IT training during economic downturns. Should the economy weaken in any future period, these companies may not increase or may reduce their expenditures on external IT training, which would have an adverse impact on the Company. The Company plans to increase its sales and marketing expenditures in fiscal 2000. However, there can be no assurance that the Company's revenues will grow in fiscal 2000.

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

Backlog

  At September 30, 1999, the Company had a backlog of orders for instructor-led courses of $30.2 million, which represented a 1% decline compared to the backlog of $30.5 million at September 30, 1998. However, at October 31, 1999, the backlog of orders for instructor-led courses had grown to $31.2 million, which represented a 9% increase compared to the backlog of $28.7 million at October 31, 1998. Only a portion of the Company's backlog is funded. There can be no assurance that the recent growth in the backlog compared to the prior year will continue or that orders comprising the backlog will be realized as revenue. Specifically, the Company remains cautious about the potential effects of Year 2000 ("Y2K") Compliance programs on its customers. While the exact impact of the Y2K issues on IT training cannot be predicted, the Company believes that the potential Y2K impacts on its customers may adversely affect enrollments during at least the second quarter of fiscal 2000.

Results Of Operations

  The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of revenues:

                                                 Year Ended September 30,
                                                ------------------------------
                                                  1997       1998       1999
                                                --------   --------   --------
Revenues.......................................      100%       100%       100%
Cost of revenues...............................       43         43         40
                                                --------   --------   --------
  Gross profit.................................       57         57         60
Operating expenses:
Course development.............................        7          6         10
Sales and marketing............................       31         32         29
General and administrative.....................       12         12         13
                                                --------   --------   --------
  Total operating expenses.....................       50         50         52
                                                --------   --------   --------
  Income from operations.......................        7          7          8
Other income (expense), net....................        2          2          2
                                                --------   --------   --------
Income before provision for income taxes.......        9          9         10
Provision for income taxes.....................        3          3          3
                                                --------   --------   --------
  Net income...................................        6%         6%         7%
                                                ========   ========   ========

Fiscal 1999 Compared With Fiscal 1998

  For the fiscal year ended September 30, 1999, revenues increased by $2.1 million or 1% to $189.3 million from $187.2 million for the fiscal year ended September 30, 1998.

  The decision announced July 13, 1999 to discontinue development of CBT courses and to write-off approximately $6.0 million in capitalized development and equipment costs in the third quarter of fiscal 1999 had an adverse effect on income from operations and net income for the year ended September 30, 1999. Despite the write-off of the deferred CBT development costs, income from operations increased $1.4 million or 11% to $14.7 million versus $13.3 million for fiscal 1998. Net income for fiscal 1999 increased $1.9 million or 18% to $12.4 million from $10.5 million last year. Excluding the effect of this write-off, when comparing fiscal 1999 with fiscal 1998, income from operations increased by $7.3 million or 55% to $20.6 million from $13.3 million and net income increased $5.8 million or 55% to $16.4 million ($0.75 per share) from $10.5 million ($0.48 per share).

  The modest growth in revenues for fiscal 1999 reflects a 2% increase in average revenue per multi-day course participant. The increase is attributable to an increase in the average course duration, increases in prices, and the introduction and expansion of the 4-course Passport program.

  The number of multi-day instructor-led course participants was virtually unchanged at 113,114 in fiscal 1999 as compared to 113,108 in the prior year. The rate of growth in the number of course participants has declined from earlier periods. The Company believes that the declining growth rate of course participants may be due to a number of causes, including the pace of introduction of major new software technologies, the effect of our clients' Y2K Compliance programs, and other possible factors. Certain independent, as well as internal market surveys have and continue to indicate that companies have reduced their spending on IT training and on new software and hardware investments while working to overcome their Y2K problems. There can be no assurance that the Company's revenues will increase as more companies complete their Y2K Compliance projects.

  A significant portion of the Company's revenues is denominated in foreign currencies which have been translated into US dollars based upon the exchange rates prevailing when the revenues were earned. Accordingly, exchange rate fluctuations may impact the US dollar value of reported revenues. Exchange rate changes during the year reduced revenues by approximately $1.5 million in fiscal 1999 compared to the exchange rates prevailing during fiscal 1998.

  The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials, course equipment, freight, classroom facilities and refreshments. For multimedia CBT courses, cost of revenues primarily includes the costs of amortized development, manufacturing, distribution and support. For fiscal 1999, the cost of revenues decreased to 40.5% of revenues compared to 42.7% in fiscal 1998. The improvement in the cost of revenues primarily reflects higher margins in the Company's multi-day instructor-led courses and, to a much lesser extent, the write-off of deferred CBT development costs.

  For the fiscal year ended September 30, 1999, the cost of revenues decreased $3.4 million or 4% to $76.6 million from $80.0 million for the previous fiscal year. The decrease in the cost of revenues is primarily the result of lower costs per multi-day instructor-led course event. These savings were partially offset by a 1% increase in the number of multi-day instructor-led course events. The number of course events was 7,126 in fiscal 1999 as compared to 7,066 in fiscal 1998.

  Costs per multi-day instructor-led course event decreased by 3% in fiscal 1999 as compared to fiscal 1998. The change in the average cost per course event primarily reflects decreases in costs for classroom facilities, course materials and freight. In order to control the costs of classroom facilities, the Company has replaced its use of more expensive hotel facilities with increased education center capacity in several locations. In April 1998, the Company opened a new larger education center in Boston and in October 1998, the Company opened new education centers in London and New York. In addition, the Company moved to a new education center facility in Ottawa in July 1999.

  Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. For fiscal 1999, course development expense was 10.2% of revenue compared to 6.4% in fiscal 1998. For the fiscal year ended September 30, 1999, course development expenses increased by $7.4 million or 61% to $19.3 million from $11.9 million for fiscal 1998. The increased costs reflect the write-offs of deferred CBT product development costs of $5.9 million in the third quarter and $1.2 million earlier in the fiscal year. The $5.9 million write-off occurred as a result of the Company's decision to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. The $1.2 million write-off reflects deferred CBT product development costs estimated to be non-realizable, as well as costs for certain CBT courses which were terminated while still under development.

  The number of multi-day instructor-led course titles decreased to 143 as of September 30, 1999 compared to 149 a year earlier. The change in the size of the multi-day instructor-led course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. The actual number of instructor-led course titles which the Company will produce and their delivery dates are subject to a number of factors, such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts who are also responsible for teaching the Company's instructor-led courses. There can be no assurance that the Company will develop more titles than it retires in any period.

  Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses decreased $4.4 million or 7% to $55.0 million in fiscal 1999 from $59.4 million in fiscal 1998. The decrease in sales and marketing expenses, for the 1999 fiscal year, occurred primarily as a result of a decrease in direct mail marketing costs per piece and reductions in other marketing costs and sales personnel costs.

  The Company seeks to adjust its marketing activities based on its expected growth rate in course participants. The rate of growth in the number of course participants has declined from earlier periods. Accordingly, the Company reduced its marketing expenditures for fiscal 1999 compared to fiscal 1998. Sales and marketing expenses for fiscal 1999 decreased as a percentage of revenues to 29.0% as compared to 31.7% in fiscal 1998. The Company expects to increase its marketing expenditures in fiscal 2000.

  In fiscal 1999, general and administrative expenses increased $1.2 million or 5% to $23.7 million from $22.5 million for fiscal 1998. The increase in general and administrative expenses reflects increases in information systems and other administrative staff and related costs, and increases in facilities related costs over the prior year. As a percentage of revenue, general and administrative expenses were 12.5% for fiscal 1999 compared to 12.0% in fiscal 1998.

  Other income (expense) is primarily comprised of interest income, interest expense and foreign currency transaction gains and losses. Foreign currency transaction gains and losses arise from receivables and payables denominated in currencies other than the functional currencies of the Company's foreign subsidiaries. For fiscal 1999, other income increased $1.6 million to $4.3 million from $2.7 million for fiscal 1998. This increase was primarily attributable to additional interest income and foreign exchange gains. The Company recorded foreign exchange gains of $285,000 in fiscal 1999, compared to foreign exchange losses of $288,000 in fiscal 1998.

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

  In fiscal 1999, the income tax provision increased $1.2 million to $6.6 million from $5.4 million in fiscal 1998. This increase primarily reflects an increase in income before taxes in fiscal 1999 compared to fiscal 1998 and a slight increase in the effective tax rate in fiscal 1999 compared to 1998. Learning Tree International, Inc. operates as a holding company with operating subsidiaries in several countries. Each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Since taxes are incurred at the subsidiary level, and tax rates vary from country to country and one subsidiary's tax losses cannot offset the taxable income of subsidiaries in other tax jurisdictions, the Company's consolidated effective tax rate may vary. Accordingly, the Company's consolidated effective tax rate may increase in the future. See Note 2 of the Notes to Consolidated Financial Statements.

  The increase in revenues in fiscal 1999 compared to fiscal 1998 primarily reflects increases in Europe, partially offset by a decrease in the United States. Europe recorded revenues of $80.7 million in fiscal 1999 compared to revenues of $75.3 million in fiscal 1998, primarily due to growth in France and Sweden. The United States recorded revenues of $95.7 million in fiscal 1999 as compared to $98.8 million in fiscal 1998. See Note 7 of Notes to Consolidated Financial Statements.

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" and SOP 98-9 "Modification of 97-2, Software Revenue Recognition." The Company believes that these statements will not have a material effect on its reported financial position or results of operations.

Fiscal 1998 Compared With Fiscal 1997

  For the fiscal year ended September 30, 1998, revenues increased by $22.7 million or 14% to $187.2 million from $164.5 million for the fiscal year ended September 30, 1997. The growth of revenues was due, in part, to an increase in the number of multi-day course participants to 113,108 compared to 101,141 in the corresponding prior year. The additional course participants were primarily attributable to increased sales and marketing activities and an increase in the number of multi-day course titles. The number of multi-day course titles increased to 149 as of September 30, 1998 compared to 139 a year earlier. The rate of growth in the number of course participants was less than the growth in the prior year. The Company believes that the lower growth rate of course participants was due to a number of causes, including the pace of introduction of major new software technologies, the effect of Y2K Compliance programs, and other possible factors.

   Revenues for fiscal 1998 also reflected a 3% increase in average revenue per multi-day course participant, which in turn was attributable to an increase in the average course duration, increases in prices, the introduction and expansion of the 4-course Passport program, and a change in the mix of course events from customer-site course events toward Learning Tree-site course events. The increase in revenues also reflected increased revenues from the multimedia CBT product line.

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

  The cost of revenues was 42.7% of revenues in fiscal 1998 compared to 42.8% in fiscal 1997. This reflected the reduced impact of the lower margin Learning solutions courses for General Motors, an improvement in margins in multi-day instructor-led course events, and the elimination of the low margin Power Seminars business. These improvements were partially offset by a decline in margins on certain multimedia CBT courses due to the amortization of development costs.

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

  Costs per multi-day course event increased by approximately 2% in fiscal 1998 compared to fiscal 1997. The change in the average cost per course event primarily reflected a 2% increase in the average course duration. Further, the higher costs per course event in fiscal 1998 compared to fiscal 1997 reflected higher costs per event for classroom facilities, course equipment, and recruiting and training instructors. To control the costs of classroom facilities, the Company increased its education center capacity in several locations. In January 1998, the Company opened a new, larger education center in Sweden and signed an agreement to lease a new education center in the United Kingdom. In April 1998, the Company opened a new larger education center in Boston and in July 1998, the Company signed a lease for a larger education center in New York.

  For fiscal 1998, course development expense was 6.4% of revenue compared to 6.7% in fiscal 1997. For the fiscal year ended September 30, 1998, course development expenses increased by $894,000 or 8% to $11.9 million from $11.0 million for fiscal 1997. This increase reflected the costs associated with the expansion of the multimedia CBT and multi-day instructor-led course libraries and updating and maintaining the growing course title libraries. These increases in costs were partially offset by the elimination of development costs for the Power Seminars product line.

  The number of multi-day course titles increased to 149 as of September 30, 1998 compared to 139 a year earlier. The increase in the size of the multi-day course library reflected the net effect of the introduction of new titles and the retirement of old titles.

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

  Sales and marketing expenses increased $8.1 million or 16% to $59.4 million in fiscal 1998 from $51.3 million in fiscal 1997. The increase in sales and marketing expenses, for the 1998 fiscal year, occurred as a result of an increase in telemarketing and field sales staff and increased direct mail marketing. The net increase in sales and marketing expenses in fiscal 1998 over 1997 reflected the higher level of sales and marketing expenditures during the first half of the fiscal year than during the prior year. As discussed above, the Company adjusts its marketing activities to correspond with its expected growth rate in course participants. Accordingly, the Company reduced its marketing expenditures during the second half of the 1998 fiscal year. Sales and marketing expenses for fiscal 1998 increased as a percentage of revenues to 31.7% compared to 31.2% in fiscal 1997.

  In fiscal 1998, general and administrative expenses increased $3.3 million or 17% to $22.5 million from $19.2 million for fiscal 1997. The increase in general and administrative expenses reflected increases in information systems and other administrative staff and increases in facility related costs over the prior year. As a percentage of revenue, general and administrative expenses were 12.0% for fiscal 1998 compared to 11.7% in fiscal 1997.

  For fiscal 1998, other income decreased $0.4 million to $2.7 million from $3.1 million for fiscal 1997. This decrease was primarily attributable to foreign exchange losses recorded during the year and the write-offs of certain course equipment in the United States and the leasehold improvements in the education center facility in the United Kingdom which was being replaced by a new facility. The Company recorded foreign exchange losses of $288,000 in fiscal 1998, compared to $9,000 of foreign exchange losses in fiscal 1997.

  In fiscal 1998, the income tax provision increased $369,000 to $5.4 million from $5.1 million in fiscal 1997. This reflected the elimination of the valuation allowance on deferred tax assets in fiscal 1997 and the different effective tax rates in the international subsidiaries.

  The increase in revenues in fiscal 1998 compared to fiscal 1997 was greatest in the Company's largest geographic segments, Europe and the United States. Europe recorded revenues of $75.3 million in fiscal 1998 compared to revenues of $61.2 million in fiscal 1997. The growth in European revenues was primarily due to revenue increases in Sweden and the United Kingdom. The United States recorded revenues of $98.8 million in fiscal 1998 as compared to revenues of $90.4 million in fiscal 1997. See Note 7 of Notes to Consolidated Financial Statements.

Quarterly Results of Operations

  The following tables set forth unaudited quarterly financial data for each of the eight consecutive fiscal quarters ended September 30, 1999, including such data expressed as a percentage of the Company's revenues.

The Company believes that this information includes all adjustments (which consisted solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                      Three Months Ended
                          -------------------------------------------------------------------------------
                          Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30,
                            1997      1998      1998      1998      1998      1999      1999      1999
                          --------  --------- --------  --------- --------  --------- --------  ---------
                                                    (Dollars In Thousands)
Revenues................  $45,179    $45,005  $47,946    $49,044  $45,152    $46,520  $49,129    $48,520
Cost of revenues........   20,340     18,677   20,287     20,712   19,840     19,460   19,418     17,880
                          -------    -------  -------    -------  -------    -------  -------    -------
 Gross profit...........   24,839     26,328   27,659     28,332   25,312     27,060   29,711     30,640
Operating expenses
 Course development.....    3,165      2,721    3,024      3,032    3,377      3,721    9,139*     3,030
 Sales and marketing....   14,838     15,574   14,716     14,294   13,298     14,016   13,503     14,179
 General and
  administrative........    5,445      5,562    5,586      5,916    5,796      5,897    5,902      6,125
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total operating
  expenses..............   23,448     23,857   23,326     23,242   22,471     23,634   28,544     23,334
                          -------    -------  -------    -------  -------    -------  -------    -------
 Income from
  operations............    1,391      2,471    4,333      5,090    2,841      3,426    1,167      7,306
Other income (expense)..      567        730      535       844     1,104        835      830      1,516
                          -------    -------  -------    -------  -------    -------  -------    -------
 Income before provision
  for income taxes......    1,958      3,201    4,868      5,934    3,945      4,261    1,997      8,822
Provision for income
 taxes..................      666      1,088    1,655      2,018    1,341      1,449      679      3,142
                          -------    -------  -------    -------  -------    -------  -------    -------
Net income..............  $ 1,292    $ 2,113  $ 3,213    $ 3,916  $ 2,604    $ 2,812  $ 1,318    $ 5,680
                          =======    =======  =======    =======  =======    =======  =======    =======
As A Percentage of
 Revenues:
Revenues................      100%       100%     100%       100%     100%       100%     100%       100%
Cost of revenues........       45         42       42         42       44         42       40         37
                          -------    -------  -------    -------  -------    -------  -------    -------
 Gross profit...........       55         58       58         58       56         58       60         63
Operating Expenses
 Course development.....        7          6        6          7        7          8       19*         6
 Sales and marketing....       33         35       31         29       30         30       27         29
 General and
  administrative........       12         12       12         12       13         13       12         13
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total operating
  expenses..............       52         53       49         48       50         51       58         48
                          -------    -------  -------    -------  -------    -------  -------    -------
Income from operations..        3          5        9         10        6          7        2         15
Other income (expense)..        1          2        1          2        3          2        2          3
                          -------    -------  -------    -------  -------    -------  -------    -------
Income before provision
 for income taxes.......        4          7       10         12        9          9        4         18
Provision for income
 taxes..................        1          2        3          4        3          3        1          6
                          -------    -------  -------    -------  -------    -------  -------    -------
 Net income.............        3%         5%       7%         8%       6%         6%       3%        12%
                          =======    =======  =======    =======  =======    =======  =======    =======

--------
*  Includes $5.9 million write-off of deferred CBT development costs.

  The Company has historically experienced fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's course development and sales and marketing expenses are incurred based on its expectations regarding future market conditions and there can be no assurance that the attendant revenues will occur. Specifically, the Company intends to increase the amount of its expenditures for sales and marketing in the future. The Company may be unable to adjust its expenditures in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company's operating results may fluctuate based on other factors including: the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, frequency, size of and response to the Company's direct mail marketing and advertising campaigns; the timing of the introduction of new course titles and alternate delivery methods; the mix between customer-site course events and Learning Tree-site course events; competitive forces within the current and anticipated future markets served by the Company; the spending patterns of its customers; currency fluctuations; inclement weather; and general economic conditions.

Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

  The Company's revenues and income have historically varied significantly from quarter to quarter due to seasonality and other factors. The Company generally has greater revenue and operating income in the second half of its fiscal year (April through September) than in the first half of its fiscal year (October through March). This seasonality is due in part to seasonal spending patterns of the Company's customers arising from budgetary and other business factors, as well as weather, holiday and vacation considerations. In addition, the seasonality of the Company's operating results reflects the quarterly differences in the frequency and size of the Company's direct mail marketing campaigns. There can be no assurance that these seasonal factors or their effects will remain the same in the future.

Liquidity and Capital Resources

  Cash and cash equivalents declined to $33.1 million at September 30, 1999 from $36.1 million at September 30, 1998. However, cash and cash equivalents combined with short-term interest-bearing investments increased to $91.4 million at September 30, 1999 from $67.2 million at September 30, 1998. The change in the combined total of cash and cash equivalents and short-term interest-bearing investments in fiscal 1999 primarily reflects the cash provided by operations partially offset by cash used for additions to course equipment, computer equipment and leasehold improvements, and for common stock repurchases.

  For fiscal 1999, cash provided by operations was approximately $37.5 million compared to $35.2 million during fiscal 1998. The increase in cash provided by operations primarily reflects the increase in profitability, excluding the non-cash write-off of the deferred CBT development costs and collections of accounts receivable. At September 30, 1999, the Company had a net working capital balance of $52.1 million.

  In March 1999, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of Common Stock of the Company. Through September 30, 1999, the Company had repurchased approximately 358,800 shares of Common Stock for approximately $3,106,000. The Company may make additional purchases through open-market transactions based upon market conditions and pursuant to the requirements of Rule 10b-18 of the Securities Exchange Act of 1934. There can be no assurance that the Company will acquire all of the shares that it has been authorized to repurchase. The Board of Directors may authorize additional repurchases of Common Stock in the future, but there can be no assurance that the Board of Directors will do so.

  During fiscal 1999, the Company invested $8.2 million in equipment and facilities compared to $10.4 million in fiscal 1998. The level of investment during the current year reflects the build-out of education center facilities in New York, London and Ottawa, and the continuing upgrade of course equipment. The rate of investment in equipment and facilities reflects the rate of revenue growth in fiscal 1999 as compared to fiscal 1998. Although the Company expects to continue to invest in additional equipment and facilities in fiscal 2000, as of September 30, 1999, the Company had no material future purchase obligations, capital commitments or debt. Accordingly, management believes that its cash and cash equivalents and short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet the Company's cash requirements for the foreseeable future.

  It is contemplated that part of the Company's cash and cash equivalents and short-term interest-bearing investments may be used for acquisitions. While the Company has no current agreements in place or negotiations underway with respect to any acquisition, the Company plans to regularly evaluate acquisition opportunities that fit within its business plan. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, diversion of management's attention away from normal operating activities, negative financial impacts based on the amortization of acquired intangible assets, the dilutive effects of the issuance of Common Stock in connection with an acquisition, and potential loss of key employees of the acquired operation. The Company has had no significant experience in executing and implementing acquisitions and no assurance can be given as to the success of the Company in executing and implementing acquisitions in the future.

  The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

Year 2000 Compliance

  The Year 2000 Problem. The Y2K problem arose because many existing computer programs use only the last two digits to recognize a year. Therefore, when the year 2000 arrives, these programs may not properly recognize a year beginning with "20" instead of the familiar "19". The Y2K problem may result in the improper processing of dates and date-sensitive calculations by computers and other microprocessor-controlled equipment as the year 2000 is approached and reached.

  State of Readiness. The Company has divided its review of Y2K problems into three major areas: (1) internal information systems, (2) Company products, including components supplied by outside vendors, and (3) potential Y2K problems associated with outside vendors.

  The Company has focused most of its efforts on internal systems because it believes this area could be its primary source of Y2K problems. The Company's internal computer systems are the foundation for its business operations and include such critical functions as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable and general ledger. The Company has completed the installation and testing of the upgrades it believes are necessary to make its internal systems Y2K compliant. However, there can be no assurance that Y2K problems do not still exist and have gone undetected by the Company's testing procedures.

  The Company has reviewed its products and believes that they are Y2K compliant.

  The Company also completed a review to identify any potential Y2K problems from outside vendors whose systems interface with the Company's internal systems. The Company did not undertake a general review of other outside vendors, such as banks, utilities, telephone companies, airlines and shipping companies, and is relying on general industry pressure to ensure Y2K compliance by these vendors. Based on the review of the Y2K problems associated with outside vendors, the Company does not expect this issue to have a material adverse effect on its operations. However, since third-party Y2K compliance is not within the Company's control, the Company cannot be sure that Y2K problems affecting the systems of other companies on which the Company's systems rely will not have a material adverse effect on the Company's operations. For example, any significant disruption in the banking system, public utilities, local or long distance telephone service, airplane travel, mail and other common carriers, or other external systems could severely impact the Company.

  Costs to Address the Y2K Issue. Costs to address the Y2K problem include hardware, software and implementation costs paid to outside consultants. These costs to date have totaled less than $100,000, the majority of which has been expensed.

  Risks Presented by the Year 2000 Issue. To date, the Company has not identified any Y2K problem that it believes could materially adversely affect the Company. However, even though the Company has completed its review of interfaces with other outside vendors, it is possible that Y2K problems may be identified that could result in a material adverse effect on its operations. Furthermore, no assessment program can guarantee identification of all potential issues.

  Contingency Plans. Based upon the preceding discussion and the Company's current assessment of the risks involved, the Company has not developed any formal contingency plans to address unforeseen Y2K problems.

  Possible Impact on Revenues. The Company's marketing and promotion programs rely heavily on direct mail programs and telephone solicitation. An interruption in mail delivery or telephone service could significantly reduce the Company's marketing efforts with a possible material adverse impact on revenues. Further, the services rendered by the Company are heavily reliant on the ability of its customers to travel to the locations where the Company offers its courses. An interruption in travel services could significantly reduce the ability of the Company's customers to attend courses with a possible adverse impact on revenues. The Y2K problem is also expected to result in some degree of general economic dislocation, which could decrease demand for the Company's products and services resulting in a possible material adverse impact on revenues. Certain independent as well as internal market surveys have indicated that companies have reduced their spending on IT training and on new software and hardware investments while working to overcome their Y2K problems. In particular, the Company cannot predict at this time the exact impact of the Y2K problem on IT training, particularly in the early part of calendar 2000. The potential Y2K impacts on the Company's customers may adversely affect enrollments during at least the second quarter of the Company's 2000 fiscal year. There can be no assurance that the Company's revenue will increase as more companies complete their Y2K Compliance projects.

Quantitative and Qualitative Disclosures About Market Risk

  The Company's cash equivalents and short-term investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. The fair value of the Company's portfolio of marketable securities would not be significantly impacted by either a 10 percent (55 basis point) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. The Company does not hold or issue derivative financial instruments.

  Foreign exchange rates affect the translated results of operations of the Company's foreign subsidiaries. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, the Company may undertake such transactions. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

Item 8.  Financial Statements and Supplementary Data

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants................................. F-2

Consolidated Balance Sheets at September 30, 1998 and 1999............... F-3

Consolidated Statements of Operations for the fiscal years ended
 September 30, 1997, 1998 and 1999....................................... F-4

Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1997, 1998 and 1999................................. F-5

Consolidated Statements of Cash Flows for the fiscal years ended
 September 30, 1997, 1998 and 1999....................................... F-6

Notes to Consolidated Financial Statements............................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Learning Tree International, Inc.:

  We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries as of September 30, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
November 5, 1999

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $ 36,055,000  $ 33,059,000
  Short-term interest-bearing investments..........   31,136,000    58,357,000
  Trade accounts receivable, less allowances of
   $408,000 and $743,000, respectively.............   18,265,000    17,227,000
  Prepaid marketing expenses.......................    1,154,000     1,620,000
  Prepaid expenses and other.......................    3,691,000     4,075,000
                                                    ------------  ------------
    Total current assets...........................   90,301,000   114,338,000
                                                    ------------  ------------
Equipment, property and leasehold improvements:
  Education and office equipment...................   37,960,000    38,050,000
  Transportation equipment.........................      191,000       204,000
  Property and leasehold improvements..............   12,943,000    14,810,000
                                                    ------------  ------------
                                                      51,094,000    53,064,000
  Less: accumulated depreciation and amortization..  (23,859,000)  (27,829,000)
                                                    ------------  ------------
                                                      27,235,000    25,235,000
Long-term interest-bearing investments.............   10,169,000     9,959,000
Other assets.......................................    9,685,000     1,249,000
                                                    ------------  ------------
    Total assets................................... $137,390,000  $150,781,000
                                                    ============  ============
                    LIABILITIES
Current liabilities:
  Trade accounts payable........................... $ 14,618,000  $ 13,383,000
  Deferred revenue.................................   33,357,000    37,618,000
  Accrued payroll, benefits and related taxes......    2,925,000     4,096,000
  Other accrued liabilities........................    4,309,000     3,223,000
  Income taxes payable.............................    4,071,000     3,927,000
                                                    ------------  ------------
    Total current liabilities......................   59,280,000    62,247,000
Deferred income taxes..............................       17,000       154,000
Deferred facilities rent...........................    1,265,000     2,740,000
                                                    ------------  ------------
    Total liabilities..............................   60,562,000    65,141,000
                                                    ------------  ------------
Commitments and Contingencies

               STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value, 75,000,000 shares
 authorized, 21,995,000 and 21,636,000 shares
 issued and outstanding, respectively..............        2,000         2,000
Preferred Stock, $.0001 par value, 10,000,000
 shares authorized, 0 and 0 shares issued and
 outstanding, respectively.........................          --            --
Additional paid-in capital.........................   42,992,000    39,888,000
Notes receivable from stockholders.................       (9,000)       (6,000)
Deferred compensation--stockholders................      (47,000)          --
Cumulative foreign currency translation............     (752,000)   (1,300,000)
Retained earnings..................................   34,642,000    47,056,000
                                                    ------------  ------------
    Total stockholders' equity.....................   76,828,000    85,640,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $137,390,000  $150,781,000
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Fiscal Year Ended September 30,
                                     ----------------------------------------
                                         1997          1998          1999
                                     ------------  ------------  ------------
Revenues............................ $164,483,000  $187,174,000  $189,321,000
Cost of revenues....................   70,439,000    80,016,000    76,598,000
                                     ------------  ------------  ------------
Gross profit........................   94,044,000   107,158,000   112,723,000
                                     ------------  ------------  ------------
Operating expenses:
  Course development................   11,048,000    11,942,000    19,267,000
  Sales and marketing...............   51,284,000    59,422,000    54,996,000
  General and administrative........   19,228,000    22,509,000    23,720,000
                                     ------------  ------------  ------------
                                       81,560,000    93,873,000    97,983,000
                                     ------------  ------------  ------------
Income from operations..............   12,484,000    13,285,000    14,740,000
                                     ------------  ------------  ------------
Other income (expense):
  Interest expense..................      (27,000)      (18,000)       (9,000)
  Interest income...................    3,477,000     3,528,000     4,180,000
  Foreign exchange..................       (9,000)     (288,000)      285,000
  Other.............................     (375,000)     (546,000)     (171,000)
                                     ------------  ------------  ------------
                                        3,066,000     2,676,000     4,285,000
                                     ------------  ------------  ------------
Income before provision for income
 taxes..............................   15,550,000    15,961,000    19,025,000
Provision for income taxes..........    5,058,000     5,427,000     6,611,000
                                     ------------  ------------  ------------
Net income.......................... $ 10,492,000  $ 10,534,000  $ 12,414,000
                                     ============  ============  ============
Earnings per common share........... $       0.48  $       0.48  $       0.57
                                     ============  ============  ============
Earnings per common share assuming
 dilution........................... $       0.47  $       0.48  $       0.57
                                     ============  ============  ============
Weighted average number of shares
 outstanding........................   21,995,000    21,995,000    21,833,000
                                     ============  ============  ============
Diluted shares outstanding..........   22,099,000    22,015,000    21,898,000
                                     ============  ============  ============




  The accompanying notes are an integral part of these consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Notes                    Foreign
                                 Additional    Receivable                Currency                    Total
                          Common   Paid-in        From       Deferred   Translation   Retained   Stockholders'
                          Stock    Capital    Stockholders Compensation Adjustment    Earnings      Equity
                          ------ -----------  ------------ ------------ -----------  ----------- -------------
Balance, September 30,
 1996...................  $2,000 $42,992,000   $(144,000)   $(207,000)  $  (753,000) $13,616,000  $55,506,000
Comprehensive income:
Net income..............     --          --          --           --            --    10,492,000   10,492,000
Foreign currency
 translation............     --          --          --           --       (313,000)         --      (313,000)
                                                                                                  -----------
Comprehensive income....                                                                           10,179,000
Amortization of deferred
 compensation...........     --          --          --        80,000           --           --        80,000
Collections on notes
 receivable from
 stockholders...........     --          --      130,000          --            --           --       130,000
                          ------ -----------   ---------    ---------   -----------  -----------  -----------
Balance, September 30,
 1997...................   2,000  42,992,000     (14,000)    (127,000)   (1,066,000)  24,108,000   65,895,000
Comprehensive income:
Net income..............     --          --          --           --            --    10,534,000   10,534,000
Foreign currency
 translation............     --          --          --           --        314,000          --       314,000
                                                                                                  -----------
Comprehensive income....                                                                           10,848,000
Amortization of deferred
 compensation...........     --          --          --        80,000           --           --        80,000
Collections on notes
 receivable from
 stockholders...........     --          --        5,000          --            --           --         5,000
                          ------ -----------   ---------    ---------   -----------  -----------  -----------
Balance, September 30,
 1998...................   2,000  42,992,000      (9,000)     (47,000)     (752,000)  34,642,000   76,828,000
Comprehensive income:
Net income..............     --          --          --           --            --    12,414,000   12,414,000
Foreign currency
 translation............     --          --          --           --       (548,000)         --      (548,000)
                                                                                                  -----------
Comprehensive income....                                                                           11,866,000
Amortization of deferred
 compensation...........     --          --          --        47,000           --           --        47,000
Stock repurchases.......          (3,106,000)                                                      (3,106,000)
Stock option exercises..               2,000                                                            2,000
Collections on notes
 receivable from
 stockholders...........     --          --        3,000          --            --           --         3,000
                          ------ -----------   ---------    ---------   -----------  -----------  -----------
Balance, September 30,
 1999...................  $2,000 $39,888,000   $  (6,000)   $     --    $(1,300,000) $47,056,000  $85,640,000
                          ====== ===========   =========    =========   ===========  ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Fiscal Year Ended September 30,
                                      ----------------------------------------
                                          1997          1998          1999
                                      ------------  ------------  ------------
Cash flows--operating activities:
 Net income.......................... $ 10,492,000  $ 10,534,000  $ 12,414,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization......    7,446,000    13,019,000    12,841,000
  Write-off of deferred CBT
   development costs.................          --         92,000     7,104,000
  Deferred facilities rent charges...     (227,000)     (159,000)    1,469,000
  Losses on disposals of equipment
   and leasehold improvements........      345,000       601,000       307,000
  Amortization of deferred
   compensation......................       80,000        80,000        47,000
  Unrealized foreign exchange (gains)
   losses............................      (53,000)       88,000      (418,000)
  Change in net assets and
   liabilities:
   Trade accounts receivable.........  (10,834,000)    5,126,000       696,000
   Prepaid marketing expenses........     (291,000)      208,000      (477,000)
   Prepaid expenses and other........   (2,438,000)    1,181,000      (463,000)
   Income taxes......................    1,128,000       886,000       210,000
   Trade accounts payable............    7,432,000    (3,548,000)   (1,032,000)
   Deferred revenue..................   12,079,000     5,718,000     4,606,000
   Accrued payroll, benefits and
    related taxes....................    1,287,000      (347,000)      975,000
   Other accrued liabilities.........   (1,108,000)    1,762,000      (767,000)
                                      ------------  ------------  ------------
Net cash provided by operating
 activities..........................   25,338,000    35,241,000    37,512,000
                                      ------------  ------------  ------------
Cash flows--investing activities:
 Purchases of equipment, property and
  leasehold improvements.............  (22,248,000)  (10,358,000)   (8,154,000)
 Retirements of equipment and
  leasehold improvements.............       23,000       630,000        75,000
 Proceeds from short-term interest-
  bearing investments:
  Investments held to maturity.......   36,001,000    27,889,000    48,319,000
  Investments held for sale..........          --      5,100,000     4,500,000
 Purchases of short-term interest-
  bearing investments:
  Investments held to maturity.......  (22,132,000)  (30,195,000)  (74,390,000)
  Investments held for sale..........   (1,200,000)   (9,600,000)   (5,650,000)
 Purchases of long-term interest-
  bearing investments held to
  maturity...........................          --     (9,934,000)     (122,000)
 Other, net..........................   (7,557,000)   (5,289,000)   (1,839,000)
                                      ------------  ------------  ------------
Net cash used in investing
 activities..........................  (17,113,000)  (31,757,000)  (37,261,000)
                                      ------------  ------------  ------------
Cash flows--financing activities:
 Principal payments of debt and
  capital leases.....................     (240,000)      (19,000)          --
 Repurchases of Common Stock.........          --            --     (3,106,000)
 Collections of stockholder notes
  receivable.........................      130,000         5,000         3,000
 Exercise of stock options...........          --            --          2,000
                                      ------------  ------------  ------------
Net cash used in financing
 activities..........................     (110,000)      (14,000)   (3,101,000)
                                      ------------  ------------  ------------
Effects of exchange rates on cash....     (215,000)      144,000      (146,000)
                                      ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................    7,900,000     3,614,000    (2,996,000)
Cash and cash equivalents at the
 beginning of the period.............   24,541,000    32,441,000    36,055,000
                                      ------------  ------------  ------------
Cash and cash equivalents at the end
 of the period....................... $ 32,441,000  $ 36,055,000  $ 33,059,000
                                      ============  ============  ============
Supplemental disclosures:
 Income taxes paid................... $  3,558,000  $  5,214,000  $  5,937,000
                                      ============  ============  ============
 Interest paid....................... $     23,000  $      2,000  $      2,000
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

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  a. Nature of the Business:

  Learning Tree International, Inc. and subsidiaries (the "Company") develop, publish and deliver advanced technology training courses covering a broad range of topics which are designed to meet the training needs of information technology ("IT") professionals worldwide. These courses are delivered primarily at the Company's leased Education Centers located in the United States, England, Canada, France and Sweden. Such course events are also conducted in hotel and conference facilities, and at customer sites throughout the world. The Company provides courses that are regularly presented worldwide and cover such IT topics as client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, object-oriented technology, IT management and related topics. In addition to its instructor-led courses, the Company has a line of multimedia CBT versions of its courses designed for both stand-alone CD-ROM and network-based delivery. In fiscal 1999 the Company announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet (See Note 10.)

  b. Principles of Consolidation:

  The accompanying consolidated financial statements include the accounts of Learning Tree International, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Minority interests in certain subsidiaries are not significant. Following is a summary of the subsidiaries of the Company:

  Learning Tree International USA, Inc. (U.S.)
  Learning Tree International, K.K. (Japan)
  Learning Tree International Ltd. (United Kingdom)
  Learning Tree International S.A. (France)
  Learning Tree International AB (Sweden)
  Learning Tree Publishing AB (Sweden)
  Learning Tree International Inc. (Canada)
  Learning Tree International Ltd. (Hong Kong)
  Advanced Technology Marketing, Inc. (U.S.)
  Technology for Business and Industry, Inc. (U.S. Virgin Islands)

  c. Financial Statement Classifications:

  Certain prior period balances have been reclassified to conform with the current period presentation.

  d. Capital Stock:

  In March 1997, the Company increased the authorized number of shares of Common Stock, $.0001 par value ("Common Stock,") from 25,000,000 to 75,000,000 shares. In addition, the Company's authorized capital stock includes 10,000,000 shares of preferred stock, $.0001 par value ("Preferred Stock.") No shares of Preferred Stock have been issued nor have the terms, conditions or preferences for such Preferred Stock been established.

  e. Stock Dividend:

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

  f. Revenue Recognition--Instructor-Led Courses:

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

  The Company offers a sales discount program referred to as the Passport Program. The Passport Program allows an individual passport holder to attend up to a specified number of courses held by the Company over a one year period for a fixed price. Under the Passport Program, the amount of revenue recognized for each attendance in one of the Company's courses is based upon the selling price of the Passport and the estimated average number of courses passport holders will actually attend. Upon expiration of a Passport, the Company records the difference, if any, between the revenues previously recognized and the Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events Passport holders have been attending. The average of the actual attendance rate for all expired Passports has closely approximated the estimated rate utilized by the Company. If the Passport attendance rate changes, based upon this historical data, the Company adjusts the revenue recognition rate for all active Passports and for all Passports sold thereafter. Although the Company has seen no material changes in the historical rates as its number of course titles has increased, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

  g. Revenue Recognition--Multimedia CBT Courses:

  The Company derives its revenues from its multimedia computer based training courses under license agreements under which customers license the usage of products. Many of these agreements run for periods of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are allowed to exchange any or all of the licensed course titles for an equal number of new course titles. The first year license fee is generally recognized as revenue at the time of delivery, provided there are no significant vendor obligations remaining. Subsequent annual license fees are recognized on each anniversary date, provided there are no significant vendor obligations remaining. If significant vendor obligations exist at the time of delivery, revenue is deferred and recognized ratably over the term of the license agreement. The cost of satisfying any insignificant vendor obligations is accrued at the time revenue is recognized. Unearned license revenues are recorded as deferred revenues.

  h. Deferred Revenues:

  Deferred revenues primarily relate to unearned revenues associated with the Passport Program, refundable advance payments received from customers for course events to be held in the future and unearned revenues associated with multi-year license agreements for multimedia CBT courses.

  i. Prepaid Marketing Expenses:

  Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are expensed in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable. Marketing expenses for the fiscal years ended September 30, 1997, 1998 and 1999 were $33,852,000, $38,812,000 and $35,849,000, respectively.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  j. Course Development Costs:

  Instructor-led IT training course development costs are charged to operations in the period incurred. Multimedia CBT development costs were historically accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires capitalization of certain software development costs upon the establishment of technological feasibility. Based on the Company's multimedia CBT product development process, technological feasibility was established upon the completion of a working model or a detail course design. In fiscal 1998, capitalized multimedia CBT development costs of $8,298,000 were recorded as other assets in the consolidated balance sheets. All capitalized multimedia CBT development costs were written off during fiscal 1999 (see Note 10.) Capitalized multimedia CBT product development costs were amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product which is 24 months.

  k. Foreign Currency:

  The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation." The rates of exchange at each fiscal year end are used for translating the balance sheets and the average monthly rates of exchange for each year are used for the statements of operations. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

  To date, the Company has not sought to hedge the risk associated with fluctuations in currency exchange rates, and therefore continues to be subject to such risk.

  l. Equipment, Property and Leasehold Improvements:

  Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the following useful lives:

     Education and office
      equipment................  3 to 5 years
     Transportation equipment..  4 years
     Leasehold improvements....  10 years or the life of the lease, if shorter
     Property..................  30 years

  Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization and any resulting gain or loss is included in income.

  m. Intangible and Long-Lived Assets:

  The Company periodically reviews the carrying value of its intangible and long-lived assets to identify and assess any impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  n. Facilities Leases:

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

  o. Computation of Earnings per Common Share and Assuming Dilution:

  In 1997, SFAS No. 128 "Earnings per Share" was issued. SFAS No. 128 established new standards for computing and presenting earnings per share and was adopted by the Company in fiscal 1998. The adoption of SFAS No. 128 did not have a material effect on the reported earnings per common share and earnings per common share assuming dilution.

  Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period after giving retroactive effect to the 50% stock dividend paid in December 1996. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 104,000 shares, 20,000 shares and 65,000 shares were added to the weighted average number of shares outstanding for the fiscal years ended September 30, 1997, 1998 and 1999, respectively.

  p. Comprehensive Income:

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of October 1, 1998. SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. For each of the fiscal years ended September 30, 1997, 1998 and 1999, the only non-stockholder changes in equity were related to the translation of balance sheets which were denominated in foreign currencies. The Company has restated the information for the fiscal years ended September 30, 1997 and 1998 in the accompanying Statements of Stockholders' Equity to reflect the retroactive adoption of SFAS No. 130.

  q. Use of Estimates:

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

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

Income before provision for income taxes consists of the following:

                                                        September 30,
                                             -----------------------------------
                                                1997        1998        1999
                                             ----------- ----------- -----------
     Domestic............................... $ 2,441,000 $ 1,757,000 $ 4,524,000
     Foreign................................  13,109,000  14,204,000  14,501,000
                                             ----------- ----------- -----------
       Total................................ $15,550,000 $15,961,000 $19,025,000
                                             =========== =========== ===========

  For the years ended September 30, 1997, 1998 and 1999, the provision for income taxes was comprised of the following:

                                                        September 30,
                                               ---------------------------------
                                                  1997        1998       1999
                                               ----------  ---------- ----------
     Current tax provision:
       U.S. Federal..........................  $  498,000  $  120,000 $1,175,000
       State.................................     254,000     190,000    383,000
       Foreign...............................   4,746,000   4,389,000  4,917,000
                                               ----------  ---------- ----------
                                                5,498,000   4,699,000  6,475,000
                                               ----------  ---------- ----------
     Deferred tax provision:
       U.S. Federal..........................    (404,000)    374,000     14,000
       State.................................     (35,000)     40,000      1,000
       Foreign...............................      (1,000)    314,000    121,000
                                               ----------  ---------- ----------
                                                 (440,000)    728,000    136,000
                                               ----------  ---------- ----------
         Total provision for income taxes....  $5,058,000  $5,427,000 $6,611,000
                                               ==========  ========== ==========

  The following is a reconciliation of the provision for income taxes computed by applying the U.S. Federal statutory rate to the income before taxes, to the reported provision for income taxes:

                                                     September 30,
                                            ----------------------------------
                                               1997        1998        1999
                                            ----------  ----------  ----------
     Income taxes at the statutory rate...  $5,342,000  $5,587,000  $6,468,000
     Permanent differences................    (283,000)   (214,000)     39,000
     Change in valuation allowance........    (429,000)        --          --
     Effect of foreign taxes and tax
      credits.............................     260,000     (71,000)   (149,000)
     State income taxes...................     168,000     125,000     253,000
                                            ----------  ----------  ----------
       Total provision for income taxes...  $5,058,000  $5,427,000  $6,611,000
                                            ==========  ==========  ==========

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

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  The following is a summary of the tax effect of carryforwards and temporary differences which give rise to deferred tax assets and liabilities:

                                                            September 30,
                                                         ---------------------
                                                           1998        1999
                                                         ---------  ----------
     Domestic operations:
       Deferred tax assets:
         Deferred facilities rent charges............... $ 392,000  $  497,000
         Foreign tax credit carryforwards...............    77,000         --
         Other..........................................   365,000     324,000
       Deferred tax liabilities:
         Depreciation and amortization..................  (561,000)   (563,000)
         Other..........................................   (17,000)    (17,000)
                                                         ---------  ----------
         Net domestic deferred tax assets...............   256,000     241,000
                                                         ---------  ----------
     Foreign operations:
       Deferred tax assets:
         Depreciation and other.........................  (273,000)   (395,000)
                                                         ---------  ----------
         Net foreign deferred tax assets................  (273,000)   (395,000)
                                                         ---------  ----------
     Net deferred tax asset (liability)................. $ (17,000) $ (154,000)
                                                         =========  ==========

  At September 30, 1999, the Company had approximately $30,000 of foreign tax credit carryforwards available to offset U.S. Federal income taxes in future years. The foreign tax credit carryforwards expire in 2004.

3. COMMITMENTS:

  The Company leases its facilities and certain equipment under various operating lease agreements which expire at various dates through 2019. The minimum future rental payments for all operating leases are as follows:

     2000.......................................................... $ 10,063,000
     2001..........................................................    9,531,000
     2002..........................................................    8,852,000
     2003..........................................................    8,919,000
     2004..........................................................    9,029,000
     Thereafter....................................................   81,354,000
                                                                    ------------
                                                                    $127,748,000
                                                                    ============

  The minimum future rental payments have not been reduced by future minimum sublease rentals of $5,974,000 due in the future under noncancelable subleases. For the years ended September 30, 1997, 1998 and 1999, rent expense was $4,573,000, $5,296,000 and $9,680,000, respectively. The agreements generally require the payment of property taxes, insurance and maintenance in addition to the minimum base rent.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

4. STOCKHOLDERS' EQUITY:

 Common Stock Sold to Employees--

  During fiscal 1995, the Company recorded deferred compensation of $321,000, which represented the excess of the appraised value (as determined by an independent appraisal) over the initial issue price of common stock sold to certain employees during fiscal 1995. The deferred compensation was reflected as a reduction of stockholders' equity in the accompanying financial statements and was amortized as additional compensation expense over the related service period which ended during fiscal 1999. During the fiscal years ended September 30, 1997, 1998 and 1999, the Company recorded $80,000, $80,000 and $47,000 of additional compensation expense relating to the amortization of the deferred compensation, respectively.

 Repurchase of Company Stock--

  On March 8, 1999, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Common Stock of the Company. As of September 30, 1999, the Company had repurchased approximately 358,800 shares of its Common Stock on the open market at a total cost of approximately $3,106,000. The Company may repurchase additional shares in the future depending upon market conditions and pursuant to the requirements of Rule 10b-18 of the Securities Exchange Act of 1934.

5. EMPLOYEE STOCK OPTION PLAN

  In March 1999, the Company and its shareholders adopted the Learning Tree International, Inc. 1999 Stock Option Plan (the "1999 Plan") and in October 1995 they adopted the 1995 Stock Option Plan (the "1995 Plan.") The 1999 Plan and the 1995 Plan provide for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to purchase an aggregate of up to 1,500,000 shares and 2,250,000 shares of Common Stock, respectively. Both plans permit the grant of options to officers, employees and directors of the Company.

  Under the plans, the exercise price of incentive stock options granted will be greater than or equal to their fair market value at the date of grant, and the maximum term of all options may not exceed ten years. The vesting schedule and the period required for full exercisability of the stock options is at the discretion of the Board of Directors, but in no event can it be less than six months.

  During the year ended September 30, 1997, non-qualified options were granted under the 1995 Option Plan to substantially all employees with at least one year of service with the Company and during the year ended September 30, 1998 additional options were granted to certain employees. In 1999, options were granted to certain employees under both of the plans. The exercise price of all options granted was equal to their fair market

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES value at the dates of the grants and the terms of the options are five years. The options are generally subject to a four-year vesting schedule at 25% per year on each anniversary date. Following is a summary of the options granted under the plans:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
     Outstanding at September 30, 1996..............       --        $  --
     Options Granted................................   901,000        25.66
     Exercised during the year......................       --           --
     Forfeited during the year......................   (65,000)       26.51
                                                     ---------       ------
       Outstanding at September 30, 1997............   836,000        25.60
     Options Granted................................   412,000        23.50
     Exercised during the year......................       --           --
     Forfeited during the year......................  (181,000)       25.20
                                                     ---------       ------
       Outstanding at September 30, 1998............ 1,067,000        24.86
     Options Granted................................ 1,411,000         9.82
     Exercised during the year......................       --           --
     Forfeited during the year......................  (334,000)       15.82
                                                     ---------       ------
       Outstanding at September 30, 1999............ 2,144,000       $16.37
                                                     =========       ======

  The following table summarizes stock options outstanding and exercisable at September 30, 1999:

                             Options Outstanding           Options Exercisable
                    ------------------------------------- ----------------------
                                 Weighted                            Weighted
       Exercise                  Average      Remaining              Average
     Price Ranges    Shares   Exercise Price Life (Years) Shares  Exercise Price
     -------------  --------- -------------- ------------ ------- --------------
     $ 6.63--11.00  1,214,000     $ 9.85         4.1       36,000     $11.00
      23.50--29.50    930,000      24.87         2.4      395,000      25.12
     -------------  ---------     ------         ---      -------     ------
     $ 6.63--29.50  2,144,000     $16.37         3.4      431,000     $23.95
     =============  =========     ======         ===      =======     ======

  The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for the stock option plans. Accordingly, no compensation cost has been recognized for options granted during fiscal 1997, 1998 and 1999. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per common share assuming dilution would have been reduced to the pro forma amounts below:

                                              1997        1998         1999
                                          ------------ ----------- ------------
     Pro forma Net Income...............  $ 10,014,000 $ 9,762,000 $ 11,400,000
     Pro forma earnings per common
      share.............................  $       0.46 $      0.44 $       0.52
     Pro forma earnings per common share
      assuming dilution.................          0.45        0.44         0.52

  The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the years ended September 30, 1997, 1998 and 1999 with the following assumptions: risk-free interest rates of 6.2%, 5.8% and 4.7%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 38%, 41% and 58%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during fiscal 1997 was $7.62, during fiscal 1998 was $7.27 and during fiscal 1999 was $3.27.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

6. EMPLOYEE BENEFIT PLANS:

  The Company has adopted a defined contribution plan for the benefit of its domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (the "Plan") is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

  Qualified employees may elect to contribute up to 15% of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. The Company makes contributions at a rate of 75% of elective contributions up to 4.5% of the compensation of such contributors. The Company contributed $540,000, $697,000 and $738,000 to the Plan for the fiscal years ended September 30, 1997, 1998 and 1999, respectively.

  The Company has adopted similar plans for the benefit of its employees in certain of its foreign subsidiaries. Contributions to these plans are subject to various age, length of service and compensation level criteria, as well as certain limitations. For the fiscal years ended September 30, 1997, 1998 and 1999, the cost to the Company of these plans was approximately $195,000, $194,000 and $264,000, respectively.

7. OPERATING SEGMENT INFORMATION:

  In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Previously reported geographic information has been restated to conform with SFAS No. 131 requirements.

  The Company has only one material operating segment which is the design and delivery of advanced technology training courses and related services, which is managed on a geographic basis. There were no sales to any individual customers that accounted for 10% or more of revenue in fiscal 1997, 1998 or 1999.

  The table below presents information by geographic location for the years ended September 30, 1997, 1998 and 1999:

                                            Fiscal Years Ended September 30,
                                         --------------------------------------
                                             1997         1998         1999
                                         ------------ ------------ ------------
   Revenues:
     United States...................... $ 90,371,000 $ 98,776,000 $ 95,685,000
     Canada.............................   10,936,000   11,059,000   11,202,000
     Europe.............................   61,214,000   75,310,000   80,738,000
     Asia...............................    1,962,000    2,029,000    1,696,000
                                         ------------ ------------ ------------
       Consolidated revenues............ $164,483,000 $187,174,000 $189,321,000
                                         ============ ============ ============
   Long-lived assets:
     United States......................              $ 29,733,000 $ 17,538,000
     Canada.............................                   496,000      767,000
     Europe.............................                 6,549,000    7,970,000
     Asia...............................                   142,000      209,000
                                                      ------------ ------------
       Consolidated long-lived assets...              $ 36,920,000 $ 26,484,000
                                                      ============ ============

  Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

8. VALUATION AND QUALIFYING ACCOUNTS:

  For the years ended September 30, 1997, 1998 and 1999, activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                                        September 30,
                                                -------------------------------
                                                  1997       1998       1999
                                                ---------  ---------  ---------
     Beginning balance......................... $ 254,000  $ 312,000  $ 408,000
     Charged to expense........................   280,000    408,000    610,000
     Amounts written off.......................  (222,000)  (312,000)  (275,000)
                                                ---------  ---------  ---------
     Ending balance............................ $ 312,000  $ 408,000  $ 743,000
                                                =========  =========  =========

9. CASH, CASH EQUIVALENTS AND INTEREST-BEARING INVESTMENTS:

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

  Following is a summary of the Company's short-term interest-bearing investments as of September 30, 1998 and 1999:

                                                           1998        1999
                                                        ----------- -----------
     Investments held to maturity:
      Commercial paper................................. $22,713,000 $37,207,000
      Less investments included in cash equivalents....  11,577,000         --
                                                        ----------- -----------
       Total held to maturity..........................  11,136,000  37,207,000
     Investments held for sale:
      State and local government debt..................  20,000,000  21,150,000
                                                        ----------- -----------
       Total interest-bearing investments.............. $31,136,000 $58,357,000
                                                        =========== ===========

 Long-Term Interest-Bearing Investments--

  Included in the balance of long-term interest-bearing investments is $9,836,000 (6,000,000 British Pounds) which has been pledged to secure the Company's obligation under a lease for certain education center facilities in the United Kingdom. The terms of the lease require the Company to pledge a cash deposit or provide a letter of credit for the same amount as collateral for its obligations thereunder. The investment is carried at cost, which approximates market value. Interest earned by the cash deposit is received by the Company. The required level of the cash deposit or letter of credit will decline if certain financial ratios have been met.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

10. WRITE-OFF OF DEFERRED CBT PRODUCT DEVELOPMENT COSTS:

  On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. As a result, the Company discontinued further development of its CBT courses, and expects to substantially reduce its CBT sales efforts during the first quarter of fiscal 2000, depending on customer demand.

  As a result of this decision, the Company wrote-off all capitalized multimedia CBT product development costs, approximating $5,893,000, on June 30, 1999. Earlier in the fiscal year, the Company wrote-off multimedia CBT product development costs in the amount of $1,211,000 which were estimated to be non-realizable, as well as for costs for certain CBT courses which were terminated while still under development. In addition, in fiscal 1999, the Company recognized $2,337,000 of multimedia CBT product development costs. These costs are included in course development expense in the accompanying consolidated statements of operations.

  For the fiscal years ended September 30, 1997 and 1998, $1,993,000 and $2,621,000 of multimedia CBT product development costs, respectively, were charged to course development expense in the accompanying consolidated statements of operations.

11. RELATED PARTY TRANSACTIONS:

  In October 1995, the Company entered into employment agreements with the Chief Executive Officer and President of the Company, each for a period of three years. These agreements were amended and extended for one year from September 30, 1998. In September 1999, the Chief Executive Officer and President of the Company's employment agreements were amended and extended for an additional three years and one year, respectively.

  During fiscal 1999, the Company paid $129,000 for legal services performed by Guth Rothman & Chrisopher LLP, a law firm in which one of the Company's Directors is a partner.

12. LITIGATION:

  On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499), purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et al., Case No. 95-6384ABC), purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On April 15, 1999, the Court of Appeals reversed the dismissal of Sarah.

  On August 27, 1998, plaintiffs amended the Guthrie action to add the Company and two additional officers as defendants and to expand the proposed class period to include persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998.

  Each of the complaints makes similar allegations of misrepresentations in certain public disclosures made by the Company at various times during the class period. Each complaint also alleges that the Company and the

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Company Stock while in possession of allegedly concealed material adverse information. Each complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' fees and other costs, interest, and other relief.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

  None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table provides biographical information regarding the directors and executive officers of the Company as of September 30, 1999. All other information regarding directors and executive officers of the Company required by this item is incorporated by reference to the section entitled "Executive Officers of the Registrant" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders.

             Name           Age                        Title
             ----           ---                        -----
   David C. Collins(1).....  58  Chairman of the Board of Directors and Chief
                                  Executive Officer
   Eric R. Garen...........  52  President and Director
   James E. Furlan.........  48  Chief Operating Officer and Director
   Gary R. Wright(2).......  42  Chief Financial Officer and Secretary
   Mary C. Adams(2)........  43  Vice President, Administration, Investor Relations
                                  and Assistant Secretary
   W. Mathew Juechter(1)...  66  Director
   Michael W. Kane(1)......  48  Director
   Alan B. Salisbury.......  62  Director
   Theodore E. Guth........  45  Director

--------
(1) Member of the Audit Committee and the Compensation Committee.
(2) Mr. Wright and Ms. Adams became Directors of the Company in December 1999.

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

  Mr. Garen, a co-founder of the Company, has served first as Executive Vice President and then as President of the Company since the Company's business began in 1974. Mr. Garen holds a Bachelor of Science degree in Electrical Engineering from the California Institute of Technology and a Masters degree in Computer Science from the University of Southern California, earning both degrees with honors.

  Mr. Furlan joined the Company in February 1999 as Chief Operating Officer. Prior to joining the Company, Mr. Furlan was employed by the Xerox Corporation from July 1974 to February 1999. From 1991 to 1999, Mr. Furlan was Vice President, General Manager of various Xerox business units, the most recent being Distributed Printing and Publishing Systems. Prior to these positions, he held a series of senior management positions in sales, marketing, finance and strategic planning in Xerox's printer and copier divisions. Mr. Furlan holds a Bachelor of Science degree in engineering and a Master of Business Administration from the University of Illinois. Mr. Furlan became a Director of the Company in August 1999.

  Mr. Wright has been Vice President, Finance and Chief Financial Officer of the Company since January 1995, and from January 1990 to that time he was Corporate Controller of the Company. From April 1983 to January 1990, Mr. Wright was employed by The Flying Tiger Line Inc. and its parent company, Tiger International, Inc., a publicly-held transportation company, where he held a variety of financial executive positions, including Assistant Controller and Director of Financial Reporting. Prior to April 1983, Mr. Wright worked at the public accounting firm of Arthur Andersen LLP. Mr. Wright is a certified public accountant. Mr. Wright became a Director of the Company in December 1999.

  Ms. Adams has served as Vice President, Administration and Investor Relations since September 1995. She began her association with the Company in September 1975 and has held a variety of key positions in the Company. Ms. Adams is also the President of Advanced Technology Marketing, Inc., a wholly owned subsidiary of the Company. Ms. Adams became a Director of the Company in December 1999.

  Mr. Juechter has been a director of the Company since June 1987. He is President and Chief Executive Officer of IRA, Inc., a management consulting company that works primarily in the areas of strategy, structure and executive development. From 1991 to 1999, he was Chief Executive Officer of ARC International Ltd., a management consulting and training company. From 1986 to 1991, Mr. Juechter was Managing Director of IRA, Inc. in St. Paul, Minnesota. Mr. Juechter served as President and Chief Executive Officer of Wilson Learning Corp., a multi-national training organization, from 1977 to 1986. From 1989 to 1997, he was President of the Board of Governors of the American Society for Training and Development (ASTD). Mr. Juechter is a graduate of Boston University and Harvard Business School.

  Dr. Kane has served as a director of the Company since February 1995. Since 1991, he has been President and Chief Executive Officer of M. Kane & Company, Inc., an investment banking firm focusing primarily on technology companies. From 1987 to 1988, he was an investment banker with L.F. Rothschild & Co., Inc. and from 1988 to 1991 he was an investment banker with Oppenheimer & Co., Inc. From 1984 to 1987, Dr. Kane practiced primarily corporate and securities law with the law firm of Irell & Manella LLP and, prior to that, he was a Project Leader in the Systems Sciences Department of The Rand Corporation and an independent consultant to the satellite telecommunications industry. Dr. Kane has a Bachelor of Arts degree in Political Science from the University of Wisconsin-Madison and a Master's degree in International Relations, a Ph.D. degree in Political Science and a J.D. degree from the University of California, Los Angeles.

  Dr. Salisbury is an independent management consultant in the information technology field. He retired from Learning Tree in 1999, where he had served as President and General Manager, and later Chairman, of Learning Tree International USA, Inc., the Company's operating subsidiary in the United States, since April 1993. From 1991 until he joined the Company, Dr. Salisbury was Chief Operating Officer of Microelectronics and Computer Technology Corporation (MCC), an organization involved in the research and development of IT products located in Austin, Texas. From 1987 to 1991, he was President of the Contel Technology Center, the research and development group of Contel Corp, an independent telephone company located in Chantilly, Virginia.
Dr. Salisbury is a director of Sybase, Inc., a database software developer, and Template Software, an enterprise applications integration software provider. The author of numerous books and articles related to information technology and education, Dr. Salisbury served in the United States Army from 1958 to 1987, when he retired as Commanding General of the U.S. Army Information Systems Engineering Command. He holds a Bachelor of Science degree, with distinction, from the U.S. Military Academy, and Masters and Ph.D. degrees in Electrical Engineering and Computer Science from Stanford University.

  Mr. Guth has served as a director of the Company since March 1999. He is a partner at Guth Rothman & Christopher LLP, a law firm he co-founded in 1997. Mr. Guth was previously a partner at the law firm of Irell & Manella LLP from 1985 to 1993 and from 1995 to 1997. From 1993 to 1995, he was the President of Dabney/Resnick, Inc., a 100-person investment banking and brokerage firm. Mr. Guth was a full-time professor at the UCLA School of Law from 1981 to 1983. He holds a JD from Yale Law School and a Bachelor of Science degree from the University of Notre Dame (summa cum laude, Phi Beta Kappa).

  David C. Collins and Mary C. Adams are married. There are no other family relationships among any of the directors or executive officers of the Company.

Item 11. Executive Compensation

  The information regarding compensation of executive officers of the Company required by this item is incorporated by reference to the section entitled "Executive Compensation" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information regarding the security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

  The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled "Certain Transactions" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders.

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

  (b) Reports on Form 8-K

  There were no reports on Form 8-K during the three month period ended September 30, 1999.

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


    10.4 Employment Agreement dated as of February 1978, as amended, between Learning Tree International, Inc. and Mary C. Adams**


    10.6 Employment Agreement dated as of January 8, 1990, as amended, between Learning Tree International, Inc. and Gary R. Wright**


    10.7   Form of Training Advantage Agreement*


    10.8   1995 Stock Option Plan dated as of September 29, 1995**


    10.9   Employment Agreement dated as of February 25, 1999, between Learning
           Tree International, Inc. and James E. Furlan***


    10.10  1999 Stock Option Plan dated as of January 29, 1999****


    21.1   Subsidiaries of the Registrant


    23.1   Consent of Arthur Andersen LLP


    27.1   Financial Data Schedule


    99     Risk Factors

--------
   * Previously filed on October 6, 1995.
  ** Previously filed on November 13, 1995.
 *** Previously filed on May 13, 1999
**** Previously filed on January 29, 1999

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this annual report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 22nd day of December, 1999.

                                          Learning Tree International, Inc.

                                                /s/ David C. Collins, Ph.D.
                                          By: _________________________________
                                            Name:  David C. Collins, Ph.D.
                                            Title: Chairman of the Board of
                                                   Directors and Chief
                                                   Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                            Title                   Date
              ---------                            -----                   ----

     /s/ David C. Collins, Ph.D.       Chairman of the Board and     December 22, 1999
______________________________________  Chief Executive Officer
       David C. Collins, Ph.D.          (principal executive
                                        officer)

          /s/ Eric R. Garen            President and Director        December 22, 1999
______________________________________
            Eric R. Garen

          /s/ Gary R. Wright           Chief Financial Officer and   December 22, 1999
______________________________________  Secretary (principal
            Gary R. Wright              financial officer and
                                        principal accounting
                                        officer) and Director

         /s/ James E. Furlan           Chief Operating Officer and   December 22, 1999
______________________________________  Director
           James E. Furlan

          /s/ Mary C. Adams            Vice President,               December 22, 1999
______________________________________  Administration, Investor
            Mary C. Adams               Relations and Assistant
                                        Secretary and Director

        /s/ W. Mathew Juechter         Director                      December 22, 1999
______________________________________
          W. Mathew Juechter

     /s/ Alan B. Salisbury, Ph.D.      Director                      December 22, 1999
______________________________________
       Alan B. Salisbury, Ph.D.

      /s/ Michael W. Kane, Ph.D.       Director                      December 22, 1999
______________________________________
        Michael W. Kane, Ph.D.

         /s/ Theodore E. Guth          Director                      December 22, 1999
______________________________________
           Theodore E. Guth