Form 10-Q
period 1999-12-31
LEARNING TREE INTERNATIONAL INC
filed 2000-02-10
CIK 1002037

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

{X} Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934
       For the quarterly period ended December 31, 1999
                                      -----------------

                                       or

{ } Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
       For the transition period from___________to___________


Commission file number 0-27248
                       -------


                       Learning Tree International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    95-3133814
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   identification No.)

              6053 West Century Boulevard, Los Angeles, CA  90045
        ---------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code   (310) 417-9700
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

                         Yes  X     No
                             ---       ---


The number of shares of common stock, $.0001 par value, outstanding as of February 2, 2000, is 21,645,532 shares.

                         Total number of pages  17
                                               ----

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                               December 31, 1999


                               TABLE OF CONTENTS

Part I--Financial Statements                                                                 Page

    Item 1.       Financial Statements:
                  Consolidated Balance Sheets............................................      3
                  Consolidated Statements of Operations..................................      4
                  Consolidated Statements of Stockholders' Equity........................      5
                  Consolidated Statements of Cash Flows..................................      6
                  Notes to Consolidated Financial Statements.............................      7

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                      of Operations......................................................      9

Part II--Other Information
    Item 1.       Legal Proceedings......................................................     15
    Item 2.       Changes in Securities..................................................     16
    Item 3.       Defaults Upon Senior Securities........................................     16
    Item 4.       Submission of Matters to a Vote of Security Holders....................     16
    Item 5.       Other Information......................................................     16
    Item 6.       Exhibits and Reports on Form 8-K.......................................     16

Signatures...............................................................................     17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,    September 30,
                                                                                 1999             1999
                                                                             -------------   --------------
ASSETS                                                                        (Unaudited)
Current assets:
 Cash and cash equivalents................................................   $ 45,007,000     $ 33,059,000
 Short-term interest-bearing investments..................................     58,632,000       58,357,000
 Trade accounts receivable, net...........................................     15,841,000       17,227,000
 Prepaid marketing expenses...............................................      1,017,000        1,620,000
 Prepaid expenses and other...............................................      4,281,000        4,075,000
                                                                             ------------     ------------
      Total current assets................................................    124,778,000      114,338,000

Equipment, property and leasehold improvements, net.......................     23,550,000       25,235,000
Long-term interest-bearing investments....................................      9,677,000        9,959,000
Other assets..............................................................      1,294,000        1,249,000
                                                                             ------------     ------------
      Total assets........................................................   $159,299,000     $150,781,000
                                                                             ============     ============

LIABILITIES
Current liabilities:
 Trade accounts payable...................................................   $ 10,365,000     $ 13,383,000
 Deferred revenue.........................................................     39,302,000       37,618,000
 Accrued liabilities......................................................      7,939,000        7,319,000
 Income taxes payable.....................................................      5,942,000        3,927,000
                                                                             ------------     ------------
      Total current liabilities...........................................     63,548,000       62,247,000

Deferred income taxes.....................................................        154,000          154,000
Deferred facilities rent..................................................      2,696,000        2,740,000
                                                                             ------------     ------------
      Total liabilities...................................................     66,398,000       65,141,000
                                                                             ------------     ------------

Commitments

STOCKHOLDERS' EQUITY
 Common Stock, $.0001 par value, 75,000,000 shares authorized,
  21,641,000 and 21,636,000 shares issued and outstanding, respectively...          2,000            2,000
 Additional paid-in capital...............................................     39,948,000       39,888,000
 Notes receivable from stockholders.......................................             --           (6,000)
 Cumulative foreign currency translation..................................     (1,791,000)      (1,300,000)
 Retained earnings........................................................     54,742,000       47,056,000
                                                                             ------------     ------------
      Total stockholders' equity..........................................     92,901,000       85,640,000
                                                                             ------------     ------------
      Total liabilities and stockholders' equity..........................   $159,299,000     $150,781,000
                                                                             ============     ============



          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         For the Three Months
                                                          Ended December 31,
                                                   -------------------------------
                                                      1999                1998
                                                   -----------         -----------

Revenues...................................        $49,399,000         $45,152,000
Cost of revenues...........................         18,207,000          19,840,000
                                                   -----------         -----------

  Gross profit.............................         31,192,000          25,312,000
                                                   -----------         -----------

Operating expenses:
  Course development.......................          2,395,000           3,377,000
  Sales and marketing......................         12,349,000          13,298,000
  General and administrative...............          5,901,000           5,796,000
                                                   -----------         -----------
                                                    20,645,000          22,471,000
                                                   -----------         -----------

Income from operations.....................         10,547,000           2,841,000
                                                   -----------         -----------

Other income (expense):
  Interest expense.........................             (1,000)             (2,000)
  Interest income..........................          1,324,000           1,080,000
  Foreign exchange.........................            (67,000)            144,000
  Other....................................             21,000            (118,000)
                                                   -----------         -----------
                                                     1,277,000           1,104,000
                                                   -----------         -----------

Income before provision for income taxes...         11,824,000           3,945,000
Provision for income taxes.................          4,138,000           1,341,000
                                                   -----------         -----------

Net income.................................        $ 7,686,000         $ 2,604,000
                                                   ===========         ===========

Earnings per common share..................        $      0.36         $      0.12
                                                   ===========         ===========

Earnings per common share assuming
  dilution.................................        $      0.35         $      0.12
                                                   ===========         ===========

Weighted average number shares
 outstanding...............................         21,638,000          21,995,000
                                                   ===========         ===========

Diluted shares outstanding.................         22,091,000          21,995,000
                                                   ===========         ===========


          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                               Notes                       Foreign
                                              Additional     Receivable                    Currency                       Total
                                  Common       Paid-In          From         Deferred     Translation    Retained      Stockholders'
                                  Stock        Capital      Stockholders    Compensation  Adjustment     Earnings         Equity
                                ----------   -----------    ------------   ------------   -----------   -----------    -------------
Balance,
  September 30, 1998.........   $    2,000   $42,992,000        $(9,000)     $(47,000)   $  (752,000)   $34,642,000     $76,828,000

  Comprehensive income:
    Net income...............           --            --             --            --             --      2,604,000       2,604,000
    Foreign currency
     translation.............           --            --             --            --       (306,000)            --        (306,000)
                                                                                                                        -----------
  Comprehensive Income.......                                                                                             2,298,000

  Amortization of deferred
   compensation..............           --            --             --        20,000             --             --          20,000

  Collection of notes
   receivable................           --            --          1,000            --             --             --           1,000
                                ----------   -----------        -------      --------    -----------    -----------     -----------

Balance at
  December 31,1998...........   $    2,000   $42,992,000        $(8,000)     $(27,000)   $(1,058,000)   $37,246,000     $79,147,000
                                ==========   ===========        =======      ========    ===========    ===========     ===========


Balance,
  September 30, 1999.........   $    2,000   $39,888,000        $(6,000)     $    --     $(1,300,000)   $47,056,000     $85,640,000

  Comprehensive income:
    Net income...............           --            --             --           --              --      7,686,000       7,686,000
    Foreign currency
     translation.............           --            --             --           --        (491,000)            --        (491,000)
                                                                                                                        -----------
  Comprehensive Income.......                                                                                             7,195,000

  Exercise of stock
   options...................           --        60,000             --           --              --             --          60,000

Collection of notes
  receivable.................           --            --          6,000           --              --             --           6,000
                                ----------   -----------        -------      -------     -----------    -----------     -----------

Balance at
  December 31,1999...........   $    2,000   $39,948,000        $    --      $    --     $(1,791,000)   $54,742,000     $92,901,000
                                ==========   ===========        =======      =======     ===========    ===========     ===========



          See accompanying notes to consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       For the Three Months
                                                                         Ended December 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
Cash flows--operating activities:
 Net income......................................................    $ 7,686,000     $ 2,604,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.................................      2,281,000       3,482,000
   Write-off of deferred CBT development costs...................             --         159,000
   Deferred facilities rent charges..............................        (25,000)        453,000
   Amortization of deferred compensation.........................             --          20,000
   Unrealized foreign exchange (gains) losses....................         12,000        (226,000)
   (Gains) losses on retirements of equipment and leasehold
    improvements.................................................         (7,000)        133,000
   Change in net assets and liabilities:
       Trade accounts receivable.................................      1,135,000       1,708,000
       Prepaid marketing expenses................................        602,000        (185,000)
       Prepaid expenses and other................................       (259,000)      1,476,000
       Income taxes..............................................      2,103,000        (909,000)
       Trade accounts payable....................................     (2,896,000)     (3,547,000)
       Deferred revenue..........................................      2,045,000       2,918,000
       Accrued liabilities.......................................        725,000          59,000
                                                                     -----------     -----------
   Net cash provided by operating activities.....................     13,402,000       8,145,000
                                                                     -----------     -----------

Cash flows--investing activities:
 Purchases of equipment, property and leasehold improvements.....     (1,604,000)     (4,004,000)
 Retirements of equipment, property and leasehold improvements...        837,000         (10,000)
 Sales of short-term interest-bearing investments:
  Investments held to maturity...................................      7,029,000      11,136,000
  Investments held for sale......................................      7,700,000         400,000
 Purchases of short-term interest-bearing investments:
  Investments held to maturity...................................     (7,263,000)     (7,371,000)
  Investments held for sale......................................     (7,741,000)       (700,000)
 Other, net......................................................         81,000        (775,000)
                                                                     -----------     -----------
   Net cash used in investing activities.........................       (961,000)     (1,324,000)
                                                                     -----------     -----------

Cash flows--financing activities:
 Exercise of stock options.......................................         60,000              --
 Collections of stockholder notes receivable.....................          6,000           1,000
                                                                     -----------     -----------
   Net cash provided by financing activities.....................         66,000           1,000
                                                                     -----------     -----------

Effects of exchange rates on cash................................       (559,000)       (188,000)
                                                                     -----------     -----------
Net increase in cash and cash equivalents........................     11,948,000       6,634,000
Cash and cash equivalents at the beginning of the period.........     33,059,000      36,055,000
                                                                     -----------     -----------
Cash and cash equivalents at the end of the period...............    $45,007,000     $42,689,000
                                                                     ===========     ===========

Supplemental disclosures:
   Income taxes paid.............................................    $ 2,005,000     $ 1,055,000
                                                                     ===========     ===========
   Interest paid.................................................    $        --     $     2,000
                                                                     ===========     ===========


          See accompanying notes to consolidated financial statements.

                       LEARNING TREE INTERNATIONAL, INC.
                               AND  SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Operations and Significant Accounting Policies:
         ----------------------------------------------

     The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Certain prior period balances have been reclassified to conform with the current period presentation. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1999 that are contained in the Company's 1999 Annual Report on Form 10-K.

Note 2.  Computation of Earnings per Common Share and Earnings per Common Share
         ----------------------------------------------------------------------
Assuming Dilution:
-----------------

     Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, zero shares and 453,000 shares were added to the weighted average number of shares outstanding as of December 31, 1998 and 1999, respectively. For the first quarter of fiscal 1999 and 2000, 2,087,000 and 887,000 stock options, respectively, were excluded from the calculation of earnings per common share assuming dilution, because they were antidilutive.

Note 3.  Litigation:
         ----------

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    -----------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also
                       -------------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 95-6384ABC), purportedly on behalf of persons who purchased the
---
Company's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On April 15, 1999, the Court of
                                       ----
Appeals reversed the dismissal of Sarah.
                                  -----

                       LEARNING TREE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     On August 27, 1998, plaintiffs amended the Guthrie action to add the
                                                -------
Company and two additional officers as defendants and to expand the proposed class period to include persons who purchased the Company's Common Stock between May 8, 1997 and May 13, 1998.

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

     On February 2, 2000, plaintiffs and defendants stipulated to the filing of an amended complaint in the Schlagal action which asserts the same state law
                            --------
claims contained in the Sarah and Guthrie actions. On February 7, 2000, the
                        -----     -------
state court granted the parties' joint request and dismissed Sarah and Guthrie.
                                                             -----     -------
Thus, only the amended Schlagal class action remains pending against the
                       --------
Company, its officers and directors.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
     Learning Tree International, Inc. ("Learning Tree") is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. Learning Tree develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, object-oriented technology and IT management. In addition, Learning Tree provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users, and tests and certifies IT professionals in 31 IT job functions. Learning Tree's instructor-led courses are recommended for college credit by the American Council on Education. Learning Tree also provides its customers with a skills assessment service through its SkillsTree program.

     Learning Tree has also delivered certain of its courses by using a computer-based training method ("CBT"). These CBT courses were designed for both stand-alone CD-ROM and network-based delivery. On July 13, 1999, Learning Tree announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. As a result, Learning Tree immediately discontinued further development of its CBT courses and substantially reduced its CBT sales efforts during the first quarter of fiscal 2000. The decision is expected to reduce future costs and revenues associated with Learning Tree's CD-ROM based CBT courses.

     Learning Tree believes that the content from its instructor-led courses can be delivered to customers through a variety of other technology-based training methods. In view of the rapid changes in available technologies, Learning Tree is exploring various Internet distance learning approaches and technologies and may implement them based on its assessment of customer reaction and market viability.

     In November 1999, Learning Tree conducted a one and one-half day focus group for part of its first Distance Learning Course being developed. Based on the feedback from the focus group, Learning Tree completed the development of the full course and is currently delivering the beta version of the course over the Internet to students in the United States, Canada, the United Kingdom, Sweden and France. However, there can be no assurance that Learning Tree will be able to successfully develop or profitably implement the current, or any other distance learning strategy.

     Additionally, in January 2000, Learning Tree invested $1.0 million for a small minority interest in eduprise.com, a private company that provides the distance learning software and hosting services that are being used by Learning Tree for delivery of its distance learning pilot program.

Results of Operations
     In the first fiscal quarter ended December 31, 1999, revenues increased by $4.2 million or 9% to $49.4 million from $45.2 million for the corresponding quarter of the prior year. Income from operations for the quarter ended December 31, 1999 increased $7.7 million or 271% to $10.5 million versus $2.8 million for the same quarter of fiscal 1999. Net income for the quarter ended December 31, 1999 increased by $5.1 million or 195% to $7.7 million versus $2.6 million for the quarter ended December 31, 1998.

     Revenues for the three months ended December 31, 1999 reflect a 12% increase in the number of multi-day course participants to 29,891 compared to 26,786 in the corresponding three months of the prior year and a 1% increase in average revenue per multi-day course participant. The increase in average revenue per multi-day course participant reflects increases in prices, partially offset by the effect of changes in foreign exchange rates. The increase in Learning Tree's instructor-led course revenues was partially offset by a reduction in CBT revenues. The reduction in CBT revenues reflects Learning Tree's decision in July 1999 to terminate development of new titles and to reduce its sales and marketing of these products.

     Learning Tree's cost of revenues for its instructor-led courses primarily includes the costs associated with the course instructors, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues was 36.9% of revenues in the first quarter of fiscal 2000 compared to 43.9% in the first quarter of fiscal 1999. This reflects an improvement in margins in instructor-led courses and the elimination of the amortization of CBT development costs.

     For the first quarter of fiscal year 2000, the cost of revenues decreased $1.6 million or 8% to $18.2 million from $19.8 million for the previous fiscal year. The decrease in the cost of revenues is primarily the result of lower costs per multi-day instructor-led course event and the reduced CBT costs. These savings were partially offset by an 11% increase in the number of course events. The number of multi-day instructor-led course events was 1,879 in the first quarter of fiscal 2000 compared to 1,695 course events in the first quarter of fiscal 1999. Costs per multi-day course event decreased by approximately 10% in the first quarter of fiscal 2000 compared to the same period in fiscal 1999. The change in the average cost per course event primarily reflects decreases in costs for classroom facilities, course materials and freight.

     Course development expense includes the costs of developing new course titles and updating Learning Tree's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. For the first quarter of fiscal 2000, course development expense was 4.8% of revenue compared to 7.5% in the same period of fiscal 1999. For the three months ended December 31, 1999, course development expenses decreased by $982,000 or 29% to $2.4 million from $3.4 million for the three months ended December 31, 1998. Course development costs declined since there were no CBT course development costs in the first quarter of fiscal 2000.

     The number of multi-day course titles offered by Learning Tree was 144 as of December 31, 1999, compared to 150 a year earlier. New courses currently under development include additional courses on Windows 2000 and Linux. The change in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. The actual number of instructor-led course titles which Learning Tree will produce, and their delivery dates, are subject to a number of factors such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts. There can be no assurance that Learning Tree will develop more titles than it retires in any period. Course development costs may increase in the future as Learning Tree explores the development of Internet distance learning approaches and technologies.

     Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses decreased $949,000 or 7% to $12.3 million in the first quarter of fiscal 2000 from $13.3 million in the same period of fiscal 1999. The decrease in sales and marketing expenses, for the 2000 fiscal year, occurred primarily as a result of a decrease in direct mail marketing costs per piece and reductions in CBT sales and marketing costs. Learning Tree adjusts its marketing activities to correspond with its expected growth rate in course participants. Learning Tree expects to increase its marketing expenditures during the remainder of fiscal 2000 compared to the same period of the 1999 fiscal year. Sales and marketing expenses for the first quarter of fiscal 2000 decreased as a percentage of revenues to 25.0% compared to 29.5% in the first quarter of fiscal 1999.

     In the first quarter of fiscal 2000, general and administrative expenses increased $105,000 or 2% to $5.9 million from $5.8 million for the same period in fiscal 1999. The increase in general and administrative expenses reflects increases in administrative staff and related costs. As a percentage of revenue, general and administrative expenses were 11.9% for the first quarter of fiscal 2000 compared to 12.8% in the first quarter of fiscal 1999.

     Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. For the first quarter of fiscal 2000, other income increased $173,000 to $ 1.3 million from $1.1 million for the first quarter of fiscal 1999. This increase reflects a $244,000 increase in interest income in the first quarter of fiscal 2000 compared to the same period of the prior year. The increase was partially offset by foreign exchange losses of $67,000 recorded in the first quarter of fiscal 2000, compared to foreign exchange gains of $144,000 in the first quarter of fiscal 1999. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree's foreign subsidiaries.

     The provision for income taxes increased $2.8 million to $4.1 million for the quarter ended December 31, 1999 from $1.3 million for the quarter ended December 31, 1998. The increase in the income tax provision reflects the increase in taxable income and a slight increase in the effective tax rate.

Backlog
     At December 31, 1999, Learning Tree had a backlog of orders for instructor-led courses of $24.0 million, which represented a 1% decrease compared to the backlog of $24.2 million at December 31, 1998. However, the rate of enrollments increased significantly during January 2000 and at January 31, 2000, the backlog of orders for instructor-led courses had grown to $30.0 million, which represented a 10% increase compared to the backlog of $27.3 million at January 31, 1999. There can be no assurance that the rate of growth in enrollments experienced in January 2000 will continue. Only a portion of Learning Tree's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

Fluctuations in Quarterly Results
     Learning Tree has historically experienced fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. Learning Tree's course development and sales and marketing expenses are incurred based on its expectations regarding future market conditions and there can be no assurance that the attendant revenues will occur. Specifically, Learning Tree intends to increase the amount of its expenditures for sales and marketing in the future. Learning Tree may be unable to adjust its expenditures in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on Learning Tree's results of operations. In addition, Learning Tree's operating results may fluctuate based on other factors including: the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, frequency, size of and response to Learning Tree's direct mail marketing and advertising campaigns; the timing of the introduction of new course titles and alternate delivery methods; the mix between customer-site course events and Learning Tree-site course events; competitive forces within the current and anticipated future markets served by Learning Tree; the spending patterns of its customers; currency fluctuations; inclement weather; and general economic conditions. Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of, and the time period between, Learning Tree's expenditures on the development and marketing of its courses and the receipt of revenues.

     Learning Tree's revenues and income have historically varied significantly from quarter to quarter due to seasonality and other factors. Learning Tree generally has greater revenue and operating income in the second half of its fiscal year (April through September) than in the first half of its fiscal year (October through March). This seasonality is due in part to seasonal spending patterns of Learning Tree's customers arising from budgetary and other business factors, as well as weather, holiday and vacation considerations. In addition, the seasonality of Learning Tree's operating results reflects the quarterly differences in the frequency and size of its direct mail marketing campaigns. There can be no assurance that these seasonal factors or their effects will remain the same in the future.

Liquidity and Capital Resources
     Cash and cash equivalents and short-term interest-bearing investments increased to $103.6 million at December 31, 1999 from $91.4 million at September 30, 1999, primarily as a result of the cash provided by operations. In the quarter ended December 31, 1999, cash provided by operations was approximately $13.4 million compared to $8.1 million during the same period in the prior year. The increase in cash provided by operations primarily reflects the increase in profitability. At December 31, 1999, Learning Tree had working capital of $61.2 million.

     During the quarter ended December 31, 1999, Learning Tree invested $1.6 million in equipment and facilities compared to $4.0 million in the same period of the prior year. The higher level of investment during the prior year was primarily related to the build-out of education center facilities in New York and London. Learning Tree will be expanding several of its existing education centers and is seeking a site for its first education center in Chicago. However, as of December 31, 1999, Learning Tree had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future. There can be no assurance that Learning Tree will open an education center in Chicago.

Year 2000 Compliance
     The Year 2000 Problem. The Y2K problem arose because many existing computer programs use only the last two digits to recognize a year. Therefore, when the year 2000 arrived, these programs might not have properly recognized a year beginning with "20." The Y2K problem could have resulted in the improper processing of dates and date-sensitive calculations by computers and other microprocessor-controlled equipment.

     Learning Tree's Response to the Y2K Problem. Learning Tree focused most of its efforts on its internal systems because it believed this area could be its primary source of Y2K problems. In addition, Learning Tree reviewed its products and concluded that they were Y2K compliant. Learning Tree also completed a review to identify any potential Y2K problems from outside vendors whose systems interface with Learning Tree's internal systems. Learning Tree completed the installation and testing of the upgrades it believed were necessary to make its internal systems Y2K compliant before December 31, 1999.

     Y2K Impact and Future Risks. To date, there have been no material adverse effects on Learning Tree's ability to conduct its operations as a result of the Y2K problem nor does it anticipate any Y2K problems in the future. However, there can be no assurance that Y2K problems do not still exist that may have an adverse effect on Learning Tree's ability to conduct its operations.

     Possible Impact on Revenues. Certain independent as well as internal market surveys indicate that companies reduced their spending on IT training and on new software and hardware investments while working to overcome their Y2K problems. The impact of Y2K on Learning Tree's revenues appears to have diminished in the first quarter of fiscal 2000 as compared with the prior year, as companies completed their Y2K Compliance programs. While enrollments were strong in January 2000, Learning Tree cannot predict to what extent, if any, Y2K will affect enrollments during the remainder of the second fiscal quarter or beyond. There can be no assurance that Learning Tree's revenues will increase after its clients complete their Y2K Compliance programs.

Quantitative and Qualitative Disclosures About Market Risk.
     Learning Tree's cash equivalents and short-term investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. The fair value of Learning Tree's portfolio of marketable securities would not be significantly impacted by either a 10 percent (55 basis point) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. Learning Tree does not hold or issue derivative financial instruments.

     Foreign exchange rates affect the translated results of operations of Learning Tree's foreign subsidiaries. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, Learning Tree may undertake such transactions. There can be no assurance that any hedging techniques implemented by Learning Tree would be successful in eliminating or reducing the effects of currency fluctuations.

Forward-looking Information.
     Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, Learning Tree's dependence on the timely development, introduction and customer acceptance of courses and products, the impact of competition and downward pricing pressures, the effect of changing economic conditions, the effect of adverse weather conditions, Learning Tree's ability to attract and retain key management and other personnel, risks in technology development and introduction, the risks involved in currency fluctuations, Learning Tree's ability to maintain its current operating margins, and the other risks and uncertainties detailed from time to time in Learning Tree's filings with the Securities and Exchange Commission, including Learning Tree's 1999 Annual Report on Form 10-K and Exhibit 99 thereto.

PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    -----------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also
                       -------------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 95-6384ABC), purportedly on behalf of persons who purchased
---
Learning Tree's Common Stock between May 8, 1997 and May 13, 1998. On August 10, 1998, the Superior Court dismissed the Sarah case. On April 15, 1999, the Court
                                       -----
of Appeals reversed the dismissal of Sarah.
                                     -----

     On August 27, 1998, plaintiffs amended the Guthrie action to add Learning
                                                -------
Tree and two additional officers as defendants and to expand the proposed class period to include persons who purchased Learning Tree's Common Stock between May 8, 1997 and May 13, 1998.

     Each of the complaints makes similar allegations of misrepresentations in certain public disclosures made by Learning Tree at various times during the class period. Each complaint alleges that Learning Tree and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Company Stock while in possession of the allegedly concealed material adverse information. Each complaint seeks an unspecified amount of compensatory damages and, additionally, seeks attorneys' fees and other costs, interest, and other relief.

     On February 2, 2000, plaintiffs and defendants stipulated to the filing of an amended complaint in the Schlagal action which asserts the same state law
                            --------
claims contained in the Sarah and Guthrie actions.  On February 7, 2000, the
                        -----     -------
state court granted the parties' joint request and dismissed Sarah and Guthrie.
                                                             -----     -------
Thus, only the amended Schlagal class action remains pending against Learning
                       --------
Tree, its officers and directors.

     Learning Tree has agreements with officers and directors under which it is indemnifying them in each of these proceedings. Learning Tree is unable to estimate the outcome of these matters or any potential liabilities it may incur. Learning Tree may incur legal and other defense costs as a result of such proceedings in an amount which it can not currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts or could include terms in addition to such payments, which could have an adverse impact on Learning Tree's business, financial condition, results of operations and cash flows.

Item 2:  CHANGES IN SECURITIES

     Not Applicable

Item 3:  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable


Item 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter of fiscal 2000, through the solicitation of proxies or otherwise.

Item 5:  OTHER INFORMATION

     Not Applicable

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         27.1 Financial Data Schedule

     b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     LEARNING TREE INTERNATIONAL, INC.



Dated:  February 10, 2000            By:   /s/ Gary R. Wright
                                          ----------------------------
                                           Gary R. Wright
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)