Form 10-Q
period 2000-03-31
LEARNING TREE INTERNATIONAL INC
filed 2000-05-15
CIK 1002037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934 For the quarterly period ended March 31, 2000
                                                        --------------
                                      or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the transition period from____________to___________



Commission file number 0-27248
                       -------



                       Learning Tree International, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          95-3133814
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                           identification No.)


              6053 West Century Boulevard, Los Angeles, CA 90045
       --------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code  (310) 417-9700
                                                         -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X     No
                              ---       ---

The number of shares of common stock, $.0001 par value, outstanding as of May 5, 2000, is 21,742,072 shares.

                   Total number of pages  18
                                         ----

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                March 31, 2000


                               TABLE OF CONTENTS

Part I--Financial Statements                                                                     Page
                                                                                                 ----
  Item 1.   Financial Statements:
                 Condensed Consolidated Balance Sheets...................................          3
                 Condensed Consolidated Statements of Operations.........................          4
                 Condensed Consolidated Statements of Stockholders' Equity...............          5
                 Condensed Consolidated Statements of Cash Flows.........................          6
                 Notes to Condensed Consolidated Financial Statements....................          7

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                 of Operations...........................................................          9

Part II--Other Information

  Item 1.   Legal Proceedings............................................................         15
  Item 2.   Changes in Securities........................................................         16
  Item 3.   Defaults Upon Senior Securities..............................................         16
  Item 4.   Submission of Matters to a Vote of Security Holders..........................         16
  Item 5.   Other Information............................................................         17
  Item 6.   Exhibits and Reports on Form 8-K.............................................         17

Signatures...............................................................................         18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,                 September 30,
                                                                                 2000                        1999
                                                                            ------------                  ------------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..................................               $ 51,057,000                  $ 33,059,000
  Short-term interest-bearing investments....................                 69,245,000                    58,357,000
  Trade accounts receivable, net.............................                 20,369,000                    17,227,000
  Prepaid marketing expenses.................................                  1,565,000                     1,620,000
  Prepaid expenses and other.................................                  5,327,000                     4,075,000
                                                                            ------------                  ------------
       Total current assets..................................                147,563,000                   114,338,000
                                                                            ------------                  ------------

Equipment, property and leasehold improvements, net..........                 22,316,000                    25,235,000
Long-term interest-bearing investments.......................                  9,524,000                     9,959,000
Other assets.................................................                  2,258,000                     1,249,000
                                                                            ------------                  ------------
       Total assets..........................................               $181,661,000                  $150,781,000
                                                                            ============                  ============

LIABILITIES
Current liabilities:
  Trade accounts payable.......................................              $13,684,000                   $13,383,000
  Deferred revenue.............................................               47,763,000                    37,618,000
  Accrued liabilities..........................................                9,923,000                     7,319,000
  Income taxes payable.........................................                6,144,000                     3,927,000
                                                                            ------------                  ------------
       Total current liabilities...............................               77,514,000                    62,247,000
                                                                            ------------                  ------------

Deferred income taxes..........................................                  154,000                       154,000
Deferred facilities rent.......................................                2,571,000                     2,740,000
                                                                            ------------                  ------------
       Total liabilities.......................................               80,239,000                    65,141,000
                                                                            ------------                  ------------

Commitments

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value, 75,000,000 shares authorized,
    21,687,000 and 21,636,000 shares issued and outstanding,
    respectively...............................................                    2,000                         2,000
  Additional paid-in capital...................................               40,815,000                    39,888,000
  Notes receivable from stockholders...........................                        -                        (6,000)
  Cumulative foreign currency translation......................               (2,184,000)                   (1,300,000)
  Retained earnings............................................               62,789,000                    47,056,000
                                                                            ------------                  ------------
       Total stockholders' equity..............................              101,422,000                    85,640,000
                                                                            ------------                  ------------
       Total liabilities and stockholders' equity..............             $181,661,000                  $150,781,000
                                                                            ============                  ============


    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                   Three Months Ended                     Six Months Ended
                                                                       March 31,                             March 31,
                                                            --------------------------------         ----------------------------
                                                                2000                1999                 2000             1999
                                                            ------------        ------------         ------------     -----------
Revenues........................................            $ 52,997,000        $ 46,520,000         $102,396,000     $91,672,000
Cost of revenues................................              18,862,000          19,460,000           37,069,000      39,300,000
                                                            ------------        ------------         ------------     -----------

     Gross profit...............................              34,135,000          27,060,000           65,327,000      52,372,000
                                                            ------------        ------------         ------------     -----------

Operating expenses:
     Course development.........................               2,504,000           3,721,000            4,899,000       7,098,000
     Sales and marketing........................              14,787,000          14,016,000           27,136,000      27,314,000
     General and administrative.................               6,098,000           5,897,000           11,999,000      11,693,000
                                                            ------------        ------------         ------------     -----------
                                                              23,389,000          23,634,000           44,034,000      46,105,000
                                                            ------------        ------------         ------------     -----------

Income from operations...........................             10,746,000           3,426,000           21,293,000       6,267,000
                                                            ------------        ------------         ------------     -----------

Other income (expense):
     Interest expense............................                 (4,000)             (2,000)              (5,000)         (4,000)
     Interest income.............................              1,577,000             926,000            2,901,000       2,006,000
     Foreign exchange............................                (76,000)            (57,000)            (143,000)         87,000
     Other.......................................                137,000             (32,000)             158,000        (150,000)
                                                            ------------        ------------         ------------     -----------
                                                               1,634,000             835,000            2,911,000       1,939,000
                                                            ------------        ------------         ------------     -----------

Income before provision for income taxes.........             12,380,000           4,261,000           24,204,000       8,206,000
Provision for income taxes.......................              4,333,000           1,449,000            8,471,000       2,790,000
                                                            ------------        ------------         ------------     -----------

Net income.......................................           $  8,047,000        $  2,812,000         $ 15,733,000     $ 5,416,000
                                                            ============        ============         ============     ===========



Earnings per common share.......................            $       0.37        $       0.13         $       0.73     $      0.25
                                                            ============        ============         ============     ===========

Earnings per common share assuming
     dilution...................................            $       0.36        $       0.13         $       0.71     $      0.25
                                                            ============        ============         ============     ===========

Weighted average number of shares
     outstanding................................              21,665,000          21,970,000           21,651,000      21,982,000
                                                            ============        ============         ============     ===========

Diluted shares outstanding......................              22,301,000          21,976,000           22,196,000      21,985,000
                                                            ============        ============         ============     ===========

    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                Notes                      Foreign
                                                Additional    Receivable                   Currency                     Total
                                       Common     Paid-In       From         Deferred     Translation     Retained    Stockholders'
                                        Stock     Capital    Stockholders   Compensation   Adjustment     Earnings       Equity
                                       -------  -----------  ------------   ------------   -----------   -----------  ------------
Balance,
  September 30, 1998................   $2,000   $42,992,000    $(9,000)       $(47,000)    $  (752,000)  $34,642,000  $ 76,828,000

Comprehensive income:
  Net income........................     --           --           --             --             --        5,416,000     5,416,000
  Foreign currency translation......     --           --           --             --          (816,000)         --        (816,000)
                                                                                                                      ------------
Comprehensive income................                                                                                     4,600,000

Amortization of deferred
  compensation......................     --           --           --           36,000           --             --          36,000

Repurchase of common stock..........     --      (1,124,000)       --             --             --             --      (1,124,000)

Collection of notes receivable......     --           --         1,000            --             --             --           1,000
                                       ------   -----------    -------        --------     -----------   -----------  ------------
Balance at March 31, 1999...........   $2,000   $41,868,000    $(8,000)       $(11,000)    $(1,568,000)  $40,058,000  $ 80,341,000
                                       ======   ===========    =======        ========     ===========   ===========  ============

Balance,
  September 30, 1999................   $2,000   $39,888,000    $(6,000)       $   --       $(1,300,000)  $47,056,000  $ 85,640,000

Comprehensive income:
  Net income........................     --           --           --             --             --       15,733,000    15,733,000
  Foreign currency translation......     --           --           --             --          (884,000)         --        (884,000)
                                                                                                                      ------------
Comprehensive income................                                                                                    14,849,000

Exercise of Stock Options...........     --         927,000        --             --             --             --         927,000

Collection of notes receivable......     --           --         6,000            --             --             --           6,000
                                       ------   -----------    -------        --------     -----------   -----------  ------------
Balance at March 31, 2000...........   $2,000   $40,815,000    $   --         $   --       $(2,184,000)  $62,789,000  $101,422,000
                                       ======   ===========    =======        ========     ===========   ===========  ============

    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Six Months Ended
                                                                                                       March 31,
                                                                                             -----------------------------------
                                                                                                 2000                   1999
                                                                                             ------------           ------------
Cash flows--operating activities:
  Net income......................................................................           $ 15,733,000           $  5,416,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization...............................................              4,452,000              7,105,000
      Write-off of deferred CBT development costs.................................                      -              1,211,000
      Deferred facilities rent charges............................................               (131,000)             1,759,000
      Amortization of deferred compensation.......................................                      -                 36,000
      Unrealized foreign exchange (gains) losses..................................                 81,000               (183,000)
      Losses on disposals of equipment and leasehold improvements.................                 73,000                224,000
      Change in net assets and liabilities:
          Trade accounts receivable...............................................             (3,609,000)             2,571,000
          Prepaid marketing expenses..............................................                 40,000               (930,000)
          Prepaid expenses and other..............................................             (1,366,000)            (1,966,000)
          Income taxes............................................................              2,352,000                692,000
          Trade accounts payable..................................................                605,000             (3,211,000)
          Deferred revenue........................................................             10,858,000              3,220,000
          Accrued liabilities.....................................................              2,818,000                (88,000)
                                                                                             ------------           ------------
      Net cash provided by operating activities...................................             31,906,000             15,856,000
                                                                                             ------------           ------------

Cash flows--investing activities:
  Purchases of equipment, property and leasehold improvements.....................             (2,750,000)            (5,677,000)
  Retirements of equipment, property and leasehold improvements...................                803,000                (28,000)
  Proceeds from short-term interest-bearing investments:
    Investments held to maturity..................................................             42,511,000             18,507,000
    Investments held for sale.....................................................             27,100,000              4,200,000
  Purchases of short-term interest-bearing investments:
    Investments held to maturity..................................................            (56,899,000)           (37,183,000)
    Investments held for sale.....................................................            (23,600,000)            (4,800,000)
  Other, net......................................................................               (900,000)            (1,669,000)
                                                                                             ------------           ------------
      Net cash used in investing activities.......................................            (13,735,000)           (26,650,000)
                                                                                             ------------           ------------

Cash flows--financing activities:

  Repurchases of Common Stock.....................................................                      -             (1,124,000)
  Exercise of stock options.......................................................                927,000                      -
  Collections of stockholder notes receivable.....................................                  6,000                  1,000
                                                                                             ------------           ------------
      Net cash provided by (used in) financing activities.........................                933,000             (1,123,000)
                                                                                             ------------           ------------

Effects of exchange rates on cash.................................................             (1,106,000)              (608,000)
                                                                                             ------------           ------------
Net increase (decrease) in cash and cash equivalents..............................             17,998,000            (12,525,000)
Cash and cash equivalents at the beginning of the period..........................             33,059,000             36,055,000
                                                                                             ------------           ------------
Cash and cash equivalents at the end of the period................................           $ 51,057,000           $ 23,530,000
                                                                                             ============           ============

Supplemental disclosures:
          Income taxes paid.......................................................           $  4,700,000           $  2,007,000
                                                                                             ============           ============
          Interest paid...........................................................           $      1,000           $      2,000
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

                       LEARNING TREE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1  Operations and Significant Accounting Policies:
        -----------------------------------------------

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

Note 2  Computation of Earnings per Common Share and Earnings per Common Share
        ----------------------------------------------------------------------
        Assuming Dilution:
        ------------------

     Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 636,000 shares and 545,000 shares were added to the weighted average number of shares outstanding for the three and six month periods ended March 31, 2000, respectively. Approximately 6,000 shares and 3,000 shares were added to the weighted average number of shares outstanding for the three and six month periods ended March 31, 1999, respectively. Approximately 26,200 and 2,031,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the six month periods ended March 31, 2000 and March 31, 1999, respectively, because they were antidilutive.

Note 3  Litigation:
        ----------

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    -----------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of the Company in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also
                       -------------------------
purportedly on behalf of persons who purchased the Company's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 98-6384ABC), purportedly on behalf of persons who purchased the
---
Company's Common Stock between May 8, 1997 and May 13, 1998. On February 2, 2000, plaintiffs and

                       LEARNING TREE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


defendants stipulated to the filing of an amended complaint in the Schlagal
                                                                   --------
action which asserts the same state law claims contained in the Sarah and
                                                                -----
Guthrie actions. On February 7, 2000, the state court granted the parties' joint
-------
request to dismiss Sarah and Guthrie. Thus, only the amended Schlagal class
                                                             --------
action remains pending against the Company, its officers and directors.

     The complaints in Sarah, Guthrie and Schlagal made similar allegations of
                       -----  -------     --------
misrepresentations in certain public disclosures made by the Company at various times during the class period. Each complaint alleged that the Company and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Company Stock while in possession of the allegedly concealed material adverse information. Each complaint sought an unspecified amount of compensatory damages and, additionally, sought attorneys' fees and other costs, interest, and other relief.

     Plaintiff and defendants have reached agreement on a Stipulation of Settlement ("Settlement Stipulation") in the Schlagal Action, which is being
                                             --------
circulated for signature. The Settlement Stipulation would provide, among other things, for dismissal of the Schlagal Action against all defendants. The
                             --------
effectiveness of the stipulation is subject to a number of conditions, including final approval by the Court. If the Court grants preliminary approval of the Settlement Stipulation, counsel for plaintiffs must provide written notice to class members, giving them the opportunity to object to the Settlement Stipulation or to opt out of it.

     If the Court gives its final approval to the Settlement Stipulation and the Settlement Stipulation becomes final and effective, the Company and its officers and directors will not have any financial obligations to the class members who do not comply with the procedures for opting out of the settlement.

     If the Court does not give its final approval to the Settlement Stipulation, or if the Settlement does not become final and effective, or if class members opt out of the Settlement Stipulation, the Company cannot estimate the outcome of further proceedings or any potential liabilities (including potential liabilities to class members who opt out) it may incur. In such circumstances, the Company may incur legal and other defense costs in an amount which it cannot currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows. The Company has agreements with its officers and directors under which it is indemnifying them in these proceedings.

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

     Learning Tree has also delivered certain of its courses by using a computer-based training method ("CBT"). These CBT courses were designed for both stand-alone CD-ROM and network-based delivery. On July 13, 1999, Learning Tree announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. As a result, Learning Tree immediately discontinued further development of its CBT courses and, during the first six months of fiscal 2000, substantially reduced its CBT sales efforts. The decision is expected to continue to reduce costs and revenues associated with Learning Tree's CD-ROM based CBT courses.

     Learning Tree believes that the content from its instructor-led courses can be delivered to customers through a variety of other technology-based training methods. During the second quarter of fiscal 2000, Learning Tree completed the production and beta testing of its first Internet-based e-learning course with 50 students in the United States, Canada, the United Kingdom, Sweden, France, Spain, and Venezuela. Learning Tree plans to begin marketing that course during the third quarter of fiscal 2000 under the name "e-learningtree.com". In addition, Learning Tree plans to develop additional e-learningtree.com courses using the content of its instructor-led courses. However, there can be no assurance that Learning Tree will be able to successfully develop or profitably implement the current, or any other distance learning strategy.

     Additionally, in January 2000, Learning Tree invested $1.0 million for a small minority interest in eduprise.com, a private company that provides the distance learning software and hosting services that are being used by Learning Tree for delivery of its distance learning pilot program.

Results of Operations
     In the second fiscal quarter ended March 31, 2000, revenues increased by $6.5 million or 14% to $53.0 million from $46.5 million for the corresponding quarter of the prior year. Income from operations for the quarter ended March 31, 2000 increased $7.3 million or 214% to $10.7 million versus $3.4 million for the same quarter of fiscal 1999. Net income for the quarter ended March 31, 2000 increased $5.2 million or 186% to $8.0 million from $2.8 million for the same period last year.

     For the six month period ended March 31, 2000, revenues increased by $10.7 million or 12% to $102.4 million from $91.7 million for the six months ended March 31, 1999. Income from operations for the six months ended March 31, 2000, increased $15.0 million or 240% to $21.3 million versus $6.3 million for the corresponding period of the prior year. Net income for the six months ended March 31, 2000 increased $10.3 million or 190% to $15.7 million versus $5.4 million for the corresponding period of the prior year.

     The growth in revenues in the second fiscal quarter was primarily the result of an 18% increase in the number of multi-day course participants to 32,749 compared to 27,714 in the corresponding three months of the prior year. The increase in revenues for the six months ended March 31, 2000 resulted primarily from a 15% increase in the number of multi-day instructor-led course participants to 62,626 compared to 54,500 in the corresponding six months of the prior year. In addition, the growth in revenues in both the three-month and six-month periods reflects a 1% increase in average revenue per multi-day course participant. The increase in average revenue per multi-day course participant reflects increases in prices, partially offset by the effect of changes in foreign exchange rates. The increase in instructor-led course revenues was partially offset by a reduction in CBT revenues.

     Learning Tree's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues improved to 35.6% of revenues in the second quarter of fiscal 2000 compared to 41.8% in the second quarter of fiscal 1999. For the six months ended March 31, 2000, the cost of revenues improved to 36.2% of revenues compared to 42.9% for the same period in fiscal 1999.

     For the second quarter of fiscal 2000, the cost of revenues decreased $598,000 or 3% to $18.9 million from $19.5 million for the same quarter of fiscal 1999. For the six months ended March 31, 2000, Learning Tree's cost of revenues decreased by $2.2 million or 6% to $37.1 million from $39.3 million for the corresponding period in the prior year. The decreases in the cost of revenues compared to the same periods in the prior year primarily reflect lower costs per multi-day instructor-led course event and the elimination of the amortization of CBT development costs. Costs per multi-day course event decreased by approximately 8% during the second fiscal quarter ended March 31, 2000 compared to the same period in fiscal 1999 and 9% for the year-to-date period. The change in the average cost per course event primarily reflects decreases in costs for classroom facilities, course materials and freight. These savings were partially offset by a 17% increase in the number of course events during the second quarter of fiscal 2000 and a 14% increase for the year-to-date period. During the second fiscal quarter ended March 31, 2000, the number of multi-day instructor-led course events was 2,036 compared to 1,741 during the same period last year. For the six months ended March 31, 2000, the number of multi-day instructor-led courses was 3,915 compared to 3,436 for the corresponding period in fiscal 1999.

     Course development expense includes the costs of developing new course titles and updating Learning Tree's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expense was 4.7% of revenue for the second quarter of fiscal 2000 compared to 8.0% for the same period of fiscal 1999. For the six months ended March 31, 2000, course development expense was 4.8% of revenue compared to 7.7% of revenue for the corresponding period in the prior year. Course development expenses decreased by $1.2 million or 33% to $2.5 million for the quarter ended March 31, 2000 versus $3.7 million in the quarter ended March 31, 1999. For the six months ended March 31, 2000, course development expenses decreased $2.2 million or 31% to $4.9 million from $7.1 million for the corresponding period in the prior year. Course development costs declined because there were no CBT course development costs in the six months ended March 31, 2000. In addition, in fiscal 1999, course development costs included the write-off of deferred CBT course development costs of $1.1 million and $1.2 million in the three and six month periods ending March 31, 1999, respectively.

     Learning Tree offered 143 multi-day course titles as of March 31, 2000, compared to 144 a year earlier. Learning Tree has recently released new multi-day course titles, including additional courses on Java, XML, and Windows 2000. New courses under development include additional courses on Windows 2000, Linux, Solaris and the worldwide web. The change in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. The actual number of instructor-led course titles which Learning Tree will produce, and their delivery dates, are subject to a number of factors such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts. There can be no assurance that Learning Tree will develop more titles than it retires in any period. Course development costs may increase in the future as Learning Tree explores the development of Internet distance learning approaches and technologies.

     Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Learning Tree adjusts its marketing activities to correspond with its expected growth rate in course participants. Learning Tree expects to increase its marketing expenditures during the remainder of fiscal 2000 compared to the same period of the 1999 fiscal year. However, there can be no assurance that Learning Tree's revenues will continue to grow in fiscal 2000.

     Sales and marketing expenses increased $771,000 or 6% to $14.8 million for the quarter ended March 31, 2000 versus $14.0 million for the quarter ended March 31, 1999. The increase primarily reflects increased selling commissions due to the higher level of sales, partially offset by a decrease in direct mail marketing costs per piece and reductions in CBT sales and marketing costs. Sales and marketing expenses for the second quarter of fiscal 2000 decreased as a percentage of revenues to 27.9% compared to 30.1% in the second quarter of fiscal 1999.

     For the six months ended March 31, 2000, sales and marketing expenses decreased $178,000 or 1% to $27.1 million from $27.3 million for the corresponding period in the prior fiscal year. The decrease occurred primarily as a result of a decrease in direct mail marketing costs per piece and reductions in CBT sales and marketing costs. This decrease was partially offset by increased marketing activities as compared to the corresponding period in the prior fiscal year. Sales and marketing expenses for the six months ended March 31, 2000 decreased to 26.5% as a percentage of revenues compared to 29.8% for the same period last year.

     General and administrative expenses increased $201,000 or 3% to $6.1 million for the quarter ended March 31, 2000 compared to $5.9 million in the same quarter of the prior year. For the six months ended March 31, 2000, general and administrative expenses increased $306,000 or 3% to $12.0 million from $11.7 million for the corresponding period in the prior year. The increase in general and administrative expenses reflects increases in administrative staff and related costs and increases in incentive compensation costs. As a percentage of revenue, these costs decreased to 11.5% in the quarter ended March 31, 2000 from 12.7% in the corresponding period of the prior year. In the six months ended March 31, 2000, these costs decreased to 11.7% from 12.8% as a percentage of revenue as compared to the same period of the 1999 fiscal year.

     Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. Other income increased $799,000 to $1,634,000 for the quarter ended March 31, 2000 versus $835,000 for the corresponding quarter in the prior year. For the six months ended March 31, 2000, other income increased by $972,000 to $2.9 million from $1.9 million for the corresponding six month period in the prior year. The increases in net other income (expense) are primarily attributable to additional interest income as compared with the same periods a year ago. The increases were partially offset by foreign exchange losses of $76,000 recorded in the second quarter of fiscal 2000, compared to foreign exchange losses of $57,000 in the second quarter of fiscal 1999 and foreign exchange losses of $143,000 in the six months ended March 31, 2000, compared with foreign exchange gains of $87,000 in the corresponding period of the prior year. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree's foreign subsidiaries.

     The provision for income taxes increased $2.9 million to $4.3 million for the quarter ended March 31, 2000 compared to $1.4 million for the same quarter of the prior year. For the six months ended March 31, 2000, the provision for income taxes increased $5.7 million to $8.5 million from $2.8 million for the same period a year ago. The increases in the income tax provisions reflect the increases in taxable income and a slight increase in the effective tax rate.

Backlog

     At March 31, 2000, Learning Tree had a backlog of orders for instructor-led courses of $37.6 million, which represented a 29% increase compared to the backlog of $29.1 million at March 31, 1999. There can be no assurance that the rate of growth in enrollments will continue. Only a portion of Learning Tree's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

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

Liquidity and Capital Resources

   Cash and cash equivalents and short-term interest-bearing investments increased to $120.3 million at March 31, 2000 from $91.4 million at September 30, 1999, primarily as a result of cash provided by operations. For the six months ended March 31, 2000, cash provided by operations was approximately $31.9 million compared to $15.9 million during the same period in the prior year. The increase in cash provided by operations reflects the increase in profitability. As of March 31, 2000, Learning Tree had working capital of $70.0 million.

   For the six months ended March 31, 2000, Learning Tree invested $2.8 million in equipment and facilities compared to $5.7 million in the same period of the prior year. The higher level of investment during the prior year was primarily related to the build-out of education center facilities in New York and London and the continuing upgrade of course equipment. Learning Tree will be expanding several of its existing education centers and is seeking a site for its first education center in Chicago. However, as of March 31, 2000, Learning Tree had no material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future. There can be no assurance that Learning Tree will open an education center in Chicago.

Year 2000 Impact

   Learning Tree took the steps it believed were necessary to address the potential impact of the Year 2000 (Y2K) problem on its operations. To date there have been no material adverse effects on Learning Tree's ability to conduct its operations as a result of the Y2K problem.

   Based upon Learning Tree's current enrollment rates and Learning Tree's backlog as of March 31, 2000, Learning Tree does not expect Y2K to have any adverse impacts on its future revenues.

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

PART II - OTHER INFORMATION


Item 1:    LEGAL PROCEEDINGS

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    -----------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also
                       -------------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 98-6384ABC), purportedly on behalf of persons who purchased
---
Learning Tree's Common Stock between May 8, 1997 and May 13, 1998. On February 2, 2000, plaintiffs and defendants stipulated to the filing of an amended complaint in the Schlagal action which asserts the same state law claims
                 --------
contained in the Sarah and Guthrie actions.  On February 7, 2000, the state
                 -----     -------
court granted the parties' joint request to dismiss Sarah and Guthrie.  Thus,
                                                    -----     -------
only the amended Schlagal class action remains pending against Learning Tree,
                 --------
its officers and directors.

     The complaints in Sarah, Guthrie and Schlagal made similar allegations of
                       -----  -------     --------
misrepresentations in certain public disclosures made by Learning Tree at various times during the class period. Each complaint alleged that Learning Tree and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Learning Tree Stock while in possession of the allegedly concealed material adverse information. Each complaint sought an unspecified amount of compensatory damages and, additionally, sought attorneys' fees and other costs, interest, and other relief.

     Plaintiff and defendants have reached agreement on a Stipulation of Settlement ("Settlement Stipulation") in the Schlagal Action, which is being
                                             --------
circulated for signature. The Settlement Stipulation would provide, among other things, for dismissal of the Schlagal Action against all defendants. The
                             --------
effectiveness of the stipulation is subject to a number of conditions, including final approval by the Court. If the Court grants preliminary approval of the Settlement Stipulation, counsel for plaintiffs must provide written notice to class members, giving them the opportunity to object to the Settlement Stipulation or to opt out of it.

     If the Court gives its final approval to the Settlement Stipulation and the Settlement Stipulation becomes final and effective, Learning Tree and its officers and directors will not have any financial obligations to the class members who do not comply with the procedures for opting out of the settlement.

     If the Court does not give its final approval to the Settlement Stipulation, or if the Settlement does not become final and effective, or if class members opt out of the Settlement Stipulation, Learning Tree cannot estimate the outcome of further proceedings or any potential liabilities (including potential liabilities to class members who opt out) it may incur. In such circumstances, Learning Tree may incur legal and other defense costs in an amount which it cannot currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have an adverse impact on Learning Tree's business, financial condition, results of operations and cash flows. Learning Tree has agreements with its officers and directors under which it is indemnifying them in these proceedings.


Item 2.    CHANGES IN SECURITIES

       Not Applicable


Item 3.    DEFAULTS UPON SENIOR SECURITIES

       Not Applicable


Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            Learning Tree held its Annual Meeting on March 3, 2000. During the Annual Meeting of Stockholders the matter that was voted upon was as follows:

            1. Election of Directors

            The following are the results of the voting:

               1. Election of Directors:                          Shares for   Shares withheld
                                                                  ----------   ---------------

                  Class II Directors for a term expiring in 2003:
                          Michael W. Kane                         19,930,552       434,450
                          Mary C. Adams                           19,929,351       435,651
                          James E. Furlan                         19,897,651       467,351

           The current terms of the Class I Directors, W. Mathew Juechter, Alan
           B. Salisbury and Theodore E. Guth will continue until the 2002 Annual Meeting of Stockholders. The current terms of the Class III Directors, David C. Collins, Eric R. Garen, and Gary R. Wright will continue until the 2001 Annual Meeting of Stockholders.

Item 5.    OTHER INFORMATION

Not Applicable


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

            a)  Exhibits

                   27.1   Financial Data Schedule


            b)  Reports on Form 8-K

                   No reports on form 8-K were filed during the three months
                ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LEARNING TREE INTERNATIONAL, INC.



Dated:  May 15, 2000              By:  /s/ Gary R. Wright
                                       ---------------------------------
                                       Gary R. Wright
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Duly Authorized Officer)