Form 10-Q
period 2000-06-30
LEARNING TREE INTERNATIONAL INC
filed 2000-08-11
CIK 1002037

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934
     For the quarterly period ended June 30, 2000
                                    -------------

                                      or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934
     For the transition period from____________to___________


Commission file number 0-27248
                       -------

                      Learning Tree International, Inc.
    -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      95-3133814
--------------------------------                      ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      identification No.)

              6053 West Century Boulevard, Los Angeles, CA 90045
    ----------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code  (310) 417-9700
                                                       ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X         No _______
         -----------

The number of shares of common stock, $.0001 par value, outstanding as of August 9, 2000, is 21,914,022 shares.

                      Total number of pages           17
                                                  ------

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                 June 30, 2000

                               TABLE OF CONTENTS

Part I--Financial Statements                                                                     Page
                                                                                                 ----
    Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets...........................................    3
                 Condensed Consolidated Statements of Operations.................................    4
                 Condensed Consolidated Statements of Stockholders' Equity.......................    5
                 Condensed Consolidated Statements of Cash Flows.................................    6
                 Notes to Condensed Consolidated Financial Statements............................    7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations...................................................................    9

Part II--Other Information

    Item 1.  Legal Proceedings...................................................................   15
    Item 2.  Changes in Securities...............................................................   16
    Item 3.  Defaults Upon Senior Securities.....................................................   16
    Item 4.  Submission of Matters to a Vote of Security Holders.................................   16
    Item 5.  Other Information...................................................................   16
    Item 6.  Exhibits and Reports on Form 8-K....................................................   16

Signatures.......................................................................................   17

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,                   September 30,
                                                                                    2000                          1999
                                                                               -------------                --------------
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents................................................    $ 117,192,000                $   33,059,000
  Short-term interest-bearing investments..................................       21,950,000                    58,357,000
  Trade accounts receivable, net...........................................       24,687,000                    17,227,000
  Prepaid marketing expenses...............................................          871,000                     1,620,000
  Prepaid expenses and other...............................................        5,235,000                     4,075,000
                                                                               -------------                --------------
     Total current assets..................................................      169,935,000                   114,338,000
                                                                               -------------                --------------

Equipment, property and leasehold improvements, net........................       22,049,000                    25,235,000
Long-term interest-bearing investments.....................................        9,091,000                     9,959,000
Other assets...............................................................        2,206,000                     1,249,000
                                                                               -------------                --------------
     Total assets..........................................................     $203,281,000                $  150,781,000
                                                                               =============                ==============

LIABILITIES
Current liabilities:
  Trade accounts payable...................................................    $  12,782,000                $   13,383,000
  Deferred revenue.........................................................       50,111,000                    37,618,000
  Accrued liabilities......................................................       10,660,000                     7,319,000
  Income taxes payable.....................................................        7,994,000                     3,927,000
                                                                               -------------                --------------
     Total current liabilities.............................................       81,547,000                    62,247,000
                                                                               -------------                --------------

Deferred income taxes......................................................          141,000                       154,000
Deferred facilities rent...................................................        2,353,000                     2,740,000
                                                                               -------------                --------------
     Total liabilities.....................................................       84,041,000                    65,141,000
                                                                               -------------                --------------

Commitments

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value, 75,000,000 shares authorized,
   21,911,000 and 21,636,000 shares issued and outstanding, respectively...            2,000                         2,000
Additional paid-in capital.................................................       46,986,000                    39,888,000
Notes receivable from stockholders.........................................                -                        (6,000)
Cumulative foreign currency translation....................................       (2,849,000)                   (1,300,000)
Retained earnings..........................................................       75,101,000                    47,056,000
                                                                               -------------                --------------
  Total stockholders' equity...............................................      119,240,000                    85,640,000
                                                                               -------------                --------------
  Total liabilities and stockholders' equity...............................    $ 203,281,000                $  150,781,000
                                                                               =============                ==============

See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Three Months Ended                     Nine Months Ended
                                                                      June 30,                              June 30,
                                                         ---------------------------------        ------------------------------
                                                             2000                 1999                2000             1999
                                                         -------------        ------------        ------------      ------------
Revenues............................................     $  63,024,000        $ 49,129,000        $165,420,000      $140,801,000
Cost of revenues....................................        22,261,000          19,418,000          59,330,000        58,718,000
                                                         -------------        ------------        ------------      ------------

   Gross profit.....................................        40,763,000          29,711,000         106,090,000        82,083,000
                                                         -------------        ------------        ------------      ------------

Operating expenses:
   Course development...............................         2,699,000           9,139,000           7,598,000        16,237,000
   Sales and marketing..............................        14,036,000          13,503,000          41,172,000        40,817,000
   General and administrative.......................         6,520,000           5,902,000          18,519,000        17,595,000
                                                         -------------        ------------        ------------      ------------
                                                            23,255,000          28,544,000          67,289,000        74,649,000
                                                         -------------        ------------        ------------      ------------

Income from operations..............................        17,508,000           1,167,000          38,801,000         7,434,000
                                                         -------------        ------------        ------------      ------------

Other income (expense):
   Interest expense.................................            (7,000)             (2,000)            (12,000)           (6,000)
   Interest income..................................         1,896,000           1,005,000           4,797,000         3,011,000
   Foreign exchange.................................          (149,000)             20,000            (292,000)          107,000
   Other............................................          (307,000)           (193,000)           (149,000)         (343,000)
                                                         -------------        ------------        ------------      ------------
                                                             1,433,000             830,000           4,344,000         2,769,000
                                                         -------------        ------------        ------------      ------------

Income before provision for income taxes............        18,941,000           1,997,000          43,145,000        10,203,000
Provision for income taxes..........................         6,629,000             679,000          15,100,000         3,469,000
                                                         -------------        ------------        ------------      ------------

Net income..........................................     $  12,312,000        $  1,318,000        $ 28,045,000      $  6,734,000
                                                         =============        ============        ============      ============


Earnings per common share...........................     $        0.56        $       0.06        $       1.29      $       0.31
                                                         =============        ============        ============      ============

Earnings per common share assuming dilution.........     $        0.54        $       0.06        $       1.25      $       0.31
                                                         =============        ============        ============      ============

Weighted average number of shares outstanding.......        21,793,000          21,723,000          21,699,000        21,896,000
                                                         =============        ============        ============      ============

Diluted shares outstanding..........................        22,717,000          21,799,000          22,370,000        21,923,000
                                                         =============        ============        ============      ============

See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                              Notes                                 Foreign
                                                        Additional          Receivable                              Currency
                                         Common           Paid-In               From            Deferred           Translation
                                         Stock            Capital           Stockholders      Compensation          Adjustment
                                      -----------     --------------      ---------------    --------------      ----------------
Balance,
 September 30, 1998................   $     2,000     $   42,992,000      $        (9,000)         $(47,000)          $  (752,000)

Comprehensive income:
 Net income........................            --                 --                   --                --                    --
 Foreign currency translation......            --                 --                   --                --            (1,140,000)

Comprehensive income...............

Amortization of deferred

Compensation.......................            --                 --                   --             47,000                   --

Repurchase of common stock.........            --         (2,968,000)                  --                --                    --

Collection of notes receivable.....            --                 --                2,000                --                    --
                                      -----------     --------------      ---------------    --------------      ----------------

Balance at June 30, 1999...........   $     2,000     $   40,024,000      $        (7,000)   $           --      $     (1,892,000)
                                      ===========     ==============      ================   ==============      ================


Balance, September 30, 1999........   $     2,000     $   39,888,000      $        (6,000)   $           --      $     (1,300,000)

Comprehensive income:
 Net income........................            --                 --                   --                 --                   --
 Foreign currency translation......            --                 --                   --                 --           (1,549,000)

Comprehensive income...............

Exercise of stock options..........            --          7,098,000                   --                 --                    --

Collection of notes receivable.....            --                 --                6,000                 --                    --
                                      -----------     --------------      ---------------    ---------------     -----------------

Balance at June 30, 2000...........   $     2,000     $   46,986,000      $            --    $            --     $      (2,849,000)
                                      ===========     ==============      ===============    ===============     =================


                                                                         Total
                                                     Retained        Stockholders'
                                                     Earnings            Equity
                                                   --------------    -------------
Balance,
 September 30, 1998................                $   34,642,000    $  76,828,000

Comprehensive income:
 Net income........................                     6,734,000        6,734,000
 Foreign currency translation......                            --       (1,140,000)
                                                                     -------------
Comprehensive income...............                                      5,594,000

Amortization of deferred

Compensation.......................                            --           47,000

Repurchase of common stock.........                            --       (2,968,000)

Collection of notes receivable.....                            --            2,000
                                                   --------------    -------------

Balance at June 30, 1999...........                $   41,376,000    $  79,503,000
                                                   ==============    =============


Balance, September 30, 1999........                $   47,056,000    $  85,640,000

Comprehensive income:
 Net income........................                    28,045,000       28,045,000
 Foreign currency translation......                            --       (1,549,000)
                                                                     -------------
Comprehensive income...............                                     26,496,000

Exercise of Stock Options..........                            --        7,098,000

Collection of notes receivable.....                            --            6,000
                                                   --------------    -------------

Balance at June 30, 2000...........                $   75,101,000    $ 119,240,000
                                                   ==============    =============

    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                           June 30,
                                                                              ---------------------------------
                                                                                  2000                 1999
                                                                              ------------         ------------
Cash flows--operating activities:
  Net income............................................................      $ 28,045,000         $  6,734,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization......................................         6,491,000           10,500,000
     Write-off of deferred CBT development costs........................                 -            7,104,000
     Deferred facilities rent charges...................................          (300,000)           1,663,000
     Amortization of deferred compensation..............................                 -               47,000
     Unrealized foreign exchange (gains) losses.........................           215,000             (155,000)
     Losses on disposals of equipment and leasehold improvements........           144,000              337,000
     Change in net assets and liabilities:
       Trade accounts receivable........................................        (8,181,000)             803,000
       Prepaid marketing expenses.......................................           739,000             (305,000)
       Prepaid expenses and other.......................................        (1,411,000)            (593,000)
       Income taxes.....................................................         5,580,000             (995,000)
       Trade accounts payable...........................................           (54,000)            (809,000)
       Deferred revenue.................................................        13,891,000            3,234,000
       Accrued liabilities..............................................         3,635,000             (141,000)
                                                                              ------------         ------------
     Net cash provided by operating activities..........................        48,794,000           27,424,000
                                                                              ------------         ------------

Cash flows--investing activities:
  Purchases of equipment, property and leasehold improvements...........        (4,936,000)          (6,960,000)
  Retirements of equipment, property and leasehold improvements.........           874,000              (63,000)
  Proceeds from short-term interest-bearing investments:
     Investments held to maturity.......................................        94,106,000           31,603,000
     Investments held for sale..........................................        37,800,000            4,400,000
  Purchases of short-term interest-bearing investments:
     Investments held to maturity.......................................       (56,899,000)         (42,258,000)
     Investments held for sale..........................................       (38,600,000)          (5,200,000)
  Other, net............................................................          (862,000)          (1,924,000)
                                                                              ------------         ------------
     Net cash provided by (used in) investing activities................        31,483,000          (20,402,000)
                                                                              ------------         ------------

Cash flows--financing activities:

  Repurchases of Common Stock...........................................                 -           (2,968,000)
  Exercise of stock options.............................................         7,098,000                    -
  Tax benefit of employee stock options exercised.......................        (1,253,000)                   -
  Collections of stockholder notes receivable...........................             6,000                2,000
                                                                              ------------         ------------
     Net cash provided by (used in) financing activities................         5,851,000           (2,966,000)
                                                                              ------------         ------------

Effects of exchange rates on cash.......................................        (1,995,000)            (868,000)
                                                                              ------------         ------------
Net increase (decrease) in cash and cash equivalents....................        84,133,000            3,188,000
Cash and cash equivalents at the beginning of the period................        33,059,000           36,055,000
                                                                              ------------         ------------
Cash and cash equivalents at the end of the period......................      $117,192,000         $ 39,243,000
                                                                              ============         ============

Supplemental disclosures:
     Income taxes paid..................................................      $  8,101,000         $  3,865,000
                                                                              ============         ============
     Interest paid......................................................      $      6,000         $      2,000
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

Note 2  Computation of Earnings per Common Share and Earnings per Common Share
        ----------------------------------------------------------------------
Assuming Dilution:
------------------

     Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 924,000 shares and 671,000 shares were added to the weighted average number of shares outstanding for the three and nine-month periods ended June 30, 2000, respectively. Approximately 76,000 shares and 27,000 shares were added to the weighted average number of shares outstanding for the three and nine-month periods ended June 30, 1999, respectively. Approximately 1,724,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the nine-month period ended June 30, 1999, because they were antidilutive.

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

                       LEARNING TREE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


defendants stipulated to the filing of an amended complaint in the Schlagal
                                                                   --------
action which asserts the same state law claims that are contained in the Sarah
                                                                         -----
and Guthrie actions. On February 7, 2000, the state court granted the parties'
    -------
joint request to dismiss Sarah and Guthrie.  Thus, only the amended Schlagal
                         -----     -------                          --------
class action remained pending against the Company, its officers and directors.

     The complaints in Sarah, Guthrie and Schlagal made similar allegations of
                       -----  -------     --------
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

     In May 2000, plaintiffs and defendants executed a Stipulation of Settlement ("Settlement Stipulation") in the Schlagal Action, which was filed with the
                                  --------
Court. The Settlement Stipulation provides, among other things, for dismissal of the Schlagal Action against all defendants. Counsel for plaintiffs provided
       --------
written notice of the Settlement Stipulation to class members, giving them the opportunity to object to the Settlement Stipulation or to opt out of participation in the settlement. Only four class members opted out.

     On August 7, 2000, the Court gave its final approval to the Settlement Stipulation and signed and filed a Judgement which, among other things, dismissed the Schlagal action against all defendants. If the Judgement becomes
              --------
final, the Settlement will have no financial impact upon the Company, its officers or its directors.

     If the Judgement approving the Settlement Stipulation does not become final, the Company cannot estimate the outcome of further proceedings or any potential liabilities it may incur. In such circumstances, the Company may incur legal and other defense costs in an amount which it cannot currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows. The Company has agreements with its officers and directors under which it is indemnifying them in these proceedings.

Item. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

          Learning Tree International, Inc. ("Learning Tree") is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. Learning Tree develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, databases, programming languages, object-oriented technology and IT management. In addition, Learning Tree provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users, and tests and certifies IT professionals in 33 IT job functions. Learning Tree's instructor-led courses are recommended for college credit by the American Council on Education. Learning Tree also offers its customers a skills assessment service through its SkillsTree program.

          Learning Tree has also delivered certain of its courses by using a computer-based training method ("CBT"). These CBT courses were designed for both stand-alone CD-ROM and network-based delivery. On July 13, 1999, Learning Tree announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. As a result, Learning Tree immediately discontinued further development of its CBT courses and, during the first nine months of fiscal 2000, substantially reduced its CBT sales efforts. The decision has and is expected to continue to reduce costs and revenues associated with Learning Tree's CD-ROM based CBT courses. As a result of this decision, Learning Tree wrote-off approximately $6.0 million of capitalized development costs and equipment in the third quarter of fiscal 1999.

   During the third quarter of fiscal 2000, Learning Tree began limited test marketing of its first Internet-based e-learning course, "Introduction to Datacomm and Networks." Learning Tree is currently developing three additional e-learning courses. The market for e-learning, for IT professionals, is currently highly fragmented with no established industry model for growth and profitability. Based on limited test marketing and market research, Learning Tree presently believes that many customers expect e-learning to be less effective than instructor-led classroom training and that many customers expect to pay significantly less for e-learning than for instructor-led classroom training. A number of e-learning providers offer text-based training or CBT content over the Internet at low cost or even for free. In contrast, Learning Tree believes that the value of high-quality, effective training (by whatever modality) significantly outweighs the higher cost of such training to its corporate customers. As a result, Learning Tree designs its e-learning courses based on its continually updated instructor-led course content, and provides e-learning course participants with extensive exercises and individual access over the Internet to its experienced instructors as mentors. For such an approach to be profitable, Learning Tree must find a means of attracting a sufficient number of customers who believe that the increased educational effectiveness of this approach justifies a significantly higher price. Until Learning Tree develops a profitable e-learning model, it expects to limit its ongoing investment in e-learning. There can be no assurance that Learning Tree will be able to successfully develop or profitably implement its current or any other distance learning strategy.

   In January 2000, Learning Tree invested $1.0 million for a small minority interest in eduprise.com, a private company that provides the distance learning software and hosting services that are being used by Learning Tree for delivery of its Internet-based e-learning course.

Results of Operations

          In the third fiscal quarter ended June 30, 2000, revenues increased by 28% to $63.0 million from $49.1 million for the corresponding quarter of the prior year. Income from operations for the quarter ended June 30, 2000 increased by 1,400% to $17.5 million versus $1.2 million for the same quarter of fiscal 1999. Net income for the quarter ended June 30, 2000 increased by 834% to $12.3 million from $1.3 million for the same period last year.

          Excluding the effect of the write-off of capitalized CBT development costs and equipment in the third quarter of fiscal 1999, income from operations for the quarter ended June 30, 2000 increased 148% and net income increased 133% compared to the same period last year.

          For the nine-month period ended June 30, 2000, revenues increased by 17% to $165.4 million from $140.8 million for the nine months ended June 30, 1999. Income from operations for the nine months ended June 30, 2000, increased by 422% to $38.8 million versus $7.4 million for the corresponding period of the prior year. Net income for the nine months ended June 30, 2000 increased by 316% to $28.0 million versus $6.7 million for the corresponding period of the prior year.

   Excluding the effect of the write-off of capitalized CBT development costs and equipment in the third quarter of fiscal 1999, income from operations for the nine months ended June 30, 2000 increased 191% and net income increased 162% compared to the corresponding period of the prior year.

          The growth in revenues in the third fiscal quarter was primarily the result of a 29% increase in the number of multi-day course participants to 39,172 compared to 30,341 in the corresponding three months of the prior year. The increase in revenues for the nine months ended June 30, 2000 resulted primarily from a 20% increase in the number of multi-day instructor-led course participants to 101,450 compared to 84,841 in the corresponding nine months of the prior year. In addition, the growth in revenues in the three-month and nine-month periods reflects increases in average revenue per multi-day course participant of 2% and 1%, respectively. The increase in average revenue per multi-day course participant reflects increases in prices, partially offset by the effect of changes in foreign exchange rates. The increase in instructor-led course revenues was partially offset by a reduction in CBT revenues.

          Learning Tree's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues improved to 35.3% of revenues in the third quarter of fiscal 2000 compared to 39.5% in the third quarter of fiscal 1999. For the nine months ended June 30, 2000, the cost of revenues improved to 35.9% of revenues compared to 41.7% for the same period in fiscal 1999.

   For the third quarter of fiscal 2000, the cost of revenues increased by 15% to $22.3 million from $19.4 million for the same quarter of fiscal 1999. For the nine months ended June 30, 2000, Learning Tree's cost of revenues increased by 1% to $59.3 million from $58.7 million for the corresponding period in the prior year. The increases in the cost of revenues compared to the same periods in the prior year primarily reflect a 28% increase in the number of course events during the third quarter of fiscal 2000 and an 18% increase for the year-to-date period. During the third fiscal quarter ended June 30, 2000, the number of multi-day instructor-led course events was 2,413 compared to 1,892 during the same period last year. For the nine months ended June 30, 2000, the number of multi-day instructor-led courses was 6,308 compared to 5,328 for the corresponding period in fiscal 1999. These increases in cost of revenues were partially offset by the elimination of the amortization of CBT development costs and lower costs per multi-day instructor-led course event. Costs per multi-day course event decreased by approximately 2% during the third fiscal quarter ended June 30, 2000 compared to the same period in fiscal 1999 and 7% for the year-to-date period. The changes in the average cost per course event primarily reflect decreases in costs for classroom facilities, course materials and freight, and the effect of changes in foreign exchange rates.

   Course development expense includes the costs of developing new course titles and updating Learning Tree's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expense was 4.3% of revenue during the third quarter of fiscal 2000 compared to 18.6% for the same period of fiscal 1999. For the nine months ended June 30, 2000, course development expense was 4.6% of revenue compared to 11.5% of revenue for the corresponding period in the prior year. Course development expenses decreased by 70% to $2.7 million for the quarter ended June 30, 2000 versus $9.1 million in the quarter ended June 30, 1999. For the nine months ended June 30, 2000, course development expenses decreased by 53% to $7.6 million from $16.2 million for the corresponding period in the prior year. The decline reflects the write-off of deferred CBT course development costs of $5.9 million and $7.1 million in the three and nine month periods ending June 30, 1999, respectively. In addition, the declines in course development expenses also reflect the termination of new CBT course development activities in July 1999.

   Learning Tree offered 145 multi-day course titles as of June 30, 2000, compared to 138 a year earlier. Learning Tree has recently released additional multi-day course titles on topics such as Windows 2000, Linux, Solaris, Internet administration and web development. New courses under development include additional courses on XML, Windows 2000, Oracle8, SQL Server 2000, wireless web technology and security. The change in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. The actual number of instructor-led course titles which Learning Tree will produce, and their delivery dates, are subject to a number of factors such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts. There can be no assurance that Learning Tree will develop more titles than it retires in any period. Course development costs may increase in the future as Learning Tree continues to expand its instructor led training course library and explores the development of Internet distance learning approaches and technologies.

Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased by 4% to $14.0 million for the quarter ended June 30, 2000 versus $13.5 million for the quarter ended June 30, 1999. For the nine months ended June 30, 2000, sales and marketing expenses increased by 1% to $41.2 million from $40.8 million for the corresponding period in the prior fiscal year. The increases primarily reflect increased selling commissions due to the higher level of sales, increases in the number of sales and marketing personnel and increased marketing activities, partially offset by a reduction in CBT sales and marketing costs. Sales and marketing expenses for the third quarter of fiscal 2000 decreased as a percentage of revenues to 22.3% compared to 27.5% in the third quarter of fiscal 1999. Sales and marketing expenses for the nine months ended June 30, 2000 decreased to 24.9% as a percentage of revenues compared to 29.0% for the same period last year. Learning Tree adjusts its marketing activities to correspond with its expected growth rate in course participants. Learning Tree expects to increase its marketing expenditures during the remainder of fiscal 2000 compared to the same period of the 1999 fiscal year. However, there can be no assurance that Learning Tree's revenues will continue to grow in fiscal 2000.

          General and administrative expenses increased by 10% to $6.5 million for the quarter ended June 30, 2000 compared to $5.9 million in the same quarter of the prior year. For the nine months ended June 30, 2000, general and administrative expenses increased by 5% to $18.5 million from $17.6 million for the corresponding period in the prior year. The increase in general and administrative expenses reflects increases in administrative staff and related costs and increases in incentive compensation costs. As a percentage of revenue, these costs decreased to 10.3% in the quarter ended June 30, 2000 from 12.0% in the corresponding period of the prior year. In the nine months ended June 30, 2000, these costs decreased to 11.2% from 12.5% as a percentage of revenue as compared to the same period of the 1999 fiscal year.

          Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. Other income increased to $1.4 million for the quarter ended June 30, 2000 versus $830,000 for the corresponding quarter in the prior year. For the nine months ended June 30, 2000, other income increased to $4.3 million from $2.8 million for the corresponding nine month period in the prior year. The increases in net other income (expense) are primarily attributable to additional interest income as compared with the same periods a year ago. The increases were partially offset by foreign exchange losses of $149,000 recorded in the third quarter of fiscal 2000, compared to foreign exchange gains of $20,000 in the third quarter of fiscal 1999 and foreign exchange losses of $292,000 in the nine months ended June 30, 2000, compared with foreign exchange gains of $107,000 in the corresponding period of the prior year. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree's foreign subsidiaries.

          The provision for income taxes increased $6.0 million to $6.6 million for the quarter ended June 30, 2000 compared to $679,000 for the same quarter of the prior year. For the nine months ended June 30, 2000, the provision for income taxes increased $11.6 million to $15.1 million from $3.5 million for the same period a year ago. The increases in the income tax provisions reflect the increases in taxable income and a slight increase in the effective tax rate.

Backlog

     At June 30, 2000, Learning Tree had a backlog of orders for instructor-led courses of $36.4 million, which represented a 35% increase compared to the backlog of $26.9 million at June 30, 1999. At July 31, 2000, Learning Tree's backlog of orders for instructor-led courses had increased to $36.8 million, which represented a 26% increase compared to the backlog of $29.2 million at July 31, 1999. There can be no assurance that the rate of growth in enrollments will continue. Only a portion of Learning Tree's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

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

Liquidity and Capital Resources

   Cash and cash equivalents and short-term interest-bearing investments increased to $139.1 million at June 30, 2000 from $91.4 million at September 30, 1999, primarily as a result of cash provided by operations. For the nine months ended June 30, 2000, cash provided by operations was approximately $48.8 million compared to $27.4 million during the same period in the prior year. The increase in cash provided by operations primarily reflects the increase in profitability. As of June 30, 2000, Learning Tree had working capital of $88.4 million.

   For the nine months ended June 30, 2000, Learning Tree invested $4.9 million in equipment and facilities compared to $7.0 million in the same period of the prior year. The higher level of investment during the prior year was primarily related to the build-out of education center facilities in New York and London and the continuing upgrade of course equipment. During fiscal 2000, Learning tree expanded the size of its Los Angeles education center. Learning Tree will be expanding several of its existing education centers and in July 2000 signed a lease for its first education center in Chicago. As of June 30, 2000, Learning Tree had no other material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future. There can be no assurance that Learning Tree will open an education center in Chicago.

Quantitative and Qualitative Disclosures About Market Risk

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

PART II - OTHER INFORMATION

Item 1:    LEGAL PROCEEDINGS

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    -----------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BO193465), also
                       -------------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 98-6384ABC), purportedly on behalf of persons who purchased
---
Learning Tree's Common Stock between May 8, 1997 and May 13, 1998. On February 2, 2000, plaintiffs and defendants stipulated to the filing of an amended complaint in the Schlagal action which asserts the same state law claims that
                 --------
are contained in the Sarah and Guthrie actions.  On February 7, 2000, the state
                     -----     -------
court granted the parties' joint request to dismiss Sarah and Guthrie.  Thus,
                                                    -----     -------
only the amended Schlagal class action remained pending against Learning Tree,
                 --------
its officers and directors.

     The complaints in Sarah, Guthrie and Schlagal made similar allegations of
                       -----  -------     --------
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

     In May 2000, plaintiffs and defendants executed a Stipulation of Settlement ("Settlement Stipulation") in the Schlagal Action, which was filed with the
                                  --------
Court. The Settlement Stipulation provides, among other things, for dismissal of the Schlagal Action against all defendants. Counsel for plaintiffs provided
       --------
written notice of the Settlement Stipulation to class members, giving them the opportunity to object to the Settlement Stipulation or to opt out of participation in the settlement. Only four class members opted out.

     On August 7, 2000, the Court gave its final approval to the Settlement Stipulation and signed and filed a Judgement which, among other things, dismissed the Schlagal action against all defendants. If the Judgement becomes
              --------
final, the Settlement will have no financial impact upon the Company, its officers or its directors.

     If the Judgement approving the Settlement Stipulation does not become final, Learning Tree cannot estimate the outcome of further proceedings or any potential liabilities it may incur. In such circumstances, Learning Tree may incur legal and other defense costs in an amount which it cannot currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have an adverse impact on Learning Tree's business, financial condition, results of operations and cash flows. Learning Tree has agreements with its officers and directors under which it is indemnifying them in these proceedings.

Item 2.    CHANGES IN SECURITIES

           Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None

Item 5.    OTHER INFORMATION

           Not Applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits

                  27.1   Financial Data Schedule

           b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     LEARNING TREE INTERNATIONAL, INC.


Dated:  August 10, 2000              By:  /s/ Gary R. Wright
                                          ---------------------------------
                                          Gary R. Wright
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Duly Authorized Officer)