Form 10-K405
period 2000-09-30
LEARNING TREE INTERNATIONAL INC
filed 2000-12-15
CIK 1002037

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                               ----------------

                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Fiscal Year Ended September 30, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

  The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of December 7, 2000, was $479,885,000. (Excludes 8,418,283 shares held by directors and officers of the Registrant since such persons may be deemed to be affiliates.)

  The number of shares of common stock, $.0001 par value, outstanding as of December 7, 2000, was 21,748,427 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I

    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................    16
    Item 3.  Legal Proceedings..........................................    16
    Item 4.  Submission of Matters to a Vote of Security Holders........    17

 Part II

    Item 5.  Market for Registrant's Common Stock and Related
             Stockholder Matters........................................    18
    Item 6.  Selected Consolidated Financial Data.......................    19
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    20
    Item 8.  Financial Statements and Supplementary Data................    31
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures..................................    49

 Part III

    Item 10. Directors and Executive Officers of the Registrant.........    49
    Item 11. Executive Compensation.....................................    51
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    51
    Item 13. Certain Relationships and Related Transactions.............    51

 Part IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    51
    Signatures...........................................................   53

  Learning Tree, the Learning Tree and Professional Certification logos, EDUCATION IS OUR BUSINESS, EDUCATION YOU CAN TRUST, WE BRING EDUCATION TO LIFE, PRODUCTIVITY THROUGH EDUCATION, FROM THE LEARNING TREE, Training Passport, Training Advantage, Alumni Gold, TRAINING YOU CAN TRUST, WE BRING LEARNING TO LIFE, WE BRING IT TRAINING TO YOU, learningtree.com, and 800-THE-TREE are among the trademarks and service marks of the Company.

  In addition to the trademarks and service marks of the Company, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

                                    PART I

Item 1. Business

  Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of distance learning both by the Company and its competitors; the impact of competition and pricing pressures; the Company's ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; the Company's ability to maintain its current operating margins; the effect of adverse weather conditions, strikes and other external events; and the other risks and uncertainties discussed below, and in "Risk Factors," filed as Exhibit 99 which is incorporated by reference.

Overview

  Learning Tree International, Inc. ("Learning Tree" or the "Company") is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, programming languages, databases, object-oriented technology and IT management. In addition, the Company provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users, and tests and certifies IT professionals in 34 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education.

  The Company is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, the Company does not depend on government appropriations for those programs and is not subject to certain governmental regulations.

  The Company has delivered certain of its courses by using a computer-based training method ("CBT") on CD-ROMs. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from these CD-ROM based courses to other distance learning methodologies using the Internet. As a result of this decision, the Company discontinued further development of its CBT courses, and during fiscal 2000, substantially reduced its CBT sales efforts. As of September 30, 2000, sales of the Company's CBT courses were largely discontinued.

  During fiscal 2000, the Company began and has since completed the conversion of five instructor-led courses for delivery over the Internet and began limited test marketing of its first Internet-based e-learning course, "Introduction to Datacomm and Networks." The Company is currently converting three additional instructor-led courses, and is working on tests of various packaging and marketing approaches for this potential product line. The market for e-learning for IT professionals is currently highly fragmented with no established industry model for growth and profitability. Based on limited test marketing and market research, the Company presently believes that many customers expect e-learning to be less effective than instructor-led classroom training and that many customers expect to pay significantly less for e-learning than for instructor-led classroom training. In contrast, the Company believes that the value of high-quality, effective training (by whatever modality) significantly outweighs the higher cost of such training to its corporate customers. Until the Company develops what it believes could be a profitable e-learning business model, it expects to limit its ongoing investment in e-learning. There can be no assurance that the Company will be able to successfully develop or profitably implement its current or any other distance learning strategy. See Exhibit 99, "Risk Factors."

  The Company has only one material operating segment, which is the design and delivery of advanced technology training courses and related services.

The Information Technology Education And Training Market

  The market for IT training is driven by technological change as the applications of technology evolve and expand. Since the Company's founding in 1974, it has capitalized on significant waves of technology, each of which created a demand for training that typically lasted for a number of years. In the 1970's the Microprocessor Wave revolutionized electronic products and systems and Learning Tree's microprocessor courses were primarily aimed at the research and development design engineers within companies. In the 1980's Local Area Network ("LAN") and Wide Area Network ("WAN") technologies allowed companies to link together their computing resources. This wave created demand for Learning Tree to develop new courses in networking technologies, and to market its courses to networking and telecommunications personnel in addition to design engineers. In the 1990's Client/Server Computing changed the architecture of information systems, and opened the door for Learning Tree to train information systems groups both in companies in which it was already training engineers and networking personnel and also for new clients in the service sector.

  In recent years, another technological wave--the worldwide rollout of Internet infrastructure has gathered momentum. Companies seek to capitalize on opportunities provided by the Internet to increase their revenues, solidify their client relationships, and reduce their costs. But to accomplish these objectives, companies must redevelop their information systems to accommodate web-technology. This is likely to require training in web-technologies, for the web-support groups, as well as information systems staff, networking personnel, and design engineers all of whom comprise the "IT professionals" who are the Company's target market.

  During periods of rapid technological change, organizations may find themselves hampered in their ability to exploit the latest information technologies because their IT professionals lack up-to-date knowledge and skills. Most organizations address this challenge by retraining their existing IT professionals and training new IT professionals as they are hired. An International Data Corporation ("IDC") study estimates that the 1999 worldwide market for all IT training was $19.4 billion. The training of IT professionals, such as programmers, analysts, and engineers, represents the majority of the market for IT training. See Exhibit 99, "Risk Factors."

  The market for training IT professionals is further influenced by several factors. These factors include: (i) the introduction and evolution of new hardware, software, networking and web technologies; (ii) the proliferation of Internet and intranet applications; (iii) the proliferation of computers and networks throughout all levels of organizations; (iv) the shift from legacy mainframe systems to client/server technologies; and (v) periodic corporate downsizing, resulting in increased training requirements for employees who must perform new job functions or multiple job tasks that require knowledge of varied software applications and technologies. Furthermore, since many businesses use hardware and software products provided by a variety of vendors, their IT professionals require training that applies across vendors, platforms and operating systems.

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

  IT training is primarily delivered by classroom instructors; video; technology-based training, including Internet-based distance learning and CD-ROM; and printed means. According to IDC, instructor-led classroom training continues to dominate the worldwide IT training market comprising approximately 71% of the market. The Company believes that instructor-led training will continue to dominate the market because course participants value the personalized interaction and problem-solving with their instructor and fellow participants concerning their specific projects and applications, as well as the insulation from workplace interruptions afforded by classroom instruction. However, the use of technology-based IT education and training formats, such as Internet-based distance learning, appear to be gaining acceptance in the IT training market.

The Learning Tree Approach

  The Company develops, markets and delivers proprietary course titles covering a broad range of topics that it believes are designed to meet the continually evolving training needs of IT professionals worldwide.

  The Company's instructor-led course events take place at the Company's Education Centers, in hotel and conference facilities, and at customer sites. As of September 30, 2000, Learning Tree had 148 multi-day instructor-led course titles. These course titles are regularly presented worldwide and cover IT topics such as client/server systems, intranet/Internet technologies, computer networks, operating systems, programming languages, databases, object-oriented technology, IT management and related topics.

  The Company's training services provide participants with skills and knowledge that they can immediately apply in their jobs. The instructor-led course events include extensive hands-on, interactive exercises using networked Pentium-based servers and workstations. Learning Tree's multi-day course events typically deliver the equivalent of one or two semester hours of college credit in an intensive four-day format, thus minimizing participants' time away from the job.

  As of September 30, 2000, the Company had 873 course instructors. These instructors are IT professionals possessing expert knowledge and practical experience. They work in a variety of industries applying the IT skills and knowledge that are the subjects of the courses they teach. They typically teach an average of approximately eight to ten Learning Tree course events each year on an "as needed" basis.

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

  Learning Tree meets customer demands for scheduling flexibility by holding course events frequently at multiple locations around the world and by delivering customer-site course events as required on short notice. The Company believes that it has the resources to provide a rapid and flexible response to its customers' needs by utilizing its large team of instructors, its course development and customization processes, its team of customer support specialists, its logistics team and its hundreds of classroom computer workstations. In fiscal 2000, Learning Tree presented over 8,500 multi-day course events worldwide.

  The Company tests and certifies IT professionals in 34 IT job functions. Since this program's inception in 1993, over 186,000 participants have completed one or more certification examinations. The Company also provides its customers with skills assessment services. In addition, the American Council on Education recommends Learning Tree course events for college credit to more than 1,500 North American universities and colleges. See "Business-- Learning Tree's Products." In the United Kingdom, participation in some Learning Tree course events may be applied toward post-graduate level university credit.

  In addition to its instructor-led business, the Company introduced a line of multi-media CBT course titles in fiscal 1996. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from these CD-ROM based courses to other distance learning methodologies using the Internet.

  The Company believes that the content from its instructor-led courses can also be delivered to customers through a variety of technology-based training methods. During fiscal 2000, the Company began and has since converted five of its instructor-led courses for delivery over the Internet and began limited test marketing of its first Internet-based e-learning course. The market for e-learning is currently highly fragmented with no established industry model for growth and profitability. Accordingly, until the Company develops what it believes could be a profitable e-learning business model, it expects to limit its ongoing investment in e-learning. There can be no assurance that the Company will be able to successfully develop or profitably implement its current or any other distance learning strategy. See Exhibit 99, "Risk Factors."

  The Company markets its courses through a sophisticated direct mail marketing and telemarketing program, supplemented by direct sales to corporations and government organizations. The Company's direct mail marketing utilizes its proprietary list of over 1,900,000 IT professionals and managers, as well as rented lists. This capability enables the Company to reach individual professionals and managers in larger organizations and provides a cost-effective channel to reach IT personnel in smaller organizations as well. The Company also uses its Internet Web site (http://www.learningtree.com) to market and communicate with prospective participants. (Note: Information contained in the Company's web site shall not be deemed to be part of this Annual Report on Form 10-K.)

Learning Tree's Strategy

  The Company's objective is to strengthen its position as one of the leading providers of IT training worldwide. To achieve this goal, the Company employs the following key long-term strategies:

  Continue Development of its Library of Proprietary Instructor-led Course Titles. The Company intends to continue developing additional course titles and certification programs in order to increase sales to its existing customer base and to attract new customers. The Company expanded its multi-day course library from 87 titles at September 30, 1995 to 148 titles as of September 30, 2000. The increase in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are typically retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. The actual number of instructor-led course titles which the Company will produce and their delivery dates are subject to a number of factors, such as; the hiring and training of staff, perceived customer demand, and the availability of subject matter experts who are also responsible for teaching the Company's instructor-led courses. There can be no assurance that the Company will develop more titles than it retires in any period. In fiscal 2000, the Company developed 17 new titles and retired 12 titles.

  Provide Flexible Training Solutions. The Company intends to continue its strategy of providing training when, where and in the manner desired by the customer. Participants can attend any of Learning Tree's 148 multi-day courses which, on average, are presented approximately once per week around the world. The Company also presents standard or customized courses on demand at its customers' facilities whenever and wherever they desire.

  Integrated Marketing and Sales Programs. The Company uses an integrated strategy of marketing both to individual IT professionals through its extensive direct mail marketing and Internet capability and to their employers through its direct sales force. These efforts are supplemented by its telemarketing sales force. In response to the changes in the current and expected rate of growth in course participants, the Company has and plans to continue to adjust the size of its direct mailing campaigns. Generally, the Company intends to increase its marketing and development activities more rapidly when it expects rapid growth of the market and reduce the rate of increase in such activities when it expects slower market growth. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations" for a discussion of changes in sales and marketing expenses during fiscal 2000.

  Build Continuing Relationships. The Company seeks to build continuing relationships both with its individual course participants and its corporate customers. The Company stimulates demand for its course events by motivating individual IT professionals to purchase a series of course events through its Training Passport, Professional Certification and College Credit Programs. In addition to increasing revenues directly, the long-term relationships built by these programs encourage participants to recommend the Company's course events to their colleagues. The Company also seeks to create ongoing relationships with its largest U.S. and international customers through the Training Advantage and Voucher programs. The annually renewable Training Advantage agreements allow all the employees of Training Advantage customers to receive training and special services at negotiated prices. The Voucher program allows customers to buy blocks of vouchers, at discounted prices, for future Learning Tree courses over a 12-month period.

  Leverage and Expand Geographic Presence. Domestically, the Company maintains offices and education centers in Los Angeles, the Washington D.C. area, New York City and Boston. In November 2000, the Company opened an education center in Chicago and has plans to open another education center in Atlanta. The Company intends, on an ongoing basis, to seek ways to expand its domestic operations both within existing education center cities and in new cities. There can be no assurance that Learning Tree will open education centers in other locations.

  In addition to its domestic education centers, the Company has offices and education centers in six countries. In fiscal 2000, the Company presented course events at its education centers and at third-party and customer sites in a total of 26 countries. International revenues represented approximately 48% of the Company's revenues in fiscal 2000. Learning Tree intends, on an ongoing basis, to seek ways to expand its international operations and expects that revenues derived from international sources will continue to account for a significant portion of its revenues.

  The Company's centrally-developed course titles currently are translated into French, Swedish and Japanese and sold through its operations in the United States, the United Kingdom, France, Canada, Sweden, Japan and Hong Kong to customers in those and other countries. The Company intends to open Education Centers in additional territories as justified by local demand. Inherent risks represented by the Company's international operations include currency fluctuations, potential difficulties in translating course subject matter into foreign languages; varying political and economic conditions; changes in government regulation; trade barriers; difficulty in staffing foreign offices, and in training and retaining foreign instructors; adverse tax consequences and potential costs associated with expansion into new territories. There can be no assurance that such factors will not have a material adverse effect on the Company in the future. See Exhibit 99, "Risk Factors."

Learning Tree's Products

  Learning Tree courses are designed to be highly interactive. Most of its instructor-led classroom courses involve "hands-on" training, on networked Pentium-based servers and workstations, which allow participants to practice and better assimilate the skills being taught. Participants spend a significant portion of each course working on computer-based exercises and participating in group workshops. Each participant typically receives extensive course materials that facilitate learning and serve as a post-course reference.

  Course Offerings. Learning Tree strives to build job-related training paths by developing a sequence of course titles that create cohesive programs which impart the skills and knowledge required to perform key IT job functions. Each job-related training path is comprised of course titles that proceed from introductory to advanced, and cover the breadth and depth of skills and knowledge required for a particular job. At September 30, 2000, Learning Tree's multi-day course library included 148 proprietary course titles comprising over 3,700 hours of classroom instruction. This course library is recommended for nearly 270 semester hours of undergraduate and graduate level college credit in information systems by the American Council on Education.

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

  The following chart presents the Company's 148 proprietary multi-day course titles and the number of training days for each title as of September 30, 2000:

 Curriculum        Days Courses
 ----------        ---- -------
 Web Development     4  Internet for Business Applications--Hands-On
                     4  Developing a Web Site--Hands-On
                     4  Developing an Intranet Site--Hands-On
                     4  Designing and Building Great Web Content--Hands-On
                     4  JavaScrip: Building Interactive Web Sites--Hands-On
                     4  Building an E-Commerce Web Site--Hands-On
                     4  Apache Web Server--Hands-On
                     4  Building XML Applications--Hands-On
-----------------------------------------------------------------------------
 Internet Security   4  Internet and System Security
                     4  Deploying Internet and Intranet Firewalls--Hands-On
                     4  Implementing Web Security--Hands-On
                     4  Building Virtual Private Networks--Hands-On
-----------------------------------------------------------------------------
 Java Programming    4  Java Programming--Hands-On
                     5  Advanced Java Programming--Hands-On
                     4  Java for Multimedia Applications Development--Hands-
                        On
                     4  Developing Electronic Commerce Applications with
                        Java--Hands-On
                     4  Java for C++ Programmers--Hands-On
                     4  Web Application Development with Java
-----------------------------------------------------------------------------
 Windows             5  Windows 95 Support and Networking--Hands-On
                     5  Windows NT 4.0 Workstation and Server--Hands-On
                     5  Windows NT Optimization and Troubleshooting--Hands-On
                     4  Integrating Microsoft Office 97--Hands-On
                     5  TCP/IP Internetworking on Windows NT--Hands-On
                     5  Microsoft System Management Server--Hands-On
                     4  Microsoft Exchange--Hands-On
                     4  UNIX and Windows NT Integration--Hands-On
                     5  Implementing Windows NT Security--Hands-On
                     5  Microsoft Exchange 5 Server Administration--Hands-On
                     4  Microsoft Internet Information Server--Hands-On
                     5  Windows NT4 Technologies for the Enterprise--Hands-On
                     5  Windows 2000--Hands-On
                     4  Windows 2000 Planning and Deployment--Hands-On
                     5  Windows 2000 Desktop Administration--Hands-On
                     5  Windows 2000 Optimization and Troubleshooting
                     5  Windows 2000 Security--Hands-On
                     5  Internet Information Services 5 for Windows
                     5  Exchange 2000 Administration--Hands-On

 Curriculum                 Days Courses
 ----------                 ---- -------
 SQL Server                   4  Microsoft SQL Server Introduction--Hands-On
                              5  Microsoft SQL Server System Adminstration--
                                 Hands-On
                              5  Developing SQL Server Applications with
                                 Visual Basic 5--Hands-On
                              4  Microsoft SQL Server 7 Comprehensive
                                 Introduction--Hands-On
                              5  Microsoft SQL Server 7: Database
                                 Administration--Hands-On
                              4  Microsoft SQL Server 7: Transact--SQL
                                 Programming--Hands-On
                              4  Microsoft SQL Server 7 Data Warehousing--
                                 Hands-On
-----------------------------------------------------------------------------
 Datacomm and
  Local Area Networks         4  Introduction to Datacomm and Networks
                              4  Local Area Networks
                              4  PC Networking--Hands-On
                              4  LAN Troubleshooting--Hands-On
                              4  High-Performance Ethernet--Hands-On
                              4  Fast LAN Technologies
                              5  Netware 5 System Adminstration--Hands-On
-----------------------------------------------------------------------------
 Internetworking              4  Internetworking: Bridges and Routers
                              4  Data Network Design and Optimization
                              4  Computer Network Architectures and Protocols
                              4  SNMP--Hands-On
                              5  Implementing OSPF and BGP with Cisco
                                 Routers--Hands-On
                              4  Cisco Routers: A Comprehensive
                                 Introduction--Hands-On
                              5  Configuring Cisco Routers: Advanced
                                 Workshop--Hands-On
                              4  Introduction to TCP/IP--Hands-On
                              4  Internetworking with TCP/IP--Hands-On
                              4  Troubleshooting Cisco Router Internetworks--
                                 Hands-On
-----------------------------------------------------------------------------
 WAN and Telecommunications   4  Telecommunications and Wide Area Networking
                              4  Introduction to ISDN
                              4  Wireless Networks
                              4  High-Speed Wide Area Networks
                              4  Defense Message System (DMS): A
                                 Comprehensive Introduction
                              4  Implementing ATM
                              4  Fiber-Optic Systems--Hands-On
                              4  Voice Over IP
-----------------------------------------------------------------------------
 UNIX/Linux/Solaris           4  UNIX--Hands-On
                              4  UNIX Tools and Utilities--Hands-On
                              4  TCP/IP Programming--Hands-On
                              4  UNIX Programming--Hands-On
                              4  UNIX System and Network Security--Hands-On
                              4  UNIX Workstation Administration--Hands-On
                              4  UNIX Server Administration--Hands-On
                              4  KornShell Programming--Hands-On
                              4  Implementing Linux--Hands-On
                              4  Introduction to Linux--Hands-On
                              4  Providing TCP/IP Network Services with Linux
                              4  Introduction to Solaris--Hands-On
                              4  Solaris Workstation Administration--Hands-On

Curriculum               Days Courses
----------               ---- -------
Oracle Database Systems    5  Oracle7--Hands-On
                           5  Oracle7 for Database Administrators--Hands-On
                           3  Oracle7 for Application Developers--Hands-On
                           2  Tuning Oracle7 Applications--Hands-On
                           3  Complex SQL Queries--Hands-On
                           5  Oracle Developer/2000--Hands-On
                           4  Building Oracle WebServer Applications--Hands-On
                           5  Oracle Designer/2000--Hands-On
                           5  Exploiting the New Features of Oracle 8--Hands-On
                           5  Oracle 8 Applications Development and Tuning--Hands-On
                           5  Oracle 8 Database Administration--Hands-On
                           5  Oracle 8 A Comprehensive Introduction--Hands-On
                           4  PL/SQL Programming--Hands-On
                           5  Building a Data Warehouse--Hands-On
                           4  Introduction to Client / Server Computing
                           4  Relational Databases
-------------------------------------------------------------------------------------------
Notes and Domino           4  Notes and Domino R5: A Comprehensive Hands-On Introduction
                           4  Notes and Domino R5 Application Development--Hands-On
                           5  Notes 5 System Adminstration
-------------------------------------------------------------------------------------------
PC Support                 4  PC Configuration and Troubleshooting--Hands-On
                           4  Advanced PC Configuration--Hands-On
-------------------------------------------------------------------------------------------
Programming                4  Introduction to Programming--Hands-On
                           4  C Programming--Hands-On
                           4  C Advanced Programming--Hands-On
                           4  C++ Object-Oriented Programming--Hands-On
                           4  Advanced C++ Programming--Hands-On
                           4  C++ for Non-C Programmers--Hands-On
                           4  Cobol Programming--Hands-On
                           4  PowerBuilder--Hands-On
                           4  Perl Programming--Hands-On
                           4  Database and Web Programming with Perl
-------------------------------------------------------------------------------------------
Windows Programming        5  Visual C++--Hands-On
                           5  Visual Basic--Hands-On
                           4  Microsoft Access--Hands-On
                           4  Microsoft Access Programming--Hands-On
                           5  Visual Basic 4 for Enterprise Applications--Hands-On
                           4  Programming Office 97 Applications--Hands-On
                           4  Win32 Systems and Network Programming--Hands-On
                           4  FrontPage 98 Web Site Development--Hands-On
                           4  Programming Microsoft Access--Hands-On
                           5  Enterprise Web Development with Active Server Pages--Hands-On
                           4  COM and ActiveX Programming with C++--Hands-On
                           4  Microsoft Transaction Server--Hands-On
                           4  Introduction to Visual InterDev--Hands-On
                           4  Exploiting the Advanced Features of MFC--Hands-On
                           4  Visual C++ and MFC for C++ Programmers--Hands-On
                           5  Visual Basic Web Development--Hands-On

Curriculum             Days Courses
----------             ---- -------
Windows Programming--
 (continued)             4  Introduction to VBA
                         4  Designing and Building Windows DNA Applications
---------------------------------------------------------------------------
Software Development
 Methods                 5  Object-Oriented Analysis and Design
                         4  Introduction to Software Engineering
                         4  UML: A Comprehensive Introduction
                         4  Introduction to Object Technology
                         4  Software Quality Assurance
                         4  Identifying User Requirements
                         4  Practical Software Testing Methods
                         4  Software Systems Analysis and Design
                         4  Software Project Planning and Management
                         4  Software Configuration Management
---------------------------------------------------------------------------
IT Soft Skills           4  Business Process Re-engineering
                         4  Project Risk Management
                         4  Effective Skills for Technical Managers
                         4  Project Management--Hands-On
                         4  Influence Skills
                         3  Microsoft Project--Hands-On
                         2  Advanced Microsoft Project--Hands-On

Learning Tree's Course Delivery

  The Company presents its classroom courses at Learning Tree Education Centers in Boston, Los Angeles, New York City, the Washington D.C. area, Toronto, Ottawa, London, Paris and Stockholm, as well as in rented hotel or conference centers in those and other cities worldwide. The Company's Education Centers include 148 classrooms, as of September 30, 2000, that have been custom-designed to accommodate the technical demands of Learning Tree's computer-based courses, including electronic projection of computer screens, local area networks within the classroom and multimedia presentation capability. In November 2000, the Company opened an education center in Chicago and plans to open an education center in Atlanta during fiscal 2001.

  The Company also tailors the content of the foregoing courses for presentation at customer sites to cover particular topics and applications requested by the customer. Learning Tree typically provides all of the software, hardware and networking systems required for use in customer-site courses.

Development Of Courses

  The Company endeavors to identify and develop course titles that satisfy market demand. Learning Tree seeks to accomplish this by (i) building close working relationships with the development groups of leading IT vendors in order to obtain information on upcoming products, (ii) canvassing its expert instructors to identify general market trends and specific topics within existing course titles that can be expanded to serve as new courses, (iii) holding discussions with its customers to determine their upcoming project plans and training requirements, and (iv) conducting market surveys of the Company's course participants. Moreover, the members of executive management of the Company have strong IT educational and professional backgrounds and stay closely involved with the course selection and development process. See "Management--Executive Officers and Directors."

  Each Learning Tree course title is developed by a team comprised of a product manager who manages the project and instructional design process, a product marketing manager, and several subject matter experts who generally are selected from the Learning Tree instructor team. The Company endeavors to select a group of experts from different countries and industries and with complementary applications backgrounds. The Company believes that its use of a team of experts provides multiple points of view concerning the application of the subject technology, information on different uses of that technology throughout the world and training that is relevant to course participants working in diverse applications in a broad range of industries worldwide. The result is a set of proprietary course materials and several hundred pages of presentation graphics for each course. To ensure its courses meet the needs of the marketplace and provide a high quality of instruction, the Company requests that each course participant complete an evaluation of the course content and the instructor. Learning Tree course titles are updated regularly to incorporate new technology and to improve their educational effectiveness. The Company's courses currently are translated into French, Japanese and Swedish and are taught by nationals in the local language in the Company's United States, Canadian, United Kingdom, French, Swedish, Japanese and Hong Kong subsidiaries.

  The Company must anticipate and keep pace with the introduction of new hardware, software and networking technologies and develop courses that effectively train customers in the technologies which they will be using. In addition, the Company must adapt to changes in the technologies by which it can deliver training to its customers' employees. There can be no assurance that the Company will be able to respond successfully to technological change. If, the Company does not adequately anticipate or respond to changes in computer platforms, customer preferences and/or software technology, the Company's business and results of operations would be materially adversely affected. See Exhibit 99, "Risk Factors."

Learning Tree Instructors

  The Company believes that its instructors are vital to its success. Learning Tree instructors work either full-time for other companies or as independent consultants in a variety of industries applying the IT skills and knowledge that are the subjects of the courses they teach. The Company's instructors typically teach an average of eight to ten Learning Tree courses each year as needed. At September 30, 2000, the Company had 873 instructors.

  The Company's future success will also depend on its ability to attract and retain highly-skilled instructors. Each Learning Tree subsidiary has an Instructor Relations Department to recruit, train, coach and manage its instructor team. The Company identifies new instructor candidates primarily through referrals from its existing instructors. Instructor candidates undergo a technical evaluation prior to participating in Learning Tree's proprietary instructor training program. The Company believes that its instructor force is relatively stable, and its recruitment and training program focuses primarily on expanding the Company's instructor staff during periods of growing market demand and to accommodate new technologies. Competition for qualified instructors is intense, and there are a limited number of people with the requisite knowledge and experience that Learning Tree requires of its instructors. There can be no assurance that the Company will be successful in these recruitment and training efforts. See Exhibit 99, "Risk Factors."

Customers

  Learning Tree has developed a broad customer base focusing on Fortune 1000-level companies and their international equivalents and government organizations worldwide. In fiscal 2000, the Company trained over 137,000 multi-day course participants who were employed by over 17,000 organizations. In fiscal 2000, the Company derived approximately 52% of its revenues in the United States and 48% of its revenues internationally. See Note 7 of Notes to Consolidated Financial Statements.

  The Company's customers generally operate in the computer, communications, electronics, systems integration, finance, aerospace, military, manufacturing and energy sectors, and a number of the customers are government organizations. The Company had over 240 customers worldwide that purchased over $100,000 of Learning Tree training in fiscal 2000. Generally, each customer purchased this training throughout the year in individual purchase decisions ranging from $2,000 to $20,000 rather than through a single contract. No customer accounted for 10% or more of the Company's fiscal 2000 revenues.

Marketing and Sales

  Direct Mail Marketing and Advertising. Learning Tree markets its courses primarily through direct mail marketing to its proprietary mail list of over 1,900,000 individuals (including course participants, their immediate supervisors, department managers, training managers and other people who have inquired about the Company's courses), as well as to rented mailing lists of IT professionals. The Company also advertises in industry trade magazines and periodicals.

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

  The Company has built a strong brand image through the frequent and prominent use of its trademarks in its marketing materials and course materials. These trademarks include, among others, the Learning Tree and Professional Certification logos, its name, and its trademarks, including EDUCATION IS OUR BUSINESS, EDUCATION YOU CAN TRUST, WE BRING EDUCATION TO LIFE, PRODUCTIVITY THROUGH EDUCATION, FROM THE LEARNING TREE, Training Passport, Training Advantage, Alumni Gold, TRAINING YOU CAN TRUST, WE BRING LEARNING TO LIFE, WE BRING IT TRAINING TO YOU, learningtree.com, and 800-THE-TREE.

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

  Telemarketing Sales Force. At September 30, 2000, Learning Tree's telemarketing sales force consisted of over 170 people who were responsible for responding to phone, e-mail, web site and facsimile orders and inquiries received by the Company and pursuing sales opportunities. These telemarketers sell both to individual prospective course participants and to line managers and training directors in assigned accounts. The Company has developed a proprietary automated system which is integrated with its customer and course operations databases and provides its telemarketers with on-line information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process.

  Field Sales Force. The Learning Tree field sales force, which consisted of over 50 sales people at September 30, 2000, generates a significant portion of the Company's revenues. The field sales force concentrates its attention on the Company's larger customers to sell multiple course customer-site training programs, custom developed training for clients who need to train large numbers of their IT professionals and end-users, large blocks of vouchers under its Voucher program for future course attendances, and to sign Training Advantage Agreements covering all formats of Learning Tree training. The Company's Training Advantage Agreements provide its nationwide and international customers with negotiated pricing and special services.

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

  Multiple Enrollment Programs. The Company markets its Training Passport and Voucher programs to encourage its customers to enroll in multiple courses, and thereby increase overall revenues, as well as increase the average attendance in its Learning Tree-site courses.

  Learning Tree offers two Training Passport programs. Under the four-course Training Passport program, a passport holder may attend up to four courses during a 12-month period. This passport is priced at approximately twice the list price for an individual four-day course. Under the eight-course (ten courses in the United Kingdom and France) Training Passport program, the holder of a passport may attend up to eight (or ten) courses during a 12-month period. The list price for this passport is approximately three times the list price for an individual four-day course.

  Under the Company's Voucher program, customers purchase blocks of five or more vouchers which are sold at various discounts off the list price. Each voucher can be used to attend one Learning Tree course within a 12-month period.

  Through the Learning Tree Professional Certification Program, the Company also certifies IT professionals in 34 job functions in the areas of the Company's focus. Professional certification is important to many participants in Learning Tree courses as it provides documentation of their qualifications. Each Learning Tree professional certification program requires completion of a series of five Learning Tree courses and an examination associated with each course. Since this program's inception in fiscal 1993, over 186,000 participants have completed one or more certification examinations.

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

  Other Independent Education and Training Providers. The Company believes that the majority of independent training providers are smaller organizations, which often provide training as one of several services or product lines. In addition, many are "Authorized Training and Education Centers" ("ATECs") or "Certified Training and Education Centers" ("CTECs") which present courses utilizing materials prepared by computer hardware and software vendors such as Novell and Microsoft. Learning Tree differentiates itself from these providers based on the breadth and quality of its proprietary course library; worldwide delivery capability; and the size, quality and experience of its instructor force; and vendor independence. By being vendor-independent, the Company's courses can address the weaknesses, as well as strengths of a product and describe how to integrate a product with that of other vendors in a multi-vendor network configuration.

  Computer Hardware and Software Vendors. Many hardware and software vendors supply training, and in some cases, bundled in the prices of their product. In addition, their knowledge of upcoming developments in their products is likely to be better than that of other training providers. Learning Tree differentiates itself from computer systems manufacturers and software vendors by maintaining a vendor-independent posture and providing cross-platform training solutions.

  Distance Learning and CBT. The market for IT education and training has historically consisted primarily of instructor-led training. Distance Learning and CBT IT training currently account for a smaller portion of the overall IT training market. However, the Distance Learning market has been projected by IDC to grow at a faster rate than instructor-led training.

  Beginning in fiscal 1996, the Company developed, produced and marketed a line of CBT courses on CD-ROM. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet ("e-learning"). The market for e-learning for IT professionals is currently highly fragmented with no established industry model for growth and profitability. Until the Company develops what it believes could be a profitable e-learning business model, it expects to limit its ongoing investment in e-learning. There can be no assurance that the Company will be able to successfully develop or profitably implement its current or any other distance learning strategy. See Exhibit 99, "Risk Factors."

Intellectual Property and Licenses

  Learning Tree's course development process and course titles are proprietary. The Company relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect those proprietary rights. The Company's course materials generally do not include any mechanisms to prohibit or prevent unauthorized use. As a result, a third party or parties could copy or otherwise obtain and use the Company's course materials without authorization, either for educational use or to develop competing courses. In addition, the Company operates in countries that do not provide protection of proprietary rights to the same extent as the United States. If substantial unauthorized use of the Company's products were to occur, the Company's business and results of operations could be materially adversely impacted. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar course titles or delivery methods.

  The Company may also have to defend against claims that its current or future courses infringe on the proprietary rights of others. If such a claim succeeded, the Company might have to change or eliminate courses, and could be required to pay damages or royalties. In addition, litigation over intellectual property rights, whether brought by the Company or by someone else, could be time-consuming and expensive, even if the Company were ultimately to succeed. Accordingly, defending and prosecuting these claims could have a material adverse effect on the Company's operating results. See
Exhibit 99, "Risk Factors."

Regulatory Environment

  Providers of educational programs to the public must comply with many laws and regulations of Federal, state and international governments. Generally, Learning Tree is exempt from that type of regulation because the Company does not offer its services to the public. Learning Tree contracts with the employer of the participants in its courses, and does not participate in any Federal or state student aid or loan programs. However, state laws and regulations targeting educational providers could affect the Company's operations and may limit its ability to obtain authorization to operate in certain states. If Learning Tree were required to comply with, or was found in violation of, a state's current or future licensing or regulatory requirements, it could be subject to civil or criminal sanctions, including monetary penalties, and could also be barred from providing educational services in that state. See Exhibit 99, "Risk Factors."

Employees

  As of September 30, 2000, Learning Tree had a total of 586 full-time equivalent employees, of whom 265 were employed outside the United States. The Company also utilized the services of 873 instructors to teach its courses on an as-needed basis. The Company considers its relations with its employees and its instructors to be good.

Item 2. Properties

  As of September 30, 2000, all of Learning Tree's education center classroom facilities were leased by the Company. The leases expire at various dates over the next 18 years. The Company's headquarters is located at 6053 West Century Boulevard, Los Angeles, California 90045. The Company owns a 38,500 square foot office facility which is occupied by the sales, administrative and operations groups of its U.S. subsidiary.

  In September 2000, the Company leased additional space at its primary New York City education center, and agreed to sublease the space in its secondary New York City education center to a third party resulting in a net increase of space in New York. In July 2000 and October 2000, the Company signed leases for its first education centers in Chicago and Atlanta, respectively. These leases commence in fiscal 2001. When the build-out of the education centers is complete, the Company plans to have 22 classrooms in New York City, nine classrooms in Chicago and nine classrooms in Atlanta. The Company intends to lease additional facilities for a number of its subsidiaries in the foreseeable future. The Company has and expects to continue to supplement its education center classroom facilities through the use of rented hotel and conference facilities as needed.

  The table below sets forth certain information regarding Learning Tree's facilities, comprised of classroom sites and offices as of September 30, 2000:

Location                                                   No. of     Area in
(Metropolitan Area)(a)                                   Classrooms Square Feet
----------------------                                   ---------- -----------
Boston, MA..............................................      6        13,717
Los Angeles, CA.........................................      6        57,229
New York, NY (2 sites)..................................     15        33,790(a)
Washington, DC metropolitan area (4 sites)..............     36       117,544
Miscellaneous other U.S.................................    N/A           455
Paris, France...........................................     15        36,814
London, England (2 sites)...............................     41       106,394(b)
Ottawa, Canada..........................................      6        19,965
Toronto, Canada.........................................     10        17,207
Stockholm, Sweden.......................................     13        22,605
Tokyo, Japan............................................    N/A         1,311
Hong Kong...............................................    N/A           574

--------
(a) Excludes 10,590 square feet of incremental lease space in New York, New York and 15,779 and 15,213 for new education center leases in Chicago, Illinois and Atlanta, Georgia, respectively.

(b) Excludes 36,117 square feet which the Company subleases to other tenants.

Item 3. Legal Proceedings

  On April 16, 1998, a class action lawsuit was filed against certain officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case
No. BC189499), purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BC193465), also purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et al., Case No. 98-6384ABC), purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and May 13, 1998. On February 2, 2000, plaintiffs and defendants stipulated to the filing of an amended complaint in the Schlagal action which asserts the same state law claims that are contained in the Sarah and Guthrie actions. On February 7, 2000, the state court granted the parties' joint request to dismiss Sarah and Guthrie. Thus, only the amended Schlagal class action remained pending against Learning Tree, its officers and directors.

  The complaints in Sarah, Guthrie and Schlagal made similar allegations of misrepresentations in certain public disclosures made by Learning Tree at various times during the class period. Each complaint alleged that Learning Tree and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Learning Tree Stock while in possession of the allegedly concealed material adverse information. Each complaint sought an unspecified amount of compensatory damages and, additionally, sought attorneys' fees and other costs, interest, and other relief.

  In May 2000, plaintiffs and defendants executed a Stipulation of Settlement ("Settlement Stipulation") in the Schlagal Action, which was filed with the Court. The Settlement Stipulation provides, among other things, for dismissal of the Schlagal Action against all defendants. Counsel for plaintiffs provided written notice of the Settlement Stipulation to class members, giving them the opportunity to object to the Settlement Stipulation or to opt out of participation in the settlement. Only four class members opted out.

  On August 7, 2000, the Court gave its final approval to the Settlement Stipulation and signed and filed a Judgment which, among other things, dismissed the Schlagal action against all defendants. If the Judgment becomes final, the Settlement will have no financial impact upon the Company, its officers or its directors.

  If the Judgment approving the Settlement Stipulation does not become final, Learning Tree cannot estimate the outcome of further proceedings or any potential liabilities it may incur. In such circumstances, Learning Tree may incur legal and other defense costs in an amount which it cannot currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have an adverse impact on Learning Tree's business, financial condition, results of operations and cash flows. Learning Tree has agreements with its officers and directors under which it is indemnifying them in these proceedings.

Item 4. Submission of Matters To A Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000, through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Price Range Of Common Stock

  The Company's Common Stock began trading publicly on the Nasdaq National Market under the symbol LTRE effective December 6, 1995. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market:

                                                                High    Low
                                                                ----    ----
   Fiscal 1999
     First Quarter............................................. $12 1/2 $ 7 9/16
     Second Quarter............................................  10       6
     Third Quarter.............................................  11 1/8   8 7/8
     Fourth Quarter............................................  16 3/4  10 3/4

   Fiscal 2000
     First Quarter.............................................  32 5/8  15 1/2
     Second Quarter............................................  37 3/4  22 1/4
     Third Quarter.............................................  63 1/4  28
     Fourth Quarter............................................  78 7/8  43 1/8

  As of December 7, 2000 there were approximately 3,400 holders of record of the Common Stock.

Volatility of Stock Price

  The Company's initial public offering was completed in December 1995 and a secondary public offering was completed in September 1996. There can be no assurance that a viable public market for the Common Stock will be sustained. The Company's Common Stock price has fluctuated significantly since its initial public offering and may continue to do so in the future. The Company believes that some of the reasons for past fluctuations in the price of its stock have included: announcements of developments related to the Company's business; announcements concerning new products or enhancements by the Company or its competitors; developments in the Company's relationships with its customers; market perceptions of new means of delivering training, such as CD-ROMs or the Internet; variations in the Company's revenues, gross margins, earnings or other financial results from investors' expectations; fluctuations in results of operations and general conditions in the economy, the Company's market, and the markets served by the Company's customers; and the market reaction to the "Y2K" problem, including delays in introducing new technologies by both the Company's customers and technology vendors. In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. In many cases, the fluctuations have been unrelated to the operating performance of affected companies. Sales of the Common Stock by the Company's officers, directors and employees, especially the Company's founders could also adversely and unpredictably affect the price of the Common Stock. Additionally, the price could be affected even by the potential for sales by these persons. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. See Exhibit 99, "Risk Factors."

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

Item 6. Selected Consolidated Financial Data

  The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended September 30, 2000 and the balance sheet data as of September 30, 1999 and 2000, are derived from the Company's consolidated financial statements for those years which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere herein. The statement of operations data for each of the two years in the period ended September 30, 1997 and the balance sheet data at September 30, 1996, 1997 and 1998 are derived from audited financial statements of the Company not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                             Year Ended September 30,
                                   --------------------------------------------
                                     1996     1997     1998     1999     2000
                                   -------- -------- -------- -------- --------
                                      (In Thousands, Except Per Share Data)
Statement of Operations Data:
  Revenues........................ $103,575 $164,483 $187,174 $189,321 $224,008
  Cost of revenues................   40,879   70,439   80,016   76,598   80,839
                                   -------- -------- -------- -------- --------
    Gross profit..................   62,696   94,044  107,158  112,723  143,169
                                   -------- -------- -------- -------- --------
  Operating expenses:
   Course development.............    6,248   11,048   11,942   19,267   10,294
   Sales and marketing............   31,245   51,284   59,422   54,996   56,603
   General and administrative.....   12,850   19,228   22,509   23,720   25,913
                                   -------- -------- -------- -------- --------
    Total operating expenses......   50,343   81,560   93,873   97,983   92,810
                                   -------- -------- -------- -------- --------
  Income from operations..........   12,353   12,484   13,285   14,740   50,359
  Other income (expense), net.....    1,798    3,066    2,676    4,285    6,709
                                   -------- -------- -------- -------- --------
  Income before provision for
   income taxes...................   14,151   15,550   15,961   19,025   57,068
  Provision for income taxes......    4,033    5,058    5,427    6,611   19,973
                                   -------- -------- -------- -------- --------
  Net income...................... $ 10,118 $ 10,492 $ 10,534 $ 12,414 $ 37,095
                                   ======== ======== ======== ======== ========
  Net earnings per common share
   assuming dilution.............. $   0.49 $   0.47 $   0.48 $   0.57 $   1.65
                                   ======== ======== ======== ======== ========
  Diluted shares outstanding......   20,609   22,099   22,015   21,898   22,504
                                   ======== ======== ======== ======== ========

                                                 At September 30,
                                   --------------------------------------------
                                     1996     1997     1998     1999     2000
                                   -------- -------- -------- -------- --------
                                                  (In Thousands)
Balance Sheet Data:
  Cash and cash equivalents....... $ 24,541 $ 32,441 $ 36,055 $ 33,059 $116,231
  Short-term interest-bearing
   investments....................   37,000   24,330   31,136   58,357   37,882
  Total current assets............   77,610   86,146   90,301  114,338  186,652
  Total assets....................   91,529  122,351  137,390  150,781  220,353
  Deferred revenue................   15,611   27,531   33,357   37,618   53,327
  Total current liabilities.......   34,247   55,033   59,280   62,247   85,159
  Long-term debt and capital
   leases, net of current
   portion........................      134      --       --       --       --
  Total stockholders' equity......   55,506   65,895   76,828   85,640  132,795

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

  Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of distance learning both by the Company and its competitors; the impact of competition and pricing pressures; the Company's ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; the Company's ability to maintain its current operating margins; the effect of adverse weather conditions, strikes and other external events; and the other risks and uncertainties discussed below, and in "Risk Factors," filed as Exhibit 99 which is incorporated by reference.

Overview

  Learning Tree International, Inc. is a leading worldwide provider of education and training to IT professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, programming languages, databases, object-oriented technology and IT management. In addition, the Company provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users, and tests and certifies IT professionals in 34 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education.

  The Company is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, the Company does not depend on government appropriations for those programs and is not subject to certain governmental regulations.

  The Company has delivered certain of its courses by using a computer-based training method ("CBT") on CD-ROMs. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from these CD-ROM based courses to other distance learning methodologies using the Internet. As a result of this decision, the Company discontinued further development of its CBT courses, and wrote-off approximately $6.0 million of capitalized development costs and equipment in the third quarter of fiscal 1999. Earlier in that fiscal year, the Company wrote-off CBT product development costs of approximately $1.2 million. During fiscal 2000, the Company substantially reduced its CBT sales efforts, resulting in reduced costs and revenues associated with the Company's CBT courses. As of September 30, 2000, sales of the Company's CBT courses were largely discontinued.

  During fiscal 2000, the Company began and has since completed the conversion of five instructor-led courses for delivery over the Internet and began limited test marketing of its first Internet-based e-learning course, "Introduction to Datacomm and Networks." The Company is currently converting three additional instructor-led courses, and is working on tests of various packaging and marketing approaches for this potential product line. The market for e-learning for IT professionals is currently highly fragmented with no established industry model for growth and profitability. Based on limited test marketing and market research, the Company presently believes that many customers expect e-learning to be less effective than instructor-led classroom training and that many customers expect to pay significantly less for e-learning than for instructor-led classroom training. In contrast, the Company believes that the value of high-quality, effective training (by whatever modality) significantly outweighs the higher cost of such training to its corporate customers. Until the Company develops what it believes could be a profitable e-learning business model, it expects to limit its ongoing investment in e-learning. There can be no assurance that the Company will be able to successfully develop or profitably implement its current or any other distance learning strategy. See Exhibit 99, "Risk Factors."

  In January 2000, the Company invested $1.0 million for a small minority interest in eduprise.com, a private company that provides the distance learning software and hosting services that are being used by Learning Tree for delivery of its Internet-based e-learning course.

  The Company's revenue growth rate has historically varied widely from year to year. The Company adjusts its rate of development of new course titles, adjusts the size of the direct mailing campaigns and takes steps to expand the number of classrooms in its education centers in response to the changes in the current and expected rate of growth in course participants. Generally, the Company intends to increase its marketing and development activities more rapidly when it expects rapid growth of the market and reduce the rate of increase in such activities when it expects slower market growth. However, there can be no assurance that the Company will be able to accurately predict its future growth rate to optimize these measures or that the Company will achieve an increase in market share after making such adjustments or expenditures or will maintain growth in revenues, profitability or market share in the future. A significant part of the Company's revenues are derived from Fortune 1000-level companies, and their international equivalents, and government organizations. Historically, some of these customers have reduced their expenditures for external IT training during economic downturns. If the domestic and/or international economy weakens in any future period, these companies may not increase or may reduce their expenditures on external IT training, which would have an adverse impact on the Company. The Company plans to increase its sales and marketing expenditures in fiscal 2001. However, there can be no assurance that the Company's revenues will grow in fiscal 2001. See Exhibit 99, "Risk Factors."

  The Company's instructor-led course events are taught in classrooms and include extensive, hands-on exercises under the guidance of expert instructors. The Company has structured its business so that the majority of its instructor-led course costs are variable and depend primarily upon the number of course events it conducts. The Company schedules its multi-day course events throughout the year based on its assessment of demand. Since the Company's instructors typically work full-time in the IT industry and teach an average of approximately eight to ten Learning Tree course events each year, as needed, the Company's instructor-related costs are largely variable. In addition, although the expenses associated with its own Education Centers are fixed, the Company can moderate its overall facility expenses by varying its use of rented hotel and conference facilities.

Results Of Operations

  The following table sets forth, for the periods indicated, a summary of the Company's consolidated statements of operations expressed as percentages of revenues:

                                                 Year Ended September 30,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
Revenues.......................................      100%       100%       100%
Cost of revenues...............................       43         40         36
                                                --------   --------   --------
  Gross profit.................................       57         60         64
Operating expenses:
 Course development............................        6         10          5
 Sales and marketing...........................       32         29         25
 General and administrative....................       12         13         11
                                                --------   --------   --------
  Total operating expenses.....................       50         52         41
                                                --------   --------   --------
Income from operations.........................        7          8         23
Other income (expense), net....................        2          2          3
                                                --------   --------   --------
Income before provision for income taxes.......        9         10         26
Provision for income taxes.....................        3          3          9
                                                --------   --------   --------
Net income.....................................        6%         7%        17%
                                                ========   ========   ========

Fiscal 2000 Compared With Fiscal 1999

  For the fiscal year ended September 30, 2000, revenues increased by 18% to $224.0 million from $189.3 million for the fiscal year ended September 30, 1999. Income from operations for the fiscal year ended September 30, 2000, increased by 242% to $50.4 million versus $14.7 million for the fiscal year ended September 30, 1999. Net income for the fiscal year ended September 30, 2000 increased by 199% to $37.1 million compared to $12.4 million for the fiscal year ended September 30, 1999.

  Excluding the effect of the write-off of capitalized CBT development costs and equipment in the third quarter of fiscal 1999, income from operations for the fiscal year ended September 30, 2000 increased 144% and net income increased 127% compared to fiscal 1999.

  The growth in revenues for the fiscal year ended September 30, 2000 resulted primarily from a 23% increase in the Company's core instructor-led business. This increase is due primarily to a 21% increase in the number of multi-day instructor-led course participants to 137,311 compared to 113,114 in the corresponding period of the prior year. The Company believes that the increase in participants in fiscal 2000 reflects the growth in Learning Tree's share of the IT training market and the adoption of new technologies and projects by the Company's customers as they completed their Y2K compliance projects. In addition, the growth in revenues in fiscal 2000 reflects an increase in average revenue per multi-day course participant of 1%. The increase in average revenue per multi-day course participant reflects increases in prices, partially offset by the effect of changes in foreign exchange rates. The increase in instructor-led course revenues was partially offset by a reduction in CBT revenues.

  A significant portion of the Company's revenues is denominated in foreign currencies that have been translated into US dollars based upon the exchange rates prevailing when the revenues were earned. Accordingly, exchange rate fluctuations may impact the US dollar value of reported revenues. Changes in exchange rates during the year reduced revenues by approximately $5.2 million in fiscal 2000 compared to what fiscal 2000 revenues would have been at the exchange rates prevailing during fiscal 1999.

  The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials and equipment, freight, classroom facilities and refreshments. For the fiscal year ended September 30, 2000, the cost of revenues improved to 36.1% of revenues compared to 40.5% in fiscal 1999. The improvement in the cost of revenues as a percent of revenue reflects the combined effect of a 5% decrease in costs per multi-day course event and a 2% increase in revenue per multi-day course event, as well as the elimination of the amortization of CBT development costs. The increase in revenue per multi-day course event is due to the 1% increase in average revenue per multi-day course participant and a 1% increase in the average attendees per multi-day course event.

  For the fiscal year ended September 30, 2000, the cost of revenues increased by 6% to $80.8 million from $76.6 million for fiscal year ended September 30, 1999. The increase in the cost of revenues in fiscal 2000 compared to fiscal 1999 primarily reflects a 20% increase in the number of course events during fiscal 2000, partially offset by the elimination of the amortization of CBT development costs and lower costs per multi-day instructor-led course event. During fiscal 2000, the number of multi-day instructor-led course events was 8,574 compared to 7,126 in fiscal 1999.

  The average cost per course event declined 5% primarily due to lower costs for classroom facilities, course materials and freight, and the favorable effect of changes in foreign exchange rates. The decrease in classroom facility costs reflects a reduction in the Company's use of more expensive hotel facilities as it has increased its education center capacity in several locations. In July 1999 the Company moved to a new education center facility in Ottawa; in June 2000 the Company expanded the size of its Los Angeles education center; and in September 2000 moved to a new, larger education center facility in Toronto.

  Course development expenses include the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. For the fiscal year ended September 30, 2000, course development expenses were 4.6% of revenue compared to 10.2% in fiscal 1999. For the fiscal year ended September 30, 2000, course development expenses decreased by 47% to $10.3 million from $19.3 million for fiscal 1999. The decline primarily reflects the write-off of deferred CBT course development costs of $7.1 million in fiscal 1999 and the termination of new CBT course development activities in July 1999. There were no such CBT development expenses in fiscal 2000.

  The Company offered 148 multi-day course titles as of September 30, 2000, compared to 143 a year earlier. The Company has recently released additional multi-day course titles on topics such as Windows 2000, Exchange 2000, Internet administration and web development. New courses under development include additional courses on Windows 2000, SQL Server 2000, Oracle-8, Web development, e-commerce, security, IT management, UNIX, Java, and XML. The change in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. The actual number of instructor-led course titles which the Company will produce, and their delivery dates, are subject to a number of factors such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts who are also responsible for teaching the Company's instructor-led courses. There can be no assurance that the Company will develop more titles than it retires in any period. Course development costs may increase in the future as the Company continues to expand its instructor-led training course library and explores the development of Internet distance learning approaches and technologies.

  Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased by 3% to $56.6 million from $55.0 million for fiscal 1999. The increase primarily reflects increased selling commissions due to the higher level of sales, increases in the number of sales and marketing personnel and increased marketing activities, partially offset by a reduction in CBT sales and marketing costs. Sales and marketing expenses for the fiscal year ended September 30, 2000 decreased to 25.3% as a percentage of revenues compared to 29.0% for fiscal 1999. This improvement primarily reflects the fiscal 2000 revenue growth and the measures taken to increase the Company's return on its marketing investments. The Company adjusts its marketing activities to correspond with its expected growth rate in course participants. The Company expects to increase its marketing expenditures in fiscal 2001. However, there can be no assurance that the Company's revenues will continue to grow in fiscal 2001.

  In fiscal 2000, general and administrative expenses increased by 9% to $25.9 million from $23.7 million for fiscal 1999. The increase in general and administrative expenses reflects increases in administrative staff and related costs and increases in incentive compensation costs. As a percentage of revenue, these costs decreased to 11.6% in fiscal 2000 from 12.5% in fiscal 1999.

  Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. For the fiscal year ended September 30, 2000, other income (expense) increased to $6.7 million from $4.3 million for fiscal 1999. The increase in net other income (expense) is primarily attributable to additional interest income in fiscal 2000 compared to fiscal 1999. The increase was partially offset by foreign exchange losses of $462,000 in fiscal 2000, compared with foreign exchange gains of $285,000 in fiscal 1999. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree's foreign subsidiaries.

  Although the Company's consolidated financial statements are stated in U.S. dollars, several of the Company's subsidiaries have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of the Company's subsidiaries from the functional currencies to U.S. dollars are reported as an adjustment to stockholders' equity. Fluctuations in exchange rates may also have an effect on the Company's results of operations. Since both revenues and expenses are generally denominated in the subsidiary's local currency, changes in exchange rates which have an adverse effect on the Company's foreign revenues are partially offset by a favorable effect on the Company's foreign expenses. The impact of future exchange rates on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, the Company may undertake such transactions. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99, "Risk Factors."

  In fiscal 2000, the income tax provision increased to $20.0 million from $6.6 million in fiscal 1999. This increase primarily reflects an increase in income before taxes in fiscal 2000 compared to fiscal 1999 and a slight increase in the effective tax rate in fiscal 2000 compared to 1999. Learning Tree International, Inc. operates as a holding company with operating subsidiaries in several countries. Each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Since taxes are incurred at the subsidiary level, and tax rates vary from country to country and one subsidiary's tax losses cannot offset the taxable income of subsidiaries in other tax jurisdictions, the Company's consolidated effective tax rate may vary. Accordingly, the Company's consolidated effective tax rate may increase in the future. See Note 2 of the Notes to Consolidated Financial Statements.

  The increase in revenues in fiscal 2000 compared to fiscal 1999 primarily reflects increases in both the United States and Europe. The United States recorded revenues of $117.1 million in fiscal 2000 compared to revenues of $95.7 million in fiscal 1999. Europe recorded revenues of $90.4 million in fiscal 2000 as compared to $80.7 million in fiscal 1999, primarily due to growth in the United Kingdom. See Note 7 of Notes to Consolidated Financial Statements.

  In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective date of FASB Statement No. 133--an amendment to FASB Statement No. 133" and the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Applying Generally Accepted Accounting Principles to Revenue Recognition in the Financial Statements". The Company believes that these statements will not have a material effect on its reported financial position or results of operations.

Fiscal 1999 Compared With Fiscal 1998

  For the fiscal year ended September 30, 1999, revenues increased by $2.1 million or 1% to $189.3 million from $187.2 million for the fiscal year ended September 30, 1998.

  The decision announced July 13, 1999 to discontinue development of CBT courses and to write-off approximately $6.0 million in capitalized development and equipment costs in the third quarter of fiscal 1999 had an adverse effect on income from operations and net income for the year ended September 30, 1999. Despite the write-off of the deferred CBT development costs, income from operations increased $1.4 million or 11% to $14.7 million versus $13.3 million for fiscal 1998. Net income for fiscal 1999 increased $1.9 million or 18% to $12.4 million from $10.5 million in fiscal 1998. Excluding the effect of this write-off, when comparing fiscal 1999 with fiscal 1998, income from operations increased by $7.3 million or 55% to $20.6 million from $13.3 million and net income increased $5.8 million or 55% to $16.4 million ($0.75 per share) from $10.5 million ($0.48 per share).

  The modest growth in revenues for fiscal 1999 reflected a 2% increase in average revenue per multi-day course participant. The increase was attributable to an increase in the average course duration, increases in prices, and the introduction and expansion of the 4-course Passport program.

  The number of multi-day instructor-led course participants was virtually unchanged at 113,114 in fiscal 1999 as compared to 113,108 in fiscal 1998. The rate of growth in the number of course participants had declined during 1999. The Company believes that the declining growth rate of course participants may have been be due to a number of causes, including the pace of introduction of major new software technologies, the effect of its clients' Y2K Compliance programs, and other possible factors.

  A significant portion of the Company's revenues is denominated in foreign currencies that have been translated into US dollars based upon the exchange rates prevailing when the revenues were earned. Exchange rate changes during the year reduced revenues by approximately $1.5 million in fiscal 1999 compared to the exchange rates prevailing during fiscal 1998.

  For fiscal 1999, the cost of revenues decreased to 40.5% of revenues compared to 42.7% in fiscal 1998. The improvement in the cost of revenues primarily reflected higher margins in the Company's multi-day instructor-led courses and, to a much lesser extent, the write-off of deferred CBT development costs.

  For the fiscal year ended September 30, 1999, the cost of revenues decreased $3.4 million or 4% to $76.6 million from $80.0 million for fiscal 1998. The decrease in the cost of revenues was primarily the result of lower costs per multi-day instructor-led course event. These savings were partially offset by a 1% increase in the number of multi-day instructor-led course events. The number of course events was 7,126 in fiscal 1999 as compared to 7,066 in fiscal 1998.

  Costs per multi-day instructor-led course event decreased by 3% in fiscal 1999 as compared to fiscal 1998. The change in the average cost per course event primarily reflected decreases in costs for classroom facilities, course materials and freight. In order to control the costs of classroom facilities, the Company replaced its use of more expensive hotel facilities with increased education center capacity in several locations. In April 1998, the Company opened a new larger education center in Boston and in October 1998, the Company opened new education centers in London and New York. In addition, the Company moved to a new education center facility in Ottawa in July 1999.

  For fiscal 1999, course development expense was 10.2% of revenue compared to 6.4% in fiscal 1998. For the fiscal year ended September 30, 1999, course development expenses increased by $7.4 million or 61% to $19.3 million from $11.9 million for fiscal 1998. The increased costs reflected the write-offs of deferred CBT product development costs of $5.9 million in the third quarter and $1.2 million earlier in the fiscal year. The $5.9 million write-off occurred as a result of the Company's decision to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. The $1.2 million write-off reflected deferred CBT product development costs estimated to be non-realizable, as well as costs for certain CBT courses which were terminated while still under development.

  The number of multi-day instructor-led course titles decreased to 143 as of September 30, 1999 compared to 149 a year earlier. The change in the size of the multi-day instructor-led course library reflected the net effect of the introduction of new titles and the retirement of old titles.

  Sales and marketing expenses decreased $4.4 million or 7% to $55.0 million in fiscal 1999 from $59.4 million in fiscal 1998. The decrease in sales and marketing expenses, for the 1999 fiscal year, occurred primarily as a result of a decrease in direct mail marketing costs per piece and reductions in other marketing costs and sales personnel costs. The Company reduced its marketing expenditures for fiscal 1999 compared to fiscal 1998 because the rate of growth in the number of course participants had declined from earlier periods. Sales and marketing expenses for fiscal 1999 decreased as a percentage of revenues to 29.0% as compared to 31.7% in fiscal 1998.

  In fiscal 1999, general and administrative expenses increased $1.2 million or 5% to $23.7 million from $22.5 million for fiscal 1998. The increase in general and administrative expenses reflected increases in information systems and other administrative staff and related costs, and increases in facilities related costs over the prior year. As a percentage of revenue, general and administrative expenses were 12.5% for fiscal 1999 compared to 12.0% in fiscal 1998.

  For fiscal 1999, other income increased $1.6 million to $4.3 million from $2.7 million for fiscal 1998. This increase was primarily attributable to additional interest income and foreign exchange gains. The Company recorded foreign exchange gains of $285,000 in fiscal 1999, compared to foreign exchange losses of $288,000 in fiscal 1998.

  In fiscal 1999, the income tax provision increased $1.2 million to $6.6 million from $5.4 million in fiscal 1998. This increase primarily reflected an increase in income before taxes in fiscal 1999 compared to fiscal 1998 and a slight increase in the effective tax rate in fiscal 1999 compared to 1998.

  The increase in revenues in fiscal 1999 compared to fiscal 1998 primarily reflected increases in Europe, partially offset by a decrease in the United States. Europe recorded revenues of $80.7 million in fiscal 1999 compared to revenues of $75.3 million in fiscal 1998, primarily due to growth in France and Sweden. The United States recorded revenues of $95.7 million in fiscal 1999 as compared to $98.8 million in fiscal 1998. See Note 7 of Notes to Consolidated Financial Statements.

Quarterly Results of Operations

  The following tables set forth unaudited quarterly financial data for each of the eight consecutive fiscal quarters ended September 30, 2000, including such data expressed as a percentage of the Company's revenues. The Company believes that this information includes all adjustments (which consisted solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                      Three Months Ended
                          -------------------------------------------------------------------------------
                          Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30,
                            1998      1999      1999      1999      1999      2000      2000      2000
                          --------  --------- --------  --------- --------  --------- --------  ---------
                                                    (Dollars In Thousands)
Revenues................  $45,152    $46,520  $49,129    $48,520  $49,399    $52,997  $63,024    $58,588
Cost of revenues........   19,840     19,460   19,418     17,880   18,207     18,862   22,261     21,509
                          -------    -------  -------    -------  -------    -------  -------    -------
 Gross profit...........   25,312     27,060   29,711     30,640   31,192     34,135   40,763     37,079
Operating expenses
 Course development.....    3,377      3,721    9,139*     3,030    2,395      2,504    2,699      2,696
 Sales and marketing....   13,298     14,016   13,503     14,179   12,349     14,787   14,036     15,431
 General and
  administrative........    5,796      5,897    5,902      6,125    5,901      6,098    6,520      7,394
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total operating
  expenses..............   22,471     23,634   28,544     23,334   20,645     23,389   23,255     25,521
                          -------    -------  -------    -------  -------    -------  -------    -------
Income from operations..    2,841      3,426    1,167      7,306   10,547     10,746   17,508     11,558
Other income (expense),
 net....................    1,104        835      830      1,516    1,277      1,634    1,433      2,365
                          -------    -------  -------    -------  -------    -------  -------    -------
Income before provision
 for income taxes.......    3,945      4,261    1,997      8,822   11,824     12,380   18,941     13,923
Provision for income
 taxes..................    1,341      1,449      679      3,142    4,138      4,333    6,629      4,873
                          -------    -------  -------    -------  -------    -------  -------    -------
Net income..............  $ 2,604    $ 2,812  $ 1,318    $ 5,680  $ 7,686    $ 8,047  $12,312    $ 9,050
                          =======    =======  =======    =======  =======    =======  =======    =======
As A Percentage of
 Revenues:
Revenues................      100%       100%     100%       100%     100%       100%     100%       100%
Cost of revenues........       44         42       40         37       37         36       35         37
                          -------    -------  -------    -------  -------    -------  -------    -------
 Gross profit...........       56         58       60         63       63         64       65         63
Operating Expenses
 Course development.....        7          8       19*         6        5          5        4          5
 Sales and marketing....       30         30       27         29       25         28       22         26
 General and
  administrative........       13         13       12         13       12         11       11         12
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total operating
  expenses..............       50         51       58         48       42         44       37         43
                          -------    -------  -------    -------  -------    -------  -------    -------
Income from operations..        6          7        2         15       21         20       28         20
Other income (expense),
 net....................        3          2        2          3        3          3        2          4
                          -------    -------  -------    -------  -------    -------  -------    -------
Income before provision
 for income taxes.......        9          9        4         18       24         23       30         24
Provision for income
 taxes..................        3          3        1          6        8          8       10          9
                          -------    -------  -------    -------  -------    -------  -------    -------
Net income..............        6%         6%       3%        12%      16%        15%      20%        15%
                          =======    =======  =======    =======  =======    =======  =======    =======

--------
*  Includes $5.9 million write-off of deferred CBT development costs.

  Historically, the Company's quarterly operating results have fluctuated, and it expects that fluctuations could continue in the future. The Company tries to base expenditures for course development and sales and marketing expenses on its expectations of future customer demand. Specifically, the Company intends to increase the amount of its expenditures for sales and marketing in the future. However, if the Company's assumptions regarding future customer demand prove to be wrong, and revenues fall short of expectations, the Company may not be able to adjust its expenditures quickly enough to compensate for a lower revenue base. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. See Exhibit 99, "Risk Factors."

  The Company's quarterly operating results may fluctuate based on other factors including: the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, frequency and size of, and response to the Company's direct mail marketing and advertising campaigns; the timing of the introduction of new course titles; the mix between course events held at customer-sites and course events held in the Company's education centers and hotels; competitive forces within current and anticipated future markets served by the Company; the Company's ability to attract customers and meet their expectations; currency fluctuations and other risks of international operations; natural disasters, external strikes, and other external factors; and general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of the Company's spending on development and marketing of its courses and receiving revenues from its customers.

  The Company's quarterly revenues and income typically reflect seasonal patterns. Generally, the Company's revenue and operating income are greater in the second half of its fiscal year (April through September) than in the first half (October through March). This is due in large part to seasonal spending patterns of the Company's customers, which are affected by factors such as: their budgetary considerations; factors specific to their business or industry; and weather, holiday and vacation considerations. There can be no assurance that these seasonal factors or their effects will remain the same in the future.

Liquidity and Capital Resources

  Cash and cash equivalents increased to $116.2 million at September 30, 2000 from $33.1 million at September 30, 1999. Cash and cash equivalents combined with short-term interest-bearing investments increased to $154.1 million at September 30, 2000 from $91.4 million at September 30, 1999. The increase in the combined total of cash and cash equivalents and short-term interest-bearing investments in fiscal 2000 primarily reflects the cash provided by operations and the exercise of stock options, partially offset by cash used for additions to course equipment, computer equipment and leasehold improvements.

  For fiscal 2000, cash provided by operations was approximately $65.4 million compared to $37.5 million during fiscal 1999. The increase in cash provided by operations primarily reflects the increase in profitability and advance payments by customers for future courses. At September 30, 2000, the Company had a net working capital balance of $101.5 million.

  During fiscal 1999, the Company repurchased approximately 358,800 shares of Common Stock for approximately $3,106,000. In November 2000, the Board of Directors reinitiated the stock repurchase plan. Through December 7, 2000, the Company had repurchased approximately 390,500 shares of Common Stock for approximately $14,741,000. The Company may make additional purchases through open-market transactions based upon market conditions and pursuant to the requirements of Rule 10b-18 of the Securities Exchange Act of 1934. There can be no assurance that the Company will repurchase additional shares of Common Stock.

  During fiscal 2000, the Company invested $7.9 million in equipment and facilities compared to $8.2 million in fiscal 1999. The investment during the prior year reflects the build-out of education center facilities in New York and London, and the continuing upgrade of course equipment. During fiscal 2000, the Company expanded the size of its Los Angeles education center and moved to a larger facility in Toronto. In addition, in September 2000, the Company leased additional space at its primary New York City education center, and agreed to sublease the space in its secondary New York City education center to a third party. When the build-out of the New York education center is complete, the Company plans to have 22 classrooms in New York City, compared to 15 classrooms in fiscal 2000. In November 2000, the Company opened its first education center in Chicago. In October 2000, the Company signed a lease for its first education center in Atlanta. Additionally, the Company plans to expand certain of its other education centers. Although the Company expects to continue to invest in additional and upgraded equipment, and facilities in fiscal 2001, as of September 30, 2000, the Company had no other material future purchase obligations, capital commitments or debt. Accordingly, management believes that its cash and cash equivalents and short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet the Company's cash requirements for the foreseeable future.

  It is contemplated that part of the Company's cash and cash equivalents and short-term interest-bearing investments may be used for acquisitions. While the Company has no current agreements in place or negotiations underway with respect to any acquisition, the Company plans, on occasion, to evaluate acquisition opportunities that appear to fit within its overall business strategy. Acquisitions involve many risks, including: the difficulty of integrating acquired technologies, operations and personnel with existing operations; the difficulty of developing and marketing new products and services; the diversion of management's attention as a result of evaluating, negotiating and integrating acquisitions; exposure to unforeseen liabilities of acquired companies; and the loss of key employees of an acquired operation. In addition, an acquisition could adversely impact cash flows and/or operating results and dilute shareholder interests, for many reasons, including: charges to income to reflect the amortization of acquired intangible assets, including goodwill; interest costs and debt service requirements for any debt incurred in connection with an acquisition; and any issuance of securities in connection with an acquisition which dilutes or lessens the rights of current common stockholders. The Company has had no significant experience in executing and implementing acquisitions and no assurance can be given as to the success of the Company in executing and implementing acquisitions in the future. See Exhibit 99, "Risk Factors."

  The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

Quantitative and Qualitative Disclosures About Market Risk

  The Company's cash equivalents and short-term investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. The fair value of the Company's portfolio of marketable securities would not be significantly impacted by either a 10 percent (65 basis point) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. The Company does not hold or issue derivative financial instruments.

  The Company's consolidated financial statements are prepared in U.S. dollars, while the operations of its foreign subsidiaries are conducted in their respective local currencies. Consequently, changes in exchange rates can result in exchange losses. The Company does not hedge against the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. The Company may use hedging techniques in the future. However, there can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99, "Risk Factors."

Outlook For Fiscal 2001

  Backlog. At September 30, 2000, the Company had a backlog of orders for instructor-led courses of $38.9 million, which represented a 29% increase compared to the backlog of $30.2 million at September 30, 1999. There can be no assurance that the rate of growth in enrollments will continue. Only a portion of the Company's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

  Fiscal 2001 Outlook. Throughout this document, there have been various forward-looking statements. However, all of the statements in this section are forward-looking and are subject to various risks and uncertainties, including those detailed from time to time in the Company's filings with the Securities and Exchange Commission, and in "Risk Factors," filed as Exhibit 99 which is incorporated by reference. As conditions change at any time during fiscal 2001, the Company's future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

  Approximately 40% of the Company's business is conducted in European currencies. Accordingly, fluctuations in European currency exchange rates will impact its future revenues and expenses. European currency exchange rates have recently weakened significantly compared to the exchange rates that prevailed during fiscal 2000. If current exchange rates continue for the remainder of fiscal 2001, the Company believes that its revenue growth rate in fiscal 2001 would be approximately 4% to 5% less than it would otherwise achieve based on fiscal 2000 exchange rates.

  Changes in exchange rates which have an adverse effect on the Company's foreign revenues have a favorable effect on the Company's foreign expenses. If the current exchange rates continue through the remainder of fiscal 2001, the Company estimates that net income for the year would be approximately $1.0 to $1.5 million lower than the Company would otherwise achieve based on fiscal 2000 exchange rates.

  The Company's historical long-term revenue growth rate has been approximately 22%. In the absence of the exchange rate risks discussed above, the Company believes that it would achieve a similar growth rate in fiscal 2001. In addition to the impact of European currency exchange rates, some of the other key factors and assumptions that could affect the Company's revenues in fiscal 2001 include the following:

  . During periods of strong economic and technology growth, the Company has been able to grow its instructor-led training business faster than its long-term growth rate. If the current strong market conditions for IT training continue throughout fiscal 2001, the Company may grow its instructor-led training business faster than its average long term growth rate,

  . The Company expects to realize little or no revenues from selling its CBT courses in fiscal 2001, as it largely discontinued this product line at the end of September 2000, and

  . During the second through fourth quarters of fiscal 2001, the Company will be comparing its revenues to stronger prior year periods than in the first quarter, because the Company believes that the first quarter of fiscal 2000 (the December quarter) was adversely affected by the effect of Y2K on the Company's market.

  In the first quarter of fiscal 2001, even after factoring in the recent adverse changes in European exchange rates and the discontinuation of the Company's CBT sales, the Company believes that its overall revenue growth will meet its historical growth rate of approximately 22%. Among the factors considered are:

  . At September 30, 2000, Learning Tree's backlog was 29% higher than at September 30, 1999. However, the Company believes that last year the Company's backlog was adversely affected by the effect of Y2K on its market, and

  . Because of the timing of holidays, Learning Tree will be able to run courses approximately one additional week during the first quarter of fiscal 2001 compared with the same quarter of fiscal 2000.

  The Company believes that the following factors will impact revenues in the later quarters of fiscal 2001:

  . During the third quarter of fiscal 2001, the Company will effectively have approximately one-half week less of course delivery than in the comparable quarter of fiscal 2000, primarily because of the timing of European holidays.

  . Since the fourth quarter of fiscal 2000 already reflected a significant portion of the recent changes in European exchange rates the adverse effect of exchange rates would be reduced by as much as $2.0 million on a comparative basis during the fourth quarter of fiscal 2001.

  Based on current trends, the Company estimates that its fiscal 2001 cost of revenues for instructor-led training as a percentage of revenues will approximate those in comparable periods in fiscal 2000. However, it is estimated that the elimination of CBT sales in fiscal 2001 will increase the overall cost of revenues as a percentage of sales by approximately one percentage point over fiscal 2000. In addition, during the second quarter of fiscal 2001, the Company plans to spend an amount that is in excess of historical averages for instructor training. These increased expenditures are a result of above average instructor recruitment activities in the first quarter of fiscal 2001.

  In recent quarters, course development expenses have been approximately $2.7 million per quarter, and the Company estimates that they will remain at approximately that level during fiscal 2001.

  For fiscal 2001 as a whole, the Company is targeting sales and marketing expenses to be approximately 26% of revenues as reflected in its long term operating model. However, the Company must incur these costs before knowing to what extent the related revenue will be realized. Thus, sales and marketing expenses as a percentage of revenues could vary materially from the Company's expectations. In the first quarter of fiscal 2001, the Company plans to maintain sales and marketing expenditures at an amount that approximates its expenditure of $15.4 million on these items in the fourth quarter of fiscal 2000.

  If Learning Tree's revenues increase, it may achieve leverage on its general and administrative expenses which, as a percentage of revenues for fiscal 2001, could improve by as much as one percentage point from the 11.6% of revenues in fiscal 2000. Typically, general and administrative expenditures for the quarters are relatively level, with slight increases during each succeeding quarter.

  Interest income is expected to continue to rise if Learning Tree's cash balances continue to increase. Interest income could also vary depending on any changes in interest rates. During fiscal 2000, Learning Tree's cash and cash equivalents combined with short-term interest-bearing investments increased by $62.7 million to $154.1 million, primarily generated by cash from operations as well as the exercise of stock options.

  The Company estimates that its tax rate in fiscal 2001 will increase slightly to approximately 35.5%.

Item 8. Financial Statements and Supplementary Data

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  32

Consolidated Balance Sheets at September 30, 1999 and 2000...............  33

Consolidated Statements of Operations for the fiscal years ended
 September 30, 1998, 1999 and 2000.......................................  34

Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1998, 1999 and 2000.................................  35

Consolidated Statements of Cash Flows for the fiscal years ended
 September 30, 1998, 1999 and 2000.......................................  36

Notes to Consolidated Financial Statements...............................  37

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Learning Tree International, Inc.:

  We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries as of September 30, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
November 3, 2000

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         September 30,
                                                   --------------------------
                                                       1999          2000
                                                   ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents....................... $ 33,059,000  $116,231,000
  Short-term interest-bearing investments.........   58,357,000    37,882,000
  Trade accounts receivable, less allowances of
   $743,000 and $499,000, respectively............   17,227,000    25,565,000
  Prepaid marketing expenses......................    1,620,000     1,723,000
  Prepaid expenses and other......................    4,075,000     5,251,000
                                                   ------------  ------------
    Total current assets..........................  114,338,000   186,652,000
                                                   ------------  ------------
Equipment, property and leasehold improvements:
  Education and office equipment..................   38,050,000    37,561,000
  Transportation equipment........................      204,000       184,000
  Property and leasehold improvements.............   14,810,000    15,035,000
                                                   ------------  ------------
                                                     53,064,000    52,780,000
  Less: accumulated depreciation and
   amortization...................................  (27,829,000)  (30,028,000)
                                                   ------------  ------------
                                                     25,235,000    22,752,000
Long-term interest-bearing investments............    9,959,000     8,824,000
Other assets......................................    1,249,000     2,125,000
                                                   ------------  ------------
    Total assets.................................. $150,781,000  $220,353,000
                                                   ============  ============
                   LIABILITIES
Current liabilities:
  Trade accounts payable.......................... $ 13,383,000  $ 15,283,000
  Deferred revenue................................   37,618,000    53,327,000
  Accrued payroll, benefits and related taxes.....    4,096,000     6,168,000
  Other accrued liabilities.......................    3,223,000     5,652,000
  Income taxes payable............................    3,927,000     4,729,000
                                                   ------------  ------------
    Total current liabilities.....................   62,247,000    85,159,000
                                                   ------------  ------------
Deferred income taxes.............................      154,000        82,000
Deferred facilities rent..........................    2,740,000     2,317,000
                                                   ------------  ------------
    Total liabilities.............................   65,141,000    87,558,000
                                                   ------------  ------------
Commitments and Contingencies

               STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value, 75,000,000 shares
 authorized, 21,636,000 and 22,119,000 shares
 issued and outstanding, respectively.............        2,000         2,000
Preferred Stock, $.0001 par value, 10,000,000
 shares authorized, 0 shares issued and
 outstanding......................................          --            --
Additional paid-in capital........................   39,888,000    52,649,000
Notes receivable from stockholders................       (6,000)          --
Cumulative foreign currency translation...........   (1,300,000)   (4,007,000)
Retained earnings.................................   47,056,000    84,151,000
                                                   ------------  ------------
    Total stockholders' equity....................   85,640,000   132,795,000
                                                   ------------  ------------
    Total liabilities and stockholders' equity.... $150,781,000  $220,353,000
                                                   ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Fiscal Year Ended September 30,
                                     ----------------------------------------
                                         1998          1999          2000
                                     ------------  ------------  ------------
Revenues............................ $187,174,000  $189,321,000  $224,008,000
Cost of revenues....................   80,016,000    76,598,000    80,839,000
                                     ------------  ------------  ------------
Gross profit........................  107,158,000   112,723,000   143,169,000
                                     ------------  ------------  ------------
Operating expenses:
  Course development................   11,942,000    19,267,000    10,294,000
  Sales and marketing...............   59,422,000    54,996,000    56,603,000
  General and administrative........   22,509,000    23,720,000    25,913,000
                                     ------------  ------------  ------------
                                       93,873,000    97,983,000    92,810,000
                                     ------------  ------------  ------------
Income from operations..............   13,285,000    14,740,000    50,359,000
                                     ------------  ------------  ------------
Other income (expense):
  Interest expense..................      (18,000)       (9,000)      (13,000)
  Interest income...................    3,528,000     4,180,000     7,391,000
  Foreign exchange..................     (288,000)      285,000      (462,000)
  Other.............................     (546,000)     (171,000)     (207,000)
                                     ------------  ------------  ------------
                                        2,676,000     4,285,000     6,709,000
                                     ------------  ------------  ------------
Income before provision for income
 taxes..............................   15,961,000    19,025,000    57,068,000
Provision for income taxes..........    5,427,000     6,611,000    19,973,000
                                     ------------  ------------  ------------
Net income.......................... $ 10,534,000  $ 12,414,000  $ 37,095,000
                                     ============  ============  ============
Earnings per common share........... $       0.48  $       0.57  $       1.70
                                     ============  ============  ============
Earnings per common share assuming
 dilution........................... $       0.48  $       0.57  $       1.65
                                     ============  ============  ============
Weighted average number of shares
 outstanding........................   21,995,000    21,833,000    21,771,000
                                     ============  ============  ============
Diluted shares outstanding..........   22,015,000    21,898,000    22,504,000
                                     ============  ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Notes                    Foreign
                                 Additional    Receivable                 Currency                    Total
                          Common   Paid-in        From       Deferred   Translation    Retained   Stockholders'
                          Stock    Capital    Stockholders Compensation  Adjustment    Earnings      Equity
                          ------ -----------  ------------ ------------ ------------  ----------- -------------
Balance, September 30,
 1997...................  $2,000 $42,992,000    $(14,000)   $(127,000)  $ (1,066,000) $24,108,000 $ 65,895,000
Comprehensive income:
Net income..............     --          --          --           --             --    10,534,000   10,534,000
Foreign currency
 translation............     --          --          --           --         314,000          --       314,000
                                                                                                  ------------
Comprehensive income....                                                                            10,848,000
Amortization of deferred
 compensation...........     --          --          --        80,000            --           --        80,000
Collections on notes
 receivable from
 stockholders...........     --          --        5,000          --             --           --         5,000
                          ------ -----------    --------    ---------   ------------  ----------- ------------
Balance, September 30,
 1998...................   2,000  42,992,000      (9,000)     (47,000)      (752,000)  34,642,000   76,828,000
Comprehensive income:
Net income..............     --          --          --           --             --    12,414,000   12,414,000
Foreign currency
 translation............     --          --          --           --        (548,000)         --      (548,000)
                                                                                                  ------------
Comprehensive income....                                                                            11,866,000
Amortization of deferred
 compensation...........     --          --          --        47,000            --           --        47,000
Stock repurchases.......     --   (3,106,000)        --           --             --           --    (3,106,000)
Stock option exercises..     --        2,000         --           --             --           --         2,000
Collections on notes
 receivable from
 stockholders...........     --          --        3,000          --             --           --         3,000
                          ------ -----------    --------    ---------   ------------  ----------- ------------
Balance, September 30,
 1999...................   2,000  39,888,000      (6,000)         --      (1,300,000)  47,056,000   85,640,000
Comprehensive income:
Net income..............     --          --          --           --             --    37,095,000   37,095,000
Foreign currency
 translation............     --          --          --           --      (2,707,000)         --    (2,707,000)
                                                                                                  ------------
Comprehensive income....                                                                            34,388,000
Stock option exercises..     --    9,647,000         --           --             --           --     9,647,000
Tax benefit related to
 stock option
 exercises..............     --    3,114,000         --           --             --           --     3,114,000
Collections on notes
 receivable from
 stockholders...........     --          --        6,000          --             --           --         6,000
                          ------ -----------    --------    ---------   ------------  ----------- ------------
Balance, September 30,
 2000...................  $2,000 $52,649,000    $    --     $     --    $(4,007,000 ) $84,151,000 $132,795,000
                          ====== ===========    ========    =========   ============  =========== ============


  The accompanying notes are an integral part of these consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Fiscal Year Ended September 30,
                                       ----------------------------------------
                                           1998          1999          2000
                                       ------------  ------------  ------------
Cash flows--operating activities:
 Net income..........................  $ 10,534,000  $ 12,414,000  $ 37,095,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization......    13,019,000    12,841,000     8,402,000
  Write-off of deferred CBT
   development costs.................        92,000     7,104,000           --
  Unrealized foreign exchange losses
   (gains) ..........................        88,000      (418,000)      819,000
  Losses on disposals of equipment
   and leasehold improvements........       601,000       307,000       174,000
  Deferred facilities rent charges...      (159,000)    1,469,000      (307,000)
  Amortization of deferred
   compensation......................        80,000        47,000           --
  Change in net assets and
   liabilities:
   Trade accounts receivable.........     5,126,000       696,000    (9,510,000)
   Prepaid marketing expenses........       208,000      (477,000)     (138,000)
   Prepaid expenses and other........     1,181,000      (463,000)   (1,531,000)
   Income taxes......................       886,000       210,000     4,352,000
   Trade accounts payable............    (3,548,000)   (1,032,000)    2,773,000
   Deferred revenue..................     5,718,000     4,606,000    18,093,000
   Accrued payroll, benefits and
    related taxes....................      (347,000)      975,000     2,691,000
   Other accrued liabilities.........     1,762,000      (767,000)    2,441,000
                                       ------------  ------------  ------------
Net cash provided by operating
 activities..........................    35,241,000    37,512,000    65,354,000
                                       ------------  ------------  ------------
Cash flows--investing activities:
 Purchases of equipment, property and
  leasehold improvements.............   (10,358,000)   (8,154,000)   (7,934,000)
 Retirements of equipment and
  leasehold improvements.............       630,000        75,000       845,000
 Proceeds from short-term interest-
  bearing investments:
  Investments held to maturity.......    27,889,000    48,319,000    94,106,000
  Investments held for sale..........     5,100,000     4,500,000    81,850,000
 Purchases of short-term interest-
  bearing investments:
  Investments held to maturity.......   (30,195,000)  (74,390,000)  (94,781,000)
  Investments held for sale..........    (9,600,000)   (5,650,000)  (60,700,000)
 Purchases of long-term interest-
  bearing investments held to
  maturity...........................    (9,934,000)     (122,000)          --
 Other, net..........................    (5,289,000)   (1,839,000)     (806,000)
                                       ------------  ------------  ------------
 Net cash provided (used) in
  investing activities...............   (31,757,000)  (37,261,000)   12,580,000
                                       ------------  ------------  ------------
Cash flows--financing activities:
 Proceeds from exercise of stock
  options............................           --          2,000     9,647,000
 Repurchases of Common Stock.........           --     (3,106,000)          --
 Collections of stockholder notes
  receivable.........................         5,000         3,000         6,000
 Principal payments of debt and
  capital leases.....................       (19,000)          --            --
                                       ------------  ------------  ------------
Net cash provided (used) in financing
 activities..........................       (14,000)   (3,101,000)    9,653,000
                                       ------------  ------------  ------------
Effects of exchange rates on cash....       144,000      (146,000)   (4,415,000)
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................     3,614,000    (2,996,000)   83,172,000
Cash and cash equivalents at the
 beginning of the period.............    32,441,000    36,055,000    33,059,000
                                       ------------  ------------  ------------
Cash and cash equivalents at the end
 of the period.......................  $ 36,055,000  $ 33,059,000  $116,231,000
                                       ============  ============  ============
Supplemental disclosures:
 Income taxes paid...................  $  5,214,000  $  5,937,000  $ 14,218,000
                                       ============  ============  ============
 Interest paid.......................  $      2,000  $      2,000  $      7,000
                                       ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  a. Nature of the Business:

  Learning Tree International, Inc. and subsidiaries (the "Company") develop, market and deliver advanced technology training courses covering a broad range of topics which are designed to meet the training needs of information technology ("IT") professionals worldwide. These courses are delivered primarily at the Company's leased Education Centers located in the United States, United Kingdom, Canada, France and Sweden. Such course events are also conducted in hotel and conference facilities, and at customer sites throughout the world. The Company provides courses that are regularly presented worldwide and cover such IT topics as client/server systems, intranet/Internet technologies, computer networks, operating systems, programming languages, databases, object-oriented technology, IT management and related topics. In addition to its instructor-led courses, the Company has delivered certain of its courses by using a computer-based training method ("CBT") on CD-ROMs. In fiscal 1999 the Company announced that it intended to shift its focus in technology-based training from these CD-ROM based courses to other distance learning methodologies using the Internet (See Note 10.)

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

  d. Capital Stock:

  The Company has 75,000,000 authorized shares of $.0001 par value Common Stock ("Common Stock"). In addition, the Company's authorized capital stock includes 10,000,000 shares of $.0001 par value preferred stock ("Preferred Stock"). No shares of Preferred Stock have been issued nor have the terms, conditions or preferences for such Preferred Stock been established.

  e. Revenue Recognition--Instructor-Led Courses:

  The Company's revenues are received from corporate and governmental agencies for the training of their employees. Course events range from two to five days with an average of approximately four days. For individual course enrollments, the Company recognizes revenues and the related direct costs of course events upon

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES commencement of each course event which, for each period presented, approximates the amount recognized on a straight-line basis over the duration of the course.

  The Company offers a sales discount program referred to as the Training Passport program. The Training Passport program allows an individual passport holder to attend up to a specified number of courses held by the Company over a one year period for a fixed price. Under the Training Passport program, the amount of revenue recognized for each attendance in one of the Company's courses is based upon the selling price of the Training Passport and the estimated average number of courses passport holders will actually attend. Upon expiration of a Training Passport, the Company records the difference, if any, between the revenues previously recognized and the Training Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events Training Passport holders have been attending. The average of the actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by the Company. If the Training Passport attendance rate changes, based upon this historical data, the Company adjusts the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter. Although the Company has seen no material changes in the historical rates as its number of course titles has increased, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

  The Company also offers a sales discount program referred to as the Voucher program. Under this program, the Company's customer buys the right to send a specified number of attendees to a Learning Tree course or courses over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. If a Voucher expires, unused, the Company records the selling price of the expired voucher as revenue.

  f. Revenue Recognition--CBT Courses:

  The Company generally recognizes revenue from CBT courses upon shipment if there are no significant vendor obligations. If significant vendor obligations exist at the time of shipment, revenue is deferred and recognized ratably over the term of the license agreement. Unearned license revenues are recorded as deferred revenues in the accompanying consolidated balance sheets.

  g. Deferred Revenues:

  Deferred revenues primarily relate to unearned revenues associated with the Training Passport and Voucher programs and refundable advance payments received from customers for course events to be held in the future.

  h. Prepaid Marketing Expenses:

  Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are expensed in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable. Marketing expenses for the fiscal years ended September 30, 1998, 1999 and 2000 were $38,812,000, $35,849,000 and $34,544,000, respectively.

  i. Course Development Costs:

  Instructor-led IT training course development costs are charged to operations in the period incurred. CBT development costs were historically capitalized upon the establishment of technological feasibility, and amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the estimated

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES economic life of the product which was 24 months. All capitalized CBT development costs were written off during fiscal 1999 (see Note 10.)

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

  l. Intangible and Long-Lived Assets:

  The Company periodically reviews the carrying value of its intangible and long-lived assets to identify and assess any impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets.

  m. Facilities Leases:

  The Company leases its facilities under various operating lease agreements. Certain provisions of these leases provide for cash incentives, graduated rent payments and other inducements. The Company recognizes rent expense on a straight-line basis, which more closely reflects the benefits received. The value of any lease incentives or inducements, along with the excess of rent expense recognized over rentals paid is recorded as deferred facilities rent charges in the accompanying consolidated financial statements.

  n. Computation of Earnings per Common Share and Assuming Dilution:

  Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding,

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

20,000 shares, 65,000 shares and 733,000 shares were added to the weighted average number of shares outstanding for the fiscal years ended September 30, 1998, 1999 and 2000, respectively. Approximately 1,067,000 stock options and 930,000 stock options were excluded from the calculation of earning per common share assuming dilution for the fiscal years ended September 30, 1998 and 1999, respectively, because they were antidilutive.

  o. Comprehensive Income:

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of October 1, 1998. SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. For each of the fiscal years ended September 30, 1998, 1999 and 2000, the only non-stockholder changes in equity were related to the translation of balance sheets which were denominated in foreign currencies. The Company has restated the information for the fiscal year ended September 30, 1998 in the accompanying Statements of Stockholders' Equity to reflect the retroactive adoption of SFAS No. 130.

  p. Use of Estimates:

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

  Income before provision for income taxes consists of the following:

                                                        September 30,
                                             -----------------------------------
                                                1998        1999        2000
                                             ----------- ----------- -----------
     Domestic............................... $ 1,757,000 $ 4,524,000 $34,185,000
     Foreign................................  14,204,000  14,501,000  22,883,000
                                             ----------- ----------- -----------
       Total................................ $15,961,000 $19,025,000 $57,068,000
                                             =========== =========== ===========

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  The provision for income taxes is comprised of the following:

                                                        September 30,
                                              ---------------------------------
                                                 1998       1999       2000
                                              ---------- ---------- -----------
     Current tax provision:
       U.S. Federal.......................... $  120,000 $1,175,000 $11,451,000
       State.................................    190,000    383,000   1,020,000
       Foreign...............................  4,389,000  4,917,000   7,320,000
                                              ---------- ---------- -----------
                                               4,699,000  6,475,000  19,791,000
                                              ---------- ---------- -----------
     Deferred tax provision:
       U.S. Federal..........................    374,000     14,000      62,000
       State.................................     40,000      1,000       5,000
       Foreign...............................    314,000    121,000     115,000
                                              ---------- ---------- -----------
                                                 728,000    136,000     182,000
                                              ---------- ---------- -----------
     Total provision for income taxes........ $5,427,000 $6,611,000 $19,973,000
                                              ========== ========== ===========

  The following is a reconciliation of the provision for income taxes computed by applying the U.S. Federal statutory rate to the income before taxes, to the reported provision for income taxes:

                                                     September 30,
                                           -----------------------------------
                                              1998        1999        2000
                                           ----------  ----------  -----------
     Income taxes at the statutory rate..  $5,587,000  $6,468,000  $19,973,000
     Permanent differences...............    (214,000)     39,000       40,000
     Effect of foreign taxes and tax
      credits............................     (71,000)   (149,000)    (710,000)
     State income taxes..................     125,000     253,000      670,000
                                           ----------  ----------  -----------
     Total provision for income taxes....  $5,427,000  $6,611,000  $19,973,000
                                           ==========  ==========  ===========

  Under SFAS No. 109 "Accounting for Income Taxes," deferred income tax assets and liabilities arise from carryforwards and from temporary differences between the tax basis of assets and liabilities and the book basis of such assets and liabilities as reported in the financial statements. Deferred income tax assets arise from expected reductions in taxes payable in future periods. Deferred tax assets reflect management's estimate of the amounts that will be realized from future profitability and can be predicted with reasonable certainty. Deferred income tax liabilities represent taxes the Company expects to pay in future periods.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  Deferred income tax liabilities and assets consist of the following:

                                                             September 30,
                                                          --------------------
                                                            1999       2000
                                                          ---------  ---------
     Domestic operations:
       Deferred tax assets:
         Deferred facilities rent charges................ $ 497,000  $ 432,000
         Other...........................................   324,000    308,000
       Deferred tax liabilities:
         Depreciation and amortization...................  (563,000)  (548,000)
         Other...........................................   (17,000)   (18,000)
                                                          ---------  ---------
         Net domestic deferred tax assets................   241,000    174,000
                                                          ---------  ---------
     Foreign operations:
       Deferred tax assets:
         Depreciation and other..........................  (395,000)  (256,000)
                                                          ---------  ---------
         Net foreign deferred tax liabilities............  (395,000)  (256,000)
                                                          ---------  ---------
     Net deferred tax liabilities........................ $(154,000) $ (82,000)
                                                          =========  =========

3. COMMITMENTS:

  The Company leases its facilities and certain equipment under various operating lease agreements which expire at various dates through 2019. The minimum future rental payments for all operating leases are as follows:

     2001.......................................................... $ 11,078,000
     2002..........................................................   12,335,000
     2003..........................................................   12,695,000
     2004..........................................................   12,968,000
     2005..........................................................   12,862,000
     Thereafter....................................................   82,157,000
                                                                    ------------
                                                                    $144,095,000
                                                                    ============

  The minimum future rental payments have not been reduced by future minimum sublease rentals of $3,666,000 due in the future under noncancelable subleases. For the years ended September 30, 1998, 1999 and 2000, rent expense was $5,296,000, $9,680,000 and $10,238,000, respectively. The agreements generally require the payment of property taxes, insurance and maintenance in addition to the minimum base rent.

4. STOCKHOLDERS' EQUITY:

 Common Stock Sold to Employees--

  During fiscal 1995, the Company recorded deferred compensation of $321,000, which represented the excess of the appraised value (as determined by an independent appraisal) over the initial issue price of common stock sold to certain employees during fiscal 1995. The deferred compensation was reflected as a reduction of stockholders' equity in the accompanying financial statements and was amortized as additional compensation expense over the related service period that ended during fiscal 1999. During the fiscal years ended September 30, 1998 and 1999, the Company recorded $80,000 and $47,000 of additional compensation expense relating to the amortization of the deferred compensation, respectively.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 Repurchase of Company Stock--

  On March 8, 1999, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Common Stock of the Company. During fiscal 1999, the Company repurchased approximately 358,800 shares of its Common Stock on the open market at a total cost of approximately $3,106,000.

5. EMPLOYEE STOCK OPTION PLAN:

  In March 1999, the Company and its shareholders adopted the Learning Tree International, Inc. 1999 Stock Option Plan (the "1999 Plan") and in October 1995, the 1995 Stock Option Plan (the "1995 Plan") was adopted. The 1999 Plan and the 1995 Plan provide for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to purchase an aggregate of up to 1,500,000 shares and 2,250,000 shares of Common Stock, respectively. Both plans permit the grant of options to officers, employees and directors of the Company.

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

  During the year ended September 30, 1998, non-qualified options were granted under the 1995 Option Plan to certain employees. In 1999, options were granted to certain employees under both of the plans. In fiscal 2000, options were granted to certain employees under the 1999 Option Plan. The exercise price of all options granted was equal to their fair market value at the dates of the grants and the terms of the options are generally five years. The options are generally subject to a four-year vesting schedule at 25% per year on each anniversary date. Following is a summary of the options granted under the plans:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
     Outstanding at September 30, 1997..............   836,000       $25.60
     Options Granted................................   412,000        23.50
     Exercised during the year......................       --           --
     Forfeited during the year......................  (181,000)       25.20
                                                     ---------       ------
       Outstanding at September 30, 1998............ 1,067,000        24.86
     Options Granted................................ 1,411,000         9.82
     Exercised during the year......................       --           --
     Forfeited during the year......................  (334,000)       15.82
                                                     ---------       ------
       Outstanding at September 30, 1999............ 2,144,000        16.37
     Options Granted................................   448,000        29.19
     Exercised during the year......................  (483,000)       19.97
     Forfeited during the year......................  (145,000)       18.01
                                                     ---------       ------
       Outstanding at September 30, 2000............ 1,964,000       $18.28
                                                     =========       ======

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  The following table summarizes stock options outstanding and exercisable at September 30, 2000:

                             Options Outstanding           Options Exercisable
                    ------------------------------------- ----------------------
                                 Weighted                            Weighted
       Exercise                  Average      Remaining              Average
     Price Ranges    Shares   Exercise Price Life (Years) Shares  Exercise Price
     -------------  --------- -------------- ------------ ------- --------------
     $ 6.63--16.56  1,160,000     $10.74         2.8      209,000     $ 8.46
      23.50--29.50    610,000      24.97         1.6      289,000      24.94
      35.50--48.50    194,000      42.31         4.6          --         --
     -------------  ---------     ------         ---      -------     ------
     $ 6.63--48.50  1,964,000     $18.28         2.6      498,000     $18.00
     =============  =========     ======         ===      =======     ======

  The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for the stock option plans. Accordingly, no compensation cost has been recognized for options granted during fiscal 1998, 1999 and 2000. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per common share would have been reduced to the pro forma amounts below:

                                                      September 30,
                                          -------------------------------------
                                             1998         1999         2000
                                          ----------- ------------ ------------
     Pro forma Net Income...............  $ 9,762,000 $ 11,400,000 $ 35,741,000
     Pro forma earnings per common
      share.............................        $0.44        $0.52        $1.64
     Pro forma earnings per common share
      assuming dilution.................        $0.44        $0.52        $1.59

  The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the years ended September 30, 1998, 1999 and 2000 with the following assumptions: risk-free interest rates of 5.8%, 4.7% and 6.0%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 41%, 58% and 63%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during fiscal 1998 was $7.27, during fiscal 1999 was $3.27 and during fiscal 2000 was $12.51.

6. EMPLOYEE BENEFIT PLANS:

  The Company has adopted a defined contribution plan for the benefit of its domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (the "Plan") is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

  Qualified employees may elect to contribute up to 15% of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. The Company makes contributions at a rate of 75% of elective contributions up to 4.5% of the compensation of such contributors. The Company contributed $697,000, $738,000 and $687,000 to the Plan for the fiscal years ended September 30, 1998, 1999 and 2000, respectively.

  The Company has adopted similar plans for the benefit of its employees in certain of its foreign subsidiaries. Contributions to these plans are subject to various age, length of service and compensation level criteria, as well as certain limitations. For the fiscal years ended September 30, 1998, 1999 and 2000, the cost to the Company of these plans was approximately $194,000, $264,000 and $303,000, respectively.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

7. OPERATING SEGMENT INFORMATION:

  In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Previously reported geographic information has been restated to conform with SFAS No. 131 requirements.

  The Company has only one material operating segment, the design and delivery of advanced technology training courses and related services, which is managed on a geographic basis. There were no sales to any individual customers that accounted for 10% or more of revenue in fiscal 1998, 1999 or 2000.

  The table below presents information by geographic location:

                                                    September 30,
                                        --------------------------------------
                                            1998         1999         2000
                                        ------------ ------------ ------------
     Revenues:
       United States................... $ 98,776,000 $ 95,685,000 $117,117,000
       Canada..........................   11,059,000   11,202,000   14,011,000
       Europe..........................   75,310,000   80,738,000   90,421,000
       Asia............................    2,029,000    1,696,000    2,459,000
                                        ------------ ------------ ------------
         Consolidated revenues......... $187,174,000 $189,321,000 $224,008,000
                                        ============ ============ ============
     Long-lived assets:
       United States...................              $ 17,538,000 $ 14,333,000
       Canada..........................                   767,000    2,058,000
       Europe..........................                 7,970,000    7,316,000
       Asia............................                   209,000      104,000
                                                     ------------ ------------
         Consolidated long-lived
          assets.......................              $ 26,484,000 $ 23,811,000
                                                     ============ ============

  Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.

8. VALUATION AND QUALIFYING ACCOUNTS:

  Activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                                        September 30,
                                                -------------------------------
                                                  1998       1999       2000
                                                ---------  ---------  ---------
     Beginning balance......................... $ 312,000  $ 408,000  $ 743,000
     Charged to expense........................   408,000    610,000    198,000
     Amounts written off.......................  (312,000)  (275,000)  (442,000)
                                                ---------  ---------  ---------
     Ending balance............................ $ 408,000  $ 743,000  $ 499,000
                                                =========  =========  =========

9. CASH, CASH EQUIVALENTS AND INTEREST-BEARING INVESTMENTS:

 Cash Equivalents--

  The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 Short-Term Interest-Bearing Investments--

  Investments held to maturity mature between one and twelve months. Cost approximates market value for all classifications of cash and short-term interest-bearing investments. There were no material realized or unrealized gains or losses on such investments.

  Following is a summary of the Company's short-term interest-bearing investments:

                                                            September 30,
                                                       ------------------------
                                                          1999         2000
                                                       ----------- ------------
     Investments held to maturity:
      Commercial paper...............................  $37,207,000 $103,103,000
      Less investments included in cash equivalents..          --    65,221,000
                                                       ----------- ------------
       Total held to maturity........................   37,207,000   37,882,000
     Investments held for sale:
      State and local government debt................   21,150,000          --
                                                       ----------- ------------
       Total short-term interest-bearing
        investments..................................  $58,357,000 $ 37,882,000
                                                       =========== ============

 Long-Term Interest-Bearing Investments--

  Included in the balance of long-term interest-bearing investments is $8,824,000 (6,000,000 British Pounds) which has been pledged to secure the Company's obligation under a lease for certain education center facilities in the United Kingdom. The terms of the lease require the Company to pledge a cash deposit or provide a letter of credit for the same amount as collateral for its obligations thereunder. The investment is carried at cost, which approximates market value. The Company receives interest earned by the cash deposit. The required level of the cash deposit or letter of credit will decline if certain financial ratios have been met.

10. WRITE-OFF OF DEFERRED CBT PRODUCT DEVELOPMENT COSTS:

  On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from CD-ROM based courses to other distance learning methodologies using the Internet. As a result, the Company discontinued further development of its CBT courses, and substantially reduced its CBT sales efforts during fiscal 2000. As of September 30, 2000, sales of CBT courses were largely discontinued.

  As a result of this decision, the Company wrote-off all capitalized CBT product development costs, approximating $5,893,000, on June 30, 1999. Earlier in fiscal 1999, the Company wrote-off CBT product development costs in the amount of $1,211,000 which were estimated to be non-realizable, as well as for costs for certain CBT courses which were terminated while still under development. In addition, in fiscal 1999, the Company recognized $2,337,000 of CBT product development costs. These costs are included in course development expense in the accompanying consolidated statements of operations.

  For the fiscal year ended September 30, 1998, $2,621,000 of CBT product development costs was charged to course development expense in the accompanying consolidated statements of operations.

11. RELATED PARTY TRANSACTIONS:

  In September 2000, Dr. David Collins, the Company's Chief Executive Officer, Eric Garen the Company's President, and certain of their related entities, sold an aggregate of 3,000,000 shares of Common Stock of the Company. In connection with the transaction, the Company made standard representations and warranties, and

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES agreed to certain covenants (including the filing of a registration statement on Form S-3) which are typical in transactions of this type. As part of the transaction, the selling shareholders have agreed to reimburse the Company for all costs incurred by it in connection with the transaction or registration statement and to indemnify the Company against any claims based on or related to the transaction or the registration statement.

  In October 1995, the Company entered into employment agreements with the Chief Executive Officer and President of the Company, each for a period of three years. These agreements were amended and extended for one year from September 30, 1998. In September 1999, the employment agreements with the Chief Executive Officer and the President of the Company were amended and extended for an additional three years and one year, respectively. In September 2000, the employment agreement with the President of the Company was amended and extended for one additional year.

  During fiscal 2000, the Company paid $182,000 for legal services performed by Guth|Chrisopher LLP, a law firm in which one of the Company's Directors is a partner. During fiscal 2000, the Company paid $161,000 for financial consulting services to M. Kane & Company, Inc. The president of M. Kane & Company, Inc. is a Director of the Company.

12. LITIGATION:

  On April 16, 1998, a class action lawsuit was filed against certain officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case
No. BC189499), purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BC193465), also purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et al., Case No. 98-6384ABC), purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and May 13, 1998. On February 2, 2000, plaintiffs and defendants stipulated to the filing of an amended complaint in the Schlagal action which asserts the same state law claims that are contained in the Sarah and Guthrie actions. On February 7, 2000, the state court granted the parties' joint request to dismiss Sarah and Guthrie. Thus, only the amended Schlagal class action remained pending against Learning Tree, its officers and directors.

  The complaints in Sarah, Guthrie and Schlagal made similar allegations of misrepresentations in certain public disclosures made by Learning Tree at various times during the class period. Each complaint alleged that Learning Tree and the defendant officers and directors concealed an alleged deterioration of business early in 1997 and that several of the officers and directors realized profits by trading their shares of Learning Tree Stock while in possession of the allegedly concealed material adverse information. Each complaint sought an unspecified amount of compensatory damages and, additionally, sought attorneys' fees and other costs, interest, and other relief.

  In May 2000, plaintiffs and defendants executed a Stipulation of Settlement ("Settlement Stipulation") in the Schlagal Action, which was filed with the Court. The Settlement Stipulation provides, among other things, for dismissal of the Schlagal Action against all defendants. Counsel for plaintiffs provided written notice of the Settlement Stipulation to class members, giving them the opportunity to object to the Settlement Stipulation or to opt out of participation in the settlement. Only four class members opted out.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

  On August 7, 2000, the Court gave its final approval to the Settlement Stipulation and signed and filed a Judgment which, among other things, dismissed the Schlagal action against all defendants. If the Judgment becomes final, the Settlement will have no financial impact upon the Company, its officers or its directors.

  If the Judgment approving the Settlement Stipulation does not become final, Learning Tree cannot estimate the outcome of further proceedings or any potential liabilities it may incur. In such circumstances, Learning Tree may incur legal and other defense costs in an amount that it cannot currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have an adverse impact on Learning Tree's business, financial condition, results of operations and cash flows. Learning Tree has agreements with its officers and directors under which it is indemnifying them in these proceedings.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

  None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table provides biographical information regarding the directors and executive officers of the Company as of September 30, 2000. All other information regarding directors and executive officers of the Company required by this item is incorporated by reference to the section entitled "Executive Officers of the Registrant" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders.

             Name           Age                       Title
             ----           ---                       -----
   David C. Collins(1).....  59 Chairman of the Board of Directors and Chief
                                 Executive Officer
   Eric R. Garen...........  53 President and Director
   James E. Furlan.........  49 Chief Operating Officer and Director
   Gary R. Wright..........  43 Chief Financial Officer and Secretary and Director
   Mary C. Adams...........  44 Vice President, Administration, Investor Relations
                                 and Assistant Secretary and Director
   W. Mathew Juechter(2)...  67 Director
   Michael W. Kane(2)......  49 Director
   Alan B. Salisbury.......  63 Director
   Theodore E. Guth........  46 Director

--------
(1) Member of the Compensation Committee.
(2)Member of the Audit Committee and the Compensation Committee.

  Dr. Collins, a co-founder of the Company, has been Chairman of the Board and Chief Executive Officer since the Company's business began in 1974. Dr. Collins has a Bachelor of Science degree (with distinction) in Electrical Engineering from Stanford University, and Masters and Ph.D. degrees in Electrical Engineering from the University of Southern California.

  Mr. Garen, a co-founder of the Company, has served as Executive Vice President and as President of the Company since the Company's business began in 1974. Mr. Garen holds a Bachelor of Science degree in Electrical Engineering from the California Institute of Technology and a Masters degree in Computer Science from the University of Southern California, earning both degrees with honors.

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

  Mr. Wright has been Vice President, Chief Financial Officer of the Company since January 1995, and from January 1990 to that time he was Corporate Controller of the Company. From April 1983 to January 1990, Mr. Wright was employed by The Flying Tiger Line Inc. and its parent company, Tiger International, Inc., a publicly-held transportation company, where he held a variety of financial executive positions, including Assistant Controller and Director of Financial Reporting. Prior to April 1983, Mr. Wright worked at the public accounting firm of Arthur Andersen LLP. Mr. Wright is a certified public accountant. Mr. Wright became a Director of the Company in December 1999.

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

  Dr. Kane has served as a director of the Company since February 1995. Since 1991, he has served as President and Chief Executive Officer of M. Kane & Company, Inc., an investment banking firm focusing primarily on technology companies. From 1987 to 1988, he was an investment banker with L.F. Rothschild & Co., Inc. and from 1988 to 1991 he was an investment banker with Oppenheimer & Co., Inc. From 1984 to 1987, Dr. Kane practiced primarily corporate and securities law with the law firm of Irell & Manella LLP and, prior to that, he was a Project Leader in the Systems Sciences Department of The Rand Corporation and an independent consultant to the satellite telecommunications industry. Dr. Kane earned a Bachelor of Arts degree in Political Science from the University of Wisconsin-Madison and a Master's degree in International Relations, a Ph.D. degree in Political Science and a J.D. degree from the University of California, Los Angeles.

  Dr. Salisbury is an independent management consultant in the information technology field. He retired from Learning Tree in 1999, where he had served as President and General Manager, and later Chairman, of Learning Tree International USA, Inc., the Company's operating subsidiary in the United States, since April 1993. From 1991 until he joined the Company, Dr. Salisbury was Chief Operating Officer of Microelectronics and Computer Technology Corporation (MCC), an organization involved in the research and development of IT products located in Austin, Texas. From 1987 to 1991, he was President of the Contel Technology Center, the research and development group of Contel Corp, an independent telephone company located in Chantilly, Virginia.
Dr. Salisbury is a director of Sybase, Inc., an enterprise software vendor, and chairman of Avilar Technologies, an eLearning infrastructure and services provider. The author of numerous books and articles related to information technology and education, Dr. Salisbury served in the United States Army from 1958 to 1987, when he retired as Commanding General of the U.S. Army Information Systems Engineering Command. He holds a Bachelor of Science degree, with distinction, from the U.S. Military Academy, and Masters and Ph.D. degrees in Electrical Engineering and Computer Science from Stanford University.

  Mr. Guth has served as a director of the Company since March 1999. He is a partner at Guth|Christopher LLP, a law firm he co-founded in 1997. Mr. Guth was previously a partner at the law firm of Irell & Manella LLP from 1985 to 1993 and from 1995 to 1997. From 1993 to 1995, he was the President of Dabney/Resnick, Inc., a 100-person investment banking and brokerage firm. Mr. Guth was a full-time professor at the UCLA School of Law from 1981 to 1983. He holds a JD from Yale Law School and a Bachelor of Science degree from the University of Notre Dame (summa cum laude, Phi Beta Kappa).

  David C. Collins and Mary C. Adams are married. There are no other family relationships among any of the directors or executive officers of the Company.

Item 11. Executive Compensation

  The information regarding compensation of executive officers of the Company required by this item is incorporated by reference to the section entitled "Executive Compensation" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information regarding the security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

  The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled "Certain Transactions" of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders.

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

  (b) Reports on Form 8-K

  There were no reports on Form 8-K during the three-month period ended September 30, 2000.

  (c) Exhibit index

   Exhibit
     No.   Description
   ------- -----------
     3.1   Amended and Restated Certificate of Incorporation of the Registrant*

     3.2   By-Laws of the Registrant*

     4.1   Specimen of Common Stock Certificate**

    10.1 Employment Agreement dated as of October 1, 1995 as amended, between Learning Tree International, Inc. and Dr. David C. Collins***

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

    10.4 Employment Agreement dated as of February 1978, as amended, between Learning Tree International, Inc. and Mary C. Adams**

    10.6 Employment Agreement dated as of January 8, 1990, as amended, between Learning Tree International, Inc. and Gary R. Wright**

    10.7   Form of Training Advantage Agreement*

    10.8   1995 Stock Option Plan dated as of September 29, 1995**

    10.9   Employment Agreement dated as of February 25, 1999, between Learning
           Tree International, Inc. and James E. Furlan****

    10.10  1999 Stock Option Plan dated as of January 29, 1999*****

    10.11  Reimbursement and Indemnification Agreement dated as of September
           15, 2000, between Learning Tree International, Inc. and David
           Collins, Eric Garen and related entities

    21.1   Subsidiaries of the Registrant

    23.1   Consent of Arthur Andersen LLP

    27.1   Financial Data Schedule

    99     Risk Factors

--------
    * Previously filed on October 6, 1995.
   ** Previously filed on November 13, 1995.
  *** Previously filed on December 23, 1999.
 **** Previously filed on May 13, 1999.
***** Previously filed on January 29, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this annual report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 15th day of December, 2000.

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

              Signature                            Title                   Date
              ---------                            -----                   ----

     /s/ David C. Collins, Ph.D.       Chairman of the Board and     December 15, 2000
______________________________________  Chief Executive Officer
       David C. Collins, Ph.D.          (principal executive
                                        officer)

          /s/ Eric R. Garen            President and Director        December 15, 2000
______________________________________
            Eric R. Garen

          /s/ Gary R. Wright           Chief Financial Officer and   December 15, 2000
______________________________________  Secretary (principal
            Gary R. Wright              financial officer and
                                        principal accounting
                                        officer) and Director

         /s/ James E. Furlan           Chief Operating Officer and   December 15, 2000
______________________________________  Director
           James E. Furlan

          /s/ Mary C. Adams            Vice President,               December 15, 2000
______________________________________  Administration, Investor
            Mary C. Adams               Relations and Assistant
                                        Secretary and Director

        /s/ W. Mathew Juechter         Director                      December 15, 2000
______________________________________
          W. Mathew Juechter

     /s/ Alan B. Salisbury, Ph.D.      Director                      December 15, 2000
______________________________________
       Alan B. Salisbury, Ph.D.

      /s/ Michael W. Kane, Ph.D.       Director                      December 15, 2000
______________________________________
        Michael W. Kane, Ph.D.

         /s/ Theodore E. Guth          Director                      December 15, 2000
______________________________________
           Theodore E. Guth