Form 10-Q
period 2000-12-31
LEARNING TREE INTERNATIONAL INC
filed 2001-02-14
CIK 1002037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended December 31, 2000
                                   -----------------

                                       or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the transition period from____________to____

Commission file number 0-27248
                       -------



                         Learning Tree International, Inc.
                      --------------------------------------
               (Exact name of registrant as specified in its charter)

          Delaware                                           95-3133814
      ---------------                                      --------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          identification No.)

               6053 West Century Boulevard, Los Angeles, CA 90045
             ------------------------------------------------------
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

                                                Yes  X       No_____
                                                   -----

The number of shares of common stock, $.0001 par value, outstanding as of February 2, 2001, is 21,739,500 shares.

                          Total number of pages   18.
                                                ----

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                               December 31, 2000

                               TABLE OF CONTENTS


Part I--Financial Statements                                                                     Page
                                                                                                 ----
 Item 1.    Financial Statements:
               Condensed Consolidated Balance Sheets............................................   3
               Condensed Consolidated Statements of Operations..................................   4
               Condensed Consolidated Statements of Stockholders' Equity........................   5
               Condensed Consolidated Statements of Cash Flows..................................   6
               Notes to Condensed Consolidated Financial Statements.............................   7

 Item 2.    Management's Discussion and Analysis of Financial Condition and Results
              of Operations.....................................................................   9

Part II--Other Information

 Item 1.    Legal Proceedings...................................................................  16
 Item 2.    Changes in Securities...............................................................  17
 Item 3.    Defaults Upon Senior Securities.....................................................  17
 Item 4.    Submission of Matters to a Vote of Security Holders.................................  17
 Item 5.    Other Information...................................................................  17
 Item 6.    Exhibits and Reports on Form 8-K....................................................  17

Signatures......................................................................................  18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,          September 30,
                                                                                      2000                   2000
                                                                                --------------         ---------------
ASSETS                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents .................................................   $   98,634,000          $ 116,231,000
  Short-term interest-bearing investments ...................................       45,424,000             37,882,000
  Trade accounts receivable, net ............................................       25,731,000             25,565,000
  Prepaid marketing expenses ................................................        1,282,000              1,723,000
  Prepaid expenses and other ................................................        5,480,000              5,251,000
                                                                                --------------          -------------
        Total current assets                                                       176,551,000            186,652,000

Equipment, property and leasehold improvements, net .........................       24,422,000             22,752,000
Long-term interest-bearing investments ......................................        8,955,000              8,824,000
Other assets ................................................................        2,157,000              2,125,000
                                                                                --------------          -------------
         Total assets .......................................................   $  212,085,000          $ 220,353,000
                                                                                ==============          =============
LIABILITIES
Current liabilities:
  Trade accounts payable ....................................................   $   12,153,000          $  15,283,000
  Deferred revenue ..........................................................       54,846,000             53,327,000
  Accrued liabilities .......................................................        9,793,000             11,820,000
  Income taxes payable ......................................................        3,274,000              4,729,000
                                                                                --------------          -------------
     Total current liabilities ..............................................       80,066,000             85,159,000

Deferred income taxes .......................................................           80,000                 82,000
Deferred facilities rent ....................................................        2,253,000              2,317,000
                                                                                --------------          -------------
         Total liabilities ..................................................       82,399,000             87,558,000
                                                                                --------------          -------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value, 75,000,000 shares authorized,
   21,739,000 and 22,119,000 shares issued and outstanding, respectively                 2,000                  2,000
  Additional paid-in capital ................................................       37,872,000             52,649,000
  Notes receivable from stockholders.........................................               --                     --
  Cumulative foreign currency translation ...................................       (3,201,000)            (4,007,000)
  Retained earnings .........................................................       95,013,000             84,151,000
                                                                                --------------          -------------
        Total stockholders' equity ..........................................      129,686,000            132,795,000
                                                                                --------------          -------------
        Total liabilities and stockholders' equity ..........................   $  212,085,000          $ 220,353,000
                                                                                --------------          -------------

    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           For the Three Months
                                                            Ended December 31,
                                                    ---------------------------------
                                                        2000                  1999
                                                    -----------          ------------
Revenues ......................................    $ 62,104,000          $ 49,399,000
Cost of revenues ..............................      23,613,000            18,207,000
                                                    -----------          ------------

  Gross profit ................................      38,491,000            31,192,000
                                                    -----------          ------------
Operating expenses:
  Course development ..........................       2,820,000             2,395,000
  Sales and marketing .........................      14,517,000            12,349,000
  General and administrative ..................       6,537,000             5,901,000
                                                    -----------          ------------
                                                     23,874,000            20,645,000
                                                    -----------          ------------

Income from operations ........................      14,617,000            10,547,000
                                                    -----------          ------------
Other income (expense):
  Interest expense ............................          (1,000)               (1,000)
  Interest income .............................       2,486,000             1,324,000
  Foreign exchange ............................        (175,000)              (67,000)
  Other .......................................         (86,000)               21,000
                                                    -----------          ------------
                                                      2,224,000             1,277,000
                                                    -----------          ------------

Income before provision for income taxes ......      16,841,000            11,824,000
Provision for income taxes ....................       5,979,000             4,138,000
                                                    -----------          ------------

Net income ....................................    $ 10,862,000          $  7,686,000
                                                    ===========          ============

Earnings per common share .....................    $       0.49          $       0.36
                                                    ===========          ============

Earnings per common share assuming dilution....    $       0.48          $       0.35
                                                    ===========          ============

Weighted average number shares outstanding.....      21,986,000            21,638,000
                                                    ===========          ============

Diluted shares outstanding ....................      22,806,000            22,091,000
                                                    ===========          ============

    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                             Notes        Foreign
                                                           Additional     Receivable      Currency                     Total
                                               Common       Paid-In          From        Translation     Retained    Stockholders'
                                               Stock        Capital      Stockholders    Adjustment      Earnings      Equity
                                            -----------  -------------  --------------  -------------  -----------  ---------------
Balance,
  September 30, 1999.....................   $     2,000  $  39,888,000  $       (6,000) $  (1,300,000) $47,056,000  $    85,640,000

 Comprehensive income:
    Net income...........................            --             --              --             --    7,686,000        7,686,000
    Foreign currency
      translation........................            --             --              --       (491,000)          --         (491,000)
                                                                                                                    ---------------
  Comprehensive income...................                                                                                 7,195,000

  Stock option exercises.................            --         60,000              --             --           --           60,000

  Collection of notes
    receivable...........................            --             --           6,000             --           --            6,000
                                            -----------  -------------  --------------  -------------  -----------  ---------------

Balance at
  December 31, 1999......................   $     2,000  $  39,948,000  $           --  $  (1,791,000) $54,742,000  $    92,901,000
                                            ===========  =============  ==============  =============  ===========  ===============


Balance,
  September 30, 2000.....................   $     2,000  $  52,649,000  $           --  $  (4,007,000) $84,151,000  $   132,795,000

  Comprehensive income:
    Net income...........................            --             --              --             --   10,862,000       10,862,000
    Foreign currency
      translation........................            --             --              --        806,000           --          806,000
                                                                                                                    ---------------
  Comprehensive income...................                                                                                11,668,000

  Stock option exercises.................            --        481,000              --             --           --          481,000

  Tax benefit related to
    stock option exercises...............            --        174,000              --             --           --          174,000

   Stock repurchases.....................            --    (15,432,000)             --             --           --      (15,432,000)
                                            -----------  -------------  --------------  -------------  -----------  ---------------

Balance at
  December 31, 2000......................   $     2,000  $  37,872,000  $           --  $  (3,201,000) $95,013,000  $   129,686,000
                                            ===========  =============  ==============  =============  ===========  ===============


    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              For the Three Months
                                                                               Ended December 31,
                                                                       --------------------------------
                                                                            2000               1999
                                                                       --------------------------------
Cash flows--operating activities:
    Net income ......................................................   $  10,862,000    $   7,686,000
    Adjustments to reconcile net income to net cash
        provided by operating activities:
             Depreciation and amortization ..........................       1,835,000        2,281,000
             Unrealized foreign exchange losses .....................         146,000           12,000
             Losses (gains) on retirements of equipment and leasehold
                  improvements ......................................          57,000           (7,000)
            Deferred facilities rent charges ........................         (75,000)         (25,000)
            Change in net assets and liabilities:
                  Trade accounts receivable .........................         215,000        1,135,000
                  Prepaid marketing expenses ........................         445,000          602,000
                  Prepaid expenses and other ........................        (171,000)        (259,000)
                  Income taxes ......................................      (1,383,000)       2,103,000
                  Trade accounts payable ............................      (3,236,000)      (2,896,000)
                  Deferred revenue ..................................       1,114,000        2,045,000
                  Accrued liabilities ...............................      (2,182,000)         725,000
                                                                        -------------    -------------
             Net cash provided by operating activities ..............       7,627,000       13,402,000
                                                                        -------------    -------------
Cash flows--investing activities:
    Purchases of equipment, property and leasehold improvements .....      (3,475,000)      (1,604,000)
    Retirements of equipment, property and leasehold improvements ...          89,000          837,000
    Sales of short-term interest-bearing investments:
        Investments held to maturity ................................      23,191,000        7,029,000
        Investments held for sale ...................................              --        7,700,000
    Purchases of short-term interest-bearing investments:
        Investments held to maturity ................................     (30,733,000)      (7,263,000)
        Investments held for sale ...................................              --       (7,741,000)
    Other, net ......................................................           9,000           81,000
                                                                        -------------    -------------
             Net cash used in investing activities ..................     (10,919,000)        (961,000)
                                                                        -------------    -------------
Cash flows--financing activities:
    Repurchases of Common Stock .....................................     (15,432,000)              --
    Proceeds from exercise of stock options .........................         481,000           60,000
    Collections of stockholder notes receivable .....................              --            6,000
                                                                        -------------    -------------
             Net cash provided by (used in) financing activities          (14,951,000)          66,000
                                                                        -------------    -------------
Effects of exchange rates on cash ...................................         646,000         (559,000)
                                                                        -------------    -------------
Net increase (decrease) in cash and cash equivalents ................     (17,597,000)      11,948,000
Cash and cash equivalents at the beginning of the period ............     116,231,000       33,059,000
                                                                        -------------    -------------
Cash and cash equivalents at the end of the period ..................   $  98,634,000    $  45,007,000
                                                                        =============    =============
Supplemental disclosures:
         Income taxes paid ..........................................   $   7,564,000    $   2,005,000
                                                                        =============    =============
         Interest paid ..............................................   $          --    $          --
                                                                        =============    =============

     See accompanying notes to condensed consolidated financial statements.

                       LEARNING TREE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1  Operations and Significant Accounting Policies:
        -----------------------------------------------

     The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Certain prior period balances have been reclassified to conform with the current period presentation. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2000 that are contained in the Company's 2000 Annual Report on Form 10-K.

Note 2  Computation of Earnings per Common Share and Earnings per Common Share
        ----------------------------------------------------------------------
        Assuming Dilution:
        -----------------

     Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 453,000 shares and 820,000 shares were added to the weighted average number of shares outstanding as of December 31, 1999 and 2000, respectively. For the first quarter of fiscal 2000 and 2001, 887,000 and 101,000 stock options, respectively, were excluded from the calculation of earnings per common share assuming dilution, because they were antidilutive.

Note 3  Litigation:
        ----------

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    ----------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BC193465), also
                       ------------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 98-6384ABC), purportedly on behalf of persons who purchased
--
Learning Tree's Common Stock between May 8, 1997 and May 13, 1998. On February 2, 2000, plaintiffs and defendants stipulated to the filing of an amended complaint in the Schlagal action which asserts the same state law claims that
                 --------
are contained in the Sarah and Guthrie actions. On February 7, 2000, the state
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

     In May 2000, plaintiffs and defendants executed a Stipulation of Settlement ("Settlement Stipulation") in the Schlagal Action, which was filed
                                             --------
with the Court. The Settlement Stipulation provides, among other things, for dismissal of the Schlagal Action against all defendants. Counsel for plaintiffs
                 --------
provided written notice of the Settlement Stipulation to class members, giving them the opportunity to object to the Settlement Stipulation or to opt out of participation in the settlement. Only four class members opted out.

     On August 7, 2000, the Court gave its final approval to the Settlement Stipulation and signed and filed a Judgment which, among other things, dismissed the Schlagal action against all defendants. If the Judgment becomes final, the
    --------
Settlement will have no financial impact upon the Company, its officers or its directors.

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

Note 4  Repurchase of Company Stock:
        ----------------------------

     On November 27, 2000, the Board of Directors of the Company authorized the reinstatement of the stock repurchase plan. During the quarter ended December 31, 2000, the Company repurchased approximately 408,500 shares of Common Stock for approximately $15,432,000. The Company may make additional purchases through open-market transactions based upon market conditions and pursuant to the requirements of Rule 10b-18 of the Securities Exchange Act of 1934. There can be no assurance that the Company will repurchase additional shares of Common Stock.

Item. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of distance learning both by the Company and its competitors; the impact of competition and pricing pressures; the Company's ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; the Company's ability to maintain its current operating margins; the effect of adverse weather conditions, strikes and other external events; and the other risks and uncertainties detailed from time to time in Learning Tree's filings with the Securities and Exchange Commission, including Learning Tree's 2000 Annual Report on Form 10-K and in Exhibit 99 "Risk Factors" thereto.

Overview

      Learning Tree International, Inc. ("the Company") is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, programming languages, databases, object-oriented technology and IT management. In addition, the Company provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users, and tests and certifies IT professionals in 35 IT job functions. The Company's instructor-led courses are recommended for college credit by the American Council on Education.

      In the past, the Company has delivered certain of its courses by using a computer-based training method ("CBT") on CD-ROMs. On July 13, 1999, the Company announced that it intended to shift its focus in technology-based training from these CBT courses to other distance learning methodologies using the Internet. As a result, the Company discontinued further development of its CBT courses, and substantially reduced its sales and marketing of these courses. During fiscal 2000, sales of CBT contributed a small amount of relatively high margin revenues, and by the end of fiscal 2000 sales of CBT courses were largely discontinued. The Company expects to realize little or no revenues from selling its CBT courses in fiscal 2001.

      The Company has completed the conversion of seven instructor-led courses for delivery over the Internet and engaged in limited test marketing of these courses. The Company is currently working on various packaging and marketing approaches for these courses. The market for e-learning for IT professionals is currently highly fragmented with no established industry model for growth and profitability. Until the Company develops what it believes could be a profitable e-learning business model, it expects to limit its ongoing investment in e-learning. There can be no assurance that the Company will be able to successfully develop or profitably implement its current or any other distance learning strategy.

Results of Operations

      In the first quarter ended December 31, 2000, revenues increased by 26% to $62.1 million from $49.4 million for the corresponding quarter of the prior year. Income from operations for the quarter ended December 31, 2000 increased by 39% to $14.6 million versus $10.5 million for the same quarter of fiscal 2000. Net income for the quarter ended December 31, 2000 increased by 41% to $10.9 million from $7.7 million for the same period last year.

     The growth in revenues in the first quarter of fiscal 2001 was primarily the result of a 32% increase in the number of multi-day course participants to 39,171 compared to 29,606 in the corresponding three months of the prior year, partially offset by a 2% decrease in average revenue per multi-day course participant. The increase in course participants is partially the result of (i) increased expenditures for course development, sales and marketing, (ii) an increase in the number of effective course weeks in the quarter due to the timing of the Christmas holiday, and (iii) the effect of Y2K on the Company's clients' IT activities during the quarter ended December 31, 1999. The decrease in average revenue per multi-day course participant reflects the impact of changes in foreign exchange rates compared to the exchange rates that prevailed during the quarter ended December 31, 1999. The effect of changes in foreign exchange rates was partially offset by the impact of increases in prices. Excluding the impact of exchange rate changes, the average revenue per multi-day course participants would have been 4% higher than that in the same quarter of the prior year. Additionally, the increase in instructor-led course revenue was partially offset by a reduction in CBT revenues in the first quarter this year compared to the same quarter of the prior year. Sales of CBT courses were largely discontinued as of September 30, 2000.

     The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues increased to 38.0% of revenues in the first quarter of fiscal 2001 compared to 36.9% in the first quarter of fiscal 2000. This increase is primarily the result of the elimination of the relatively high margin CBT sales in fiscal 2001. In addition, margins in the Company's instructor-led courses declined slightly reflecting the combined effect of a 4% decrease in revenue per multi-day course event, partially offset by a 3% decrease in costs per multi-day course event. The decrease in average revenue per multi-day course event primarily reflects the decrease in revenue per attendee and in attendees per event. The change in the costs per course event primarily reflects the effect of changes in foreign exchange rates.

     For the first quarter of fiscal 2001, the cost of revenues increased by 30% to $23.6 million from $18.2 million for the same quarter of fiscal 2000. The increase in the cost of revenues compared to the same period in the prior year primarily reflects a 36% increase in the number of course events during the first quarter of fiscal 2001. During the first quarter of fiscal 2001, the number of multi-day instructor-led course events was 2,531 compared to 1,867 during the same period last year. In November 2000, the Company opened its first education center in Chicago.

     Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expense was 4.5% of revenue during the first quarter of fiscal 2001 compared to 4.8% for the same period of fiscal 2000. Course development expenses increased by 18% to $2.8 million for the quarter ended December 31, 2000 from $2.4 million in the quarter ended December 31, 1999.

     The Company offered 143 multi-day course titles as of December 31, 2000, compared to 144 a year earlier. The Company has recently released additional multi-day course titles on topics such as XML, web development, Windows 2000, SQL Server 2000 and Oracle8i. The change in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. The actual number of instructor-led course titles which the Company will produce, and their delivery dates, are subject to a number of factors such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts. There can be no assurance that the Company will develop more titles than it retires in any period. Course development costs may increase in the future as the Company continues to expand its instructor led training course library and explores the development of Internet distance learning approaches and technologies.

     Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. Sales and marketing expenses increased by 18% to $14.5 million for the quarter ended December 31, 2000 from $12.3 million for the quarter ended December 31, 1999. The increase primarily reflects increased marketing activities and marketing costs, selling commissions due to the higher level of sales, and increases in the number of sales and marketing personnel. Sales and marketing expenses for the first quarter of fiscal 2001 decreased as a percentage of revenues to 23.4% compared to 25.0% in the first quarter of fiscal 2000. This improvement primarily reflects the first quarter fiscal 2001 revenue growth and the measures taken to increase the Company's return on its marketing investments. The Company adjusts its marketing activities to correspond with its expected growth rate in course participants. The Company expects to increase its marketing expenditures during the remainder of fiscal 2001 compared to the same period of the 2000 fiscal year. However, there can be no assurance that the Company's revenues will continue to grow in fiscal 2001.

     General and administrative expenses increased by 11% to $6.5 million for the quarter ended December 31, 2000 compared to $5.9 million in the same quarter of the prior year. The increase in general and administrative expenses reflects increases in administrative staff and related costs. As a percentage of revenue, these costs decreased to 10.5% in the quarter ended December 31, 2000 from 11.9% in the corresponding period of the prior year.

     Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. Other income (expense) increased to $2.2 million for the quarter ended December 31, 2000 from $1.3 million for the corresponding quarter in the prior year. The increase in other income (expense) is primarily attributable to additional interest income as compared with the same period a year ago, as a result of higher interest rates and greater cash balances. The increase was partially offset by foreign exchange losses of $175,000 recorded in the first quarter of fiscal 2001, compared to foreign exchange losses of $67,000 in the first quarter of fiscal 2000. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of the Company's foreign subsidiaries.

     The provision for income taxes increased $1.9 million to $6.0 million for the quarter ended December 31, 2000 compared to $4.1 million for the same quarter of the prior year. The increase in the income tax provision reflects the increase in taxable income and a slight increase in the effective tax rate.

Fluctuations in Quarterly Results

     Historically, the Company's quarterly operating results have fluctuated, and fluctuations are expected to continue in the future. The Company tries to base expenditures for course development and sales and marketing expenses on its expectations of future customer demand. Specifically, the Company intends to increase the amount of its expenditures for sales and marketing in the future. However, if the Company's assumptions regarding future customer demand prove to be wrong, and revenues fall short of expectations, the Company may not be able to adjust its expenditures quickly enough to compensate for a lower revenue base. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations.

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

Liquidity and Capital Resources

     Cash and cash equivalents and short-term interest-bearing investments decreased to $144.1 million at December 31, 2000 from $154.1 million at September 30, 2000, primarily as a result of cash used for repurchases of Common Stock, expansion costs related to the Company's education centers in New York and Chicago, and investments in new and upgraded course equipment. The decrease was partially offset by cash provided by operations. In the quarter ended December 31, 2000, cash provided by operations was approximately $7.6 million compared to $13.4 million during the same period in the prior year. This decrease in cash provided by operations primarily reflects higher income tax, incentive compensation and other accrued liability payments. At December 31, 2000, Learning Tree had working capital of $96.5 million.

     In November 2000, the Board of Directors of the Company authorized the reinstatement of the stock repurchase plan. During the first quarter of fiscal 2001, the Company repurchased approximately 408,500 shares of Common Stock for approximately $15,432,000. The Company may make additional purchases through open-market transactions based upon market conditions and pursuant to the requirements of Rule 10b-18 of the Securities Exchange Act of 1934. There can be no assurance that the Company will repurchase additional shares of Common Stock.

     During the quarter ended December 31, 2000, the Company invested $3.5 million in equipment and facilities compared to $1.6 million in the same period of the prior year. The higher level of investment during the current year was primarily related to the build-out of education center facilities in New York and Chicago and the purchase of new and upgraded course equipment. In October 2000, the Company signed a lease for its first education center in Atlanta. As of December 31, 2000, the Company had no other material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

Outlook For Fiscal 2001

     Backlog. At December 31, 2000, the Company had a backlog of orders for instructor-led courses of $31.4 million, which represented a 31% increase compared to the backlog of $24.0 million at December 31, 1999. However, the backlog at December 30, 1999 was unusually low due to the effects of Y2K on the Company's customers at that time. Conversely, the enrollment rate grew unusually quickly last year in the quarter following January 1, 2000 as customers completed their Y2K projects and began new projects requiring new technologies. There can be no assurance that the rate of growth in enrollments will continue. Only a portion of the Company's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

     Fiscal 2001 Outlook. Throughout this document, there have been various forward-looking statements. However, all of the statements in this section are forward-looking and are subject to various risks and uncertainties, including those detailed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's 2000 Annual Report on Form 10-K and "Risk Factors," filed as Exhibit 99. As economic and market conditions change during fiscal 2001, the Company's future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

     Approximately 40% of the Company's business is conducted in European currencies. Accordingly, fluctuations in the exchange rates of European currencies will impact future revenues and expenses. European exchange rates have recently improved compared to the exchange rates that prevailed during the first quarter of fiscal 2001. However, these exchange rates have not yet returned to their average levels during fiscal 2000. If current exchange rates continue for the remainder of fiscal 2001, the Company believes that its fiscal 2001 revenue will be approximately 3% less than it would have been had the average exchange rates during fiscal 2000 continued throughout fiscal 2001.

     Changes in exchange rates which have an adverse effect on the Company's foreign revenues have a favorable effect on the Company's foreign expenses. If current exchange rates continue through the remainder of fiscal 2001, the Company estimates that net income for the year would be approximately 2% lower than the Company would otherwise achieve had fiscal 2000 average exchange rates continued throughout fiscal 2001.

     The Company's historical long-term revenue growth rate has been approximately 22%. In the absence of the changes in exchange rates discussed above and the factors noted below, the Company believes it could achieve a similar growth rate in fiscal 2001. In addition to the impact of changes in European currency exchange rates, some of the other key factors and assumptions that could affect the Company's revenues in fiscal 2001 include the following:

     . While there appears to be a strong fundamental demand for IT training, the recent uncertainty surrounding economic conditions in the United States makes it more difficult to forecast the Company's fiscal 2001 growth rate. During periods of strong economic and technology growth, the Company has been able to grow its instructor-led training business faster than its long-term growth rate. If strong market conditions for IT training continue throughout fiscal 2001, the Company may grow its instructor-led training business faster than its average long-term growth rate. During weak economic conditions, the Company's growth rate generally slows.

     . The Company expects to realize little or no revenues from selling its CBT courses in fiscal 2001, as it largely discontinued selling these courses at the end of September 2000.

     . The Company believes that the first quarter of fiscal 2000 (the December quarter of fiscal 2000) was adversely impacted by the effect of Y2K on the Company's market, thereby contributing to the strong revenue growth achieved in the first quarter of fiscal 2001. During the second through fourth quarters of fiscal 2001, the Company will be comparing its revenue to stronger prior year periods than in the first quarter.

     Excluding the effect of the adverse changes in European exchange rates, general economic conditions and the discontinuation of the Company's CBT sales, the Company believes that in the second quarter of fiscal 2001 the Company's revenue growth would generally be in line with its historical growth rate of approximately 22%. Some factors that could affect second quarter revenues include the following:

     . At December 31, 2000, the Company's backlog of $31.4 million was 31% higher than at December 31, 1999. However, the Company believes that last year's backlog was adversely impacted by the effect of Y2K on its market prior to December 31, 1999, thus contributing to the year on year growth in backlog at December 31, 2000.

     . In January 2000, when the Company's customers determined that their Y2K issues had been resolved, enrollments for its courses increased sharply. Thus, during the month of January 2001, the growth rate of enrollments has slowed from the growth rate the Company attained in the first quarter of fiscal 2001.

     . If current exchange rates continue unchanged, it is estimated that they will have a 3% to 4% adverse effect on revenues in the Company's second quarter of fiscal 2001 compared fiscal 2000.

     . The Company's second quarter revenues have historically been slightly less than first quarter revenues due to the seasonality effects of winter.

     . In the Company's most recent marketing programs, the Company announced 20 new course titles that will have their initial presentations during the second and third fiscal quarters and expects to retire about three course titles. The Company expects to have approximately 153 course titles in the second quarter, and approximately 160 course titles in the third quarter.

In addition to the number of course titles and general economic conditions, the Company believes that the following are some of the factors that could impact revenues in the third and fourth quarters of fiscal 2001:

     . During the third quarter of fiscal 2001, the Company will effectively have approximately one-half week less of course delivery than in the comparable quarter of fiscal 2000, primarily because of the timing of European holidays. If the current exchange rates continue unchanged, it is estimated that they will have a 1% to 2% adverse effect on revenues in the third quarter of fiscal 2001 compared to fiscal 2000.

     . The fourth quarter of fiscal 2000 already reflected a significant portion of the changes in European exchange rates at the end of fiscal 2000 and the exchange rates have partially recovered since the beginning of fiscal 2001. Therefore, if the current exchange rates continue unchanged, they will have little or no effect on revenues in the Company's fourth quarter fiscal 2001 compared to fiscal 2000.

     Based on current trends, the Company estimates that its fiscal 2001 cost of revenues for instructor-led training will generally be similar, as a percentage of revenues, to comparable periods in fiscal 2000. During the second quarter of fiscal 2001, the Company plans to spend an amount somewhat in excess of historical levels for instructor training. These increased expenditures are a result of above average instructor recruitment activities in the first quarter of fiscal 2001. The Company also expects that during the second quarter of fiscal 2001, the cost of revenues may increase slightly as a percentage of sales due to increases in course event scheduling. Additionally, the elimination of CBT sales in fiscal 2001 will increase the overall cost of revenues as a percentage of sales by approximately one percentage point over fiscal 2000.

     Course development expenses were approximately $2.8 million in the first quarter of fiscal 2001. During the remainder of fiscal 2001, course development expenses are expected to remain between $2.8 million and $3.0 million per quarter.

     For fiscal 2001 as a whole, the Company is targeting sales and marketing expenses to be approximately 26% of revenues as reflected in its long term operating model. Because the Company must incur these costs before knowing to what extent they will generate revenues, sales and marketing expenses as a percentage of revenues could vary materially from the Company's expectations.

     If the Company's revenues increase in fiscal 2001 over fiscal 2000, it may achieve greater leverage on its general and administrative expenses, which could improve by as much as one percentage point from the 11.6% of revenues achieved in fiscal 2000. Typically, general and administrative expenditures for the quarters are relatively level, with slight increases during each succeeding quarter. However, the Company expects slightly larger than normal increases in general and administrative expenses during coming quarters due to planned information systems enhancements, which will be implemented during fiscal 2001.

     Interest income reflects changes in the Company's cash balances as well as changes in interest rates. During the first quarter of fiscal 2001, the Company's cash and interest-bearing investments decreased by $9.9 million to $153.0 million from $162.9 million at September 30, 2000. This decrease reflects the expenditure of $15.4 million on repurchases of the Company's Common Stock during the first quarter as well as the expansion of its New York and Chicago education centers, partially offset by $7.6 million in cash from operations. Additionally, interest rates in the United States have recently fallen 1% and there have been indications that there may be further rate reductions in the future. As a result, interest income can be expected to decline in the second quarter, and thereafter to depend primarily on interest rate changes and cash from operations.

     The Company estimates that its tax rate in fiscal 2001 will increase slightly to approximately 35.5%.

PART II - OTHER INFORMATION

 Item 1:   LEGAL PROCEEDINGS

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    ----------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BC193465), also
                       ------------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 98-6384ABC), purportedly on behalf of persons who purchased
--
Learning Tree's Common Stock between May 8, 1997 and May 13, 1998. On February 2, 2000, plaintiffs and defendants stipulated to the filing of an amended complaint in the Schlagal action which asserts the same state law claims that
                 --------
are contained in the Sarah and Guthrie actions. On February 7, 2000, the state
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

     On August 7, 2000, the Court gave its final approval to the Settlement Stipulation and signed and filed a Judgment which, among other things, dismissed the Schlagal action against all defendants. If the Judgment becomes final, the
    --------
Settlement will have no financial impact upon the Company, its officers or its directors.

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

          None

Item 5.   OTHER INFORMATION

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

                  27.1     Financial Data Schedule

          b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LEARNING TREE INTERNATIONAL, INC.



Dated:   February 14, 2001                    By:  /s/ Gary R. Wright
                                                  ----------------------------
                                              Gary R. Wright
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Duly Authorized Officer)