Form 10-Q
period 2001-03-31
LEARNING TREE INTERNATIONAL INC
filed 2001-05-15
CIK 1002037

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 and 15(d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended March 31, 2001
                                   --------------

               or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from____________to___________



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

              6053 West Century Boulevard, Los Angeles, CA 90045
           ---------------------------------------------------------
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

                Yes   X    No
                    -----     -----

The number of shares of common stock, $.0001 par value, outstanding as of May 4, 2001, is 19,234,608 shares.

                      Total number of pages      19
                                               ------

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                 March 31, 2001

                               TABLE OF CONTENTS


Part I--Financial Statements                                                             Page
                                                                                         ----
Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheets.......................................... 3
          Condensed Consolidated Statements of Operations................................ 4
          Condensed Consolidated Statements of Stockholders' Equity...................... 5
          Condensed Consolidated Statements of Cash Flows................................ 6
          Notes to Condensed Consolidated Financial Statements........................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations.................................................................. 9

Part II--Other Information

Item 1.  Legal Proceedings...............................................................17
Item 2.  Changes in Securities...........................................................18
Item 3.  Defaults Upon Senior Securities.................................................18
Item 4.  Submission of Matters to a Vote of Security Holders.............................18
Item 5.  Other Information...............................................................18
Item 6.  Exhibits and Reports on Form 8-K................................................18

Signatures...............................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,     September 30,
                                                                                2001           2000
                                                                            -----------    -------------
                                                                            (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents...............................................  $136,575,000    $116,231,000
 Short-term interest-bearing investments.................................            --      37,882,000
 Trade accounts receivable, net..........................................    22,547,000      25,565,000
 Prepaid marketing expenses..............................................     2,461,000       1,723,000
 Prepaid income taxes....................................................     5,645,000              --
 Prepaid expenses and other..............................................     7,201,000       5,251,000
                                                                           ------------    ------------
   Total current assets..................................................   174,429,000     186,652,000

Equipment, property and leasehold improvements, net......................    27,796,000      22,752,000
Long-term interest-bearing investments...................................     8,450,000       8,824,000
Other assets.............................................................     2,276,000       2,125,000
                                                                           ------------    ------------
   Total assets..........................................................  $212,951,000    $220,353,000
                                                                           ============    ============

LIABILITIES
Current liabilities:
 Trade accounts payable..................................................  $ 12,979,000    $ 15,283,000
 Deferred revenue........................................................    59,638,000      53,327,000
 Accrued liabilities.....................................................    17,769,000      11,820,000
 Income taxes payable....................................................     2,524,000       4,729,000
                                                                           ------------    ------------
   Total current liabilities.............................................    92,910,000      85,159,000

Deferred income taxes....................................................        79,000          82,000
Deferred facilities rent.................................................     2,387,000       2,317,000
                                                                           ------------    ------------
   Total liabilities.....................................................    95,376,000      87,558,000
                                                                           ------------    ------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
 Common Stock, $.0001 par value, 75,000,000 shares authorized,
  20,963,000 and 22,119,000 shares issued and outstanding, respectively..         2,000           2,000
 Additional paid-in capital..............................................    22,249,000      52,649,000
 Cumulative foreign currency translation.................................    (5,102,000)     (4,007,000)
 Retained earnings.......................................................   100,426,000      84,151,000
                                                                           ------------    ------------
   Total stockholders' equity............................................   117,575,000     132,795,000
                                                                           ------------    ------------
   Total liabilities and stockholders' equity............................  $212,951,000    $220,353,000
                                                                           ============    ============


     See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended              Six Months Ended
                                                     March 31,                     March 31,
                                            --------------------------    ----------------------------
                                               2001           2000            2001            2000
                                            -----------    -----------    ------------    ------------
Revenues................................... $57,990,000    $52,997,000    $120,094,000    $102,396,000
Cost of revenues...........................  24,155,000     18,862,000      47,768,000      37,069,000
                                            -----------    -----------    ------------    ------------
  Gross profit.............................  33,835,000     34,135,000      72,326,000      65,327,000
                                            -----------    -----------    ------------    ------------
Operating expenses:
  Course development.......................   3,116,000      2,504,000       5,936,000       4,899,000
  Sales and marketing......................  17,064,000     14,787,000      31,581,000      27,136,000
  General and administrative...............   6,878,000      6,098,000      13,415,000      11,999,000
                                            -----------    -----------    ------------    ------------
                                             27,058,000     23,389,000      50,932,000      44,034,000
                                            -----------    -----------    ------------    ------------
Income from operations....................    6,777,000     10,746,000      21,394,000      21,293,000
                                            -----------    -----------    ------------    ------------
Other income (expense):
  Interest expense........................       (3,000)        (4,000)         (4,000)         (5,000)
  Interest income.........................    2,027,000      1,577,000       4,513,000       2,901,000
  Foreign exchange........................     (359,000)       (76,000)       (534,000)       (143,000)
  Other...................................      (50,000)       137,000        (136,000)        158,000
                                            -----------    -----------    ------------    ------------
                                              1,615,000      1,634,000       3,839,000       2,911,000
                                            -----------    -----------    ------------    ------------
Income before provision for income taxes..    8,392,000     12,380,000      25,233,000      24,204,000
Provision for income taxes................    2,979,000      4,333,000       8,958,000       8,471,000
                                            -----------    -----------    ------------    ------------
Net income................................  $ 5,413,000    $ 8,047,000    $ 16,275,000    $ 15,733,000
                                            ===========    ===========    ============    ============
Earnings per common share.................  $      0.25    $      0.37    $       0.74    $       0.73
                                            ===========    ===========    ============    ============
Earnings per common share assuming
 dilution.................................  $      0.24    $      0.36    $       0.72    $       0.71
                                            ===========    ===========    ============    ============
Weighted average number of shares
 outstanding..............................   21,761,000     21,665,000      21,873,000      21,651,000
                                            ===========    ===========    ============    ============
Diluted shares outstanding................   22,520,000     22,301,000      22,663,000      22,196,000
                                            ===========    ===========    ============    =============


    See accompanying notes to condensed consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                              Notes        Foreign
                                             Additional    Receivable      Currency                      Total
                                Common        Paid-In         From       Translation     Retained     Stockholders'
                                 Stock        Capital     Stockholders    Adjustment     Earnings        Equity
                              -----------  -------------  -------------  ------------  ------------  --------------
Balance,
  September 30, 1999........  $     2,000  $ 39,888,000   $     (6,000)  $(1,300,000)  $ 47,056,000   $ 85,640,000

  Comprehensive income:
    Net income..............           --            --             --            --     15,733,000     15,733,000
    Foreign currency
      translation...........           --            --             --      (884,000)            --       (884,000)
                                                                                                      ------------
  Comprehensive income......                                                                            14,849,000

  Stock option exercises....           --       927,000             --            --             --        927,000

  Collection of notes
    receivable..............           --            --          6,000            --             --          6,000
                              -----------  ------------   ------------   -----------   ------------   ------------

Balance at
  March 31, 2000............  $     2,000  $ 40,815,000   $         --   $(2,184,000)   $62,789,000   $101,422,000
                              ===========  ============   ============   ===========    ===========   ============



Balance,
  September 30, 2000........  $     2,000  $ 52,649,000   $        --    $(4,007,000)  $ 84,151,000   $132,795,000

  Comprehensive income:
    Net income..............           --            --            --             --     16,275,000     16,275,000
    Foreign currency
      translation...........           --            --            --     (1,095,000)            --     (1,095,000)
                                                                                                      ------------
  Comprehensive income......                                                                            15,180,000

  Stock option exercises....           --     4,343,000            --             --             --      4,343,000

  Tax benefit related to
    stock option exercises..           --     1,583,000            --             --             --      1,583,000

   Stock repurchases........           --   (36,326,000)           --             --             --    (36,326,000)
                              -----------  ------------   -----------    -----------   ------------   ------------

Balance at
  March 31, 2001............  $     2,000  $ 22,249,000   $        --    $(5,102,000)  $100,426,000   $117,575,000
                              ===========  ============   ===========    ===========   ============   ============


     See accompanying notes to condensed consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          For the Six Months
                                                                            Ended March 31,
                                                                      -------------------------
                                                                          2001          2000
                                                                      ------------   ----------
Cash flows--operating activities:
 Net income.........................................................  $ 16,275,000   $ 15,733,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization..................................     3,973,000      4,452,000
     Unrealized foreign exchange losses.............................       422,000         81,000
     Deferred facilities rent charges...............................       108,000       (131,000)
     Losses on retirements of equipment and leasehold improvements..        93,000         73,000
     Change in net assets and liabilities:
        Trade accounts receivable...................................     2,665,000     (3,609,000)
        Prepaid marketing expenses..................................      (769,000)        40,000
        Prepaid expenses and other..................................    (2,110,000)    (1,366,000)
        Income taxes................................................    (6,051,000)     2,352,000
        Trade accounts payable......................................    (1,962,000)       605,000
        Deferred revenue............................................     7,549,000     10,858,000
        Accrued liabilities.........................................     6,158,000      2,818,000
                                                                      ------------   ------------
     Net cash provided by operating activities......................    26,351,000     31,906,000
                                                                      ------------   ------------

Cash flows--investing activities:
 Purchases of equipment, property and leasehold improvements........    (9,630,000)    (2,750,000)
 Retirements of equipment, property and leasehold improvements......        86,000        803,000
 Sales of short-term interest-bearing investments:
  Investments held to maturity......................................    68,615,000     42,511,000
  Investments held for sale.........................................            --     27,100,000
 Purchases of short-term interest-bearing investments:
  Investments held to maturity......................................   (30,733,000)   (56,899,000)
  Investments held for sale.........................................            --    (23,600,000)
 Other, net.........................................................      (175,000)      (900,000)
                                                                      ------------   ------------
    Net cash provided by (used in) investing activities.............    28,163,000    (13,735,000)
                                                                      ------------   ------------

Cash flows--financing activities:
 Repurchases of Common Stock........................................   (36,326,000)            --
 Proceeds from exercise of stock options............................     4,343,000        927,000
 Collections of stockholder notes receivable........................            --          6,000
                                                                      ------------   ------------
Net cash provided by (used in) financing activities.................   (31,983,000)       933,000
                                                                      ------------   ------------

Effects of exchange rates on cash...................................    (2,187,000)    (1,106,000)
                                                                      ------------   ------------
Net increase in cash and cash equivalents...........................    20,344,000     17,998,000
Cash and cash equivalents at the beginning of the period............   116,231,000     33,059,000
                                                                      ------------   ------------
Cash and cash equivalents at the end of the period..................  $136,575,000   $ 51,057,000
                                                                      ============   ============

Supplemental disclosures:
   Income taxes paid................................................  $  9,307,000   $  4,700,000
                                                                      ============   ============
   Interest paid....................................................  $         --   $      1,000
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

Note 2  Computation of Earnings per Common Share and Earnings per Common Share
        ----------------------------------------------------------------------
        Assuming Dilution:
        ------------------

     Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 759,000 shares and 790,000 shares were added to the weighted average number of shares outstanding for the three and six month periods ended March 31, 2001, respectively. Approximately 636,000 shares and 545,000 shares were added to the weighted average number of shares outstanding for the three and six month periods ended March 31, 2000, respectively. Approximately 134,000 and 26,200 stock options were excluded from the calculation of earnings per common share assuming dilution for the six months ended March 31, 2001 and 2000, respectively, because they were antidilutive.

Note 3  Litigation:
        ----------

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    -----------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BC193465), also
                       -------------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 98-6384ABC), purportedly on behalf of persons who purchased
---
Learning Tree's Common Stock between May 8, 1997 and May 13, 1998. On February 2, 2000, plaintiffs and defendants stipulated to the filing of an amended complaint in the Schlagal action which asserts the same state law claims that
                 --------
are contained in the Sarah and Guthrie actions.  On February 7, 2000, the state
                     -----     -------
court granted the
parties' joint request to dismiss Sarah and Guthrie. Thus, only the amended
                                  -----     -------
Schlagal class action remained pending against Learning Tree, its officers and
--------
directors.

     The complaints in Sarah, Guthrie and Schlagal made similar allegations of
                       -----  -------     --------
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


Note 4  Repurchase of Company Stock:
        ----------------------------

     On November 27, 2000, the Board of Directors of the Company authorized the reinstatement of the stock repurchase plan. During the six month period ended March 31, 2001, the Company repurchased 1,413,300 shares of Common Stock for $36,326,000. From November 27, 2000 through May 4, 2001, the Company had repurchased 3,142,400 shares of Common Stock for $72,673,000. The Company may make additional purchases through open-market transactions based upon market conditions and pursuant to the requirements of Rule 10b-18 of the Securities Exchange Act of 1934. There can be no assurance that the Company will repurchase additional shares of Common Stock.

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

Overview

     Learning Tree International, Inc. ("the Company") is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. The Company develops, markets and delivers a broad, proprietary library of instructor-led course titles focused on client/server systems, intranet/Internet technologies, computer networks, operating systems, programming languages, databases, object-oriented technology and IT management. In addition, the Company provides custom developed training for larger clients who need to train large numbers of their IT professionals and end-users, and tests and certifies IT professionals. The Company's instructor-led courses are recommended for college credit by the American Council on Education.

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

Results of Operations

     In the second quarter ended March 31, 2001, revenues increased by 9% to $58.0 million from $53.0 million for the corresponding quarter of the prior year. Income from operations for the quarter ended March 31, 2001 decreased by 37% to $6.8 million versus $10.7 million for the same quarter of fiscal 2000. Net income for the quarter ended March 31, 2001 decreased by 33% to $5.4 million from $8.0 million for the same period last year.

     For the six month period ended March 31, 2001, revenues increased by 17% to $120.1 million from $102.4 million for the six months ended March 31, 2000. Income from operations for the six months ended March 31, 2001, increased slightly to $21.4 million versus $21.3 million for the corresponding period of the prior year. Net income for the six months ended March 31, 2001 increased by 3% to $16.3 million versus $15.7 million for the corresponding period of the prior year.

     The growth in revenues in the second quarter of fiscal 2001 was primarily the result of a 12% increase in the number of multi-day course participants to 36,648 compared to 32,672 in the corresponding three months of the prior year. The increase in revenues for the six months ended March 31, 2001 resulted primarily from a 22% increase in the number of multi-day course participants to 75,819 compared to 62,278 in the corresponding six months of the prior year, partially offset by a 1% decrease in average revenue per multi-day course participant. Additionally, since the sales of CBT courses were largely discontinued as of September 30, 2000, the increase in instructor-led course revenue was partially offset by a reduction in CBT revenues in both the three months and six months ended March 31, 2001 as compared to the same periods of the prior year.

     The increase in course participants for the three months ended March 31, 2001, is primarily the result of an increase in expenditures for course development, sales and marketing, as well as the effect of Y2K on the Company's customers' IT activities during the prior fiscal year. For the six months ended March 31, 2001 the increase in course participants reflects better market conditions for IT training during the first quarter of fiscal 2001; an increase in expenditures for course development, sales and marketing; and an increase in the number of effective course weeks due to the timing of holidays. During the later part of the quarter ended March 31, 2001, the rate of growth in course participants slowed noticeably, which the Company believes reflects more cautious spending by its customers in light of economic conditions.

     During the three months ended March 31, 2001, revenue per attendee was virtually unchanged and during the six months ended March 31, 2001 it declined 1% as compared to the same period in the prior fiscal year. These trends reflect the impact of changes in foreign exchange rates compared to the exchange rates that prevailed during the corresponding periods in fiscal 2000. The effect of changes in foreign exchange rates was partially offset by the impact of increases in prices. Excluding the impact of exchange rate changes, the average revenue per multi-day course participants would have been 4% higher than that in the same quarter of the prior year and the year-to-date period.

     The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues increased to 41.7% of revenues in the second quarter of fiscal 2001 compared to 35.6% in the second quarter of fiscal 2000. For the six months ended March 31, 2000, the cost of revenues increased to 39.8% of revenues compared to 36.2% for the same period in fiscal 2000. These increases are primarily due to lower margins in the Company's instructor-led courses in both the three months and six months ended March 31, 2001, as compared to the same periods of the prior year. The decline in the second quarter of fiscal 2001 reflects the combined effect of an 8% decrease in revenue per multi-day course event and a 7% increase in cost per multi-day course event. For the six months ended March 31, 2001, the decline in the Company's instructor-led course margins reflects the combined effect of a 6% decrease in revenue per multi-day course event and a 2% increase in cost per multi-day course event. The decrease in revenue per multi-day course event primarily reflects a decrease in average attendees per event. For the six months ended March 31, 2001 the decrease also reflects the decrease in revenue per attendee. The higher cost per multi-day course event is primarily due to increased instructor training and recruiting activities, expansion costs associated with the Company's education centers in New York City and Chicago, and increased rental rates for the Company's education center in Reston, Virginia. The increased cost per multi-day course event was partially offset by the impact of changes in foreign exchange rates compared to the exchange rates that prevailed during the corresponding periods in fiscal 2000. Excluding the impact of foreign exchange rate changes, the cost per multi-day course event would have been 11% and 7% higher than that in the same quarter of the prior year and the year-to-day period, respectively. In addition, the increase in the cost of revenues as a percent of revenues reflects the absence of relatively high margin CBT sales during fiscal 2001.

     For the second quarter of fiscal 2001, the cost of revenues increased by 28% to $24.2 million from $18.9 million for the same quarter of fiscal 2000. For the six months ended March 31, 2001, the Company's cost of revenues increased by 29% to $47.8 million from $37.1 million for the corresponding period in the prior year. The increase in the cost of revenues compared to the same period in the prior year primarily reflects a 21% increase in the number of course events during the second quarter of fiscal 2001 and a 28% increase for the year-to-date period. During the second quarter of fiscal 2001, the number of multi-day instructor-led course events was 2,452 compared to 2,028 during the same period last year. For the six months ended March 31, 2001, the number of multi-day instructor-led courses was 4,983 compared to 3,895 for the corresponding period in fiscal 2000. In addition, this increase is due to higher instructor training and recruiting activities, education center expansion costs, and higher rental rates. These higher costs are partially offset by the impact of changes in foreign exchange rates.

     Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expense was 5.4% of revenue during the second quarter of fiscal 2001 compared to 4.7% for the same period of fiscal 2000. For the six months ended March 31, 2001, course development expense was 4.9% of revenue compared to 4.8% of revenue for the corresponding period in the prior year. Course development expenses increased by 24% to $3.1 million for the quarter ended March 31, 2001 from $2.5 million in the quarter ended March 31, 2000. For the six months ended March 31, 2001, course development expenses increased by 21% to $5.9 million from $4.9 million for the corresponding period in the prior year. These increases are primarily due to an increase in the number of instructor-led course titles that were developed during the period, as well as a modest increase in the Company's investment in e-learning.

   The Company offered 152 multi-day course titles as of March 31, 2001, compared to 143 a year earlier. The Company has recently released additional multi-day course titles on topics such as XML and Java, Web technologies, Internetworking, Security, SQL Server 2000, Oracle8i and Crystal Reports. The change in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. The actual number of instructor-led course titles which the Company will produce, and their delivery dates, are subject to a number of factors such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts. There can be no assurance that the Company will develop more titles than it retires in any period. Course development costs may increase in the future as the Company continues to expand its instructor-led training course library and explores the development of Internet distance learning approaches and technologies.

   Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. The Company tries to adjust its expenditures for sales and marketing depending on its expectations of future customer demand and other factors. However, if the Company's assumptions prove to be wrong, any significant revenue shortfall would have a material adverse effect on the Company's results of operations.

     Sales and marketing expenses increased by 15% to $17.1 million for the quarter ended March 31, 2001 from $14.8 million for the quarter ended March 31, 2000. For the six months ended March 31, 2001, sales and marketing expenses increased by 16% to $31.6 million from $27.1 million for the corresponding period in the prior fiscal year. The increases primarily reflect increased marketing activities and marketing costs, selling commissions due to the higher level of sales, and increases in the number of sales and marketing personnel. Sales and marketing expenses for the quarter ended March 31, 2001 increased as a percentage of revenues to 29.4% compared to 27.9% for the quarter ended March 31, 2000. Sales and marketing expenses for the six months ended March 31, 2001 decreased slightly to 26.3% as a percentage of revenues compared to 26.5% for the same period last year.

     General and administrative expenses increased by 13% to $6.9 million for the quarter ended March 31, 2001 compared to $6.1 million in the same quarter of the prior year. For the six months ended March 31, 2001, general and administrative expenses increased by 12% to $13.4 million from $12.0 million for the corresponding period in the prior year. The increase in general and administrative expenses reflects increases in administrative staff and related costs. As a percentage of revenue, these costs increased to 11.9% in the quarter ended March 31, 2001 from 11.5% in the corresponding period of the prior year. In the six months ended March 31, 2001, these costs decreased to 11.2% from 11.7% as a percentage of revenue as compared to the same period of the 2000 fiscal year.

     Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. Other income (expense) remained virtually unchanged at $1.6 million for the quarter ended March 31, 2001 compared to the corresponding quarter in the prior year. For the six months ended March 31, 2001, other income (expense) increased by 32% to $3.8 million from $2.9 million for the corresponding six months period in the prior year. Interest income increased in both the three month and six month periods ended March 31, 2001 as compared to comparable periods in the prior years primarily as a result of greater cash balances. These increases were partially offset by foreign exchange losses of $359,000 recorded in the second quarter of fiscal 2001, compared to foreign exchange losses of $76,000 in the second quarter of fiscal 2000 and foreign exchange losses of $534,000 in the six months ended March 31, 2001, compared with foreign exchange losses of $143,000 in the corresponding period of the prior year. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of the Company's foreign subsidiaries.

     The provision for income taxes decreased $1.3 million to $3.0 million for the quarter ended March 31, 2001 compared to $4.3 million for the same quarter of the prior year. For the six months ended March 31, 2001, the provision for income taxes increased $487,000 to $9.0 million from $8.5 million for the same period a year ago. The increase in the income tax provision reflects a slight increase in the effective tax rate and changes in taxable income.

Fluctuations in Quarterly Results

     Historically, the Company's quarterly operating results have fluctuated, and fluctuations are expected to continue in the future. The Company tries to adjust its expenditures for course development, sales and marketing depending on its expectations of future customer demand and other factors. However, if the Company's assumptions prove to be wrong, and revenues fall short of expectations, the Company may not be able to adjust its expenditures quickly enough to compensate for lower than anticipated revenues. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations.

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

Liquidity and Capital Resources

   Cash and cash equivalents and short-term interest-bearing investments decreased to $136.6 million at March 31, 2001 from $154.1 million at September 30, 2000, primarily as a result of cash used for repurchases of Common Stock, expansion costs related to the Company's education centers in New York, Chicago and Atlanta, and investments in new and upgraded course equipment. The decrease was partially offset by cash provided by operations and proceeds from the exercise of stock options. For the six months ended March 31, 2001, cash provided by operations was approximately $26.4 million compared to $31.9 million during the same period in the prior year. This decrease in cash provided by operations primarily reflects higher income tax payments. At March 31, 2001, Learning Tree had working capital of $81.5 million.

   In November 2000, the Board of Directors of the Company authorized the reinstatement of the Company's stock repurchase plan. During the six month period ended March 31, 2001, the Company repurchased 1,413,300 shares of Common Stock for $36,326,000. As of March 31, 2001, the accompanying balance sheet includes $7.6 million of accrued liabilities for shares of Common Stock that had been repurchased, but for which final settlement did not occur until after the quarter end. From November 2000 through May 4, 2001, the Company had repurchased 3,142,400 shares of Common Stock for $72,673,000. The Company may make additional purchases through open-market transactions based upon market conditions and pursuant to the requirements of Rule 10b-18 of the Securities Exchange Act of 1934. There can be no assurance that the Company will repurchase additional shares of Common Stock.

   For the six months ended March 31, 2001, the Company invested $9.6 million in equipment and facilities compared to $2.8 million in the same period of the prior year. The higher level of investment during the current year was primarily related to the build-out of education center facilities in New York, Chicago and Atlanta and the purchase of new and upgraded course equipment. As of March 31, 2001, the Company had no other material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

Quantitative and Qualitative Disclosures About Market Risk

     The Company's cash equivalents and short-term investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. The fair value of the Company's portfolio of marketable securities would not be significantly impacted by either a 10 percent (50 basis point) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. The Company does not hold or issue derivative financial instruments.

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

Outlook For Fiscal 2001

     Backlog. At March 31, 2001, the Company had a backlog of orders for instructor-led courses of $40.4 million, which represented a 7% increase compared to the backlog of $37.9 million at March 31, 2000. At April 30, 2001, the Company had a backlog of orders for instructor-led courses of $38.7 million, which represented a 1% increase compared to the backlog of $38.3 million at April 30, 2000. Only a portion of the Company's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

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

     Approximately 40% of the Company's business is conducted in European currencies. Accordingly, fluctuations in the exchange rates of European currencies will impact future revenues and expenses. If current exchange rates continue for the remainder of fiscal 2001, the Company believes that its fiscal 2001 revenue will be approximately 4% less than it would have been had the average exchange rates during fiscal 2000 prevailed throughout fiscal 2001.

     Changes in exchange rates that have an adverse effect on the Company's foreign revenues, also reduce its foreign expenses when translated into dollars. If current exchange rates continue through the remainder of fiscal 2001, the Company estimates that net income for the year would be approximately 4% lower than the Company would otherwise achieve had fiscal 2000 average exchange rates prevailed throughout fiscal 2001.

     The recent uncertainty surrounding economic conditions in the United States makes it difficult to forecast the Company's growth rate during the remainder of fiscal 2001. During weak economic conditions, the Company's growth rate generally slows. The recent growth rate in enrollments for courses at the Company's education centers has been only slightly positive, and bookings for future customer-site courses have recently been lower than in the comparable period last year. However, some economists are forecasting improvements in the remainder of 2001. If that occurs, the Company would anticipate that the market for IT Training would also improve.

  The Company believes that some of the factors that could affect third quarter revenues include the following:

  . At March 31, 2001, the Company's backlog of $40.4 million was 7% higher than at March 31, 2000. At April 30, 2001, the Company's backlog of $38.7 million was 1% higher than at April 30 last year, reflecting the slowdown during April in bookings for customer site courses.

  . In the third quarter of fiscal 2001, the Company will have approximately one-half week less of course delivery than in the comparable quarter of fiscal 2000, primarily because of the timing of European holidays.

  . In the most recent marketing programs, the Company announced 18 new course titles that will have their initial presentations during the third and fourth fiscal quarters and expects to retire about 6 course titles. The Company expects to have approximately 164 course titles in the third quarter, and approximately 169 course titles in the fourth quarter.

  Based on these factors and its current assessment of economic conditions, the Company expects only modest growth in its third quarter instructor-led base business compared with last year. The Company expects that this modest growth in its instructor-led base business will be slightly more than offset by two factors:

  . The Company expects to realize little or no revenues from selling CBT courses in fiscal 2001, as this product line was largely discontinued at the end of September 2000. The Company expects that the absence of CBT revenues in the third quarter will approximately offset the growth of its instructor-led base business exclusive of the affect of exchange rates.

  . If current exchange rates continue, they will have approximately a 4% adverse effect on revenues in the third quarter this fiscal year compared to last year.

  Based on the Company's current assessment of general economic conditions, the Company believes that its instructor-led base business will grow modestly in the fourth quarter, and that this growth will be approximately offset by the following two factors:

  .  The absence of CBT revenues in the fourth quarter.

  . If current exchange rates continue, they will have approximately a 2% adverse effect on our fourth quarter revenues this fiscal year compared to last year.

  During the third quarter of fiscal 2001, the Company expects the following factors to adversely impact its gross margins by approximately 4% to 5% compared with the exceptional margins the Company achieved in the same quarter last year:

  . Lower attendees per event, especially during the months of April and May, which are the result of the recent slowing in enrollment growth rates.

  .  The absence of high margin CBT revenues.

  .  Additional instructor training expenses.

  . Expansion costs associated with the Company's education centers in New York City, Chicago and Atlanta.

  . Increased rental rates for the Company's education center in Reston, Virginia.

  In the fourth quarter of fiscal 2001, the Company expects the same factors to adversely affect its gross margins by approximately 3% compared to the fourth quarter in the prior fiscal year.

  The Company intends to maintain the level of its expenditures for sales and marketing in the third and fourth quarters from that in the second quarter. In addition, the Company expects that, in aggregate, expenditures on course development, sales and marketing, and G&A will be at approximately the same levels in the third and fourth quarters as incurred in the second quarter.

  While current economic conditions make it difficult to forecast future enrollments, the Company is taking steps to improve its operating results for the remainder of the fiscal year compared to what the Company achieved in the second quarter. These include actions intended to increase revenue per event, and to increase the return on sales and marketing investments.

  Interest income reflects changes in the Company's cash balances as well as changes in interest rates. During the second quarter of fiscal 2001, the Company's cash and interest-bearing investments decreased by $8.0 million. This decrease reflects expenditures on repurchases of the Company's Common Stock during the second quarter as well as the construction of the Company's new Atlanta education center, partially offset by $18.7 million in cash from operations. Since March 31, 2001, the Company has spent $36.4 million to purchase additional shares of its common stock. Additionally, interest rates in the United States have recently fallen 1% and there have been indications that there may be further rate reductions in the future. As a result, interest income can be expected to decline in the third and fourth quarters compared with the second quarter this fiscal year.

   The Company estimates that its tax rate in fiscal 2001 will be approximately 35.5%.

PART II - OTHER INFORMATION

Item 1:    LEGAL PROCEEDINGS

     On April 16, 1998, a class action lawsuit was filed against certain officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles, (Sarah v. Collins et al., Case No. BC189499),
                                    -----------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On June 29, 1998, a second class action lawsuit was filed by the same law firms against the same officers and directors of Learning Tree in the Superior Court of the State of California, County of Los Angeles (Guthrie v. Collins et al., Case No. BC193465), also
                       -------------------------
purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and November 3, 1997. On August 6, 1998, a third class action lawsuit was filed by the same law firms against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et
                                    ------------------------------------------
al., Case No. 98-6384ABC), purportedly on behalf of persons who purchased
---
Learning Tree's Common Stock between May 8, 1997 and May 13, 1998. On February 2, 2000, plaintiffs and defendants stipulated to the filing of an amended complaint in the Schlagal action which asserts the same state law claims that
                 --------
are contained in the Sarah and Guthrie actions.  On February 7, 2000, the state
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

           Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


           The Company held its Annual Meeting on March 2, 2001. During the Annual Meeting of Stockholders the matter that was voted upon was as follows:

           1.    Election of Directors

           The following are the results of the voting:

                 1.    Election of Directors:                          Shares
                                                         Shares for   withheld
                                                         ----------   --------
                 Class III Directors for a term
                  expiring in 2004:
                     David C. Collins                   16,090,613    2,599,845
                     Eric R. Garen                      16,361,258    2,329,200
                     Gary R. Wright                     17,873,233      817,225

           The current terms of the Class II Directors, Michael W. Kane, Mary C. Adams, and James E. Furlan will continue until the 2003 Annual Meeting of Stockholders. The current terms of the Class I Directors,
           W. Mathew Juechter, Alan B. Salisbury and Theodore E. Guth will continue until the 2002 Annual Meeting of Stockholders.

Item 5.    OTHER INFORMATION

           Not Applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits

               Not applicable

           b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               LEARNING TREE INTERNATIONAL, INC.



Dated:  May 15, 2001                           By:  /s/ Gary R. Wright
                                                  -----------------------------
                                               Gary R. Wright
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)