Form 10-Q
period 2001-06-30
LEARNING TREE INTERNATIONAL INC
filed 2001-08-14
CIK 1002037

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 2001
                                   -------------

                                      or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the transition period from____________to___________


Commission file number 0-27248
                       -------

                      Learning Tree International, Inc.
                      ---------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               95-3133814
                --------                               ----------
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

                             Yes    X     No
                                ---------    --------

The number of shares of common stock, $.0001 par value, outstanding as of August 3, 2001, is 19,240,545 shares.

                           Total number of pages  18
                                                  --

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                                 June 30, 2001

                               TABLE OF CONTENTS

Part I--Financial Statements
                                                                                                             Page
                                                                                                             ----
 Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheets.......................................................      3
             Condensed Consolidated Statements of Operations.............................................      4
             Condensed Consolidated Statements of Stockholders' Equity...................................      5
             Condensed Consolidated Statements of Cash Flows.............................................      6
             Notes to Condensed Consolidated Financial Statements........................................      7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........      9

Part II--Other Information

 Item 1.  Legal Proceedings..............................................................................      17
 Item 2.  Changes in Securities..........................................................................      17
 Item 3.  Defaults Upon Senior Securities................................................................      17
 Item 4.  Submission of Matters to a Vote of Security Holders............................................      17
 Item 5.  Other Information..............................................................................      17
 Item 6.  Exhibits and Reports on Form 8-K...............................................................      17

Signatures...............................................................................................      18

PART I-FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,      September 30,
                                                                                        2001            2000
                                                                                    ------------    ------------
ASSETS                                                                              (Unaudited)
Current assets:
 Cash and cash equivalents........................................................  $101,397,000    $116,231,000
 Short-term interest-bearing investments..........................................            --      37,882,000
 Trade accounts receivable, net...................................................    19,139,000      25,565,000
 Prepaid marketing expenses.......................................................     1,910,000       1,723,000
 Prepaid income taxes.............................................................     5,973,000              --
 Prepaid expenses and other.......................................................     5,939,000       5,251,000
                                                                                    ------------    ------------
   Total current assets...........................................................   134,358,000     186,652,000

Equipment, property and leasehold improvements, net...............................    28,430,000      22,752,000
Long-term interest-bearing investments............................................     8,450,000       8,824,000
Other assets......................................................................     2,119,000       2,125,000
                                                                                    ------------    ------------
   Total assets...................................................................  $173,357,000    $220,353,000
                                                                                    ============    ============

LIABILITIES
Current liabilities:
 Trade accounts payable...........................................................  $ 12,213,000    $ 15,283,000
 Deferred revenue.................................................................    59,992,000      53,327,000
 Accrued liabilities..............................................................     9,307,000      11,820,000
 Income taxes payable.............................................................     2,130,000       4,729,000
                                                                                    ------------    ------------
   Total current liabilities......................................................    83,642,000      85,159,000

Deferred income taxes.............................................................        79,000          82,000
Deferred facilities rent..........................................................     2,637,000       2,317,000
                                                                                    ------------    ------------
   Total liabilities..............................................................    86,358,000      87,558,000
                                                                                    ------------    ------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
 Common Stock, $.0001 par value, 75,000,000 shares authorized,
  19,241,000 and 22,119,000 shares issued and outstanding, respectively...........         2,000           2,000
 Additional paid-in capital.......................................................     1,660,000      52,649,000
 Cumulative foreign currency translation..........................................    (5,448,000)     (4,007,000)
 Retained earnings................................................................    90,785,000      84,151,000
                                                                                    ------------    ------------
   Total stockholders' equity.....................................................    86,999,000     132,795,000
                                                                                    ------------    ------------
   Total liabilities and stockholders' equity.....................................  $173,357,000    $220,353,000
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                          June 30,                         June 30,
                                                 ---------------------------      -----------------------------
                                                    2001            2000              2001             2000
                                                 -----------     -----------      ------------     ------------
Revenues.......................................  $57,833,000     $63,024,000      $177,927,000     $165,420,000
Cost of revenues...............................   23,933,000      22,261,000        71,701,000       59,330,000
                                                 -----------     -----------      ------------     ------------
  Gross profit.................................   33,900,000      40,763,000       106,226,000      106,090,000
                                                 -----------     -----------      ------------     ------------

Operating expenses:
  Course development...........................    2,957,000       2,699,000         8,893,000        7,598,000
  Sales and marketing..........................   16,095,000      14,036,000        47,676,000       41,172,000
  General and administrative...................    6,828,000       6,520,000        20,243,000       18,519,000
                                                 -----------     -----------      ------------     ------------
                                                  25,880,000      23,255,000        76,812,000       67,289,000
                                                 -----------     -----------      ------------     ------------

Income from operations.........................    8,020,000      17,508,000        29,414,000       38,801,000
                                                 -----------     -----------      ------------     ------------

Other income (expense):
  Interest expense.............................       (3,000)         (7,000)           (7,000)         (12,000)
  Interest income..............................    1,176,000       1,896,000         5,689,000        4,797,000
  Foreign exchange.............................       70,000        (149,000)         (464,000)        (292,000)
  Other........................................       98,000        (307,000)          (38,000)        (149,000)
                                                 -----------     -----------      ------------     ------------
                                                   1,341,000       1,433,000         5,180,000        4,344,000
                                                 -----------     -----------      ------------     ------------

Income before provision for income taxes.......    9,361,000      18,941,000        34,594,000       43,145,000
Provision for income taxes.....................    3,323,000       6,629,000        12,281,000       15,100,000
                                                 -----------     -----------      ------------     ------------
Net income.....................................  $ 6,038,000     $12,312,000      $ 22,313,000     $ 28,045,000
                                                 ===========     ===========      ============     ============


Earnings per common share......................  $      0.31     $      0.56      $       1.06     $       1.29
                                                 ===========     ===========      ============     ============

Earnings per common share assuming
 dilution......................................  $      0.31     $      0.54      $       1.03     $       1.25
                                                 ===========     ===========      ============     ============

Weighted average number of shares
 outstanding...................................   19,402,000      21,793,000        21,050,000       21,699,000
                                                 ===========     ===========      ============     ============

Diluted shares outstanding.....................   19,742,000      22,717,000        21,689,000       22,370,000
                                                 ===========     ===========      ============     ============


    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                 Notes            Foreign
                                               Additional       Receivable         Currency                          Total
                                  Common        Paid-In           From          Translation      Retained       Stockholders'
                                   Stock        Capital       Stockholders       Adjustment      Earnings          Equity
                                  -------     -----------     -------------     ------------    -----------     -------------
Balance,
  September 30, 1999...........   $ 2,000     $39,888,000     $     (6,000)    $ (1,300,000)   $ 47,056,000     $  85,640,000

  Comprehensive income:
    Net income.................        --              --               --               --      28,045,000        28,045,000

    Foreign currency
     translation...............        --              --               --       (1,549,000)             --        (1,549,000)
                                                                                                                -------------
  Comprehensive income.........                                                                                    26,496,000

  Stock option exercises.......        --       5,845,000               --               --              --         5,845,000

  Tax benefit related to stock
     option exercises..........        --       1,253,000               --               --              --         1,253,000


  Collection of notes
    receivable.................        --              --            6,000               --              --             6,000
                                  -------     -----------     ------------     ------------    ------------     -------------

Balance at
 June 30, 2000.................   $ 2,000     $46,986,000     $         --     $ (2,849,000)   $ 75,101,000     $ 119,240,000
                                  =======     ===========     ============     ============    ============     =============
Balance,
  September 30, 2000...........   $ 2,000     $52,649,000     $         --     $ (4,007,000)   $ 84,151,000     $ 132,795,000

  Comprehensive income:
    Net income.................        --              --               --               --      22,313,000        22,313,000

    Foreign currency
     translation...............        --              --               --       (1,441,000)             --        (1,441,000)
                                                                                                                -------------

  Comprehensive income.........                                                                                    20,872,000

  Stock option exercises.......        --       4,410,000               --               --               --        4,410,000


  Tax benefit related to
     stock option exercises....        --       1,595,000               --               --               --        1,595,000

  Stock repurchases............        --     (56,994,000)              --               --     (15,679,000)      (72,673,000)
                                  -------     -----------     ------------     ------------     -----------     -------------

Balance at
 June 30, 2001.................   $ 2,000     $ 1,660,000     $         --     $ (5,448,000)    $90,785,000     $  86,999,000
                                  =======     ===========     ============     ============     ===========     =============

     See accompanying notes to condensed consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             For the Nine Months
                                                                               Ended  June 30,
                                                                         ---------------------------
                                                                             2001           2000
                                                                         ------------   ------------
Cash flows--operating activities:
  Net income........................................................     $ 22,313,000   $ 28,045,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization..................................        6,113,000      6,491,000
     Unrealized foreign exchange losses.............................          390,000        215,000
     Deferred facilities rent charges...............................          353,000       (300,000)
     Losses on retirements of equipment and leasehold improvements..          141,000        144,000
     Change in net assets and liabilities:
        Trade accounts receivable...................................        5,967,000     (8,181,000)
        Prepaid marketing expenses..................................         (189,000)       739,000
        Prepaid expenses and other..................................         (846,000)    (1,411,000)
        Income taxes................................................       (6,790,000)     5,580,000
        Trade accounts payable......................................       (2,704,000)       (54,000)
        Deferred revenue............................................        7,967,000     13,891,000
        Accrued liabilities.........................................       (2,282,000)     3,635,000
                                                                         ------------   ------------
     Net cash provided by operating activities......................       30,433,000     48,794,000
                                                                         ------------   ------------

Cash flows--investing activities:
  Purchases of equipment, property and leasehold improvements.......      (12,418,000)    (4,936,000)
  Retirements of equipment, property and leasehold improvements.....           52,000        874,000
  Sales of short-term interest-bearing investments:
     Investments held to maturity...................................       68,615,000     94,106,000
     Investments held for sale......................................               --     37,800,000
  Purchases of short-term interest-bearing investments:
     Investments held to maturity...................................      (30,733,000)   (56,899,000)
     Investments held for sale......................................               --    (38,600,000)
 Other, net.........................................................          (65,000)      (862,000)
                                                                         ------------   ------------
        Net cash provided by investing activities...................       25,451,000     31,483,000
                                                                         ------------   ------------

Cash flows--financing activities:
  Repurchases of Common Stock.......................................      (72,673,000)            --
  Proceeds from exercise of stock options...........................        4,410,000      5,845,000
  Collections of stockholder notes receivable.......................               --          6,000
                                                                         ------------   ------------
        Net cash provided by (used in) financing activities.........      (68,263,000)     5,851,000
                                                                         ------------    ------------

Effects of exchange rates on cash...................................       (2,455,000)    (1,995,000)
                                                                         ------------   ------------
Net increase (decrease) in cash and cash equivalents................      (14,834,000)    84,133,000
Cash and cash equivalents at the beginning of the period............      116,231,000     33,059,000
                                                                         ------------   ------------
Cash and cash equivalents at the end of the period..................     $101,397,000   $117,192,000
                                                                         ============   ============

Supplemental disclosures:
  Income taxes paid.................................................     $ 13,331,000   $  8,101,000
                                                                         ============   ============
  Interest paid.....................................................     $         --   $      6,000
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

Note 2  Computation of Earnings per Common Share and Earnings per Common Share
        ----------------------------------------------------------------------
        Assuming Dilution:
        ------------------

     Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 340,000 shares and 639,000 shares were added to the weighted average number of shares outstanding for the three and nine month periods ended June 30, 2001, respectively. Approximately 924,000 shares and 671,000 shares were added to the weighted average number of shares outstanding for the three and nine month periods ended June 30, 2000, respectively. Approximately 1,586,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the quarter ended June 30, 2001 because they were antidilutive.

Note 3  Litigation:
        ----------

     On August 6, 1998, a class action lawsuit was filed against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et al., Case No. 98-6384 ABC), purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and May 13, 1998.

     In May 2000, plaintiffs and defendants executed a Stipulation of Settlement ("Settlement Stipulation") in the Schlagal Action, which was filed with the Court. The Settlement Stipulation provided, among other things, for dismissal of the Schlagal Action against all defendants. Counsel for plaintiffs provided written notice of the Settlement Stipulation to class members, giving them the opportunity to object to the Settlement Stipulation or to opt out of participation in the settlement. Only four class members opted out.

     On August 7, 2000, the Court gave its final approval to the Settlement Stipulation and signed and filed a Judgment which, among other things, dismissed
the Schlagal action against all defendants.   The Judgment is now final and non-
appealable.


Note 4  Repurchase of Company Stock:
        ----------------------------

     On November 27, 2000, the Board of Directors of the Company authorized the reinstatement of the stock repurchase plan. During the third quarter ended June 30, 2001, the Company repurchased 1,729,100 shares of Common Stock for $36,347,000. In total, during the nine month period ended June 30, 2001, the Company repurchased 3,142,400 shares of Common Stock for $72,673,000. The Company may make additional purchases through open-market transactions based upon market conditions and pursuant to the requirements of Rule 10b-18 of the Securities Exchange Act of 1934. There can be no assurance that the Company will repurchase additional shares of Common Stock.

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

     In the past, the Company has delivered certain of its courses by using a computer-based training method ("CBT") on CD-ROMs. In 1999, the Company discontinued further development of its CBT courses, and substantially reduced its sales and marketing of these courses. During fiscal 2000, sales of CBT contributed a small amount of relatively high margin revenues, and by the end of fiscal 2000 sales of CBT courses were largely discontinued.

     The Company has engaged in limited testing of a system for delivering its courses over the Internet ("e-learning"). Until the Company develops what it believes could be a profitable e-learning business model, it expects to limit its ongoing investment in e-learning. There can be no assurance that the Company will be able to successfully develop or profitably implement its current or any other e-learning strategy.

Results of Operations

     In the third quarter ended June 30, 2001, revenues decreased by 8% to $57.8 million from $63.0 million for the corresponding quarter of the prior year. Income from operations for the quarter ended June 30, 2001 decreased by 54% to $8.0 million versus $17.5 million for the same quarter of fiscal 2000. Net income for the quarter ended June 30, 2001 decreased by 51% to $6.0 million from $12.3 million for the same period last year.

     For the nine month period ended June 30, 2001, year-to-date revenues increased by 8% to $177.9 million from $165.4 million for the nine months ended June 30, 2000. Income from operations for the nine months ended June 30, 2001, decreased by 24% to $29.4 million versus $38.8 million for the corresponding period of the prior year. Net income for the nine months ended June 30, 2001 decreased by 20% to $22.3 million versus $28.0 million for the corresponding period of the prior year.

     The decline in revenues in the third quarter of fiscal 2001 was primarily the result of a 4% decrease in the number of multi-day course participants to 37,516 compared to 39,172 in the corresponding three months of the prior year and a 1% decrease in average revenue per multi-day course participant. The decrease in the number of multi-day course participants is primarily the result of the economic slowdown in the IT industry, which the Company believes has resulted in more cautious spending by its customers. For the nine months ended June 30, 2001, the increase in revenues resulted primarily from a 12% increase in the number of multi-day course participants to 113,335 compared to 101,450 in the corresponding nine months of the prior year, partially offset by a 1% decrease in average revenue per multi-day course participant. This increase in course participants reflects better market conditions for IT training during the first quarter of fiscal 2001 and an increase in expenditures for course development, sales and marketing. Additionally, since the sales of CBT courses were largely discontinued as of September 30, 2000, total revenues reflect a reduction in CBT revenues in both the three months and nine months ended June 30, 2001 as compared to the same periods of the prior year.

     For both the three month and nine month periods ended June 30, 2001, the average revenue per attendee declined 1% as compared to the same periods in the prior fiscal year. These trends primarily reflect the impact of changes in foreign exchange rates compared to the exchange rates that prevailed during the corresponding periods in fiscal 2000. Changes in exchange rates compared with last year adversely affected revenues by approximately 4% in the third quarter of fiscal 2001 and 5% in the comparable year-to-date period. The effect of changes in foreign exchange rates was partially offset by the impact of increases in prices. Excluding the impact of exchange rate changes, the average revenue per multi-day course participants increased 3% in local currencies for the three months ended June 30, 2001 compared to the same quarter of the prior year and 4% for the nine months ended June 30, 2001 compared to the year-to-date period.

     The Company's cost of revenues for its instructor-led courses primarily includes the costs associated with course instructors, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues increased to 41.4% of revenues in the third quarter of fiscal 2001 compared to 35.3% in the third quarter of fiscal 2000. For the nine months ended June 30, 2000, the cost of revenues increased to 40.3% of revenues compared to 35.9% for the same period in fiscal 2000. The change in margins in instructor-led courses in the third quarter of fiscal 2001 reflects an 11% decrease in revenue per multi-day course event and a 3% increase in cost per multi-day course event. For the nine months ended June 30, 2001, the change in margins in the Company's instructor-led courses reflects a 7% decrease in revenue per multi-day course event and a 2% increase in cost per multi-day course event. The decrease in revenue per multi-day course event primarily reflects a decrease in average attendees per event and the decrease in average revenue per attendee. The higher cost per multi-day course event is primarily due to increased instructor training and recruiting activities, expansion costs associated with the Company's education centers in New York City, Chicago and Atlanta, and an increase in lease rates for the Company's education center in Reston, Virginia. The increased cost per multi-day course event was partially offset by the impact of changes in foreign exchange rates compared to the exchange rates that prevailed during the corresponding periods in fiscal 2000. Excluding the impact of foreign exchange rate changes, the cost per multi-day course event would have been 7% higher for both the same quarter of the prior year and the year-to-date period. In addition, the overall cost of revenues increased as a percent of revenues in part because of the reduction in relatively high margin CBT sales during fiscal 2001.

     For the third quarter of fiscal 2001, the cost of revenues increased by 8% to $23.9 million from $22.3 million for the same quarter of fiscal 2000. For the nine months ended June 30, 2001, the Company's cost of revenues increased by 21% to $71.7 million from $59.3 million for the corresponding period in the prior year. The increase in the cost of revenues compared to the same period in the prior year primarily reflects a 6% increase in the number of course events during the third quarter of fiscal 2001 and a 19% increase for the year-to-date period. During the third quarter of fiscal 2001, the number of multi-day instructor-led course events was 2,551 compared to 2,413 during the same period last year. For the nine months ended June 30, 2001, the number of multi-day instructor-led courses was 7,534 compared to 6,308 for the corresponding period in fiscal 2000. In addition, this increase is due to higher instructor training and recruiting activities, education center expansion costs, and higher lease rates. These higher costs are partially offset by the impact of changes in foreign exchange rates.

     Course development expense includes the costs of developing new course titles and updating the Company's existing course library. The principal costs are for internal product development staff and independent consultants who serve as subject matter experts. Course development expense was 5.1% of revenue during the third quarter of fiscal 2001 compared to 4.3% for the same period of fiscal 2000. For the nine months ended June 30, 2001, course development expense was 5.0% of revenue compared to 4.6% of revenue for the corresponding period in the prior year. Course development expenses increased by 10% to $3.0 million for the quarter ended June 30, 2001 from $2.7 million in the quarter ended June 30, 2000. For the nine months ended June 30, 2001, course development expenses increased by 17% to $8.9 million from $7.6 million for the corresponding period in the prior year. These increases are primarily due to an increase in the number of instructor-led course titles that were developed during the period, as well as a modest increase in the Company's investment in e-learning.

     The Company offered 163 multi-day course titles as of June 30, 2001, compared to 145 a year earlier. The Company has recently released additional multi-day course titles on topics such as Windows 2000, SQL Server 2000, Web development, C# programming, UNIX, Security, Cisco Switched Networks, Oracle9i, Technical Writing and IT Management. The change in the size of the multi-day course library reflects the net effect of the introduction of new titles and the retirement of old titles. Old titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content. The actual number of instructor-led course titles which the Company will produce, and their delivery dates, are subject to a number of factors such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts. There can be no assurance that the Company will develop more titles than it retires in any period. Course development costs may increase in the future as the Company continues to expand its instructor-led training course library and explores the development of Internet distance learning approaches and technologies.

     Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities. The Company generally tries to adjust its expenditures for sales and marketing depending on its expectations of future customer demand and other factors. However, if the Company's assumptions prove to be wrong, any significant revenue shortfall would have a material adverse effect on the Company's results of operations.

     Sales and marketing expenses increased by 15% to $16.1 million for the quarter ended June 30, 2001 from $14.0 million for the quarter ended June 30, 2000. For the nine months ended June 30, 2001, sales and marketing expenses increased by 16% to $47.7 million from $41.2 million for the corresponding period in the prior fiscal year. The increase primarily reflects increased marketing activities and marketing costs and increases in the number of sales personnel. For the nine months ended June 30, 2001, the increase also reflects increased selling commission due to the higher level of sales. Sales and marketing expense for the quarter ended June 30, 2001 increased as a percentage of revenues to 27.8% compared to 22.3% for the quarter ended June 30, 2000. Sales and marketing expenses for the nine months ended June 30, 2001 increased to 26.8% as a percentage of revenues compared to 24.9% for the same period last year.

     General and administrative expenses increased by 5% to $6.8 million for the quarter ended June 30, 2001 compared to $6.5 million in the same quarter of the prior year. For the nine months ended June 30, 2001, general and administrative expenses increased by 9% to $20.2 million from $18.5 million for the corresponding period in the prior year. The increase in general and administrative expenses reflects increases in administrative staff and related costs. As a percentage of revenue, these costs increased to 11.8% in the quarter ended June 30, 2001 from 10.3% in the corresponding period of the prior year. In the nine months ended June 30, 2001, these costs increased slightly to 11.4% from 11.2% as a percentage of revenue as compared to the same period of the 2000 fiscal year.

     Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. Other income (expense) decreased by 6% to $1.3 million for the quarter ended June 30, 2001 versus $1.4 million for the corresponding quarter in the prior year. For the nine months ended June 30, 2001, other income (expense) increased by 19% to $5.2 million from $4.3 million for the corresponding nine month period in the prior year. Interest income decreased to $1.2 million for the quarter ended June 30, 2001 compared to $1.9 million in the same quarter of the prior year primarily due to lower cash balances and interest rates. This decrease was partially offset by foreign exchange gains of $70,000 recorded in the third quarter of fiscal 2001, compared to foreign exchange losses of $149,000 in the third quarter of fiscal 2000. For the nine months ended June 30, 2001, interest income increased to $5.7 million from $4.8 million for corresponding period in the prior year. This increase was partially offset by foreign exchange losses of $464,000 in the nine months ended June 30, 2001, compared with foreign exchange losses of $292,000 in the corresponding period of the prior year. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of the Company's foreign subsidiaries.

     The provision for income taxes decreased $3.3 million to $3.3 million for the quarter ended June 30, 2001 compared to $6.6 million for the same quarter of the prior year. For the nine months ended June 30, 2001, the provision for income taxes decreased $2.8 million to $12.3 million from $15.1 million for the same period a year ago. The decreases in the income tax provision reflect the decreases in taxable income, partially offset by a slight increase in the effective tax rate.

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

Liquidity and Capital Resources

     Cash and cash equivalents and short-term interest-bearing investments decreased to $101.4 million at June 30, 2001 from $154.1 million at September 30, 2000, primarily as a result of cash used for repurchases of Common Stock, income tax payments, expansion costs related to the Company's education centers in New York, Chicago and Atlanta, and investments in new and upgraded course equipment. The decrease was partially offset by cash provided by operations and proceeds from the exercise of stock options. For the nine months ended June 30, 2001, cash provided by operations was approximately $30.4 million compared to $48.8 million during the same period in the prior year. This decrease in cash provided by operations primarily reflects the change in profitability and higher income tax payments. At June 30, 2001, the Company had working capital of $50.7 million.

     In November 2000, the Board of Directors of the Company authorized the reinstatement of the Company's stock repurchase plan. During the third quarter ended June 30, 2001, the Company repurchased 1,729,100 shares of Common Stock for $36,347,000. In total, during the nine month period ended June 30, 2001, the Company repurchased 3,142,400 shares of Common Stock for $72,673,000. The Company may make additional purchases through open-market transactions based upon market conditions and pursuant to the requirements of Rule 10b-18 of the Securities Exchange Act of 1934. There can be no assurance that the Company will repurchase additional shares of Common Stock.

     For the nine months ended June 30, 2001, the Company invested $12.4 million in equipment and facilities compared to $4.9 million in the same period of the prior year. The higher level of investment during the current year was primarily related to the build-out of education center facilities in New York, Chicago and Atlanta and the purchase of new and upgraded course equipment. As of June 30, 2001, the Company had no other material future purchase obligations, capital commitments or debt and believes that its cash and cash equivalents, its short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

Outlook For Fiscal 2001

     Backlog. At June 30, 2001, the Company had a backlog of orders for instructor-led courses of $37.0 million, which represented a 2% increase compared to the backlog of $36.2 million at June 30, 2000. At July 31, 2001, the Company had a backlog of orders for instructor-led courses of $36.5 million, which represented a 1% decrease compared to the backlog of $36.7 million at July 31, 2000. Only a portion of the Company's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

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

     Approximately 40% of the Company's business is conducted in European currencies. Accordingly, fluctuations in the exchange rates of European currencies will impact future revenues and expenses. If current exchange rates remain stable for the remainder of fiscal 2001, the Company believes that its fiscal 2001 revenue will be approximately 5% less than it would have been had the average exchange rates during fiscal 2000 prevailed throughout fiscal 2001.

     Changes in exchange rates that have an adverse effect on the Company's foreign revenues, also reduce its foreign expenses when translated into dollars. If current exchange rates remain stable through the remainder of fiscal 2001, the Company estimates that net income for the year would be approximately 5% lower than the Company would otherwise achieve had fiscal 2000 average exchange rates prevailed throughout fiscal 2001.

     The recent uncertainty surrounding economic conditions, especially in the corporate information technology sector, makes it difficult to forecast the Company's growth rate. During weak economic conditions, the Company's growth rate generally slows. The recent rate of enrollments for courses at the Company's education centers has been about the same as it was a year earlier, while bookings for future customer-site courses have recently been significantly lower than in the comparable period last year.

     The Company believes that some of the factors that could affect fourth quarter revenues include the following:

     . At June 30, 2001, the Company's backlog of $37.0 million was 2% higher than at June 30, 2000. At July 31, 2001, the Company's backlog of $36.5 million was 1% lower than at July 31 last year, primarily reflecting the slowdown during July in bookings for customer site courses.

     . In the most recent marketing programs, the Company announced seven new course titles that will have their initial presentations during the fourth fiscal quarter and expects to retire about six course titles. The Company expects to have approximately 164 course titles in the fourth quarter.

     . Changes in exchange rates compared with last year are expected to adversely affect revenues by approximately 3% in the quarter.

Based on these factors and the Company's current assessment of general economic conditions, the Company believes that its instructor-led base business in the fourth quarter will be between 8% and 10% lower than last year. Additionally, the Company expects to realize no CBT course revenues in the fourth quarter of fiscal 2001, as this product line was largely discontinued at the end of September 2000.

     During the fourth quarter of fiscal 2001, the Company expects the following factors to adversely affect its gross margins by approximately 6% compared to the fourth quarter in the prior fiscal year:

     . Lower attendees per event, primarily the result of the slowing in enrollment growth rates

     .  The absence of high margin CBT revenues

     . Expansion costs associated with the Company's education centers in New York City, Chicago and Atlanta

     . Increased lease rates for the Company's education center in Reston, Virginia

     The Company expects the amount of its fourth quarter sales and marketing expenses to be between the amounts it expended in the second and third quarters. The Company expects that its aggregate expenditures for course development and general and administrative expenses will be approximately the same in the fourth quarter as incurred in the third quarter.

     Interest income reflects changes in the Company's cash balances as well as changes in interest rates. During the third quarter of fiscal 2001, the Company's cash and interest-bearing investments decreased by $35.2 million.
This decrease reflects the $36,347,000 expenditure on repurchases of the Company's Common Stock during the third quarter as well as the construction of the Company's new Atlanta education center, partially offset by cash from operations. Additionally, interest rates in the United States have recently declined 1% and there may be further rate reductions in the future. As a result, interest income can be expected to decline in the fourth quarter compared with the levels in earlier quarters.

     The Company estimates that its tax rate in fiscal 2001 will be approximately 35.5%.

     Changes in economic conditions, and especially the slowdown in corporate spending for IT, make it difficult to forecast future revenues. While some trends indicate a further slowdown, others indicate that the slowdown may be nearing a bottom, while still others indicate a future return to growth. If enrollments for courses at the Company's education centers and bookings for customer-site courses continue at current rates, the Company believes that revenues in its first quarter of fiscal 2002 will increase from those of its fourth quarter of fiscal 2001 by about 6%.

     To date, the Company has maintained an aggressive sales and marketing program. During fiscal 2002, the Company intends to gradually adjust sales and marketing expenditures in accordance with expected revenue levels. The goal of this approach is to expand market share and to strengthen the Company's position for the time when the corporate IT environment begins to improve. The Company also plans to focus on improving the efficiency and effectiveness of its operations, since the extent and duration of the current slowdown remains uncertain.

     Beyond the first quarter of next year, it is likely that the Company's revenues will be influenced by spending trends in the corporate marketplace for information technology. The Company plans to monitor these trends, and may make adjustments to its business plans as the 2002 fiscal year unfolds.

PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

     On August 6, 1998, a class action lawsuit was filed against Learning Tree and certain officers and directors of Learning Tree in the United States District Court for the Central District of California (Schlagal v. Learning Tree International et al., Case No. 98-6384 ABC), purportedly on behalf of persons who purchased Learning Tree's Common Stock between May 8, 1997 and May 13, 1998.

     In May 2000, plaintiffs and defendants executed a Stipulation of Settlement ("Settlement Stipulation") in the Schlagal Action, which was filed with the Court. The Settlement Stipulation provided, among other things, for dismissal of the Schlagal Action against all defendants. Counsel for plaintiffs provided written notice of the Settlement Stipulation to class members, giving them the opportunity to object to the Settlement Stipulation or to opt out of participation in the settlement. Only four class members opted out.

     On August 7, 2000, the Court gave its final approval to the Settlement Stipulation and signed and filed a Judgment which, among other things, dismissed
the Schlagal action against all defendants.   The Judgment is now final and non-
appealable.

Item 2.  CHANGES IN SECURITIES

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
               Not applicable

         b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LEARNING TREE INTERNATIONAL, INC.



Dated:  August 14, 2001              By:  /s/ Gary R. Wright
                                          ---------------------------------
                                          Gary R. Wright
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Duly Authorized Officer)