Form 10-K405
period 2001-09-30
LEARNING TREE INTERNATIONAL INC
filed 2001-12-21
CIK 1002037

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

 The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of December 10, 2001, was $271,437,253. (Excludes 8,303,668 shares held by directors and officers of the Registrant since such persons may be deemed to be affiliates.)

 The number of shares of common stock, $.0001 par value, outstanding as of December 10, 2001, was 18,939,924 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                               Page
Part I

  Item  1. Business.........................................................   3
  Item  2. Properties.......................................................  12
  Item  3. Legal Proceedings................................................  13
  Item  4. Submission of Matters to a Vote of Security Holders..............  13

Part II

  Item  5. Market for Registrant's Common Stock and Related Stockholder
                  Matters...................................................  14
  Item  6. Selected Consolidated Financial Data.............................  16
  Item  7. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................  17
  Item  8. Financial Statements and Supplementary Data......................  29
  Item  9. Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosures.................................  45

Part III

  Item 10. Directors and Executive Officers of the Registrant...............  45
  Item 11. Executive Compensation...........................................  47
  Item 12. Security Ownership of Certain Beneficial Owners and Management...  47
  Item 13. Certain Relationships and Related Transactions...................  47

Part IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..  47
  Signatures................................................................  49

     Except for historical statements and discussions, this discussion consists of "forward-looking statements." Please do not put undue reliance on forward-looking statements. Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties. Many, but not all, of these factors and assumptions are identified in Exhibit 99, "Risk Factors." Although Learning Tree believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true. Accordingly, Learning Tree's actual results will differ from those suggested by any forward-looking statement, and those differences could be material. Factors that could cause or contribute to such differences include, among other things, those factors included under "Risk Factors" in Exhibit 99 as well as those discussed in other places in Learning Tree's filings with the SEC. For example, actual results could differ materially from those projected as a result of Learning Tree's dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of e-learning either by Learning Tree or its competitors; the impact of competition and pricing pressures; Learning Tree's ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree's ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism, and other external events. Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove incorrect, Learning Tree's actual results may vary materially from those anticipated, estimated, expected or projected. In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct. Learning Tree does not undertake any obligation to update forward-looking statements.


                                     PART I

ITEM 1.  BUSINESS

Overview

     Learning Tree International, Inc. ("Learning Tree") is a leading worldwide vendor-independent provider of training to information technology ("IT") professionals working in business and government organizations. Since its founding in 1974, Learning Tree has provided high quality training to over 1.2 million IT professionals. In fiscal 2001, Learning Tree provided training to over 144,000 course participants who were employed by over 18,000 organizations. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-tier companies.

     Learning Tree offers a broad, proprietary library of intensive four- and five-day instructor-led courses, comprising 163 different course titles representing over 4,100 hours of training at September 30, 2001. Learning Tree courses focus on client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, databases, object-oriented technology and IT management.

     As a vendor-independent provider of IT training, Learning Tree designs its own courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course.

Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree courses are highly interactive and are translated into French, Swedish and Japanese. Learning Tree's courses are recommended for one to two semester hours of college credit by the American Council on Education, and are accepted for college credit at the University of Phoenix. Learning Tree's proprietary course development process also allows it to customize its courses for on-site delivery to its customers.

     Learning Tree had 1,093 instructors on September 30, 2001, each of whom was an IT professional combining expert knowledge with extensive practical experience. On average, each expert instructor teaches eight to ten Learning Tree course events per year on an "as needed" basis. During the rest of the year, Learning Tree instructors apply the IT skills they teach as either full-time employees for other companies or as independent consultants.

     Learning Tree offers its proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden, Japan and Hong Kong, and generates approximately half of its revenue internationally. Each Learning Tree operating subsidiary is staffed by local nationals responsible for delivery of Learning Tree courses in that country. Learning Tree's infrastructure and logistical capabilities allow it to coordinate, plan and deliver its courses at Learning Tree's Education Centers, hotel and conference facilities and customer sites worldwide. During fiscal 2001, Learning Tree presented courses in 32 countries.

     Learning Tree has only one material operating segment which is the design and delivery of advanced technology training courses and related services. See
Note 7 of Notes to Consolidated Financial Statements for certain financial data regarding operating segments and geographic regions. Learning Tree has in the past delivered computer based training ("CBT") and has recently been engaged in limited development and testing of a system for delivering its courses over the Internet ("e-learning"). See "Markets and Competition."

Learning Tree's Business Strategy

     The market for IT training is driven by technological change. As the applications of technology evolve and expand, organizations may find themselves hampered in their ability to exploit the latest information technologies because their IT professionals lack up-to-date knowledge and skills. Most organizations address this challenge by retraining their existing IT professionals and training new IT professionals as they are hired. Furthermore, since many businesses use hardware and software products provided by a variety of vendors, their IT professionals require training that applies across vendors, platforms and operating systems.

     Learning Tree's objective is to strengthen its position as one of the world's leading providers of high-end training to IT professionals in business and government organizations through the following long-term strategies:

     Commitment to the Highest Possible Quality Training. Since its founding in 1974, Learning Tree has considered the quality of its courses to be the most important driver for its long-term success. In fiscal 2001, Learning Tree again set new quality records for both the effectiveness of its instructors and the overall value of its courses as measured by evaluations by course participants.

     High Quality Instructor Team. At September 30, 2001, Learning Tree had 1,093 course instructors located around the world, each of whom was an IT professional combining both expert knowledge and extensive "real world" experience. Learning Tree instructors teach an average of eight to ten Learning Tree course events per year on an "as needed" basis. During the rest of the year they apply the IT skills that they teach, either as full-time employees for other companies or as independent consultants. With these "on demand" instructors, Learning Tree can schedule additional courses to respond quickly to its customers' needs for IT training anywhere in the world. In addition, because Learning Tree instructors spend over 80% of their time working in industry settings, they provide Learning Tree with a unique access to industry experts on technology trends and usage throughout the world.

     Learning Tree's success depends on its ability to attract and retain highly-skilled instructors. See Exhibit 99, "Risk Factors." Learning Tree uses a highly systemized program to recruit, train, coach, manage and evaluate its instructor team, which is managed locally within each of its subsidiaries.

     Broad Proprietary Course Library. Learning Tree offers a broad, proprietary library of 163 instructor-led course titles focused on a wide range of IT software and hardware technologies. Learning Tree's instructor-led intensive four- and five-day courses are recommended for one to two semester hours of college credit by the American Council on Education and are accepted for college credit at the University of Phoenix. The following table breaks down the number of Learning Tree course titles by curriculum:

          Courses by Curriculum at September 30, 2001

                                               Number of      Total Hours of
Curriculum                                   Course Titles       Training
------------------------------------------------------------------------------
Windows                                                  20                582
SQL Server                                                9                240
Datacomm and Local Area Networks                          5                126
Internetworking                                          12                306
WAN and Telecommunications                                7                168
Web Development                                          15                366
Internet Security                                         6                144
Java Programming                                          8                192
UNIX/Linux/Solaris                                       14                336
Oracle Database Systems                                  14                372
Notes and Domino                                          5                126
PC Support                                                2                 48
Programming                                              12                288
Windows Programming                                      15                396
Software Development Methods                             11                270

                                               Number of      Total Hours of
Curriculum                                   Course Titles       Training
------------------------------------------------------------------------------
IT Soft Skills                                            8                192
     Total                                              163              4,152
------------------------------------------------------------------------------

     As a vendor-independent provider of IT training, Learning Tree designs its courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Drawing on Learning Tree's international team of expert instructors, each Learning Tree course presents multiple points of view concerning technology applications as used around the world. Learning Tree courses are designed to be highly interactive; most involve "hands-on" training on networked Pentium-based workstations so that participants can practice and assimilate the skills being taught. In addition, participants spend a significant portion of each hands-on Learning Tree course working on computer-based exercises, participating in group workshops and class interactions, and receive extensive course materials that facilitate learning and serve as a post-course reference.

     Learning Tree must anticipate and keep pace with the introduction of new hardware, software and networking technologies and develop courses that effectively train customers in the technologies which they will be using. See
Exhibit 99, "Risk Factors." To identify which courses should be developed, Learning Tree incorporates feedback from the development groups of leading IT vendors, Learning Tree's own worldwide instructor team and Learning Tree course participants and corporate customers.

     Over its 27-year history, Learning Tree has developed and implemented a well-defined, systematic approach to rapidly develop, customize and update its course library and to translate its course content into multiple languages. Learning Tree continuously updates and expands its course content and adds new course titles to keep pace with the introduction of new IT hardware, software and networking technologies and to reflect the evolving IT training needs of its customers. In fiscal 2001, Learning Tree developed 34 new titles and retired 19 titles. Overall, Learning Tree expanded its course library to 163 titles at September 30, 2001 comprising over 4,100 hours of classroom instruction, from 110 titles five years earlier. There can be no assurance that Learning Tree will develop more titles than it retires in any period.

     International Infrastructure and Logistics Capability. Learning Tree meets customer demands for scheduling flexibility by delivering course events frequently at multiple locations around the world. Participants can attend any one of Learning Tree's 163 multi-day courses that, on average, are presented more than once per week around the world. Learning Tree's sophisticated infrastructure and logistics capability allow it to coordinate, plan and deliver its courses at its Education Centers, hotel and conference facilities and at customer sites worldwide. Learning Tree can also present standard or customized courses on demand at its customers' facilities whenever and wherever they desire. By using its large team of instructors, its course development and customization processes, its team of customer support specialists, its logistics team and its hundreds of classroom computer workstations, Learning Tree can rapidly deliver any of its courses to any location in the world.

     In fiscal 2001, Learning Tree presented 9,727 multi-day course events at its education centers and at third-party and customer sites in a total of 32 countries. Learning Tree has formed wholly-owned subsidiaries staffed by local management in the United States (opened in 1974), the United Kingdom (opened in
1978), France (opened in 1977), Canada (opened in 1985), Sweden (opened in
1986), Japan (opened in 1989) and Hong Kong (opened in 1997). Each Learning Tree subsidiary is staffed by local nationals responsible for the sales and delivery of courses in that country. Learning Tree's international operations produced approximately 48% of Learning Tree's revenues in fiscal 2001. Learning Tree's international operations face certain inherent risks, including currency fluctuations, potential difficulties in translating course subject matter into foreign languages; varying political and economic conditions; changes in government regulation; trade barriers; difficulty in staffing foreign offices, and in training and retaining foreign instructors; adverse tax consequences and potential costs associated with expansion into new territories. There can be no assurance that such factors will not have a material adverse effect on Learning Tree in the future. See Exhibit 99, "Risk Factors."

     On an ongoing basis Learning Tree evaluates expanding its operations both within existing education center cities and in new cities or countries. During fiscal 2001, Learning Tree increased the number of its classrooms in New York City from 15 to 21 and in Stockholm from 13 to 17. Also during 2001, Learning Tree opened its first education centers in Chicago and Atlanta, each with 9 classrooms. In addition, Learning Tree leased additional space in Paris for a second education center which is expected to open during fiscal 2002. Learning Tree must continue to overcome the challenges of managing new education centers and dealing with international operations. See Exhibit 99, "Risk Factors." There can be no assurance that Learning Tree will be able to successfully open additional education centers in other locations in the future.

     Long-Term Relationships with Global Customer Base. Learning Tree has built long-standing relationships with its customer base. Learning Tree focuses on training the employees of Fortune 1000-level companies, their international equivalents and government organizations around the world and seeks to build continuing relationships both with its individual course participants and its corporate customers. Learning Tree's customers generally operate in the computer, communications, electronics, systems integration, finance, aerospace, government and military, manufacturing and energy sectors, among others. In fiscal 2001, Learning Tree provided training to over 144,000 multi-day course participants who were employed by over 18,000 organizations. Learning Tree had over 245 customers worldwide that purchased over $100,000 of Learning Tree training in fiscal 2001. Generally, each customer purchased this training throughout the year in individual purchase decisions ranging from $2,000 to $20,000 rather than through a single contract. No customer accounted for 10% or more of Learning Tree's fiscal 2001 revenues.

     Sophisticated Multi-Tiered Sales and Marketing Organization. Learning Tree employs a sophisticated multi-tiered marketing organization to market its course offerings to existing customers and to attract new customers. Since its inception 27 years ago, Learning Tree has created and built a strong brand image for providing high quality training for IT professionals through the frequent and prominent use of its trademarks in direct marketing and course materials. Learning Tree markets its courses primarily through direct mail marketing to its proprietary database of over 2,000,000 IT professionals and managers who have attended, inquired about, or sent a staff member to Learning

Tree courses, as well as to additional IT professionals on rented mailing lists. Learning Tree also utilizes targeted, personalized e-mails through its automated e-mail marketing system to advise prospective course participants of upcoming events. Learning Tree also markets its products and services over the Internet on its web site (http://www.learningtree.com). (Information contained on
                 ---------------------------
Learning Tree's web site is not part of this Annual Report on Form 10-K.) Learning Tree also advertises in industry trade magazines and periodicals.

     Learning Tree has built a telemarketing sales team which was comprised of approximately 170 telemarketers and related support staff at September 30, 2001. Learning Tree's telemarketers are responsible for responding to leads which are provided by the direct mailings, website inquiries and other Learning Tree sales and marketing representatives. They also follow up on inquiries from customers and potential clients, and target key purchasers at clients with the potential to become major Learning Tree customers. Learning Tree has developed a proprietary automated system which integrates with its customer and course operations databases and provides its telemarketers with on-line information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process.

     Learning Tree also employs a field sales team which consisted of approximately 55 direct field sales representatives and related support staff at September 30, 2001. The Learning Tree direct sales force primarily focuses on Learning Tree's larger customers to sell customer-site training programs.

     To remain successful, Learning Tree must continue to expand its business with both existing and new customers. See Exhibit 99, "Risk Factors." Learning Tree uses its Training Passports, Training Vouchers and Professional Certifications to motivate purchases of multiple courses by individual IT professionals and their employers. In addition to increasing revenues directly, the long-term relationships built by these programs encourage participants to recommend Learning Tree's courses to their colleagues.

     "Training Passports" permit an individual Passport holder to attend up to a specified number of courses during a 12-month period. The Passports are generally sold as either four-course or eight-course Passports. The list price for a four-course Passport is approximately equivalent to two individual four-day courses and the list price of the eight-course Passport is approximately equivalent to the list price of three four-day courses.

     The "Training Voucher" program allows customers to buy blocks of five or more vouchers, at a fixed discounted price, for future Learning Tree courses to be taken by any person in the client company over a 12-month period.

     Under the Learning Tree Professional Certification Program, Learning Tree certifies IT professionals in a variety of job functions within the areas of Learning Tree's focus. The intent of the Learning Tree Professional Certification Program is to teach all of the skills necessary to master a specific job function rather than to just teach the features of a particular product. A participant who successfully completes the courses and examinations required for a particular certification program receives the professional certification at no additional charge. Since the inception of the Learning

Tree Professional Certification Program in fiscal 1993, over 219,000 participants have completed one or more certification examinations.

Markets and Competition

     Instructor-Led Training. The International Data Corporation ("IDC"), a leading industry research organization, has estimated the IT training market to be $22.4 billion worldwide in 2000. The training of IT professionals, such as programmers, analysts, and engineers, represents the majority of the market for IT training. The IT training market is a large and highly fragmented industry with low barriers to entry. IDC has reported that no single provider holds more than 3% of the market.

     The market includes outside third-party providers of IT training as well as in-house training conducted by the IT departments of organizations. Outside providers of IT training can be further segmented into "vendor-dependent providers", which deliver courses developed by the vendors of software and hardware technologies and which depend heavily on those vendors to market their courses and "vendor-independent providers", which independently develop, market and deliver proprietary courses. Some competitors offer course titles and programs similar to those of Learning Tree at lower prices. In addition, some competitors have greater financial and other resources than Learning Tree. See
Exhibit 99, "Risk Factors."

     Learning Tree's main competitors are vendor-dependent and include the IT hardware and software vendors themselves. Many hardware and software vendors supply training, sometimes bundled in the prices of their product. Other vendor-dependent providers are "ATEC's" and "CTEC's" that deliver these vendors' proprietary courses. In addition, vendor dependant providers may have or claim greater knowledge of upcoming developments in their products and their certifications are widely recognized. Learning Tree differentiates itself from vendor-dependent providers by maintaining a vendor-independent posture and providing cross-platform training solutions. By being vendor-independent, Learning Tree's courses can address the weaknesses, as well as strengths, of a product and describe how to integrate a product with that of other vendors in a multi-vendor network configuration.

     Learning Tree believes that the majority of independent training providers are smaller organizations, which often provide training as one of several services or product lines. Learning Tree differentiates itself from these providers based on the breadth and quality of its proprietary course library, its worldwide delivery capability and the size, quality and experience of its instructor force.

     Internal IT training departments generally provide companies with the most control over the method and content of training, enabling them to tailor the training to their specific needs. However, since internal trainers find it increasingly difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand, organizations increasingly supplement their internal training resources with externally supplied training in order to meet their requirements.

     e-Learning and CBT. IT training is primarily delivered by classroom instructors; video;

technology-based training, including Internet-based "e-learning" and CD-ROM; and printed means. According to IDC, instructor-led classroom training continues to dominate the worldwide IT training market, comprising approximately 66% of the market. Learning Tree believes that instructor-led training will continue to be the largest portion of the market because course participants value the personalized interaction and problem-solving with their instructor and fellow participants concerning their specific projects and applications. Further, instructor-led classroom training insulates course participants from workplace interruptions to facilitate their learning of new technologies. The use of technology-based IT education and training formats, such as Internet-based e-learning, appears to have gained some acceptance in the IT training market. However, surveys published in 2001 by Training Magazine and the American Society for Training and Development report that the industry-wide total percentage of e-learning has declined in recent years, while that of instructor-led training had increased.

     In fiscal 1996, the Company introduced a line of multi-media CBT course titles. In 1999, the Company announced that it intended to shift its focus in technology-based training from these CD-ROM based courses to other distance learning methodologies using the Internet.

     Since Learning Tree decided to discontinue its CBT development activities, it has engaged in limited development and testing of a system for delivering Internet-based e-learning courses. During fiscal 2001, Learning Tree tested the content and packaging of its e-learning pilot courses in Windows 2000, Java, XML and Computer Networking. In these tests, the completion rates for Learning Tree's 3-hour "e-courses" were more than double recently published figures of average completion rates in the e-learning industry. Nonetheless, only a small fraction of Learning Tree's e-learning course participants completed enough 3-hour e-courses to learn the content equivalent to one of Learning Tree's instructor-led courses. In Learning Tree's experience, IT professionals generally require 25 or more hours of focused hands-on training to gain sufficient proficiency with a new technology to accomplish useful work. In contrast, not only do virtually all Learning Tree's instructor-led course participants complete a full course, but many of the participants also complete three or more of Learning Tree's classroom courses in order to master a new technology. While Learning Tree continues to look for a profitable and sustainable model for e-learning in the IT training market, it intends to limit its investment in e-learning, focusing attention on finding ways to use Learning Tree's e-learning assets effectively to support its instructor-led course services. On the other hand, if Learning Tree or anyone else finds a profitable and sustainable model for stand-alone e-learning in the IT training market, Learning Tree expects to be able to use its resources to capitalize on that opportunity. However, it might or might not be successful in doing so. See
Exhibit 99, "Risk Factors."

Employees

     Learning Tree's people are critical to its success. See Exhibit 99, "Risk Factors." The Learning Tree management team has extensive experience in IT training with an average of 18 years of experience with Learning Tree and 23 years of relevant industry experience.

     On September 30, 2001, Learning Tree had a total of 609 full-time equivalent employees, of whom 276 were employed outside the United States. Learning Tree also utilized the services of

1,093 expert instructors to teach its courses on an as-needed basis. Learning Tree considers its relations with its employees and its instructors to be good.

Intellectual Property Rights

     Learning Tree relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Learning Tree's course materials generally do not include any mechanisms to prohibit or prevent unauthorized use. As a result, a third party or parties could copy or otherwise obtain and use Learning Tree's course materials without authorization, either for educational use or to develop competing courses. In addition, Learning Tree operates in countries that do not provide protection of proprietary rights to the same extent as the United States. If substantial unauthorized use of Learning Tree's products were to occur, Learning Tree's business and results of operations could be materially adversely impacted. Learning Tree cannot be certain that its means of protecting its proprietary rights will be adequate or that Learning Tree's competitors will not independently develop similar course titles or delivery methods.

     Learning Tree may also have to defend against claims that its current or future courses infringe on the proprietary rights of others. If such a claim succeeded, Learning Tree might have to change or eliminate courses, and could be required to pay damages or royalties. In addition, litigation over intellectual property rights, whether brought by Learning Tree or by someone else, could be time-consuming and expensive, even if Learning Tree were ultimately to succeed. Accordingly, defending and prosecuting these claims could have a material adverse effect on Learning Tree's operating results. See Exhibit 99, "Risk Factors."

     Learning Tree, the Learning Tree and Professional Certification logos, EDUCATION IS OUR BUSINESS, EDUCATION YOU CAN TRUST, WE BRING EDUCATION TO LIFE, PRODUCTIVITY THROUGH EDUCATION, FROM THE LEARNING TREE, Training Passport, Training Advantage, Alumni Gold, TRAINING YOU CAN TRUST, WE BRING LEARNING TO LIFE, WE BRING IT TRAINING TO YOU, LEARNTRACK, learningtree.com, and 800-THE-TREE are among the trademarks and service marks of Learning Tree. In addition to the trademarks and service marks of Learning Tree, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

Regulatory Environment

     Learning Tree is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, Learning Tree does not depend on government appropriations for those programs and is generally exempt from governmental regulation on public education providers. In contrast, providers of education to the public must comply with many laws and regulations of Federal, state and international governments. However, Learning Tree's operations could be affected by current or future licensing or regulatory requirements. See Exhibit 99, "Risk Factors."

Item 2. PROPERTIES

     Learning Tree's headquarters is located at 6053 West Century Boulevard, Los Angeles, California 90045. Learning Tree owns a 38,500 square foot office facility which is occupied by the sales, administrative and operations groups of its U.S. subsidiary.

     Learning Tree leases all of its education center classroom facilities. The leases expire at various dates over the next 17 years. Learning Tree may lease additional facilities in the foreseeable future. Learning Tree also presents its courses at rented hotel and conference facilities and customer sites. Learning Tree typically provides all of the software, hardware and networking systems required for use in these courses.

     Learning Tree presents its classroom courses at Learning Tree Education Centers in Atlanta, Boston, Chicago, Los Angeles, New York City, the Washington D.C. area, Ottawa, Toronto, London, Paris and Stockholm, as well as in rented hotel or conference centers in those and other cities worldwide. During fiscal 2001, Learning Tree increased the number of its classrooms in New York City from 15 to 21 and in Stockholm from 13 to 17. Learning Tree also opened its first education centers in Chicago and Atlanta, each with 9 classrooms during 2001. In addition, Learning Tree leased additional space in Paris for a second education center which is expected to open during fiscal 2002.

     Learning Tree Education Center classrooms have been custom-designed to accommodate the technical demands of its computer-based courses, including electronic projection of computer screens, local area networks within the classroom and multimedia presentation capability.

     The following table contains certain information regarding Learning Tree's Education Centers and offices at September 30, 2001:

                    Location                  No. of            Total Area in
               (Metropolitan Area)          Classrooms           Square Feet
         ------------------------------ ------------------   ------------------
          Atlanta, GA                            9                 16,903
          Boston, MA                             6                 13,717
          Chicago, IL                            9                 15,779
          Los Angeles, CA                        6                 57,229
          New York, NY                          21                 44,380  (a)
          Washington, DC metropolitan
            area (4 sites)                      36                117,544
          Paris, France                         15                 36,814  (b)
          London, England (2 sites)             41                106,394  (c)
          Ottawa, Canada                         6                 19,965
          Toronto, Canada                       10                 17,207
          Stockholm, Sweden                     17                 32,130
          Tokyo, Japan                         N/A                  1,311
          Hong Kong                            N/A                    574

(a) Excludes 11,600 square feet which Learning Tree subleases to other tenants.

(b) Excludes 12,852 square feet of additional lease space in Paris, France being built-out as an education center.

(c) Excludes 36,117 square feet which Learning Tree subleases to other tenants.

Item 3. LEGAL PROCEEDINGS

     Learning Tree is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on the financial condition or results of operations of Learning Tree.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001 through the solicitation of proxies or otherwise.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     Learning Tree's Common Stock trades on the Nasdaq Stock Market under the symbol LTRE. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq Stock
Market:

                                                          HIGH       LOW
                                                          ----       ---
     Fiscal 2000
          First Quarter................................  32.625      15.50
          Second Quarter...............................   37.75      22.25
          Third Quarter................................   63.25      28.00
          Fourth Quarter...............................  78.875     43.125

     Fiscal 2001
          First Quarter................................  53.875      28.50
          Second Quarter...............................   59.75      14.50
          Third Quarter................................   27.12      19.20
          Fourth Quarter...............................   25.84      19.75

     As of December 10, 2001 there were approximately 2,100 holders of record of the Common Stock.

Volatility of Stock Price

     Learning Tree's Stock price has fluctuated significantly and may continue to do so in the future. Learning Tree believes that some of the reasons for past fluctuations in the price of its stock have included: announcements of developments related to the Learning Tree's business; announcements concerning new products or enhancements by Learning Tree or its competitors; developments in relationships with its customers; market perceptions of new means of delivering training, such as CD-ROMs or the Internet; variations in revenues, gross margins, earnings or other financial results from investors' expectations; fluctuations in results of operations and general conditions in the economy, the market, and the markets served by Learning Tree's customers; and delays in introducing new technologies by both Learning Tree's customers and technology vendors. In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. In many cases, the fluctuations have been unrelated to the operating performance of affected companies. Sales of the Common Stock by officers, directors and employees, especially the Learning Tree's founders could also adversely and unpredictably affect the price of the Common Stock. Additionally, the price could be affected even by the potential for sales by these persons. There can be no assurance that the market price of the Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Learning Tree's performance. See Exhibit 99, "Risk Factors."

Dividends

     To date, Learning Tree has not paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The declaration and payment of dividends by Learning Tree are subject to the discretion of its Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect of such payment on Learning Tree's financial condition and other factors Learning Tree's Board of Directors may in the future consider to be relevant.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of Learning Tree is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended September 30, 2001 and the balance sheet data as of September 30, 2000 and 2001, are derived from Learning Tree's consolidated financial statements for those years which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere herein. The statement of operations data for each of the two years in the period ended September 30, 1998 and the balance sheet data at September 30, 1997, 1998 and 1999 are derived from audited financial statements of Learning Tree not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                ------------------------------------------------
                                  1997      1998      1999      2000      2001
                                --------  --------  --------  --------  --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues......................  $164,483  $187,174  $189,321  $224,008  $227,220
Cost of revenues..............    70,439    80,016    76,598    80,839    92,805
                                --------  --------  --------  --------  --------
 Gross profit.................    94,044   107,158   112,723   143,169   134,415
                                --------  --------  --------  --------  --------
Operating expenses:
 Course development...........    11,048    11,942    19,267    10,294    11,323
 Sales and marketing..........    51,284    59,422    54,996    56,603    63,957
 General and administrative...    19,228    22,509    23,720    25,913    26,676
                                --------  --------  --------  --------  --------
  Total operating expenses....    81,560    93,873    97,983    92,810   101,956
                                --------  --------  --------  --------  --------
Income from operations........    12,484    13,285    14,740    50,359    32,459
Other income (expense), net...     3,066     2,676     4,285     6,709     6,287
                                --------  --------  --------  --------  --------
Income before provision for
 income taxes.................    15,550    15,961    19,025    57,068    38,746
Provision for income taxes....     5,058     5,427     6,611    19,973    13,755
                                --------  --------  --------  --------  --------
Net income....................  $ 10,492  $ 10,534  $ 12,414  $ 37,095  $ 24,991
                                ========  ========  ========  ========  ========
Net earnings per common share
 assuming dilution............  $   0.47  $   0.48  $   0.57  $   1.65  $   1.18
                                ========  ========  ========  ========  ========
Diluted shares outstanding....    22,099    22,015    21,898    22,504    21,156
                                ========  ========  ========  ========  ========

                                                AT SEPTEMBER 30,
                                ------------------------------------------------
                                  1997      1998      1999      2000      2001
                                --------  --------  --------  --------  --------
                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....  $ 32,441  $ 36,055  $ 33,059  $116,231  $108,544
Short-term interest-bearing
 investments..................    24,330    31,136    58,357    37,882        --
Total current assets..........    86,146    90,301   114,338   186,652   137,716
Total assets..................   122,351   137,390   150,781   220,353   174,975
Deferred revenue..............    27,531    33,357    37,618    53,327    61,662
Total current liabilities.....    55,033    59,280    62,247    85,159    88,744
Total stockholders' equity....    65,895    76,828    85,640   132,795    84,060

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical statements and discussions, this discussion consists of "forward-looking statements." The words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Please do not put undue reliance on forward-looking statements. Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties. Many, but not all, of these factors and assumptions are identified in Exhibit 99, "Risk Factors." Although Learning Tree believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true. Accordingly, Learning Tree's actual results will differ from those suggested by any forward-looking statement, and those differences could be material. Factors that could cause or contribute to such differences include, among others, those factors included under "Risk Factors" in Exhibit 99 as well as those discussed in other places in Learning Tree's filings with the SEC. For example, actual results could differ materially from those projected as a result of Learning Tree's dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of e-learning either by Learning Tree or its competitors; the impact of competition and pricing pressures; Learning Tree's ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree's ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism, and other external events. Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove to be incorrect, Learning Tree's actual results may vary materially from those anticipated, estimated, expected or projected. In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct. Learning Tree does not undertake any obligation to update forward-looking statements.


OVERVIEW

         Learning Tree International, Inc. ("Learning Tree") is a leading worldwide vendor-independent provider of training to information technology ("IT") professionals working in business and government organizations. Since its founding in 1974, Learning Tree has provided high quality training to over 1.2 million IT professionals. In fiscal 2001, Learning Tree provided training to over 144,000 course participants who were employed by over 18,000 organizations. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-tier companies.

         Learning Tree offers a broad, proprietary library of intensive four- and five-day instructor-led courses, comprising 163 different course titles representing over 4,100 hours of training at September 30, 2001. Learning Tree courses focus on client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, databases, object-oriented technology and IT management.

         As a vendor-independent provider of IT training, Learning Tree designs its own courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree courses are highly interactive and are translated into French, Swedish and Japanese. Learning Tree's courses are recommended for one to two semester hours of college credit by the American Council on Education, and are accepted for college credit at the University of Phoenix. Learning Tree's proprietary course development process also allows it to customize its courses for on-site delivery to its customers.

         Learning Tree offers its proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden, Japan and Hong Kong, and generates approximately half of its revenue internationally. Each Learning Tree operating subsidiary is staffed by local nationals responsible for delivery of Learning Tree courses in that country. Learning Tree's infrastructure and logistical capabilities allow it to coordinate, plan and deliver its courses at Learning Tree's Education Centers, hotel and conference facilities and customer sites worldwide. During fiscal 2001, Learning Tree presented courses in 32 countries.

         Over the past 20 years, Learning Tree has averaged a compound annual revenue growth rate of 19%, including compound growth of 17% during the past five years. This has included a number of periods of weak economic conditions such as the present. Learning Tree expects that growth will resume in the IT industry because of the strategic value that IT provides companies. The recovery could happen at sometime during the current fiscal year or sometime thereafter. Predicting macroeconomic trends is difficult, particularly given the instability of the current international situation. However, if the domestic and/or international economy continues to weaken, Learning Tree's customers may not increase or may reduce their expenditures on external IT training, which would have an adverse impact on Learning Tree.

         Learning Tree has structured its business so that the majority of its instructor-led course costs are variable and depend primarily upon the number of course events conducted. Learning Tree schedules its multi-day course events throughout the year based on its assessment of demand. Since Learning Tree's instructors typically work full-time in the IT industry and teach Learning Tree course events as needed, Learning Tree's instructor related costs are largely variable. In addition, although the expenses associated with its own Education Centers are fixed, in some cases Learning Tree can moderate its overall facility expenses by varying its use of rented hotel and conference facilities. Learning Tree may adjust the number of new course titles it develops, the size of the direct mailing campaigns and any expansion of the number of classrooms in its education centers based on its expectations of future customer demand and other factors. However, during the current period of weak economic conditions, Learning Tree has thus far actively sought to grow its market share in the face of less well-financed competitors, with the goal of achieving even stronger growth during better economic times. As part of that strategy, Learning Tree has accepted reduced levels of current profitability. During fiscal 2002, Learning Tree intends to continue to balance its efforts to grow market share with an assessment of the effectiveness of the level of expenditures necessary to achieve that goal. Learning Tree also intends to focus on improving the efficiency and effectiveness of its operations, since the extent and duration of the current slowdown remains uncertain. The balance and approach Learning Tree uses will depend on the continued evaluation of ongoing market conditions. See
Exhibit 99, "Risk Factors."

         In the past, Learning Tree has delivered courses using a computer based training ("CBT") method on CD-ROMs. In 1999, Learning Tree discontinued further development of CBT courses, substantially reduced its sales and marketing of those courses and wrote-off capitalized CBT development costs and related equipment as it was estimated that they had no future value. During fiscal 2000, sales of CBT contributed a small amount of relatively high margin revenues. By the end of fiscal 2000, sales of CBT courses had been largely discontinued.

         Since Learning Tree decided to discontinue its CBT development activities, it has engaged in limited development and testing of a system for delivering Internet-based e-learning courses. During fiscal 2001, Learning Tree tested the content and packaging of its e-learning pilot courses in Windows 2000, Java, XML and Computer Networking. In these tests, the completion rates for Learning Tree's 3-hour "e-courses" were more than double recently published figures of average completion rates in the e-learning industry. Nonetheless, only a small fraction of Learning Tree's e-learning course participants completed enough 3-hour e-courses to learn the content equivalent to one of Learning Tree's instructor-led courses. In Learning Tree's experience, IT professionals generally require 25 or more hours of focused hands-on training to gain sufficient proficiency with a new technology to accomplish useful work. In contrast, not only do virtually all Learning Tree's instructor-led course participants complete a full course, but many of the participants also complete three or more of Learning Tree's classroom courses in order to master a new technology. While Learning Tree continues to look for a profitable and sustainable model for e-learning in the IT training market, it intends to limit its investment in e-learning, focusing attention on finding ways to use Learning Tree's e-learning assets effectively to support its instructor-led course services. On the other hand, if Learning Tree or anyone else finds a profitable and sustainable model for stand-alone e-learning in the IT training market, Learning Tree expects to be able to use its resources to capitalize on that opportunity. However, it might or might not be successful in doing so. See
Exhibit 99, "Risk Factors."


RESULTS OF OPERATIONS

         The following table summarizes Learning Tree's consolidated statements of operations for the periods indicated expressed as percentages of revenues:

                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                      -------------------------------
                                         1999        2000     2001
                                         ----        ----     ----

Revenues............................     100%        100%      100%
Cost of revenues....................      40          36        41
                                        ----         ---      ----
  Gross profit......................      60          64        59
Operating expenses:
  Course development................      10           5         5
  Sales and marketing...............      29          25        28
  General and administrative........      13          11        12
                                        ----         ---       ---
  Total operating expenses..........      52          41        45

                                        ----          ---     ----
Income from operations..............       8          23        14
Other income (expense), net.........       2           3         3

                                        ----          ---     ----
Income before provision for
         income taxes...............      10           26       17
Provision for income taxes..........       3            9        6
                                        ----          ---     ----
         Net income.................       7%          17%      11%
                                        ====          ===     ====

FISCAL 2001 COMPARED WITH FISCAL 2000

         In fiscal 2001, Learning Tree's revenues increased by 1% to $227.2 million from $224.0 million in fiscal 2000. Income from operations for fiscal 2001 was $32.5 million, versus $50.4 million in fiscal 2000. Net income for fiscal 2001 was $25.0 million compared to $37.1 million in fiscal 2000.

         Revenues. During fiscal 2001, Learning Tree trained a total of 144,742 multi-day instructor-led course participants, an increase of 5% from the prior year's 137,311 participants. The increase in course participants in fiscal 2001 was primarily the result of better market conditions for IT training during the first half of the year coupled with an increase in expenditures for course development, sales and marketing. During the second half of fiscal 2001, the number of course participants declined from prior year levels. This reflected the economic slowdown in the IT industry, which Learning Tree believes has resulted in more cautious spending by its customers. In addition, the disruption of Learning Tree's courses in the United States due to the attacks of September 11 reduced revenues by approximately $2.3 million.

         The increase in course participants during fiscal 2001 was largely offset by a 4% adverse change in foreign exchange rates. About half of Learning Tree's revenues are denominated in foreign currencies, which are translated into US dollars for financial reporting. Accordingly, exchange rate fluctuations impact Learning Tree's reported revenues. See Exhibit 99, "Risk Factors." Excluding the impact of the exchange rate changes, the average revenue per multi-day course participant would have increased by 3% compared to fiscal 2000. Overall, had exchange rates in fiscal 2001 remained the same as they had been during fiscal 2000, revenues in fiscal 2001 would have been approximately $237.3 million, or 6% greater than revenues in fiscal 2000.

         Since the sales of CBT courses were largely discontinued at the end of fiscal 2000, Learning Tree's fiscal 2001 revenues also reflect the reduction of CBT revenues.

         Cost Of Revenues. Learning Tree's cost of revenues primarily includes the costs associated with course instructors, course materials and equipment, freight, classroom facilities and refreshments. In fiscal 2001, the cost of revenues increased to 40.8% of revenues compared to 36.1% in fiscal 2000. The change in gross profit in Learning Tree's instructor-led courses reflects an 8% decrease in revenue per multi-day course event and a 2% increase in the average cost per multi-day course event. In addition, the cost of revenues increased as a percent of revenues in part because of the reduction in relatively high margin CBT sales during fiscal 2001.

         Learning Tree's revenue per multi-day course event reflects a decline in the average number of attendees per event and the change in average revenue per attendee. In the fourth quarter of fiscal 2001, margins were also adversely affected as a direct result of courses disrupted by the September 11 attacks, since Learning Tree lost much of the revenue from these courses while saving only a small portion of the related course costs.

         Learning Tree's average cost per multi-day course event increased because of increased instructor training and recruiting activities and increased facilities costs associated with the expansion of the New York, Chicago and Atlanta education centers and an increase in lease rates for the Reston education centers. The increased cost per multi-day course event was partially offset by the favorable impact of foreign exchange rates. Excluding the impact of foreign exchange rate changes, the cost per multi-day course event would have been 6% higher than for the prior year.

         The cost of revenues for fiscal 2001 was $92.8 million compared to $80.8 million in fiscal 2000. This increase reflects a 13% increase in the number of course events during fiscal 2001 and the 2% increase in cost per multi-day course event compared to fiscal 2000. During fiscal 2001, Learning Tree presented 9,727 multi-day instructor-led course events compared to 8,574 events in fiscal 2000.

         Course Development Expenses. Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and independent consultants who serve as subject matter experts, are included in course development expenses. Course development costs also include the costs of Learning Tree's e-learning development activities. In fiscal 2001, course development expenses were 5.0% of revenue compared to 4.6% in fiscal 2000. Course development expenses increased in fiscal 2001 by 10% to $11.3 million from $10.3 million in fiscal 2000. The increase primarily reflects an increase in the number of new course titles developed during fiscal 2001, as well as a modest increase in Learning Tree's investment in e-learning.

         Learning Tree has recently released additional course titles on topics such as Web Development, Java, Visual

Basic, Perl, Exchange 2000, and IT Management. At the end of fiscal 2001, Learning Tree offered 163 different multi-day course titles, comprising a total of 4,100 hours of training, compared to 148 titles a year earlier. The increase in the number of titles in fiscal 2001 reflects the net effect of the introduction of 34 new titles and the retirement of 19 titles. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content.

         Learning Tree expects to have approximately 162 course titles in the first quarter of fiscal 2002. The actual number of course titles which Learning Tree will produce, and their delivery dates, are subject to a number of factors such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts who are also responsible for teaching Learning Tree's instructor-led courses. The recent increases in the number of courses being retired may continue in coming quarters as Learning Tree seeks to manage gross profit levels and course development and marketing expenses. As a result, the total number of active course titles may decline slightly as the fiscal 2002 progresses.

         Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

         For fiscal 2001, sales and marketing expenses were 28.1% of revenues compared to 25.3% in fiscal 2000. During fiscal 2001, sales and marketing expenses increased by 13% to $64.0 million from $56.6 million in fiscal 2000. The increase primarily reflects increased marketing activities and marketing costs to support the increased revenues during the first half of the year, and to build market share in the second half. Learning Tree generally has the ability to adjust its expenditures for sales and marketing depending on its expectations of future customer demand, market conditions, strategic objectives and other factors. However, if the expectations prove to be wrong, any significant revenue shortfall would have a material adverse effect on the Learning Tree's results of operations.

         General And Administrative Expenses. As a percentage of revenue, general and administrative expenses were 11.7% in fiscal 2001 compared to 11.6% in fiscal 2000. General and administrative expenses increased in fiscal 2001 by 3% to $26.7 million from $25.9 million in fiscal 2000. The increase in general and administrative expenses reflects increases in administrative staff and related costs, partly offset by decreases in incentive compensation costs.

         Other Income (Expense). Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In fiscal 2001, other income (expense) decreased to $6.3 million of income from $6.7 million in fiscal 2000 primarily because of lower interest income and foreign exchange losses.

         During fiscal 2001, Learning Tree used approximately $79.4 million of its cash to repurchase Common Stock. The resulting decline in interest-bearing investments, together with lower interest rates in the marketplace caused interest income to decline by $320,000 in fiscal 2001 compared to fiscal 2000.

         Learning Tree recorded foreign exchange losses of $496,000 in fiscal 2001 compared to foreign exchange losses of $462,000 in fiscal 2000. These losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree's foreign subsidiaries.

         Income Taxes. In fiscal 2001, Learning Tree's income tax provision decreased to $13.8 million from $20.0 million in fiscal 2000, as a result of lower taxable income, partially offset by a slight increase in the effective tax rate. Learning Tree operates as a holding company with operating subsidiaries in several countries. Each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Since taxes are incurred at the subsidiary level, and tax rates vary from country to country and one subsidiary's tax losses cannot offset the taxable income of subsidiaries in other tax jurisdictions, Learning Tree's consolidated effective tax rate may vary. See
Note 2 of the Notes to Consolidated

Financial Statements.

         Geographic Segments. Learning Tree has education centers in six countries around the world, and has traditionally derived approximately half of its revenues from outside the United States. The increase in revenues in fiscal 2001 reflects increased revenues in both Europe and the United States. Revenues from Europe were $93.8 million in fiscal 2001 as compared to $90.4 million in fiscal 2000, primarily due to growth in the United Kingdom and Sweden. The United States recorded revenues of $117.3 million in fiscal 2001 compared to revenues of $117.1 million in fiscal 2000. See Note 7 of the Notes to Consolidated Financial Statements.

         Although Learning Tree's consolidated financial statements are stated in U.S. dollars, several of Learning Tree's subsidiaries have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of Learning Tree's subsidiaries from the functional currencies to U.S. dollars are reported as an adjustment to stockholders' equity. Fluctuations in exchange rates may also have an effect on Learning Tree's results of operations. Since both revenues and expenses are generally denominated in the subsidiary's local currency, changes in exchange rates that have an adverse effect on Learning Tree's foreign revenues are partially offset by a favorable effect on Learning Tree's foreign expenses. The impact of future exchange rates on Learning Tree's results of operations cannot be accurately predicted. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, Learning Tree may undertake such transactions. There can be no assurance that any hedging techniques implemented by Learning Tree would be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99, "Risk Factors."

         Accounting Pronouncements. In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," SFAS No. 143 "Accounting for Asset Retirement Obligations," and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Learning Tree believes that these statements will not have a material effect on its reported financial position or results of operations.


FISCAL 2000 COMPARED WITH FISCAL 1999

         In fiscal 2000, Learning Trees' revenues increased by 18% to $224.0 million from $189.3 million in fiscal 1999. Income from operations increased by 242% to $50.4 million in fiscal 2000, versus $14.7 million in fiscal 1999. Net income in fiscal 2000 increased by 199% to $37.1 million compared to $12.4 million fiscal 1999. Excluding the effect of the write-off of capitalized CBT development costs and equipment in the third quarter of fiscal 1999, income from operations in fiscal 2000 increased 144% and net income increased 127% compared to fiscal 1999.

         Revenues. During fiscal 2000, Learning Tree trained a total of 137,311 multi-day instructor-led course participants, an increase of 21% increase from the prior year's 113,114 participants. Learning Tree believes that the increase in participants in fiscal 2000 reflected the growth in Learning Tree's share of the IT training market and the adoption of new technologies and projects by Learning Tree's customers as they completed their Y2K compliance projects.

         In addition, the growth in revenues in fiscal 2000 reflected an increase in average revenue per multi-day course participant of 1%. The increase in average revenue per multi-day course participant reflected increases in prices, partially offset by the effect of changes in foreign exchange rates. Changes in exchange rates during the year reduced revenues by approximately $5.2 million in fiscal 2000 compared to what fiscal 2000 revenues would have been at the exchange rates prevailing during fiscal 1999.

         The increase in instructor-led course revenues in fiscal 2000 was partially offset by a reduction in CBT revenues.

         Cost Of Revenues. In fiscal year 2000, Learning Tree's cost of revenues improved to 36.1% of revenues compared to 40.5% in fiscal 1999. The improvement in the cost of revenues as a percent of revenue reflected the combined effect of a 5% decrease in costs per multi-day course event and a 2% increase in revenue per multi-day course event, as well as the elimination of the amortization of CBT development costs. The increase in revenue per multi-day course event was due to the 1% increase in average attendees per multi-day course event, as well as the 1% increase in the average revenue per multi-day course participant.

         Learning Tree's average cost per course event declined primarily due to lower costs for classroom facilities, course materials and freight and the effect of changes in foreign exchange rates. The decrease in classroom facility costs reflects a reduction in the use of more expensive hotel facilities as Learning Tree increased its education center capacity in several locations. In July 1999 Learning Tree moved to a new education center facility in Ottawa; in June 2000 Learning Tree expanded the size of its Los Angeles education center; and in September 2000 it moved to a new, larger education center facility in Toronto.

         The cost of revenues increased to $80.8 million in fiscal 2000 from $76.6 million in fiscal 1999. This increase reflects a 20% increase in the number of course events during fiscal 2000, partially offset by the elimination of the amortization of CBT development costs and the 5% decline in costs per course event. During fiscal 2000, Learning Tree completed 8,574 multi-day instructor-led course events compared to 7,126 events in fiscal 1999.

         Course Development Expenses. In fiscal 2000, course development expenses were 4.6% of revenue compared to 10.2% in fiscal 1999. Course development expenses decreased by 47% to $10.3 million in fiscal 2000 from $19.3 million in fiscal 1999. The decline primarily reflected the termination of CBT course development activities and the write-off of $7.1 million of deferred CBT course development costs in fiscal 1999. There were no such CBT development expenses in fiscal 2000. However, fiscal 2000 did include a modest expenditure on e-learning development.

         Learning Tree offered 148 multi-day course titles at the end of fiscal 2000, compared to 143 a year earlier.

         Sales and Marketing Expenses. Sales and marketing expenses in fiscal 2000 decreased to 25.3% as a percentage of revenues compared to 29.0% in fiscal 1999. This improvement primarily reflected the fiscal 2000 revenue growth and measures taken to increase Learning Tree's return on its marketing investments. In fiscal 2000, sales and marketing expenses increased by 3% to $56.6 million from $55.0 million in fiscal 1999. The increase primarily reflected increased selling commissions due to the higher level of sales, more sales and marketing personnel and increased marketing activities, partially offset by a reduction in CBT sales and marketing costs.

         General And Administrative Expenses. As a percentage of revenue, general and administrative expenses decreased to 11.6% in fiscal 2000 from 12.5% in fiscal 1999, as a result of increased leverage on these costs. General and administrative expenses increased by 9% in fiscal 2000 to $25.9 million from $23.7 million in fiscal 1999, reflecting increases in administrative staff and related costs and increases in incentive compensation costs.

         Other Income (Expense). In fiscal 2000, other income (expense) increased to $6.7 million of income from $4.3 million in fiscal 1999 as a result of additional interest income, partly offset by foreign exchange losses of $462,000 in fiscal 2000 compared with foreign exchange gains of $285,000 in fiscal 1999.

         Interest income increased during fiscal 2000 primarily as a result of higher cash levels available for investment and higher average interest rates.

         Income Taxes. In fiscal 2000, the income tax provision increased to $20.0 million from $6.6 million in fiscal 1999. This increase primarily reflected an increase in income before taxes in fiscal 2000 compared to fiscal 1999 and a slight increase in the effective tax rate.

         Geographic Segments. The increase in revenues in fiscal 2000 compared to fiscal 1999 primarily reflected increases in both the United States and Europe. The United States recorded revenues of $117.1 million in fiscal 2000 compared to revenues of $95.7 million in fiscal 1999. Revenues from Europe were $90.4 million in fiscal 2000 as compared to $80.7 million in fiscal 1999, primarily due to growth in the United Kingdom. See Note 7 of the Notes to Consolidated Financial Statements.


QUARTERLY RESULTS OF OPERATIONS

         The following tables set forth unaudited quarterly financial data for each of the eight consecutive fiscal quarters ended September 30, 2001 and its percentage of Learning Tree's revenues. Learning Tree believes that this information includes all adjustments (which consisted solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                THREE MONTHS ENDED
                              -----------------------------------------------------------------------------------
                              DEC. 31,  MARCH 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30,  SEPT. 30,
                                1999      2000       2000      2000       2000      2001       2001       2001
                              --------  ---------  --------  ---------  ---------  ---------  --------  ---------
                                                           (DOLLARS IN THOUSANDS)
Revenues...................    $49,399    $52,997   $63,024    $58,588   $62,104    $57,990   $57,833    $49,293
Cost of revenues...........     18,207     18,862    22,261     21,509    23,613     24,155    23,933     21,104
                              --------  ---------  --------  ---------  --------  ---------  --------  ---------
 Gross profit..............     31,192     34,135    40,763     37,079    38,491     33,835    33,900     28,189
Operating expenses
 Course development........      2,395      2,504     2,699      2,696     2,820      3,116     2,957      2,430
 Sales and marketing.......     12,349     14,787    14,036     15,431    14,517     17,064    16,095     16,281
 General and
  administrative...........      5,901      6,098     6,520      7,394     6,537      6,878     6,828      6,433
                              --------  ---------  --------  ---------  --------  ---------  --------  ---------
 Total operating
  expenses.................     20,645     23,389    23,255     25,521    23,874     27,058    25,880     25,144
                              --------  ---------  --------  ---------  --------  ---------  --------  ---------
Income from operations.....     10,547     10,746    17,508     11,558    14,617      6,777     8,020      3,045
Other income(expense), net       1,277      1,634     1,433      2,365     2,224      1,615     1,341      1,107
                              --------  ---------  --------  ---------  --------  ---------  --------  ---------
Income before provision
 for income taxes..........     11,824     12,380    18,941     13,923    16,841      8,392     9,361      4,152
Provision for income
 taxes.....................      4,138      4,333     6,629      4,873     5,979      2,979     3,323      1,474
                              --------  ---------   -------  ---------  --------  ---------  --------  ---------
Net income.................    $ 7,686    $ 8,047   $12,312    $ 9,050   $10,862    $ 5,413   $ 6,038    $ 2,678
                              ========  =========   =======  =========  ========  =========  ========  =========
AS A PERCENTAGE OF
 REVENUES:
Revenues...................        100%       100%      100%       100%      100%       100%      100%       100%
Cost of revenues...........         37         36        35         37        38         42        41         43
                              --------   --------  --------   --------  --------  ---------  --------   --------
 Gross profit..............         63         64        65         63        62         58        59         57
Operating Expenses
 Course development........          5          5         4          5         4          5         5          5
 Sales and marketing.......         25         28        22         26        23         29        28         33
 General and
  administrative...........         12         11        11         12        11         12        12         13
                              --------   --------  --------   --------  --------  ---------   --------  --------
 Total operating
  expenses.................         42         44        37         43        38         46        45         51
                              --------   --------  --------   --------  --------  ---------   --------  --------
Income from operations.....         21         20        28         20        24         12        14          6
Other income(expense),net            3          3         2          4         3          2         2          2
                              --------   --------  ---------  --------  --------  ---------  --------  ---------
Income before provision
 for income taxes..........         24         23        30         24        27         14        16          8
Provision for income
 taxes.....................          8          8        10          9        10          5         6          3
                              --------    -------  ---------  --------  --------  ---------  --------  ---------
Net income.................         16%        15%       20%        15%       17%         9%       10%         5%
                              ========    =======  =========  ========  ========  =========  ========  =========

         Historically, Learning Tree's quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, timely delivery, frequency and size of, and response to Learning Tree's direct mail marketing and advertising campaigns; the timing of the introduction of new course titles; the mix between course events held at customer-sites and course events held in Learning Tree's education centers and hotels; competitive forces within current and anticipated future markets served by Learning Tree; Learning Tree's ability to attract customers and meet their expectations; currency fluctuations and other risks of international operations; natural disasters, external strikes, acts of war or terrorism, and other external factors; and general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of Learning Tree's spending on development and marketing of its courses and receiving revenues from its customers. See Exhibit 99, "Risk Factors."

         Learning Tree's quarterly revenues and income typically reflect seasonal patterns. Generally, Learning Tree's revenue and operating income are greater in the second half of its fiscal year (April through September) than in the first half (October through March). This is due in large part to seasonal spending patterns of Learning Tree's customers, which are affected by matters such as their budgetary considerations; factors specific to their business or industry; and weather, holiday and vacation considerations. There can be no assurance that these seasonal factors or their effects will remain the same in the future. Revenues for the second half of fiscal 2001 reflect the economic slowdown in the IT industry. Further, the results for the fourth quarter of fiscal 2001 reflect the disruption of Learning Tree's courses in the United States caused by the attacks of September 11.


LIQUIDITY AND CAPITAL RESOURCES

         Learning Tree's cash and cash equivalents and short-term interest-bearing investments decreased to $108.5 million at September 30, 2001 from $154.1 million at September 30, 2000. This decrease resulted from the expenditure of approximately $79.4 million to repurchase approximately 3,473,400 shares of Common Stock during fiscal 2001. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so. Excluding these repurchases, Learning Tree's cash and equivalents would have increased by $33.8 million as a result of cash provided by operations and proceeds from the exercise of employee stock options, partly offset by cash used for expansion costs related to Learning Tree's education centers in New York, Chicago, Atlanta and Stockholm and investments in new and upgraded course equipment.

         In fiscal 2001, cash provided by operations was approximately $43.8 million compared to $65.4 million during fiscal 2000. The decrease in cash provided by operations primarily reflects the change in profitability and higher income tax payments, partially offset by the increased collection of accounts receivable and advance payments by customers for future courses. At September 30, 2001, Learning Tree had a net working capital balance of $49.0 million.

         During fiscal 2001, Learning Tree invested $14.1 million in equipment and facilities compared to $7.9 million in fiscal 2000. The investments during the current year were primarily related to the build-out of expanded education center facilities in New York City and Stockholm, Sweden, the opening of two new education centers in Chicago and Atlanta and the purchase of new and upgraded course equipment. During fiscal 2001, Learning Tree increased the number of its classrooms in New York City from 15 to 21 and in Stockholm from 13 to 17, and opened its first education centers in Chicago and in Atlanta, each with 9 classrooms. During fiscal 2001, Learning Tree also leased additional space in Paris for a second education center that is expected to open during fiscal 2002. Although Learning Tree expects to continue to invest in additional equipment and facilities in fiscal 2002, as of September 30, 2001, Learning Tree had no other material future purchase obligations, capital commitments or debt. Accordingly, Learning

Tree's believes its cash and cash equivalents and short-term interest-bearing investments and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

         In the future, Learning Tree may use cash for acquisitions. While Learning Tree has no current agreements in place or negotiations underway with respect to any acquisition, Learning Tree may, on occasion, evaluate acquisition opportunities that appear to fit within its overall business strategy. Acquisitions involve many risks, such as the difficulty of integrating acquired technologies, operations and personnel with existing operations; the difficulty of developing and marketing new products and services; the diversion of management's attention as a result of evaluating, negotiating and integrating acquisitions; exposure to unforeseen liabilities of acquired companies; and the loss of key employees of an acquired operation. In addition, an acquisition could adversely impact cash flows and/or operating results and dilute shareholder interests, for many reasons, including: charges to income to reflect the amortization of acquired intangible assets; interest costs and debt service requirements for any debt incurred in connection with an acquisition; and any issuance of securities in connection with an acquisition which dilutes or lessens the rights of current common stockholders. Learning Tree has had no significant experience in executing and implementing acquisitions and no assurance can be given as to the success of Learning Tree in executing and implementing acquisitions in the future. See Exhibit 99, "Risk Factors."

         Learning Tree has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.


OUTLOOK FOR FISCAL 2002

         Throughout this document, there have been various forward-looking statements. However, this entire section should be treated as forward-looking and subject to various risks and uncertainties, including those detailed from time to time in Learning Tree's filings with the Securities and Exchange Commission and in Exhibit 99, "Risk Factors." As economic and market conditions change during fiscal 2002, Learning Tree's future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

         Backlog. At September 30, 2001, Learning Tree had a backlog of orders for instructor-led courses of $35.6 million, which represented an 8% decrease compared to the backlog of $38.9 million at September 30, 2000. At October 31, 2001, Learning Tree had a backlog of orders for instructor-led courses of $33.8 million, which represented a 10% decrease compared to the backlog of $37.5 million at October 31, 2000. Only a portion of Learning Tree's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

         Current Trends. The uncertainty surrounding economic conditions in recent quarters, especially in the corporate information technology sectors, has become more pronounced since the attacks of September 11. The changed economic realities of today, together with the effects of the hostilities in Afghanistan and disturbances to the U.S. postal system, have affected Learning Tree's recent course attendance rates. These factors make it difficult to forecast Learning Tree's revenues.

         Effect of Exchange Rates. Approximately half of Learning Tree's business is conducted in currencies other than US dollars, and fluctuations in exchange rates will impact future revenues and expenses when translated into dollars. Because the exchange rates at December 12 were very similar to the average rates that prevailed during fiscal 2001, if those exchange rates remain stable through the remainder of fiscal 2002, revenues and net income for both the first quarter and the fiscal year would not be materially affected by exchange rates.

         First Quarter 2002 Revenues. With respect to forecasting Learning Tree's revenues for its first quarter of fiscal 2002, the following was considered:

  . At September 30, 2001, Learning Tree's backlog of $35.6 million was 8% lower than at September 30, 2000. At October 31, 2001, Learning Tree's backlog of $33.8 million was 10% lower than at October 31 last year.
  . In its most recent marketing programs, Learning Tree announced 3 new course titles that will have their initial presentations during the first quarter of fiscal 2002 and expects to retire about 4 course titles during that quarter. Learning Tree expects to have approximately 162 course titles in the first quarter of fiscal 2002. The recent increased level of course retirements may continue in coming quarters as Learning Tree seeks to manage gross profits and course development and marketing expenses.
  . There are some indications that the delivery of Learning Tree's direct mail marketing packages has been delayed, both within the U.S. Postal System and at some client sites, as a result of anthrax concerns. While Learning Tree has taken measures to mitigate these effects, it is unclear to what degree these factors will affect Learning Tree's results or how successful Learning Tree's mitigation efforts will be.

     Based on these factors and Learning Tree's current assessment of general economic conditions, Learning Tree believes that the revenues in the first quarter of fiscal 2002 will be slightly lower than the revenues of $49.3 million in the fourth quarter of fiscal 2001, and thus significantly lower than the revenues of $62.1 million in the first quarter last year.

     First Quarter 2002 Cost of Revenues. During the first quarter of fiscal 2002, Learning Tree expects the following factors will adversely impact Learning Tree's gross margins by approximately 6% compared with the same quarter last year:

  . Lower attendees per event, primarily the result of the lower attendance rates that Learning Tree has been experiencing, as well as Learning Tree's decision after September 11 to run courses through the first quarter with lower numbers of attendees to maintain its market presence and to serve customers' training needs during this period of national concern. Learning Tree has resumed the usual policies for managing attendees per event for second quarter courses. There can be no assurance that the attendee per event policies will have a significant effect on revenue per event.
  . Expansion costs associated with Learning Tree's education centers in New York City, Chicago, Atlanta and Paris.
  . Increased lease rates for Learning Tree's education center in Reston, Virginia.

     First Quarter 2002 Overhead Expenses. Learning Tree expects the overall overhead expenses for the first quarter to be in line with those in the same quarter of the prior year.

     First Quarter 2002 Interest Income. Learning Tree's interest income reflects changes in its cash balances as well as changes in interest rates. During the fourth quarter of fiscal 2001, Learning Tree's cash and interest-bearing investments increased by $7.1 million due to cash from operations, which was partially offset by stock repurchases during the fourth quarter that totaled $6.7 million. Additionally, interest rates in the United States declined significantly over the last year and there may be further rate reductions in the future. As a result, interest income can be expected to decline in the first quarter of fiscal 2002 from the fourth quarter of fiscal 2001.

     2002 Tax Rate. Learning Tree estimates that the tax rate in fiscal 2002 will be approximately the same as it was in fiscal 2001.

     Fiscal 2002 as a Whole. During fiscal 2002, Learning Tree's business will be influenced by world events and by spending trends in the corporate marketplace for IT. Learning Tree will continue to monitor business conditions, and may make adjustments to its operating plans as fiscal 2002 unfolds. These uncertainties make it difficult to forecast future revenues. Learning Tree expects its revenues in the first two quarters of fiscal 2002 to be substantially less than in the strong comparable quarters of fiscal 2001. In fiscal 2001, Learning Tree's revenues in the third and fourth quarters already reflected much of the effects of the general economic slowdown. If the recent attendance rates continue, Learning Tree's performance in the second half of fiscal 2002 should be closer to its performance in the second half of fiscal 2001 and, if economic and political conditions improve, Learning Tree may see a return to growth.

     Even in this climate of uncertainty, Learning Tree's strong financial position has allowed it to maintain an aggressive sales and marketing program with a goal of expanding the market share and strengthening Learning Tree's position for the time when the corporate IT environment begins to improve. During fiscal 2002, Learning Tree intends to continue to balance that goal with the assessment of the effectiveness of the level of expenditures. Learning Tree also intends to focus on improving the efficiency and effectiveness of its operations, since the extent and duration of the current slowdown remains uncertain. The balance and approach Learning Tree uses will depend on the continued evaluation of ongoing conditions.

Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Learning Tree's cash equivalents and short-term investment portfolio is diversified and consists primarily of investment grade securities of high-quality financial institutions, government and government agencies, and corporations. The fair value of Learning Tree's portfolio of marketable securities would not be significantly impacted by either a 10 percent (35 basis point) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. Learning Tree does not hold or issue derivative financial instruments.

     Learning Tree's consolidated financial statements are prepared in U.S. dollars, while the operations of its foreign subsidiaries are conducted in their respective local currencies. Consequently, changes in exchange rates can result in exchange losses. The impact of future exchange rates on Learning Tree's results of operations cannot be accurately predicted. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, Learning Tree may undertake such transactions. However, any hedging techniques implemented by Learning Tree might not be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99, "Risk Factors."

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Public Accountants.............................................................    30
Consolidated Balance Sheets at September 30, 2000 and 2001...........................................    31
Consolidated Statements of Operations for the fiscal years ended September 30, 1999, 2000 and 2001...    32
Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1999,
2000 and 2001........................................................................................    33
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1999, 2000 and 2001.      34
Notes to Consolidated Financial Statements...........................................................    35

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Learning Tree International, Inc.:

  We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries as of September 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP


Los Angeles, California
November 8, 2001

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,
                                                                             -----------------------------------
                                                                                   2000               2001
                                                                             -----------------   ---------------
ASSETS
Current assets:
  Cash and cash equivalents............................                          $116,231,000      $108,544,000
  Short-term interest-bearing investments..............                            37,882,000                --
  Trade accounts receivable, less allowances of
   $499,000 and $786,000, respectively.................                            25,565,000        15,990,000
  Prepaid marketing expenses...........................                             1,723,000         2,212,000
  Prepaid income taxes.................................                                    --         5,155,000
  Prepaid expenses and other...........................                             5,251,000         5,815,000
                                                                             ----------------    --------------

    Total current assets                                                          186,652,000       137,716,000
                                                                             ----------------    --------------

Equipment, property and leasehold improvements:
  Education and office equipment.......................                            37,561,000        44,650,000
  Transportation equipment.............................                               184,000           216,000
  Property and leasehold improvements..................                            15,035,000        18,914,000
                                                                             ----------------    --------------
                                                                                   52,780,000        63,780,000
  Less: accumulated depreciation and amortization......                           (30,028,000)      (35,924,000)
                                                                             ----------------    --------------
                                                                                   22,752,000        27,856,000
Long-term interest-bearing investments.................                             8,824,000         7,353,000
Other assets                                                                        2,125,000         2,050,000
                                                                             ----------------    --------------
    Total assets.......................................                          $220,353,000      $174,975,000
                                                                             ================    ==============


LIABILITIES
Current liabilities:
  Trade accounts payable...............................                          $ 15,283,000      $ 17,041,000
  Deferred revenue.....................................                            53,327,000        61,662,000
  Accrued payroll, benefits and related taxes..........                             6,168,000         3,616,000
  Other accrued liabilities............................                             5,652,000         3,700,000
  Income taxes payable.................................                             4,729,000         2,725,000
                                                                             ----------------    --------------
    Total current liabilities..........................                            85,159,000        88,744,000
                                                                             ----------------    --------------

Deferred income taxes..................................                                82,000           178,000
Deferred facilities rent...............................                             2,317,000         1,993,000
                                                                             ----------------    --------------
    Total liabilities..................................                            87,558,000        90,915,000
                                                                             ----------------    --------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value, 75,000,000 shares
   authorized, 22,119,000 and 18,929,000 shares issued
   and outstanding, respectively.......................                                 2,000             2,000
  Preferred Stock, $.0001 par value, 10,000,000 shares
   authorized, 0 shares issued and outstanding.........                                    --                --
  Additional paid-in capital...........................                            52,649,000                --
  Cumulative foreign currency translation..............                            (4,007,000)       (4,584,000)
  Retained earnings....................................                            84,151,000        88,642,000
                                                                             ----------------    --------------
    Total stockholders' equity.........................                           132,795,000        84,060,000
                                                                             ----------------    --------------
    Total liabilities and stockholders' equity.........                          $220,353,000      $174,975,000
                                                                             ================    ==============

 The accompanying notes are an integral part of these consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                                                         --------------------------------------------------
                                                                              1999             2000             2001
                                                                         ----------------  --------------   ---------------
Revenues..........................................                          $189,321,000    $224,008,000     $227,220,000
Cost of revenues..................................                            76,598,000      80,839,000       92,805,000
                                                                         ---------------   -------------    -------------
Gross Profit......................................                           112,723,000     143,169,000      134,415,000
                                                                         ---------------   -------------    -------------

Operating expenses:
  Course development..............................                            19,267,000      10,294,000       11,323,000
  Sales and marketing.............................                            54,996,000      56,603,000       63,957,000
  General and administrative......................                            23,720,000      25,913,000       26,676,000
                                                                         ---------------   -------------    -------------
                                                                              97,983,000      92,810,000      101,956,000
                                                                         ---------------   -------------    -------------
Income from operations............................                            14,740,000      50,359,000       32,459,000
                                                                         ---------------   -------------    -------------

Other income (expense):
  Interest expense................................                                (9,000)        (13,000)         (30,000)
  Interest income.................................                             4,180,000       7,391,000        7,071,000
  Foreign exchange................................                               285,000        (462,000)        (496,000)
  Other...........................................                              (171,000)       (207,000)        (258,000)
                                                                         ---------------   -------------    -------------
                                                                               4,285,000       6,709,000        6,287,000
                                                                         ---------------   -------------    -------------
Income before provision for income taxes..........                            19,025,000      57,068,000       38,746,000
Provision for income taxes........................                             6,611,000      19,973,000       13,755,000
                                                                         ---------------   -------------    -------------
Net Income........................................                          $ 12,414,000    $ 37,095,000     $ 24,991,000
                                                                         ===============   =============    =============


Earning per common share..........................                          $       0.57    $       1.70     $       1.21
                                                                         ===============   =============    =============
Earnings per common share assuming dilution.......                          $       0.57    $       1.65     $       1.18
                                                                         ===============   =============    =============

Weighted average number of shares outstanding.....                            21,833,000      21,771,000       20,593,000
                                                                         ===============   =============    =============
Diluted shares outstanding........................                            21,898,000      22,504,000       21,156,000
                                                                         ===============   =============    =============



 The accompanying notes are an integral part of these consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           NOTES                       FOREIGN
                                           ADDITIONAL    RECEIVABLE                    CURRENCY                           TOTAL
                              COMMON        PAID-IN        FROM          DEFERRED    TRANSLATION       RETAINED       STOCKHOLDERS'
                               STOCK        CAPITAL     STOCKHOLDERS   COMPENSATION   ADJUSTMENT       EARNINGS           EQUITY
Balance,
 September 30, 1998.......   $    2,000 $    42,992,000 $    (9,000)  $    (47,000)   $  (752,000)   $   34,642,000  $   76,828,000

Comprehensive income:
Net income................           --              --          --             --             --        12,414,000      12,414,000
Foreign currency
 translation..............           --              --          --             --       (548,000)               --        (548,000)
                                                                                                                     --------------
Comprehensive income                                                                                                     11,866,000
Amortization of
 deferred compensation....           --              --          --         47,000             --                --          47,000
Stock repurchases.........           --      (3,106,000)         --             --             --                --      (3,106,000)
Stock option exercises....           --           2,000          --             --             --                --           2,000
Collections on
 notes receivable
 from stockholders........           --              --       3,000             --             --                --           3,000
                             ---------- --------------- -----------   ------------  -------------    --------------  --------------

Balance,
 September 30, 1999.......        2,000      39,888,000      (6,000)            --     (1,300,000)       47,056,000      85,640,000

Comprehensive income:
Net income................           --              --          --             --             --        37,095,000      37,095,000
Foreign currency
 translation..............           --              --          --             --     (2,707,000)               --      (2,707,000)
                                                                                                                     --------------
Comprehensive income                                                                                                     34,388,000
Stock option exercises....           --       9,647,000          --             --             --                --       9,647,000
Tax benefit related to
 stock option exercises              --       3,114,000          --             --             --                --       3,114,000
Collections on
 notes receivable
 from stockholders........           --              --       6,000             --             --                --           6,000
                             ---------- --------------- -----------   ------------  -------------    --------------  --------------

Balance,
 September 30, 2000.......        2,000      52,649,000          --             --    (4,007,0000)       84,151,000     132,795,000

Comprehensive income:
Net income................           --              --          --             --             --        24,991,000      24,991,000
Foreign currency
 translation..............           --              --          --             --       (577,000)               --        (577,000)
                                                                                                                     --------------
Comprehensive income                                                                                                     24,414,000
Stock repurchases.........           --     (58,879,000)         --             --             --       (20,500,000)    (79,379,000)
Stock option exercises....           --       4,625,000          --             --             --                --       4,625,000
Tax benefit related to
 stock option exercises              --       1,605,000          --             --             --                --       1,605,000
                             ---------- --------------- -----------   ------------  -------------    --------------  --------------

Balance,
 September 30, 2001.......   $    2,000 $            -- $        --   $         --  $  (4,584,000)   $   88,642,000  $   84,060,000
                             ========== =============== ===========   ============  =============    ==============  ==============

 The accompanying notes are an integral part of these consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------------------------------
                                                                                   1999                 2000              2001
                                                                             ------------------    ---------------   ---------------
Cash flows--operating activities:
  Net income..............................................                        $  12,414,000     $   37,095,000    $  24,991,000
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
    Depreciation and amortization.........................                           12,841,000          8,402,000        8,347,000
    Write-off of deferred CBT development costs...........                            7,104,000                 --               --
    Deferred facilities rent charges......................                            1,469,000           (307,000)         562,000
    Unrealized foreign exchange losses (gains)............                             (418,000)           819,000          431,000
    Losses on disposals of equipment and leasehold
      Improvements........................................                              307,000            174,000          200,000
    Amortization of deferred compensation.................                               47,000                 --               --
    Change in net assets and liabilities:
     Trade accounts receivable............................                              696,000         (9,510,000)       9,475,000
     Prepaid marketing expenses...........................                             (477,000)          (138,000)        (494,000)
     Prepaid expenses and other...........................                             (463,000)        (1,531,000)        (597,000)
     Income taxes.........................................                              210,000          4,352,000       (5,376,000)
     Trade accounts payable...............................                           (1,032,000)         2,773,000        1,859,000
     Deferred revenue.....................................                            4,606,000         18,093,000        8,859,000
     Accrued payroll, benefits and related taxes..........                              975,000          2,691,000       (2,583,000)
     Other accrued liabilities............................                             (767,000)         2,441,000       (1,850,000)
                                                                             ------------------    ---------------   ---------------
 Net cash provided by operating activities................                           37,512,000         65,354,000       43,824,000
                                                                             ------------------    ---------------   ---------------

Cash flows--investing activities:
  Purchases of equipment, property and leasehold
    Improvements..........................................                           (8,154,000)        (7,934,000)     (14,131,000)
  Retirements of equipment and leasehold improvements.....                               75,000            845,000          251,000
  Proceeds from short-term interest-bearing investments:
    Investments held to maturity..........................                           48,319,000         94,106,000       68,615,000
    Investments held for sale.............................                            4,500,000         81,850,000               --
  Purchases of short-term interest-bearing investments:
    Investments held to maturity..........................                          (74,390,000)       (94,781,000)     (30,733,000)
    Investments held for sale.............................                           (5,650,000)       (60,700,000)              --
  Proceeds from long-term interest-bearing investments
    held to maturity......................................                                   --                 --        1,462,000
  Purchases of long-term interest-bearing investments
    held to maturity......................................                             (122,000)                --               --
  Other, net..............................................                           (1,839,000)          (806,000)        (867,000)
                                                                             ------------------    ---------------   ---------------
  Net cash provided (used) in investing activities........                          (37,261,000)        12,580,000       24,597,000
                                                                             ------------------    ---------------   ---------------

Cash flows--financing activities:
  Repurchases of Common Stock.............................                           (3,106,000)               --       (79,379,000)
  Proceeds from exercise of stock options.................                                2,000          9,647,000        4,625,000
  Collections of stockholder notes receivable.............                                3,000              6,000               --
                                                                             ------------------    ---------------   ---------------
  Net cash provided (used) in financing activities........                           (3,101,000)         9,653,000      (74,754,000)
                                                                             ------------------    ---------------   ---------------
Effects of exchange rates on cash.........................                             (146,000)        (4,415,000)      (1,354,000)
                                                                             ------------------    ---------------   ---------------
Net increase (decrease) in cash and cash equivalents......                           (2,996,000)        83,172,000       (7,687,000)
Cash and cash equivalents at the beginning of the period..                           36,055,000         33,059,000      116,231,000
                                                                             ------------------    ---------------   ---------------
Cash and cash equivalents at the end of the period........                     $     33,059,000     $  116,231,000    $ 108,544,000
                                                                             ==================    ===============   ===============

Supplemental disclosures:
  Income taxes paid.......................................                     $      5,937,000     $   14,218,000    $  16,574,000
                                                                             ==================    ===============   ===============
  Interest paid...........................................                     $          2,000     $        7,000    $       7,000
                                                                             ==================    ===============   ===============

 The accompanying notes are an integral part of these consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


a. Nature of the Business:

  Learning Tree International, Inc. and subsidiaries (the "Company") develop, market and deliver advanced technology training courses covering a broad range of topics which are designed to meet the training needs of information technology ("IT") professionals worldwide. These courses are delivered primarily at the Company's leased Education Centers located in the United States, United Kingdom, Canada, France and Sweden. Such course events are also conducted in hotel and conference facilities, and at customer sites throughout the world. The Company provides courses that are regularly presented worldwide and cover such IT topics as client/server systems, intranet/Internet technologies, computer networks, operating systems, programming languages, databases, object-oriented technology, IT management and related topics. In the past, in addition to its instructor-led courses, the Company has delivered certain of its courses by using a computer-based training method ("CBT") on CD-ROMs. In fiscal 1999 the Company discontinued further development of its CBT courses and substantially reduced its sales and marketing of these courses (See Note 10.)

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

e. Revenue Recognition - Instructor-Led Courses:

  The Company's revenues are received from corporate and governmental agencies for the training of their employees. Course events range from two to five days with an average of approximately four days. For individual course enrollments, it is the Company's policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis. However, for administrative purposes, the Company records revenues and the related costs of course events upon commencement of each course event. The difference between the Company's revenue recognition policy and recording revenues and related course costs on a straight-line basis is inconsequential.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Company offers its customers a multiple course sales discount referred to as a Training Passport. A Training Passport allows an individual passport holder to attend up to a specified number of courses held by the Company over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in one of the Company's courses is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses passport holders will actually attend. Upon expiration of a Training Passport, the Company records the difference, if any, between the revenues previously recognized and the Training Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events Training Passport holders have been attending. The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by the Company. If the Training Passport attendance rates change, the Company adjusts the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter. The Company believes it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs, as the substantial majority of its Passport holders do not attend the maximum number of course events permitted under their Training Passport. The Company believes that the use of historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by the tens of thousands of Passport holders since the inception of the program in fiscal 1993. Although the Company has seen no material changes in the historical rates as the number of course titles has increased, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

  The Company also offers a multiple course sales discount referred to as training Vouchers. Under the Company's training Vouchers, the Company's customer buys the right to send a specified number of attendees to a Learning Tree course or courses over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. If a Voucher expires unused, the Company records the selling price of the expired voucher as revenue.

f. Revenue Recognition - CBT Courses:

  The Company generally recognized revenue from CBT courses upon shipment if there were no significant vendor obligations. If significant vendor obligations existed at the time of shipment, revenue was deferred and recognized ratably over the term of the license agreement. Unearned license revenues were recorded as deferred revenues in the accompanying consolidated balance sheets.

g. Deferred Revenues:

  Deferred revenues primarily relate to unearned revenues associated with Training Passports, Vouchers and advance payments received from customers for course events to be held in the future.

h. Prepaid Marketing Expenses:

  Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are expensed in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable. Marketing expenses for the fiscal years ended September 30, 1999, 2000 and 2001 were $35,849,000, $34,544,000 and $42,942,000, respectively.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

i. Course Development Costs:

  Instructor-led IT training course development costs are charged to operations in the period incurred. CBT development costs were historically capitalized upon the establishment of technological feasibility, and amortized on a product-by-product basis. All capitalized CBT development costs were written off during fiscal 1999 as it was estimated that they had no future value (see Note 10).

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

m. Facilities Leases:

  The Company leases its facilities under various operating lease agreements. Certain provisions of these leases provide for cash incentives, graduated rent payments and other inducements. The Company recognizes rent expense on a straight-line basis, which more closely reflects the benefits received. The value of any lease incentives or inducements, along with the excess of the rent expense recognized over the rentals paid is recorded as deferred facilities rent charges in the accompanying consolidated financial statements.

n. Computation of Earnings per Common Share and Assuming Dilution:

  Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 65,000 shares, 733,000 shares and 563,000 shares were added to the weighted average number of shares outstanding for the fiscal years ended September 30, 1999, 2000 and 2001, respectively. Approximately 930,000 stock options and 1,385,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

fiscal years ended September 30, 1999 and 2001, respectively, because they were antidilutive.

o. Use of Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

P. New Pronouncements:

  In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," SFAS No. 143 "Accounting for Asset Retirement Obligations," and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Learning Tree believes that these statements will not have a material effect on its reported financial position or results of operations.

2. INCOME TAXES:

  The Company files a consolidated U.S. Federal income tax return which includes substantially all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside.

  Income before provision for income taxes consists of the following:

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                              1999          2000          2001
                                                          -----------   -----------   -----------
    Domestic..........................................    $ 4,524,000   $34,185,000   $19,333,000
    Foreign...........................................     14,501,000    22,883,000    19,413,000
                                                          -----------   -----------   -----------
      Total...........................................    $19,025,000   $57,068,000   $38,746,000
                                                          ===========   ===========   ===========

  The provision for income taxes is comprised of the following:

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                             1999          2000          2001
                                                          ----------   -----------    -----------
    Current tax provision:
      U.S. Federal....................................    $1,175,000   $11,451,000    $ 6,296,000
      State...........................................       383,000     1,020,000        910,000
      Foreign.........................................     4,917,000     7,320,000      6,453,000
                                                          ----------   -----------    -----------
                                                           6,475,000    19,791,000     13,659,000
                                                          ----------   -----------    -----------
    Deferred tax provision:
      U.S. Federal....................................        14,000        62,000         90,000
      State...........................................         1,000         5,000          7,000
      Foreign.........................................       121,000       115,000         (1,000)
                                                          ----------   -----------    -----------
                                                             136,000       182,000         96,000
                                                          ----------   -----------    -----------
    Total provision for income taxes..................    $6,611,000   $19,973,000    $13,755,000
                                                          ==========   ===========    ===========

  The following is a reconciliation of the provision for income taxes computed by applying the U.S. Federal statutory rate to the income before taxes, to the reported provision for income taxes:

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                             1999         2000           2001
                                                          ----------   -----------    -----------
    Income taxes at the statutory rate................    $6,468,000   $19,973,000    $13,560,000
    Permanent differences.............................        39,000        40,000          5,000
    Effect of foreign taxes and tax credits...........      (149,000)     (710,000)      (401,000)
    State income taxes................................       253,000       670,000        591,000
                                                          ----------   -----------    -----------
    Total provision for income taxes..................    $6,611,000   $19,973,000    $13,755,000
                                                          ==========   ===========    ===========

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

  Deferred income tax liabilities and assets consist of the following:

                                                              SEPTEMBER 30,
                                                         ----------------------
                                                            2000         2001
                                                         ---------    ---------
    Domestic operations:
      Deferred tax assets:
        Deferred facilities rent charges..............   $ 432,000    $ 543,000
        Other.........................................     308,000      287,000
      Deferred tax liabilities:
        Depreciation and amortization.................    (548,000)    (735,000)
        Other.........................................     (18,000)     (18,000)
                                                         ---------    ---------
        Net domestic deferred tax assets..............     174,000       77,000
                                                         ---------    ---------
    Foreign operations:
      Deferred tax assets:
        Depreciation and other........................    (256,000)    (255,000)
                                                         ---------    ---------
        Net foreign deferred tax liabilities..........    (256,000)    (255,000)
                                                         ---------    ---------
    Net deferred tax liabilities......................   $( 82,000)   $(178,000)
                                                         =========    =========

3. COMMITMENTS:

  The Company leases its facilities and certain equipment under various operating lease agreements which expire at various dates through 2019. The minimum future rental payments for all operating leases are as follows:

    2002..............................................  $ 11,742,000
    2003..............................................    12,750,000
    2004..............................................    13,044,000
    2005..............................................    12,929,000
    2006..............................................    12,274,000
    Thereafter........................................    67,094,000
                                                        ------------
                                                        $129,833,000
                                                        ============

  The minimum future rental payments have not been reduced by future minimum sublease rentals of $4,399,000 due in the future under noncancelable subleases. For the years ended September 30, 1999, 2000 and 2001, rent expense was $9,680,000, $10,238,000 and $11,983,000, respectively. The agreements generally require the payment of property taxes, insurance and maintenance in addition to the minimum base rent.

4. STOCKHOLDERS' EQUITY:

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 Repurchase of Company Stock--

  During fiscal 1999, the Company repurchased approximately 358,800 shares of its Common Stock on the open market at a total cost of approximately $3,106,000. During fiscal 2001, the Company repurchased approximately 3,473,400 shares at a total cost of approximately $79,379,000.

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

  In fiscal 1999, options were granted to certain employees under both of the plans. In fiscal 2000 and 2001, options were granted to certain employees under the 1999 Option Plan. The exercise price of all options granted was equal to their fair market value at the dates of the grants and the terms of the options are generally five years. The options are generally subject to a four-year vesting schedule at 25% per year on each anniversary date. Following is a summary of the options granted under the plans:

                                                                                 Weighted Average
                                                                    Shares        Exercise Price
Outstanding at September 30, 1998.............                      1,067,000          $24.86
Options Granted...............................                      1,411,000            9.82
Exercised during the year.....................                             --              --
Forfeited during the year.....................                       (334,000)          15.82
                                                                -------------      ----------
 Outstanding at September 30, 1999............                      2,144,000           16.37
Options Granted...............................                        448,000           29.19
Exercised during the year.....................                       (483,000)          19.97
Forfeited during the year.....................                       (145,000)          18.01
                                                                -------------      ----------
 Outstanding at September 30, 2000............                      1,964,000           18.28
Options Granted...............................                        997,000           28.29
Exercised during the year.....................                       (283,000)          16.31
Forfeited during the year.....................                       (332,000)          25.87
                                                                -------------      ----------
 Outstanding at September 30, 2001............                      2,346,000          $21.70
                                                                =============      ==========

The following table summarizes stock options outstanding and exercisable at September 30, 2001:

                                         Options Outstanding                       Options Exercisable
                          ---------------------------------------------------  ----------------------------
                                            Weighted            Average                       Weighted
        Exercise                            Average            Remaining                      Average
      Price Ranges           Shares      Exercise Price       Life (Years)      Shares     Exercise Price
------------------------- ------------- ------------------  -----------------  ---------- -----------------
          $ 6.63 - 16.56       960,000             $10.71                1.8     423,000            $ 9.09
           23.08 - 29.50       614,000              24.06                3.0     187,000             25.46

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

           30.25 - 48.50       772,000              33.50                3.9      39,000             43.35
========================  ============  =================   ================   =========  ================
          $ 6.63 - 48.50     2,346,000             $21.70                2.8     649,000            $15.88
========================  ============  =================   ================   =========  ================

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for the stock option plans. Accordingly, no compensation cost has been recognized for options granted during fiscal 1999, 2000 and 2001. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per common share would have been reduced to the pro forma amounts below:

                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                              ---------------------------------------------------
                                                   1999             2000              2001
                                              ---------------- ----------------  ----------------
Pro forma Net Income.................             $11,400,000      $35,741,000       $23,185,000
Pro forma earnings per common share..             $      0.52      $      1.64       $      1.13
Pro forma earnings per common share
  assuming dilution..................             $      0.52      $      1.59       $      1.10

  The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the years ended September 30, 1999, 2000 and 2001 with the following assumptions: risk-free interest rates of 4.7%, 6.0% and 5.2%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 58%, 63% and 69%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during fiscal 1999 was $3.27, during fiscal 2000 was $12.51 and during fiscal 2001 was $12.81.

6. EMPLOYEE BENEFIT PLANS:

  The Company has adopted a defined contribution plan for the benefit of its domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (the "Plan") is a profit-sharing plan qualifying under
Section 401(k) of the Internal Revenue Code.

  Qualified employees may elect to contribute up to 15% of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. The Company makes contributions at a rate of 75% of elective contributions up to 4.5% of the compensation of such contributors. The Company contributed $738,000, $687,000 and $749,000 to the Plan for the fiscal years ended September 30, 1999, 2000 and 2001, respectively.

  The Company has adopted similar plans for the benefit of its employees in certain of its foreign subsidiaries. Contributions to these plans are subject to various age, length of service and compensation level criteria, as well as certain limitations. For the fiscal years ended September 30, 1999, 2000 and 2001, the cost to the Company of these plans was approximately $264,000, $303,000 and $329,000, respectively.

7. OPERATING SEGMENT INFORMATION:

  The Company has only one material operating segment, the design and delivery of advanced technology training courses and related services, which is managed on a geographic basis. There were no sales to any individual customers that accounted for 10% or more of revenue in fiscal 1999, 2000 or 2001.

              LEARNING TREE INTERNATIONAL, INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The table below presents revenues by service:

                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------------
                                                            1999          2000          2001
                                                        ------------  ------------  ------------
      Instructor-led training.......................   $181,063,000   $219,949,000  $227,025,000
      CBT courses...................................      8,258,000      4,059,000       195,000
                                                        -----------  -------------  ------------
        Consolidated revenues.......................   $189,321,000   $224,008,000  $227,220,000
                                                        ===========  =============  ============

  The table below presents information by geographic location:

                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------------
                                                           1999           2000          2001
                                                        -----------   ------------  ------------
    Revenues:
      United States.................................   $ 95,685,000   $117,117,000  $117,274,000
      Canada........................................     11,202,000     14,011,000    13,519,000
      United Kingdom................................     50,469,000     57,507,000    60,349,000
      Europe - other................................     30,269,000     32,914,000    33,479,000
      Asia..........................................      1,696,000      2,459,000     2,599,000
                                                        -----------  -------------  ------------
        Consolidated revenues.......................   $189,321,000   $224,008,000  $227,220,000
                                                        ===========  =============  ============
    Long-lived assets:
      United States.................................                 $  14,333,000  $ 19,292,000
      Canada........................................                     2,058,000     1,685,000
      United Kingdom................................                     4,841,000     4,225,000
      Europe - other................................                     2,475,000     3,476,000
      Asia..........................................                       104,000       182,000
                                                                      ------------  ------------
        Consolidated long-lived assets...............                 $ 23,811,000  $ 28,860,000
                                                                      ============  ============

  Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.


8. VALUATION AND QUALIFYING ACCOUNTS:

  Activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:


                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                           -------------------------------------
                                                              1999          2000          2001
                                                           ---------     ---------     ---------
    Beginning balance.................................     $ 408,000     $ 743,000     $ 499,000
    Charged to expense................................       610,000       198,000       637,000
    Amounts written off...............................      (275,000)     (442,000)     (350,000)
                                                           ---------     ---------     ---------
    Ending balance....................................     $ 743,000     $ 499,000     $ 786,000
                                                           =========     =========     =========

9. CASH, CASH EQUIVALENTS AND INTEREST-BEARING INVESTMENTS:

 Cash Equivalents--

  The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

 Short-Term Interest-Bearing Investments--

The Company accounts for its investments in accordance with SFAS 115. Investments held to maturity mature between one and twelve months and are reported at amortized cost. Cost approximates market value for all classifications of cash and short-term interest-

              LEARNING TREE INTERNATIONAL, INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

bearing investments. There were no material realized or unrealized gains or losses on such investments.

  Following is a summary of the Company's short-term interest-bearing investments:

                                                                                  SEPTEMBER 30,
                                                                       -----------------------------
                                                                            2000            2001
                                                                       ------------      -----------
    Investments held to maturity:
     Commercial paper.................................                $103,103,000      $      --
     Less investments included in cash equivalents....                  65,221,000             --
                                                                       -----------      ------------
     Total held to maturity...........................                  37,882,000             --


    Investments held for sale:
     State and local government debt..................                          --             --
                                                                       -----------      ------------
    Total short-term interest-bearing investments.....                $ 37,882,000      $      --
                                                                       ===========      ============

 Long-Term Interest-Bearing Investments --

  Included in the balance of long-term interest-bearing investments is $7,353,000 (5,000,000 British Pounds) which has been pledged to secure the Company's obligation under a lease for certain education center facilities in the United Kingdom. The terms of the lease require the Company to pledge a cash deposit or provide a letter of credit for the same amount as collateral for its obligations thereunder. The investment is carried at cost, which approximates market value. The Company receives interest earned by the cash deposit. The required level of the cash deposit or letter of credit will decline if certain financial ratios have been met.


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

  As a result of this decision, the Company wrote-off all capitalized CBT product development costs, approximating $5,893,000, on June 30, 1999 as it was estimated that they had no future value. Earlier in fiscal 1999, the Company had written off CBT product development costs in the amount of $1,211,000 which were estimated to be non-realizable, as well as for costs for certain CBT courses which were terminated while still under development. In addition, in fiscal 1999, the Company recognized $2,337,000 of CBT product development costs. These costs are included in course development expense in the accompanying consolidated statements of operations.


11. RELATED PARTY TRANSACTIONS:

  In September 2000, Dr. David Collins, the Company's Chief Executive Officer, Eric Garen the Company's President, and certain of their related entities, sold an aggregate of 3,000,000 shares of Common Stock of the Company. In connection with the transaction, the Company made standard representations and warranties, and agreed to certain covenants (including the filing of a registration statement on Form S-3) which are typical in transactions of this type. The selling shareholders reimbursed the Company for its costs in connection with the transaction or registration statement and agreed to indemnify the Company against any claims based on or related to the transaction or the registration statement.

              LEARNING TREE INTERNATIONAL, INC, AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  In October 1995, the Company entered into employment agreements with the Chief Executive Officer and President of the Company, each for an initial period of three years. In September 1999, the employment agreement with the Chief Executive Officer was amended and extended until September 2002. In October 2001, the employment agreement with the President of the Company was amended and extended until September 2002.

  During fiscal 2000 and 2001, the Company paid $182,000 and $170,000, respectively, for legal services performed by Guth|Chrisopher LLP, a law firm in which one the firm's partners was a Director of the Company until June 2001. During fiscal 2000, the Company paid $161,000 for financial consulting services to M. Kane & Company, Inc. The president of M. Kane & Company, Inc. is a Director of the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None


                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table provides biographical information regarding the directors and executive officers of Learning Tree as of September 30, 2001. All other information regarding directors and executive officers of Learning Tree required by this item is incorporated by reference to the section entitled "Executive Officers of the Registrant" of Learning Tree's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders.


    NAME                  AGE                         TITLE
    ----                  ---                         -----
David C. Collins.........  60 Chairman of the Board of Directors and Chief
                               Executive Officer
Eric R. Garen............  54 President and Director
James E. Furlan..........  50 Chief Operating Officer and Director
Gary R. Wright...........  44 Chief Financial Officer and Secretary and Director
Mary C. Adams............  45 Vice President Administration and Investor
                              Relations, Assistant Secretary and Director
W. Mathew Juechter(1)....  68 Director
Michael W. Kane(1).......  50 Director
Howard A. Bain III(2)....  55 Director
--------
(1) Member of the Audit Committee and the Compensation Committee.
(2) Member of the Audit Committee.

  Dr. Collins, a co-founder of Learning Tree, has been Chairman of the Board and Chief Executive Officer since Learning Tree's business began in 1974. Dr. Collins has a Bachelor of Science degree (with distinction) in Electrical Engineering from Stanford University, and Masters and Ph.D. degrees in Electrical Engineering from the University of Southern California.

  Mr. Garen, a co-founder of Learning Tree, has served as President and Executive Vice President of Learning Tree since Learning Tree's business began in 1974. Mr. Garen holds a Bachelor of Science degree in Electrical Engineering from the California Institute of Technology and a Masters degree in Computer Science from the University of Southern California, earning both degrees with honors.

  Mr. Furlan joined Learning Tree in February 1999 as Chief Operating Officer. Prior to joining Learning Tree, Mr. Furlan was employed by the Xerox Corporation from July 1974 to February 1999. From 1991 to 1999, Mr. Furlan was Vice President, General Manager of various Xerox business units, the most recent being Distributed Printing and Publishing Systems. Prior to these positions, he held a series of senior management positions in sales, marketing, finance and strategic planning in Xerox's printer and copier divisions. Mr. Furlan holds a Bachelor of Science degree in engineering and a Master of Business Administration from the University of Illinois. Mr. Furlan became a Director of Learning Tree in August 1999.

  Mr. Wright has been Vice President, Chief Financial Officer of Learning Tree since January 1995, and from January 1990 to that time he was Corporate Controller of Learning Tree. From April 1983 to January 1990, Mr. Wright was employed by The Flying Tiger Line Inc. and its parent company, Tiger International, Inc., a publicly-held transportation company, where he held a variety of financial executive positions, including Assistant Controller and Director of Financial Reporting. Prior to April 1983, Mr. Wright worked at the public accounting firm of Arthur Andersen LLP. Mr. Wright is a certified public accountant. Mr. Wright became a Director of Learning Tree in December 1999.

  Ms. Adams has served as Vice President, Administration and Investor Relations since September 1995. She began her association with Learning Tree in September 1975 and has held a variety of key positions in Learning Tree. Ms. Adams is also the President of

Advanced Technology Marketing, Inc., a wholly owned subsidiary of Learning Tree. Ms. Adams became a Director of Learning Tree in December 1999.

  Mr. Juechter has been a director of Learning Tree since June 1987. He is President and Chief Executive Officer of IRA, Inc., a management consulting company that works primarily in the areas of strategy, structure and executive development. From 1991 to 1999, he was Chief Executive Officer of ARC International Ltd., a management consulting and training company. From 1986 to 1991, Mr. Juechter was Managing Director of IRA, Inc. in St. Paul, Minnesota. Mr. Juechter served as President and Chief Executive Officer of Wilson Learning Corp., a multi-national training organization, from 1977 to 1986. From 1989 to 1997, he was President of the Board of Governors of the American Society for Training and Development (ASTD). Mr. Juechter is a graduate of Boston University and Harvard Business School.

  Dr. Kane has served as a director of Learning Tree since February 1995. Since 1991, he has served as President and Chief Executive Officer of M. Kane & Company, Inc., an investment banking firm focusing primarily on technology companies. From 1987 to 1988, he was an investment banker with L.F. Rothschild & Co., Inc. and from 1988 to 1991 he was an investment banker with Oppenheimer & Co., Inc. From 1984 to 1987, Dr. Kane practiced primarily corporate and securities law with the law firm of Irell & Manella LLP and, prior to that, he was a Project Leader in the Systems Sciences Department of The Rand Corporation and an independent consultant to the satellite telecommunications industry. Dr. Kane earned a Bachelor of Arts degree in Political Science from the University of Wisconsin-Madison and a Master's degree in International Relations, a Ph.D. degree in Political Science and a J.D. degree from the University of California, Los Angeles.

  Mr. Bain has served as a director of Learning Tree since June 2001. He is currently Chief Financial Officer of Portal Software (NASDAQ: PRSF), a developer of customer management and billing software for communications and content service providers, since August 2001. Prior to joining Portal, Mr. Bain was the Chief Financial Officer at Vicinity Corporation (NASDAQ: VCNT)from March 2000 to October 2000. Mr. Bain served as the Chief Financial Officer of Informix from January 1999 to March 2000. From 1991 to 1998, Mr. Bain was the Chief Financial Officer of Symantec Corporation. He has additional experience in various technology companies in the areas of semiconductor manufacturing equipment; semiconductor BiCMOS SRAMs; laser-based large screen projection systems; and disk drives. He has also held senior financial and accounting management positions with Fairchild Camera and Instrument Corporation and as a consultant with Arthur Andersen LLP. Mr. Bain is a CPA and holds a B.S. in Business from California Polytechnic University.

  David C. Collins and Mary C. Adams are married. There are no other family relationships among any of the directors or executive officers of Learning Tree.

Item 11.  EXECUTIVE COMPENSATION

  The information regarding compensation of executive officers of Learning Tree required by this item is incorporated by reference to the section entitled "Executive Compensation" of Learning Tree's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information regarding the security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of Learning Tree's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled "Certain Transactions" of Learning Tree's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders.

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

  (b) Reports on Form 8-K

      There were no reports on Form 8-K during the three-month period ended September 30, 2001.

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

 10.7     Form of Training Advantage Agreement*

 10.8     1995 Stock Option Plan dated as of September 29, 1995**

 10.9 Employment Agreement dated as of February 25, 1999, between Learning Tree International, Inc. and James E. Furlan****

 10.10    1999 Stock Option Plan dated as of January 29, 1999*****

 10.11 Reimbursement and Indemnification Agreement dated as of September 15, 2000, between Learning Tree International, Inc. and David Collins, Eric Garen and related entities******

 21.1     Subsidiaries of the Registrant

 23.1     Consent of Arthur Andersen LLP

 99       Risk Factors
--------
 *       Previously filed on October 6, 1995.
 **      Previously filed on November 13, 1995.
 ***     Previously filed on December 23, 1999.
 ****    Previously filed on May 13, 1999.
 *****   Previously filed on January 29, 1999.
 ******  Previously filed on December 15, 2000.

SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT, LEARNING TREE INTERNATIONAL, INC., A CORPORATION ORGANIZED AND EXISTING UNDER THE LAWS OF THE STATE OF DELAWARE, HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES, STATE OF CALIFORNIA, ON THE 21ST DAY OF DECEMBER, 2001.

                                         Learning Tree International, Inc.

                                         By:  /s/ David C. Collins, Ph.D.
                                            -----------------------------------
                                            Name: DAVID C. COLLINS, Ph.D.
                                            Title: Chairman of the Board of
                                                   Directors and Chief
                                                   Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                        TITLE                  DATE

/s/ David C. Collins, Ph.D.             Chairman of the Board     December 21,
-----------------------------------      and Chief Executive         2001
    DAVID C. COLLINS, Ph.D.              Officer (principal
                                         executive officer)

/s/ Eric R. Garen                       President and Director    December 21,
-----------------------------------                                  2001
    ERIC R. GAREN

/s/ Gary R. Wright                      Chief Financial           December 21,
-----------------------------------      Officer and                 2001
    GARY R. WRIGHT                       Secretary (principal
                                         financial officer and
                                         principal accounting
                                         officer) and Director

/s/ James E. Furlan                     Chief Operating           December 21,
-----------------------------------      Officer and Director        2001
    JAMES E. FURLAN

/s/ Mary C. Adams                       Vice President,           December 21,
-----------------------------------      Administration,             2001
    MARY C. ADAMS                        Investor Relations
                                         and Assistant Secretary
                                         and Director

/s/ W. Mathew Juechter                  Director                  December 21,
-----------------------------------                                  2001
    W. MATHEW JUECHTER

/s/ Michael W. Kane, Ph.D.              Director                  December 21,
-----------------------------------                                  2001
    MICHAEL W. KANE, Ph.D.

/s/ Howard A. Bain III                  Director                  December 21,
-----------------------------------                                  2001
    HOWARD A. BAIN III