Form 10-Q
period 2001-12-31
LEARNING TREE INTERNATIONAL INC
filed 2002-02-14
CIK 1002037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934 For the quarterly period ended December 31, 2001
                                                        -----------------

                                      or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the transition period from____________to___________


Commission file number 0-27248
                       -------


                       Learning Tree International, Inc.
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                           95-3133814
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              identification No.)


             6053 West Century Boulevard, Los Angeles, CA 90045
         -----------------------------------------------------------
         (Address of principle executive offices)     (Zip Code)


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

                         Yes   X   No_______
                             -----

The number of shares of common stock, $.0001 par value, outstanding as of February 7, 2002, is 18,985,028 shares.

                          Total number of pages   17
                                                 ----

                       LEARNING TREE INTERNATIONAL, INC.

                                   FORM 10-Q

                               December 31, 2001

                               TABLE OF CONTENTS

Part I--Financial Statements

                                                                                                    Page
                                                                                                    ----
 Item 1.       Financial Statements:
                 Condensed Consolidated Balance Sheets..............................................  3
                 Condensed Consolidated Statements of Operations....................................  4
                 Condensed Consolidated Statements of Stockholders' Equity..........................  5
                 Condensed Consolidated Statements of Cash Flows....................................  6
                 Notes to Condensed Consolidated Financial Statements...............................  7

 Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.........................................................................  8

Part II--Other Information

 Item 1.       Legal Proceedings.................................................................... 16
 Item 2.       Changes in Securities................................................................ 16
 Item 3.       Defaults Upon Senior Securities...................................................... 16
 Item 4.       Submission of Matters to a Vote of Secruity Holders.................................. 16
 Item 5.       Other Information.................................................................... 16
 Item 6.       Exhibits and Reports on Form 8-K..................................................... 16


 Signatures......................................................................................... 17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               December 31,         September 30,
                                                                   2001                 2001
                                                           -------------------   ------------------
ASSETS                                                        (Unaudited)
Current assets:
  Cash and cash equivalents..............................  $      106,478,000    $     108,544,000
  Trade accounts receivable, net.........................          15,457,000           15,990,000
  Prepaid marketing expenses.............................           1,698,000            2,212,000
  Prepaid income taxes...................................           4,730,000            5,155,000
  Prepaid expenses and other.............................           6,212,000            5,815,000
                                                           -------------------   ------------------
    Total current assets                                          134,575,000          137,716,000
                                                           -------------------   ------------------

Equipment, property and leasehold improvements, net......          26,685,000           27,856,000
Long-term interest-bearing investments...................           7,246,000            7,353,000
Other assets.............................................           2,022,000            2,050,000
                                                           -------------------   ------------------
    Total assets.........................................  $      170,528,000    $     174,975,000
                                                           ===================   ==================

LIABILITIES
Current liabilities:
  Trade accounts payable.................................  $       11,889,000    $      17,041,000
  Deferred revenue.......................................          59,200,000           61,662,000
  Accrued liabilities....................................           7,995,000            7,316,000
  Income taxes payable...................................           2,280,000            2,725,000
                                                           -------------------   ------------------
    Total current liabilities............................          81,364,000           88,744,000
                                                           -------------------   ------------------
Deferred income taxes....................................             177,000              178,000
Deferred facilities rent.................................           1,921,000            1,993,000
                                                           -------------------   ------------------
    Total liabilities....................................          83,462,000           90,915,000
                                                           -------------------   ------------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value, 75,000,000 shares
   authorized, 18,971,000 and 18,929,000 shares issued
   and outstanding, respectively.........................               2,000                2,000
  Preferred Stock, $.0001 par value, 10,000,000 shares
   authorized, 0 shares issued and outstanding...........                  --                   --
  Additional paid-in capital.............................           1,890,000                   --
  Cumulative foreign currency translation................          (4,829,000)          (4,584,000)
  Retained earnings......................................          90,003,000           88,642,000
                                                           -------------------   ------------------
    Total stockholders' equity...........................          87,066,000           84,060,000
                                                           -------------------   ------------------
    Total liabilities and stockholders' equity...........  $      170,528,000    $     174,975,000
                                                           ===================   ==================

    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                For the Three Months Ended
                                                                                        December 31,
                                                                              --------------------------------
                                                                                   2001               2000
                                                                              --------------     --------------
Revenues...................................................................   $   47,171,000     $   62,104,000
Cost of revenues...........................................................       20,992,000         23,613,000
                                                                              --------------     --------------
Gross Profit...............................................................       26,179,000         38,491,000
                                                                              --------------     --------------

Operating expenses:
  Course development.......................................................        2,490,000          2,820,000
  Sales and marketing......................................................       13,025,000         14,517,000
  General and administrative...............................................        6,775,000          6,537,000
                                                                              --------------     --------------
                                                                                  22,290,000         23,874,000
                                                                              --------------     --------------
Income from operations.....................................................        3,889,000         14,617,000
                                                                              --------------     --------------

Other income (expense):
  Interest expense.........................................................           (4,000)            (1,000)
  Interest income..........................................................          827,000          2,486,000
  Foreign exchange.........................................................         (251,000)          (175,000)
  Other....................................................................          (20,000)           (86,000)
                                                                              --------------     --------------
                                                                                     552,000          2,224,000
                                                                              --------------     --------------
Income before provision for income taxes...................................        4,441,000         16,841,000
Provision for income taxes.................................................        1,576,000          5,979,000
                                                                              --------------     --------------
Net Income.................................................................   $    2,865,000     $   10,862,000
                                                                              ==============     ==============

Earnings per common share..................................................   $         0.15     $         0.49
                                                                              ==============     ==============
Earnings per common share assuming dilution................................   $         0.15     $         0.48
                                                                              ==============     ==============

Weighted average number of shares outstanding..............................       18,916,000         21,986,000
                                                                              ==============     ==============
Diluted shares outstanding.................................................       19,245,000         22,806,000
                                                                              ==============     ==============

    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                 FOREIGN
                                                                ADDITIONAL      CURRENCY                              TOTAL
                                                   COMMON        PAID-IN       TRANSLATION         RETAINED       STOCKHOLDERS'
                                                   STOCK         CAPITAL       ADJUSTMENT          EARNINGS          EQUITY
Balance,
 September 30, 2000............................   $    2,000   $  52,649,000   $  (4,007,000)   $     84,151,000  $  132,795,000

Comprehensive income:
 Net income....................................           --              --              --          10,862,000      10,862,000
 Foreign currency
  translation..................................           --              --         806,000                  --         806,000
                                                                                                                   -------------
    Comprehensive income.......................                                                                       11,668,000
Stock repurchases..............................           --     (15,432,000)             --                  --     (15,432,000)
Stock option exercises.........................           --         481,000              --                  --         481,000
Tax benefit related to stock option exercises..           --         174,000              --                  --         174,000
                                                  ----------   -------------   -------------    ----------------  --------------
Balance,
 December 30, 2000.............................   $    2,000   $  37,872,000   $  (3,201,000)   $     95,013,000  $  129,686,000
                                                  ==========   =============   =============    ================  ==============

Balance,
 September 30, 2001............................   $    2,000   $          --   $  (4,584,000)   $     88,642,000  $   84,060,000

Comprehensive income:
 Net income....................................           --              --              --           2,865,000       2,865,000
 Foreign currency
  translation..................................           --              --        (245,000)                 --        (245,000)
                                                                                                                  --------------
    Comprehensive income.......................                                                                        2,620,000
Stock repurchases..............................           --          (8,000)             --          (1,504,000)     (1,512,000)
Stock option exercises.........................           --       1,572,000              --                  --       1,572,000
Tax benefit related to stock option exercises..           --         326,000              --                  --         326,000
                                                  ----------   -------------   -------------    ----------------  --------------
Balance,
 December 30, 2001.............................   $    2,000   $   1,890,000   $  (4,829,000)   $     90,003,000  $   87,066,000
                                                  ==========   =============   =============    ================  ==============

    See accompanying notes to condensed consolidated financial statements.

              LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                For the Three Months Ended December 31,
                                                                ---------------------------------------
                                                                      2001                    2000
                                                                -----------------        --------------
Cash flows--operating activities:
  Net income..............................................      $       2,865,000        $   10,862,000
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
    Depreciation and amortization.........................              2,165,000             1,835,000
    Unrealized foreign exchange losses....................                209,000               146,000
    Losses on disposals of equipment and leasehold
      improvements........................................                  3,000                57,000
    Deferred facilities rent charges......................                (62,000)              (75,000)
    Change in net assets and liabilities:
     Trade accounts receivable............................                438,000               215,000
     Prepaid marketing expenses...........................                510,000               445,000
     Prepaid expenses and other...........................               (446,000)             (171,000)
     Income taxes.........................................                314,000            (1,383,000)
     Trade accounts payable...............................             (5,049,000)           (3,236,000)
     Deferred revenue.....................................             (2,221,000)            1,114,000
     Other accrued liabilities............................                579,000            (2,182,000)
                                                                -----------------        --------------
 Net cash provided by (used in) operating activities......               (695,000)            7,627,000
                                                                -----------------        --------------
Cash flows--investing activities:
  Purchases of equipment, property and leasehold
    improvements..........................................             (1,079,000)           (3,475,000)
  Retirements of equipment and leasehold improvements.....                 18,000                89,000
  Proceeds from short-term interest-bearing investments
    held to maturity......................................                     --            23,191,000
  Purchases of short-term interest-bearing investments
    held to maturity......................................                     --           (30,733,000)
  Other, net..............................................                 17,000                 9,000
                                                                -----------------        --------------
  Net cash used in investing activities...................             (1,044,000)          (10,919,000)
                                                                -----------------        --------------

Cash flows--financing activities:
  Proceeds from exercise of stock options.................              1,572,000               481,000
  Repurchases of Common Stock.............................             (1,512,000)          (15,432,000)
                                                                -----------------        --------------
  Net cash provided by (used in) financing activities.....                 60,000           (14,951,000)
                                                                -----------------        --------------
Effects of exchange rates on cash.........................               (387,000)              646,000
                                                                -----------------        --------------
Net decrease in cash and cash equivalents.................             (2,066,000)          (17,597,000)
Cash and cash equivalents at the beginning of the period..            108,544,000           116,231,000
                                                                -----------------        --------------
Cash and cash equivalents at the end of the period........      $     106,478,000        $   98,634,000
                                                                =================        ==============
Supplemental disclosures:
  Income taxes paid.......................................      $       1,341,000        $    7,564,000
                                                                =================        ==============
  Interest paid...........................................      $              --        $           --
                                                                =================        ==============

    See accompanying notes to condensed consolidated financial statements.

                       LEARNING TREE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1   Operations and Significant Accounting Policies:
         ----------------------------------------------

     The accompanying condensed consolidated financial statements have been prepared by Learning Tree International, Inc. ("Learning Tree") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001 that are contained in Learning Tree's 2001 Annual Report on Form 10-K. Learning Tree's business is subject to substantial risk and fluctuations in earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note 2   Computation of Earnings per Common Share and Earnings per Common Share
         ----------------------------------------------------------------------
Assuming Dilution:
-----------------

     Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 820,000 shares and 329,000 shares were added to the weighted average number of shares outstanding as of December 31, 2000 and 2001, respectively. Approximately 101,000 and 1,309,000 antidilutive stock options were excluded from the calculation of earnings per common share assuming dilution for the first quarters of fiscal 2001 and 2002, respectively.


Note 3   Repurchase of Company Stock:
         ---------------------------

     During the first quarter of fiscal 2002, Learning Tree repurchased approximately 74,000 shares of its Common Stock on the open market at a total cost of $1,512,000. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Item. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical statements and discussions, this discussion consists of "forward-looking statements." All plans, projections, and future estimates are forward-looking statements, which in some, but not all, cases, are identified by words such as "anticipate," "estimate," "project," "believe," "expect" and similar expressions. Please do not put undue reliance on forward-looking statements. Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties. Many, but not all, of these factors and assumptions are identified in Exhibit 99, "Risk Factors" to Learning Tree International, Inc.'s ("Learning Tree's") 2001 Annual Report on Form 10-K ("Exhibit 99"). Although Learning Tree believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true. Accordingly, Learning Tree's actual results will differ from those suggested by any forward-looking statement, and those differences could be material. Factors that could cause or contribute to such differences include, among others, those factors included in Exhibit 99, as well as, those discussed in other places in Learning Tree's filings with the Securities and Exchange Commission. For example, actual results could differ materially from those projected as a result of Learning Tree's dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of e-learning either by Learning Tree or its competitors; the impact of competition and pricing pressures; Learning Tree's ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree's ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism, and other external events. Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove to be incorrect, Learning Tree's actual results may vary materially from those anticipated, estimated, expected or projected. In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct. Learning Tree does not undertake any obligation to update forward-looking statements.

Overview
     Learning Tree is a leading worldwide provider of education and training to information technology ("IT") professionals in business and government organizations. Approximately two-thirds of Learning Tree's participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-tier companies.

     Learning Tree offers a broad, proprietary library of intensive four-and five-day instructor-led courses, representing over 4,100 hours of training. Learning Tree courses focus on client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, databases, object-oriented technology and IT management.

     As a vendor-independent provider of IT training, Learning Tree designs its own courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree's courses are recommended for college credit by the American Council on Education, and are accepted for college credit at the University of Phoenix. Learning Tree's proprietary course development process also allows it to customize its courses for on-site delivery to its customers.

      Learning Tree has engaged in limited development and testing of the content, packaging and delivery methodology for Internet-based "e-learning" courses. In testing a number of "asynchronous-format" e-learning programs, Learning Tree achieved completion rates for its individual three-hour "e-courses" that were more than double recently published figures of e-learning industry average completion rates. However, only a small fraction of the participants completed enough e-courses to cover material equivalent to just one Learning Tree instructor-led course. This "completion rate problem" has been reported in general publications within the e-learning sector. As a result, Learning Tree expects to continue to limit its investment in e-learning, and has been focusing its attention on finding ways to use Learning Tree's e-learning assets effectively to support its instructor-led training services. Learning Tree intends to continue testing this delivery format for e-learning as it may prove to be a useful support mechanism for its instructor-led training activities. However, Learning Tree may or may not be successful with this approach.

Results of Operations
      In the first quarter of fiscal 2002, Learning Tree's revenues decreased by 24% to $47.2 million from $62.1 million for the corresponding quarter of fiscal 2001. Income from operations for the first quarter of fiscal 2002 was $3.9 million versus $14.6 million for the same quarter of fiscal 2001. Net income for the first quarter of fiscal 2002 was $2.9 million compared to $10.9 million in the first quarter of fiscal 2001.

      Revenue. During the first quarter of fiscal 2002, Learning Tree trained a total of 30,843 multi-day instructor-led course participants compared to 39,171 participants for the first quarter of fiscal 2001. Learning Tree believes that the decrease in course participants primarily reflects the slowdown in the IT industry and the overall economy, which Learning Tree believes has resulted in more cautious spending by its customers on IT training. This economic trend was exacerbated after the attacks of September 11, the onset of hostilities in Afghanistan and the anthrax-caused disturbances to the U.S. postal system. Additionally, the average revenue per multi-day course participant decreased by 3% because a larger percentage of course participants attended under multiple-course discount programs compared to the first quarter of fiscal 2001. Since the currency exchange rates that prevailed during the first quarter of fiscal 2002 were very similar to the average rates that prevailed during the first quarter of fiscal 2001, exchange rates did not materially affect average revenue per multi-day course participant during the quarter.

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

      During the first quarter of fiscal 2002, the cost of revenues increased to 44.5% of revenues compared to 38.0% in the first quarter of fiscal 2001. The change in the gross profitability of Learning Tree's instructor-led courses primarily reflects a 12% decrease in revenue per multi-day course event. This decrease reflects a decrease in the average number of attendees per event and the decrease in average revenue per attendee. Learning Tree believes that the decrease in attendees per event primarily reflects the impact of current economic conditions, which lowered Learning Tree's overall attendance rates. In addition, to a lesser extent, the average number of attendees per event in the first quarter of fiscal 2002 was impacted by Learning Tree's decision after September 11 to run courses with lower numbers of attendees to maintain its market presence and to serve customers' training needs.

     Learning Tree's average cost per event increased by 3% primarily due to lower utilization of Learning Tree's education centers arising from the decrease in the number of course events conducted in the first quarter of fiscal 2002 compared to 2001.

     The cost of revenues for the first quarter of fiscal 2002 was $21.0 million compared to $23.6 million for the same quarter of fiscal 2001. This decrease primarily reflects a 13% decrease in the number of course events conducted during the first quarter of fiscal 2002. During the first quarter of fiscal 2002, Learning Tree presented 2,190 multi-day instructor-led course events compared to 2,531 events during the same period in fiscal 2001.

     Course Development Expenses. Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are included in course development expenses. Course development costs also include the costs of Learning Tree's e-learning development activities.

     In the first quarter of fiscal 2002, course development expenses were 5.3% of revenue compared to 4.5% for the same period of fiscal 2001. This increase was a result of lower revenues, partly offset by lower course development expenses. Course development expenses decreased 12% to $2.5 million for the first quarter of fiscal 2002 from $2.8 million in the first quarter of fiscal 2001. This decrease primarily reflects a decrease in the number of new course titles developed during the first quarter of 2002, as well as a decrease in spending on e-learning development.

     Learning Tree has recently released additional multi-day course titles on topics such as Windows XP, SQL Server, ASP.NET, Object-Oriented technology, Mobile Networking and XSL. At the end of December 31, 2001, Learning Tree offered 166 multi-day course titles compared to 143 a year ago. During the first quarter of 2002, Learning Tree introduced nine new titles and retired six old titles. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content.

     Learning Tree expects to have approximately 160 course titles in the second quarter of fiscal 2002. The actual number of course titles which Learning Tree will execute, and their delivery dates, are subject to a number of factors such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts who are also responsible for teaching Learning Tree's instructor-led courses. There can be no assurance that Learning Tree will develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its instructor-led training course library and as it explores the development of Internet e-learning approaches and technologies.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

      For the first quarter of fiscal 2002, sales and marketing expenses were 27.6% of revenue compared to 23.4% in the first quarter of fiscal 2001. This increase was a result of lower revenues, partly offset by lower sales and marketing expenses. During the first quarter of fiscal 2002, sales and marketing expenses decreased by 10% to $13.0 million from $14.5 million for the first quarter of fiscal 2001. This decrease primarily reflects a decrease in marketing expenditures, lower selling commissions due to the lower level of sales, and a reduction in sales personnel. In order to reduce the risk that any new anthrax-related disturbances to the postal system could affect a large portion of Learning Tree's direct mail, Learning Tree leveled out the weekly quantities of it's mailings during the last week of December 2001 through February 2002, rather than mailing larger quantities during the early weeks of this period. This mitigation measure caused approximately $0.5 million of marketing cost to move from Learning Tree's first quarter of fiscal 2002 to its second quarter of fiscal 2002 as compared to the prior year periods.

      General and Administrative Expenses. As a percentage of revenue, general and administrative costs increased to 14.4% in the first quarter of fiscal 2002 from 10.5% in the corresponding period of fiscal 2001. General and administrative expenses increased in the first quarter of fiscal 2002 by 4% to $6.8 million compared to $6.5 million in the same quarter of fiscal 2001. The increase in general and administrative expenses primarily reflects IT staff and related expenses that increased over the course of the prior year, and staff salary adjustments and other staffing costs.

      Other Income (Expense). Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In the first quarter of fiscal 2002, other income (expense) decreased to income of $552,000 from $2.2 million for the corresponding quarter in fiscal 2001.

      Lower interest rates in the marketplace together with the decline in Learning Tree's interest-bearing investments, as a result of repurchases of its Common Stock, caused interest income to decline by $1.6 million in first quarter of fiscal 2002 compared with the first quarter of fiscal 2001.

      Learning Tree recorded foreign exchange losses of $251,000 in the first quarter of fiscal 2002 compared to foreign exchange losses of $175,000 in the first quarter of fiscal 2001. These transaction losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree's foreign subsidiaries.

      Income Taxes. In the first quarter of fiscal 2002, the provision for income taxes decreased $4.4 million to $1.6 million compared to $6.0 million for the same quarter of fiscal 2001. The decrease in the income tax provision reflects the decrease in taxable income.


Fluctuations in Quarterly Results
      Historically, Learning Tree's quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, timely delivery, frequency and size of, and response to Learning Tree's direct mail marketing and advertising campaigns; the timing of the introduction of new course titles; the mix between course events held at customer-sites and course events held in Learning Tree's education centers and hotels; competitive forces within current and anticipated future markets served by Learning Tree; Learning Tree's ability to attract customers and meet their expectations; currency fluctuations and other risks of international operations; natural disasters, external strikes, acts of war or terrorism, and other external factors; and general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of Learning Tree's spending on development and marketing of its courses and receiving revenues from its customers.

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


Liquidity and Capital Resources
     Cash and cash equivalents decreased to $106.5 million at December 31, 2001 from $108.5 million at September 30, 2001. At September 30, 2001, trade accounts payable included $2.7 million required to settle Common Stock repurchases made at the end of fiscal 2001 which were settled during the first few days of fiscal 2002. As a result, during the quarter ended December 31, 2001, Learning Tree used approximately $4.2 million in cash for stock repurchases which included the $2.7 million to settle the 2001 year-end stock repurchases and approximately $1.5 million to repurchase approximately 74,000 shares of its Common Stock in the first quarter of 2002. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

     Cash used by operations for the first quarter of fiscal 2002 was $695,000. Excluding the effects of fiscal 2001 stock repurchases which were paid in fiscal 2002, cash provided by operations during the first quarter of 2002 was approximately $2.0 million, compared to $7.6 million in the first quarter of fiscal 2001. This primarily reflects the changes in profitability and advance payments by customers for future courses. At December 31, 2001, Learning Tree had working capital of $53.2 million.

     During the first quarter of fiscal 2002, Learning Tree invested $1.1 million in equipment and facilities compared to $3.5 million in the same period of fiscal 2001. The investments in the current year primarily relate to purchases of course equipment and the build-out of a second education center in Paris, France which is expected to open in the second quarter of fiscal 2002. The higher level of investment during the prior year was primarily related to the build-out of education center facilities in New York and Chicago. Although Learning Tree expects to continue to invest in additional equipment and facilities in fiscal 2002, as of December 31, 2001, Learning Tree had no other material future purchase obligations, capital commitments or debt. Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

Outlook For Fiscal 2002
     Throughout this document, there have been various forward-looking statements. However, this entire section should be treated as forward-looking and subject to various risks and uncertainties, including those detailed from time to time in Learning Tree's filings with the Securities and Exchange Commission, including Learning Tree's 2001 Annual Report on Form 10-K and in
Exhibit 99, "Risk Factors." As economic and market conditions change during fiscal 2002, Learning Tree's future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

     Backlog. At December 31, 2001, Learning Tree had a backlog of orders for instructor-led courses of $26.2 million, which represented a 17% decrease compared to the backlog of $31.4 million at December 31, 2000. Only a portion of Learning Tree's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

     Current Trends. During the remainder of fiscal 2002, Learning Tree's business will be influenced by world events and by spending trends in the corporate marketplace for information technology. For much of the last year, the economy in general, and the technology sector in particular, have been in recession. Learning Tree believes that this economic trend was exacerbated after the attacks of September 11, the onset of the war in Afghanistan, and the anthrax disturbances to the U.S. postal system. Although many analysts have stated that they expect the economy and technology spending to begin to recover at some point in the current year, Learning Tree cannot predict the timing or rapidity of any recovery. To date, despite some mixed signals, there have been no clear signs that such an expected improvement in the economy or IT industry has produced an improvement in Learning Tree's business. Learning Tree currently believes it is prudent to operate its business based on an assumption that its revenues (adjusted for seasonal fluctuations) will not increase significantly until the general economy and the IT industry begin to improve. At the same time, Learning Tree expects to maintain its course development and delivery infrastructure while spending somewhat more than it did in the prior year on sales and marketing as a percent of revenue so that Learning Tree will be prepared to take advantage of any economic improvement when it comes.

     Effect of Exchange Rates. Approximately half of Learning Tree's business is conducted in currencies other than US dollars, and fluctuations in exchange rates will impact future revenues and expenses when translated into dollars. Exchange rates at February 7, 2002 were very similar to the average rates that prevailed during fiscal 2001. If current exchange rates remain stable through Learning Tree's second quarter and the remainder of fiscal 2002, revenues and net income for both the second quarter and the fiscal year would not be materially affected by exchange rates.

     Second Quarter 2002 Revenues. With respect to forecasting Learning Tree's revenues for its second quarter of fiscal 2002, the following three factors were considered:

  . At December 31, 2001, Learning Tree's backlog of $26.2 million was 17% lower than at December 31, 2000. At January 31, 2002, Learning Tree's backlog of $29.5 million was 11% lower than at January 31, 2001. At January 31, 2002, Learning Tree's backlog just for courses to be held during the second quarter was 25% lower than it had been a year earlier.
  . In its most recent direct mail catalogs, Learning Tree announced five new course titles that will have their initial presentations during the second quarter of fiscal 2002 and expects to retire about eleven course titles during that quarter. Learning Tree expects to have approximately 160 course titles in the second quarter of fiscal 2002 compared with 152 course titles in the second quarter of the prior year. The recent increased levels of course retirements may continue in coming quarters as Learning Tree seeks to manage gross profit levels and course development and marketing expenses.
  . There were indications during Learning Tree's first quarter of fiscal 2002, that delivery of Learning Tree's direct mail marketing packages had been delayed, both within the U.S. Postal System and at some client sites, as a result of anthrax concerns. Although the situation appears to have improved, there are still some indications that delivery of some of Learning Tree's direct mail marketing packages is being delayed. Learning Tree has taken measures to attempt to mitigate the effects of future anthrax-related postal disturbances, including leveling out the weekly quantities of its mailings during the last week of December 2001 through February 2002, rather than mailing larger quantities during the early weeks of this period. While intended to reduce the risk from any new anthrax event, this measure may have the effect of delaying some attendances in Learning Tree's courses from the second quarter of fiscal 2002 until the third quarter of fiscal 2002.

     Based on these factors and Learning Tree's current assessment of general economic conditions, Learning Tree believes that revenues in the second quarter of fiscal 2002 will be approximately $43 million, and thus 26% lower than the revenues of $58 million in the second quarter of fiscal 2001.

     Second Quarter 2002 Cost of Revenues. During the second quarter of fiscal 2002, Learning Tree expects the following factors will adversely impact Learning Tree's gross margins by approximately 4.5% to 5.0% compared with the same quarter last year:

  . Lower attendees per event, primarily the result of the lower attendance rates that Learning Tree has been experiencing.
  .  Lower utilization rates of its education centers.

     Second Quarter 2002 Overhead Expenses. Learning Tree expects the overall overhead expenses for the second quarter to be approximately $4 million lower than those in the same quarter of the prior year. This decrease reflects a reduction in marketing activities and costs, lower selling commissions due to lower levels of sales, reductions in sales personnel and a decrease in the number of new course titles being developed.

     Second Quarter 2002 Interest Income. Learning Tree's interest income reflects changes in interest rates, as well as changes in Learning Tree's cash balances. Interest rates in the United States have declined significantly over the last year. At December 31, 2001, Learning Tree's cash and interest bearing investments were approximately $37.6 million lower than they were a year earlier, primarily reflecting the use of $65.5 million to repurchase 3,139,000 shares of its Common Stock, partially offset by cash from operations. As a result, interest income can be expected to decline in the second quarter of fiscal 2002 as compared to the same quarter last year.

     2002 Tax Rate. Learning Tree estimates that its tax rate in fiscal 2002 will be approximately 35.5% which is approximately the same as it was in fiscal 2001.

  Fiscal 2002 as a Whole. During the remainder of fiscal 2002, Learning Tree will continue to monitor business conditions, and may make adjustments to its operating plans. The uncertainties in the economic and political situation make it difficult to forecast future revenues. If recent attendance rates continue, even without an economic recovery, revenues in the second half of fiscal 2002 could be closer to revenues in the second half of fiscal 2001 than Learning Tree expects them to be in the first half of the year. This is because the second half of fiscal 2001 already reflected the impact of a general economic slowdown. Learning Tree believes that this year the economy and its industry are experiencing the additional impacts of September 11 and subsequent events, and the duration and degree of any of these effects cannot be predicted. If economic and political conditions improve substantially, Learning Tree may see a return to growth and revenue levels above the prior year.

     Learning Tree intends to continue to monitor and adjust as necessary the balance between investing in market share through solid marketing and sales programs and adjusting its costs to be in line with ongoing revenue expectations. In addition, Learning Tree intends to focus on improving the efficiency and effectiveness of its operations. The balance and approach Learning Tree uses will depend on its continued evaluation of ongoing conditions.

Quantitative and Qualitative Disclosures About Market Risk

     Learning Tree's cash equivalents and short-term investment portfolio is diversified and consists primarily of investment grade securities of high-quality financial institutions, government and government agencies, and corporations. The fair value of Learning Tree's portfolio of marketable securities would not be significantly impacted by either a 10 percent (20 basis point) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. Learning Tree does not hold or issue derivative financial instruments.

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

PART II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

               None

Item 2.        CHANGES IN SECURITIES

               Not Applicable

Item 3.        DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

Item 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               None

Item 5.        OTHER INFORMATION

               Not Applicable

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                a)  Exhibits

                       Not Applicable

                b)  Reports on Form 8-K

                       No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEARNING TREE INTERNATIONAL, INC.




Dated: February 14, 2002                     By: /s/ Gary R. Wright
                                                 -------------------------------
                                             Gary R. Wright
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)