Form 10-Q
period 2002-03-31
LEARNING TREE INTERNATIONAL INC
filed 2002-05-10
CIK 1002037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

{X} Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934 For the quarterly period ended March 31, 2002
                                                        --------------

                                        or

{ } Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the transition period from __________ to __________


Commission file number 0-27248
                       -------


                        Learning Tree International, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                95-3133814
   ---------------------------------              ---------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 identification No.)

               6053 West Century Boulevard, Los Angeles, CA   90045
          ------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code    (310) 417-9700
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

                                Yes  X    No _____
                                   -----

The number of shares of common stock, $.0001 par value, outstanding as of May 3, 2002, is 18,721,089 shares.

                          Total number of pages    20
                                                 -----

                        LEARNING TREE INTERNATIONAL, INC.

                                    FORM 10-Q

                                 March 31, 2002

                                TABLE OF CONTENTS

Part I--Financial Statements                                                                        Page
                                                                                                    ----
  Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheets ..............................................      3
             Condensed Consolidated Statements of Operations ....................................      4
             Condensed Consolidated Statements of Stockholders' Equity ..........................      5
             Condensed Consolidated Statements of Cash Flows ....................................      6
             Notes to Condensed Consolidated Financial Statements ...............................      7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations ......................................................................      8


Part II--Other Information

  Item 1.  Legal Proceedings ....................................................................     18
  Item 2.  Changes in Securities ................................................................     18
  Item 3.  Defaults Upon Senior Securities ......................................................     18
  Item 4.  Submission of Matters to a Vote of Security Holders ..................................     18
  Item 5.  Other Information ....................................................................     18
  Item 6.  Exhibits and Reports on Form 8-K .....................................................     18


Signatures ......................................................................................     20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,      September 30,
                                                                                        2002             2001
                                                                                    -------------    -------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $ 103,413,000    $ 108,544,000
  Trade accounts receivable, net ................................................      12,896,000       15,990,000
  Prepaid marketing expenses ....................................................       1,970,000        2,212,000
  Prepaid income taxes ..........................................................       6,837,000        5,155,000
  Prepaid expenses and other ....................................................       7,051,000        5,815,000
                                                                                    -------------    -------------

    Total current assets ........................................................     132,167,000      137,716,000
                                                                                    -------------    -------------


Equipment, property and leasehold improvements, net .............................      25,532,000       27,856,000
Long-term interest-bearing investments ..........................................       7,147,000        7,353,000
Other assets ....................................................................       1,984,000        2,050,000
                                                                                    -------------    -------------
    Total assets ................................................................   $ 166,830,000    $ 174,975,000
                                                                                    =============    =============



LIABILITIES
Current liabilities:
  Trade accounts payable ........................................................   $  11,349,000    $  17,041,000
  Deferred revenue ..............................................................      58,444,000       61,662,000
  Accrued liabilities ...........................................................       7,816,000        7,316,000
  Income taxes payable ..........................................................       1,551,000        2,725,000
                                                                                    -------------    -------------
    Total current liabilities ...................................................      79,160,000       88,744,000
                                                                                    -------------    -------------

Deferred income taxes ...........................................................         177,000          178,000
Deferred facilities rent ........................................................       2,361,000        1,993,000
                                                                                    -------------    -------------
    Total liabilities ...........................................................      81,698,000       90,915,000
                                                                                    -------------    -------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value, 75,000,000 shares
   authorized, 18,872,000 and 18,929,000 shares issued
   and outstanding, respectively ................................................           2,000            2,000
  Preferred Stock, $.0001 par value, 10,000,000 shares
   authorized, 0 shares issued and outstanding ..................................              --               --
  Additional paid-in capital ....................................................              --               --
  Cumulative foreign currency translation .......................................      (5,151,000)      (4,584,000)
  Retained earnings .............................................................      90,281,000       88,642,000
                                                                                    -------------    -------------
    Total stockholders' equity ..................................................      85,132,000       84,060,000
                                                                                    -------------    -------------
    Total liabilities and stockholders' equity ..................................   $ 166,830,000    $ 174,975,000
                                                                                    =============    =============

     See accompanying notes to condensed consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 Three Months Ended                      Six Months Ended
                                                                      March 31,                               March 31,
                                                          ---------------------------------       ---------------------------------
                                                              2002                2001                2002                 2001
                                                          -------------       -------------       -------------       -------------
Revenues ...........................................      $  40,635,000       $  57,990,000       $  87,806,000       $ 120,094,000
Cost of revenues ...................................         18,468,000          24,155,000          39,460,000          47,768,000

                                                          -------------       -------------       -------------       -------------
      Gross profit .................................         22,167,000          33,835,000          48,346,000          72,326,000
                                                          -------------       -------------       -------------       -------------

Operating expenses:
      Course development ...........................          2,287,000           3,116,000           4,777,000           5,936,000
      Sales and marketing ..........................         13,064,000          17,064,000          26,089,000          31,581,000
      General and administrative ...................          6,122,000           6,878,000          12,897,000          13,415,000
                                                          -------------       -------------       -------------       -------------
                                                             21,473,000          27,058,000          43,763,000          50,932,000
                                                          -------------       -------------       -------------       -------------


Income from operations .............................            694,000           6,777,000           4,583,000          21,394,000
                                                          -------------       -------------       -------------       -------------

Other income (expense):
      Interest expense .............................             (2,000)             (3,000)             (6,000)             (4,000)
      Interest income ..............................            681,000           2,027,000           1,508,000           4,513,000
      Foreign exchange .............................           (101,000)           (359,000)           (352,000)           (534,000)
      Other ........................................           (113,000)            (50,000)           (133,000)           (136,000)
                                                          -------------       -------------       -------------       -------------
                                                                465,000           1,615,000           1,017,000           3,839,000
                                                          -------------       -------------       -------------       -------------

Income before provision for income taxes ...........          1,159,000           8,392,000           5,600,000          25,233,000
Provision for income taxes .........................            412,000           2,979,000           1,988,000           8,958,000
                                                          -------------       -------------       -------------       -------------

Net income .........................................      $     747,000       $   5,413,000       $   3,612,000       $  16,275,000
                                                          =============       =============       =============       =============


Earnings per common share ..........................      $        0.04       $        0.25       $        0.19       $        0.74
                                                          =============       =============       =============       =============

Earnings per common share assuming
      dilution .....................................      $        0.04       $        0.24       $        0.19       $        0.72
                                                          =============       =============       =============       =============

Weighted average number of shares
      outstanding ..................................         18,956,000          21,761,000          18,936,000          21,873,000
                                                          =============       =============       =============       =============


Diluted shares outstanding .........................         19,274,000          22,520,000          19,253,000          22,663,000
                                                          =============       =============       =============       =============

     See accompanying notes to condensed consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                   FOREIGN
                                                 ADDITIONAL        CURRENCY                       TOTAL
                                     COMMON        PAID-IN       TRANSLATION      RETAINED     STOCKHOLDERS'
                                      STOCK        CAPITAL        ADJUSTMENT      EARNINGS        EQUITY
Balance,
 September 30, 2000 ...........     $ 2,000     $ 52,649,000    $ (4,007,000)   $ 84,151,000   $132,795,000

Comprehensive income:
 Net income ...................          --               --              --      16,275,000     16,275,000
 Foreign currency
  translation .................          --               --      (1,095,000)             --     (1,095,000)
                                                                                               ------------
    Comprehensive income ......                                                                  15,180,000
Stock repurchases .............          --      (36,326,000)             --              --    (36,326,000)
Stock option exercises ........          --        4,343,000              --              --      4,343,000
Tax benefit related to
 stock option exercises .......          --        1,583,000              --              --      1,583,000
                                    -------     ------------    ------------    ------------   ------------

Balance,
 March 31, 2001 ...............     $ 2,000     $ 22,249,000    $ (5,102,000)   $100,426,000   $117,575,000
                                    =======     ============    ============    ============   ============

Balance,
 September 30, 2001 ...........     $ 2,000     $         --    $ (4,584,000)   $ 88,642,000   $ 84,060,000

Comprehensive income:
 Net income ...................          --               --              --       3,612,000      3,612,000
 Foreign currency
  translation .................          --               --        (567,000)             --       (567,000)
                                                                                               ------------
    Comprehensive income ......                                                                   3,045,000
Stock repurchases .............          --       (2,180,000)             --      (1,973,000)    (4,153,000)
Stock option exercises ........          --        1,765,000              --              --      1,765,000
Tax benefit related to
 stock option exercises .......          --          415,000              --              --        415,000
                                    -------     ------------    ------------    ------------   ------------

Balance,
 March 31, 2002 ...............     $ 2,000     $         --    $ (5,151,000)   $ 90,281,000   $ 85,132,000
                                    =======     ============    ============    ============   ============

     See accompanying notes to condensed consolidated financial statements.

               LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Six Months Ended
                                                                                           March 31,
                                                                             ------------------------------------
                                                                                  2002               2001
                                                                             ---------------    --------------
Cash flows--operating activities:
  Net income ........................................................           $  3,612,000      $ 16,275,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ...................................              4,209,000         3,973,000
    Unrealized foreign exchange losses ..............................                279,000           422,000
    Losses on disposals of equipment and leasehold
      improvements ..................................................                 11,000            93,000
    Deferred facilities rent charges ................................                (41,000)          108,000
    Change in net assets and liabilities:
     Trade accounts receivable ......................................              2,891,000         2,665,000
     Prepaid marketing expenses .....................................                224,000          (769,000)
     Prepaid expenses and other .....................................             (1,336,000)       (2,110,000)
     Income taxes ...................................................             (2,421,000)       (6,051,000)
     Trade accounts payable .........................................             (5,465,000)       (1,962,000)
     Deferred revenue ...............................................             (2,691,000)        7,549,000
     Other accrued liabilities ......................................                445,000         6,158,000
                                                                             ---------------    --------------
 Net cash provided by (used in) operating activities ................               (283,000)       26,351,000
                                                                             ---------------    --------------

Cash flows--investing activities:
  Purchases of equipment, property and leasehold
    improvements ....................................................             (2,159,000)       (9,630,000)
  Retirements of equipment and leasehold improvements ...............                108,000            86,000
  Proceeds from short-term interest-bearing investments
    held to maturity ................................................                     --        68,615,000
  Purchases of short-term interest-bearing investments
    held to maturity ................................................                     --       (30,733,000)
  Other, net ........................................................                470,000          (175,000)
                                                                             ---------------    --------------
  Net cash provided by (used in) investing activities ...............             (1,581,000)       28,163,000
                                                                             ---------------    --------------

Cash flows--financing activities:
  Proceeds from exercise of stock options ...........................              1,765,000         4,343,000
  Repurchases of Common Stock .......................................             (4,153,000)      (36,326,000)
                                                                             ---------------    --------------
  Net cash used in financing activities .............................             (2,388,000)      (31,983,000)
                                                                             ---------------    --------------
Effects of exchange rates on cash ...................................               (879,000)       (2,187,000)
                                                                             ---------------    --------------
Net increase (decrease) in cash and cash equivalents ................             (5,131,000)       20,344,000
Cash and cash equivalents at the beginning of the period ............            108,544,000       116,231,000
                                                                             ---------------    --------------
Cash and cash equivalents at the end of the period ..................           $103,413,000      $136,575,000
                                                                             ===============    ==============

Supplemental disclosures:
  Income taxes paid .................................................           $  4,328,000      $  9,307,000
                                                                             ===============    ==============
  Interest paid .....................................................           $      1,000      $         --
                                                                             ===============    ==============

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

Note 2  Computation of Earnings per Common Share and Earnings per Common Share
        ----------------------------------------------------------------------
Assuming Dilution:
-----------------

     Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 318,000 shares and 317,000 shares were added to the weighted average number of shares outstanding for the three and six month periods ended March 31, 2002, respectively. Approximately 759,000 shares and 790,000 shares were added to the weighted average number of shares outstanding for the three and six month periods ended March 31, 2001, respectively. Approximately 134,000 and 792,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the second quarters of fiscal 2001 and 2002, respectively, because they were antidilutive.

Note 3  Repurchase of Common Stock:
        --------------------------

     During the second quarter of fiscal 2002, Learning Tree repurchased approximately 117,500 shares of its Common Stock on the open market at a total cost of $2,641,000. Learning Tree repurchased 191,500 shares of Common Stock on the open market at a total cost of $4,153,000 during the six months ended March 31, 2002. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

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

     Learning Tree offers a broad, proprietary library of intensive four- and five-day instructor-led courses, representing over 4,000 hours of training. Learning Tree courses focus on client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, databases, object-oriented technology and IT management.

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

     Learning Tree has engaged in limited development and testing of the content, packaging and delivery methodology for Internet-based "e-learning" courses. In testing, even though the completion rates for Learning Tree's pilot "stand-alone" three-hour "e-courses" were more than double recently published industry average completion rates, only a small fraction of the participants completed enough e-courses to cover material equivalent to just one Learning Tree multi-day instructor-led classroom course. As a result, Learning Tree expects to continue to limit its investment in e-learning, and focus its attention on finding ways to use e-learning technology to support its instructor-led course business. Recently, Learning Tree tested "synchronous-format" on-line seminars for use as "previews" or introductions to some of its instructor-led courses. Learning Tree intends to continue testing this delivery format for e-learning as it may prove to be a useful support mechanism for its instructor-led training activities. However, Learning Tree may or may not be successful with this approach, as noted in the Risk Factors in
Exhibit 99 to its Annual Report on Form 10-K.

Results of Operations

     In the second quarter of fiscal 2002, Learning Tree's revenues decreased by 30% to $40.6 million from $58.0 million for the corresponding quarter of fiscal 2001. Income from operations for the second quarter of fiscal 2002 was $694,000 versus $6.8 million for the same quarter of fiscal 2001. Net income for the second quarter of fiscal 2002 was $747,000 compared to $5.4 million in the second quarter of fiscal 2001.

     For the first six months of fiscal 2002, Learning Tree's revenues decreased by 27% to $87.8 million from $120.1 million for the corresponding period of fiscal 2001. Income from operations for the first six months of fiscal 2002 was $4.6 million versus $21.4 million for the same period of fiscal 2001. Net income for the first six months of fiscal 2002 was $3.6 million compared to $16.3 million in the corresponding period of fiscal 2001.

     Revenue. During the second quarter of fiscal 2002, Learning Tree trained a total of 26,889 multi-day instructor-led course participants compared to 36,639 participants for the second quarter of fiscal 2001. For the first six months of fiscal 2002, the total trained multi-day instructor-led course participants were 57,732 compared to 75,817 participants for the corresponding period of fiscal 2001. Learning Tree believes that the decrease in the number of multi-day course participants is primarily the result of the slowdown in the IT industry and the overall economy. Learning Tree believes that this has resulted in more cautious spending by its customers on IT training.

     Learning Tree's average revenue per multi-day course participant decreased by 5% for the second quarter of fiscal 2002 and 4% for the first six months of fiscal 2002 as compared to the same periods of the prior year. Approximately three percentage points of this decrease resulted from changes in foreign exchange rates compared to the rates that prevailed in the second quarter of fiscal 2001. In addition, average revenue per multi-day course participant decreased in the second quarter of fiscal 2002 primarily because a larger portion of course participants attended under multiple-course discount programs as compared to the corresponding period in the prior year. Average revenue per multi-day course participant decreased during the first six months of fiscal 2002 for the same reasons, with changes in foreign exchange rates causing two percentage points of the decline.

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

     During the second quarter of fiscal 2002, the cost of revenues increased to 45.4% of revenues compared to 41.7% in the second quarter of fiscal 2001. For the first six months of fiscal 2002, the cost of revenues increased to 44.9% of revenues compared to 39.8% for the same period of the prior year. The change in the gross profitability of Learning Tree's instructor-led courses primarily reflects an 11% decrease in revenue per multi-day course event for the second quarter of fiscal 2002 and a 12% decrease for the first six months of fiscal 2002 compared to the same periods of the prior year. Revenues per multi-day course event reflect decreases in the average number of attendees per event and the decreases in average revenue per attendee in both the second quarter and the first six months of fiscal 2002 compared to the corresponding periods in fiscal 2001. Learning Tree believes that the decreases in attendees per event primarily reflect the impact of current economic conditions, which lowered Learning Tree's overall attendance rates. In addition, to a lesser extent, the average number of attendees per event in the first six months of fiscal 2002 was impacted by Learning Tree's decision after September 11 to run courses with lower numbers of attendees to maintain its market presence and to serve its customers' training needs.

     Learning Tree's average cost per event decreased by 4% for the second quarter of fiscal 2002 and by 1% for the first six months of fiscal 2002. These decreases reflect the favorable impact of changes in foreign exchange rates as compared to the exchange rates that prevailed during the corresponding periods in fiscal 2001. Excluding the impact of foreign exchange rate changes, the cost per multi-day course event would have decreased by 1% for the second quarter of fiscal 2002 and increased by 1% for the first six months of fiscal 2002. The decrease in the second quarter primarily reflects reduced spending on instructor training and recruiting and a reduction in the use of rented hotel and conference facilities. The second quarter decrease was partially offset, and the six-month period reflects, the impact of lower utilization of Learning Tree's education centers arising from the decrease in the number of course events conducted in 2002.

     The cost of revenues for the second quarter of fiscal 2002 was $18.5 million compared to $24.2 million for the same quarter of fiscal 2001. For the first six months of fiscal 2002, the cost of revenue was $39.5 million compared to $47.8 million for the corresponding period in fiscal 2001. These decreases primarily reflect a 21% decrease in the number of course events conducted during the second quarter of fiscal 2002 and a 17% decrease in the number of course events conducted for the first six months of fiscal 2002. During the second quarter of fiscal 2002, Learning Tree presented 1,938 multi-day instructor-led course events compared to 2,452 events during the same period in fiscal 2001. For the first six months of fiscal 2002, Learning Tree presented 4,128 multi-day instructor-led course events compared to 4,983 events during the corresponding period in fiscal 2001.

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

     In the second quarter of fiscal 2002, course development expenses were 5.6% of revenue compared to 5.4% for the same period of fiscal 2001. For the first six months of fiscal 2002, course development expenses were 5.4% of revenue compared to 4.9% of revenue for the corresponding period in the prior year. These increases were a result of lower revenues, partly offset by a decline in absolute expenditures on course development. Course development expenses decreased 27% to $2.3 million for the second quarter of fiscal 2002 from $3.1 million in the second quarter of fiscal 2001. For the first six months of fiscal 2002, course development expense decreased 20% to $4.8 million from $5.9 million for the corresponding period in the prior year. These decreases primarily reflect a decrease in the number of new course titles developed during the first half of 2002. During slower economic periods, IT hardware and software vendors typically introduce fewer new products, thus requiring the development of fewer new IT courses. In addition, the reduction in course development expense reflects a decrease in spending on e-learning development.

     Learning Tree has recently released additional multi-day course titles on topics such as Oracle9i, SQL Server and ASP.NET. At the end of March 31, 2002, Learning Tree offered 159 multi-day course titles compared to 152 a year ago. During the second quarter of 2002, Learning Tree introduced two new titles and retired nine old titles. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content.

     Learning Tree expects to have approximately 157 course titles in the third quarter of fiscal 2002. The actual number of course titles which Learning Tree will execute, and their delivery dates, are subject to a number of factors such as the hiring and training of staff, perceived customer demand, and the availability of subject matter experts who are also responsible for teaching Learning Tree's instructor-led courses. There can be no assurance that Learning Tree will develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its instructor-led training course library and as it explores the development of Internet e-learning approaches and technologies.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

     In the second quarter of fiscal 2002, sales and marketing expenses were 32.1% of revenue compared to 29.4% in the second quarter of fiscal 2001. For the first six months of fiscal 2002, sales and marketing expenses were 29.7% of revenue compared to 26.3% of revenue as compared to the same period of fiscal 2001. These increases were a result of lower revenues, partly offset by lower sales and marketing expenses. During the second quarter of fiscal 2002, sales and marketing expenses decreased by 23% to $13.1 million from $17.1 million for the second quarter of fiscal 2001. For the first six months of fiscal 2002, sales and marketing expenses decreased by 17% to $26.1 million from $31.6 million for the corresponding period of fiscal 2001. These decreases primarily reflect a decrease in marketing expenditures, a reduction in sales personnel and lower selling commissions due to the lower level of revenues. During the first six months of fiscal 2002, Learning Tree leveled out the weekly quantities of its mailings as compared to fiscal 2001. This measure caused approximately $500,000 of marketing costs to move from Learning Tree's first quarter of fiscal 2002 into its second quarter, and from its second quarter of fiscal 2002 into its third quarter as compared to the prior year periods.

     General and Administrative Expenses. As a percentage of revenue, general and administrative costs increased to 15.1% in the second quarter of fiscal 2002 from 11.9% in the corresponding period of fiscal 2001. For the first six months of fiscal 2002, these costs increased to 14.7% from 11.2% as a percentage of revenue as compared to the same period of the 2001 fiscal year. These increases were a result of lower revenues, partly offset by lower general and administrative expenses. General and administrative expenses decreased in the second quarter of fiscal 2002 by 11% to $6.1 million compared to $6.9 million in the same quarter of fiscal 2001. For the first six months of fiscal 2002, general and administrative expenses decreased by 4% to $12.9 million from $13.4 million for the corresponding period in fiscal 2001. The decrease in general and administrative expenses primarily reflects a reduction in incentive accruals, partially offset by an increase in IT staff and related expenses, and staff salary adjustments.

     Other Income (Expense). Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In the second quarter of fiscal 2002, other income (expense) decreased to an income of $465,000 from $1.6 million for the corresponding quarter in fiscal 2001.
For the first six months of fiscal 2002, other income (expense) decreased to an income of $1.0 million from $3.8 million for the corresponding period of fiscal 2001.

     Lower interest rates in the marketplace together with the decline in Learning Tree's interest-bearing investments, as a result of repurchases of its Common Stock, caused interest income to decline by $1.3 million in the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001. For the first six months of fiscal 2002, interest income declined by $3.0 million compared with the corresponding period of fiscal 2001.

     Learning Tree recorded foreign exchange losses of $101,000 in the second quarter of fiscal 2002 compared to foreign exchange losses of $359,000 in the second quarter of fiscal 2001. For the first six months of fiscal 2002, foreign exchange losses were $352,000 compared to $534,000 in the corresponding period of fiscal 2001. These transaction losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree's foreign subsidiaries.

     Income Taxes. In the second quarter of fiscal 2002, the provision for income taxes decreased $2.6 million to $412,000 compared to $3.0 million for the same quarter of fiscal 2001. For the first six months of fiscal 2002, the provision for income taxes decreased $7.0 million to $2.0 million compared to $9.0 million for the same period in fiscal 2001. The decrease in the income tax provision reflects the decrease in taxable income.

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


Liquidity and Capital Resources

     Cash and cash equivalents decreased to $103.4 million at March 31, 2002 from $108.5 million at September 30, 2001. At September 30, 2001, trade accounts payable included $2.7 million required to settle Common Stock repurchases made at the end of fiscal 2001, which were settled during the first few days of fiscal 2002. As a result, during the first half of fiscal 2002 Learning Tree paid approximately $6.9 million in cash for stock repurchases which included the $2.7 million to settle the 2001 year-end stock repurchases and approximately $4.2 million to repurchase approximately 191,500 shares of its Common Stock in the first half of fiscal 2002. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

     Cash used by operations for the first half of fiscal 2002 was $283,000. Excluding the effects on current liabilities of fiscal 2001 stock repurchases which were paid in fiscal 2002, and fiscal 2001 second quarter stock repurchases of $7.6 million which were paid in the third quarter of fiscal 2001, cash provided by operations during the first half of fiscal 2002 was approximately $2.4 million, compared to $18.8 million in the first half of fiscal 2001. This primarily reflects the changes in profitability and advance payments by customers for future courses. At March 31, 2002, Learning Tree had working capital of $53.0 million.

     During the first half of fiscal 2002, Learning Tree invested $2.2 million in equipment and facilities compared to $9.6 million in the same period of fiscal 2001. The investments in the current year primarily relate to purchases of course equipment and the build-out of a second education center in Paris, France, which is expected to open in the third quarter of fiscal 2002. The higher level of investment during the prior year was primarily related to the build-out of education center facilities in New York, Chicago and Atlanta. Although Learning Tree expects to continue to invest in additional equipment and facilities in fiscal 2002, as of March 31, 2002, Learning Tree had no other material future purchase obligations, capital commitments or debt. Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

     Backlog. At March 31, 2002, Learning Tree had a backlog of orders for instructor-led courses of $33.1 million, which represented an 18% decrease from the backlog of $40.4 million at March 31, 2001. Only a portion of Learning Tree's backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

     Current Trends. During the remainder of fiscal 2002, Learning Tree's business will continue to be influenced by world events, by the economy, and by spending trends in the corporate marketplace for information technology. Although some analysts have stated that they expect the economy and technology spending to begin to recover at some point in the current year, Learning Tree has seen no discernable improvement in demand from its customers. Learning Tree currently believes it is prudent to operate its business based on an assumption that its revenues (adjusted for seasonal fluctuations) will not increase significantly until the general economy and the IT industry begin to improve. At the same time, Learning Tree expects to maintain its course development and delivery infrastructure while spending somewhat more as a percentage of revenues on sales and marketing than in the prior year. Learning Tree believes that this will help it take advantage of the economic improvement when it comes.

     Effect of Exchange Rates. Approximately half of Learning Tree's business is conducted in currencies other than US dollars, and fluctuations in exchange rates will impact future revenues and expenses when translated into dollars. Exchange rates at May 7, 2002 were very similar to the average rates that prevailed during fiscal 2001. If current exchange rates remain stable through the remainder of fiscal 2002, revenues and net income for the third and fourth fiscal quarters would not be materially affected by exchange rates.

     Third Quarter 2002 Revenues. With respect to forecasting Learning Tree's revenues for its third quarter of fiscal 2002, some of the factors considered included:

  . At March 31, 2002, Learning Tree's backlog of $33.1 million was 18% lower than at March 31, 2001. At April 30, 2002, Learning Tree's backlog of $31.7 million was 18% lower than at April 30, 2001. At April 30, 2002, Learning Tree's backlog pertaining to just those courses to be held during the third quarter was 20% lower than it had been a year earlier.

  . Learning Tree expects to have approximately 156 course titles in the third quarter of fiscal 2002 compared with 163 course titles in the third quarter of the prior year. Learning Tree may continue to retire more courses in coming quarters as it seeks to manage gross profit levels and course development and marketing expenses.

  . Learning Tree's quarterly revenues and income typically reflect seasonal patterns which generally result in revenue and operating income that is greater in the second half of its fiscal year (April through September) than in the first half (October through March). Learning Tree believes that revenues in the third quarter of fiscal 2001, which declined slightly from the second quarter, did not reflect this typical seasonal pattern because its business had begun to reflect the impact of the economy which was turning downward at that point last year.

     Based on these factors and Learning Tree's current assessment of general economic conditions, Learning Tree believes that revenues in the third quarter of fiscal 2002 will be approximately $44 million to $46 million, and thus 20% to 24% lower than the revenues of $57.8 million in the third quarter of fiscal 2001.

     Third Quarter 2002 Gross Margins. During the third quarter of fiscal 2002, Learning Tree expects two factors to adversely impact Learning Tree's gross margins by approximately 2.5% to 3.0% compared with the same quarter last year:

  . Learning Tree expects this year's trend of fewer attendees per event compared with last year to continue, and to cause revenues per event in the third quarter to be lower than during the same quarter of the prior year.

  . Lower utilization rates of Learning Tree's education centers are expected to continue to result in higher fixed costs per event compared to the same period last year.

     Third Quarter 2002 Overhead Expenses. Learning Tree expects overall overhead expenses for the third quarter, to be approximately $2.5 million to $2.7 million lower than in the same quarter of the prior year, even after including the previously discussed movement of approximately $500,000 of marketing expense from its second quarter into its third quarter. This decrease reflects anticipated reductions in marketing activities and costs, lower selling commissions due to lower levels of sales, reductions in sales and other personnel and a decrease in the number of new course titles being developed.

     Third Quarter 2002 Interest Income. Learning Tree's interest income reflects changes in interest rates, as well as changes in Learning Tree's cash balances. Learning Tree expects its third quarter interest income to be similar to that of the second quarter of fiscal 2002.

     2002 Tax Rate. Learning Tree estimates that its tax rate in fiscal 2002 will be approximately 35.5%, which is approximately the same as it was in fiscal 2001.

     Fiscal 2002. During the remainder of fiscal 2002, Learning Tree will continue to monitor business conditions, and may make adjustments to its operating plans. The uncertainties in the economic and political situation make it difficult to forecast future revenues. If recent economic conditions and attendance rates continue, Learning Tree expects fourth quarter 2002 revenues to be similar to the revenues expected for the third quarter. If this occurs, fourth quarter revenues would reflect a 7% to 10% decline from the fourth quarter of fiscal 2001. The fourth quarter of fiscal 2001 already reflected the general economic slowdown, and in the month of September last year, also reflected some of the effects of the events of September 11.

     Learning Tree intends to continue to monitor and adjust, as necessary, the balance between investing in market share through ongoing marketing and sales programs and adjusting its costs to be in line with ongoing revenue expectations. In addition, Learning Tree intends to focus on improving the efficiency and effectiveness of its operations. The approach Learning Tree uses will depend on its continued evaluation of ongoing conditions. Learning Tree currently expects that its fourth quarter gross profit and overall overhead expenses as a percentage of revenue will be similar to that expected in its third quarter of fiscal 2002. In addition, Learning Tree expects that its interest income will be comparable to fiscal 2002 third quarter estimates.

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

Critical Accounting Policies

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to Consolidated Financial Statements of Learning Tree's 2001 Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of Learning Tree's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by Learning Tree.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, the allowance for bad debts is based upon the level of historical write-offs and specific account reviews to estimate the required reserve. Actual results could differ from those estimates.

     Revenue Recognition. Course events range from two to five days with an average of approximately four days. For individual course enrollments, it is Learning Tree's policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events are recorded upon commencement of each course event. The difference between Learning Tree's revenue recognition policy and recording revenues and related course costs on a straight-line basis is inconsequential.

     Learning Tree offers its customers a multiple course sales discount referred to as a Training Passport. A Training Passport allows an individual passport holder to attend up to a specified number of courses held by Learning Tree over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses passport holders will actually attend. Upon expiration of a Training Passport, Learning Tree records the difference, if any, between the revenues previously recognized and the Training Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events Training Passport holders have been attending. The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by Learning Tree. If the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted. Learning Tree believes it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs, as the substantial majority of its Passport holders do not attend the maximum number of course events permitted under their Training Passport. Learning Tree believes that the use of historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by the tens of thousands of Passport holders since the inception of the program in fiscal 1993. Although Learning Tree has seen no material changes in the historical rates as the number of course titles has increased, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

     Learning Tree also offers a multiple-course sales discount referred to as Training Vouchers. When purchasing Training Vouchers, the customer buys the right to send a specified number of attendees to a Learning Tree course or courses over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. If a Training Voucher expires unused, the selling price of the expired Training Voucher is recorded as revenue.

     Prepaid Marketing Expenses. Prepaid marketing expenses are charged to income in the month in which advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable.

     Course Development Costs. Course development costs are charged to operations in the period incurred.

     Foreign Currency. Learning Tree translates the financial statements of its foreign subsidiaries from the local (functional) currencies to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation." The rates of exchange at each fiscal year end are used for translating the balance sheets and the average monthly rates of exchange for each year are used for the statements of operations. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

     To date, Learning Tree has not sought to hedge the risk associated with fluctuations in currency exchange rates, and therefore continues to be subject to such risk.

     Facilities, Intangible and Other Long-Lived Assets. Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the assets' estimated useful lives.

     Learning Tree periodically reviews the carrying value of its facilities, intangible and other long-lived assets to identify and assess any impairment of the carrying value.

     Facilities Leases. Learning Tree leases its facilities under various operating lease agreements. Certain provisions of these leases provide for cash incentives, graduated rent payments and other inducements. Learning Tree recognizes rent expense on a straight-line basis, which more closely reflects the benefits received. The value of any lease incentives or inducements, along with the excess of the rent expense recognized over the rentals paid is recorded as deferred facilities rent charges in the accompanying consolidated financial statements.

      PART II - OTHER INFORMATION

Item 1:    LEGAL PROCEEDINGS

           None

Item 2.    CHANGES IN SECURITIES

           Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           Learning Tree held its Annual Meeting on March 4, 2002. During the Annual Meeting of Stockholders the matters that were voted upon were as follows:

           1. Election of Directors
           2. Approval of the Amendment of the 1999 Stock Option Plan

           The following are the results of the voting:

              1. Election of Directors:                           Shares for     Shares withheld
                                                                  ----------     ---------------
                 Class I Directors for a term expiring in 2005:
                     W. Mathew Juechter                           16,303,799         316,726
                     Howard A. Bain III                           16,304,337         316,188

           The current terms of the Class II Directors, Michael W. Kane and Mary
           C. Adams will continue until the 2003 Annual Meeting of Stockholders. The current terms of the Class III Directors, David C. Collins, Eric
           R. Garen and Gary R. Wright will continue until the 2004 Annual Meeting of Stockholders. James E. Furlan, a Class II Director, resigned as an officer and Director, effective April 19, 2002.

              2. The Amendment of the 1999 Stock Option Plan was approved.

Item 5.    OTHER INFORMATION

           Not Applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

            a)  Exhibits

                   16.1 Letter of Arthur Andersen LLP regarding change in
                        certifying accountants.

            b)  Reports on Form 8-K

A Form 8-K was filed on April 5, 2002, regarding Learning Tree's announcement that its Board of Director's, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP who had previously acted as Learning Tree's independent auditors. Learning Tree engaged Ernst & Young LLP as its new independent auditors to audit the financial statements of Learning Tree for the fiscal year ending September 30, 2002, as well as to perform timely reviews of its second and third quarter results for fiscal 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LEARNING TREE INTERNATIONAL, INC.



Dated: May 10, 2002                 By: /s/ Gary R. Wright
                                        ---------------------------------
                                        Gary R. Wright
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Duly Authorized Officer)