Form 10-Q
period 2002-06-30
LEARNING TREE INTERNATIONAL INC
filed 2002-08-09
CIK 1002037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

or

☐ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from____________to___________

Commission file number 0-27248

Learning Tree International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

6053 West Century Boulevard, Los Angeles, CA 90045

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code .	(310) 417-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes    ☒    No    ☐

The number of shares of common stock, $.0001 par value, outstanding as of July 31, 2002, is 18,607,269 shares.

Total number of pages       19

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q

June 30, 2002

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	September 30, 2001

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$102,299,000	$108,544,000
Trade accounts receivable, net	12,979,000	15,990,000
Prepaid marketing expenses	484,000	2,212,000
Prepaid income taxes	6,860,000	5,155,000
Prepaid expenses and other	6,727,000	5,815,000

Total current assets	129,349,000	137,716,000

Equipment, property and leasehold improvements, net	25,563,000	27,856,000
Long-term interest-bearing investments	7,697,000	7,353,000
Other assets	2,005,000	2,050,000

Total assets	$164,614,000	$174,975,000

LIABILITIES
Current liabilities:
Trade accounts payable	$11,978,000	$17,041,000
Deferred revenue	57,471,000	61,662,000
Accrued liabilities	7,528,000	7,316,000
Income taxes payable	1,285,000	2,725,000

Total current liabilities	78,262,000	88,744,000

Deferred income taxes	175,000	178,000
Deferred facilities rent	2,408,000	1,993,000

Total liabilities	80,845,000	90,915,000

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value, 75,000,000 shares authorized, 18,647,000 and 18,929,000 shares issued and outstanding, respectively	2,000	2,000
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	2,000	—
Cumulative foreign currency translation	(2,804,000)	(4,584,000)
Retained earnings	86,569,000	88,642,000

Total stockholders’ equity	83,769,000	84,060,000

Total liabilities and stockholders’ equity	$164,614,000	$174,975,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine months Ended June 30,

	2002	2001	2002	2001

Revenues	$45,034,000	$57,833,000	$132,840,000	$177,927,000
Cost of revenues	20,001,000	23,933,000	59,461,000	71,701,000

Gross profit	25,033,000	33,900,000	73,379,000	106,226,000

Operating expenses:
Course development	2,319,000	2,957,000	7,096,000	8,893,000
Sales and marketing	12,863,000	16,095,000	38,952,000	47,676,000
General and administrative	6,381,000	6,828,000	19,278,000	20,243,000

	21,563,000	25,880,000	65,326,000	76,812,000

Income from operations	3,470,000	8,020,000	8,053,000	29,414,000

Other income (expense):
Interest expense	(7,000)	(3,000)	(13,000)	(7,000)
Interest income	659,000	1,176,000	2,167,000	5,689,000
Foreign exchange	446,000	70,000	94,000	(464,000)
Other	(12,000)	98,000	(145,000)	(38,000)

	1,086,000	1,341,000	2,103,000	5,180,000

Income before provision for income taxes	4,556,000	9,361,000	10,156,000	34,594,000
Provision for income taxes	1,617,000	3,323,000	3,605,000	12,281,000

Net income	$2,939,000	$6,038,000	$6,551,000	$22,313,000

Earnings per common share	$0.16	$0.31	$0.35	$1.06

Earnings per common share assuming dilution	$0.16	$0.31	$0.34	$1.03

Weighted average number of shares outstanding	18,726,000	19,402,000	18,866,000	21,050,000

Diluted shares outstanding	18,913,000	19,742,000	19,144,000	21,689,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	RETAINED EARNINGS	TOTAL STOCKHOLDERS' EQUITY

Balance, September 30, 2000	$2,000	$52,649,000	$(4,007,000)	$84,151,000	$132,795,000
Comprehensive income:
Net income	—	—	—	22,313,000	22,313,000
Foreign currency translation	—	—	(1,441,000)	—	(1,441,000)

Comprehensive income					20,872,000
Stock repurchases	—	(56,994,000)	—	(15,679,000)	(72,673,000)
Stock option exercises	—	4,410,000	—	—	4,410,000
Tax benefit related to stock option exercises	—	1,595,000	—	—	1,595,000

Balance, June 30, 2001	$2,000	$1,660,000	$(5,448,000)	$90,785,000	$86,999,000

Balance, September 30, 2001	$2,000	$—	$(4,584,000)	$88,642,000	$84,060,000

Comprehensive income:
Net income	—	—	—	6,551,000	6,551,000
Foreign currency translation	—	—	1,780,000	—	1,780,000

Comprehensive income					8,331,000
Stock repurchases	—	(4,164,000)	—	(8,624,000)	(12,788,000)
Stock option exercises	—	2,937,000	—	—	2,937,000
Tax benefit related to stock option exercises	—	1,229,000	—	—	1,229,000

Balance, June 30, 2002	$2,000	$2,000	$(2,804,000)	$86,569,000	$83,769,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months Ended June 30,

	2002	2001

Cash flows-operating activities:
Net income	$6,551,000	$22,313,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,195,000	6,113,000
Unrealized foreign exchange (gains) losses	(195,000)	390,000
Deferred facilities rent charges	(368,000)	353,000
Losses on disposals of equipment and leasehold improvements	22,000	141,000
Change in net assets and liabilities:
Trade accounts receivable	3,528,000	5,967,000
Prepaid marketing expenses	1,762,000	(189,000)
Prepaid expenses and other	(666,000)	(846,000)
Income taxes	(1,895,000)	(6,790,000)
Trade accounts payable	(5,484,000)	(2,704,000)
Deferred revenue	(5,743,000)	7,967,000
Other accrued liabilities	(171,000)	(2,282,000)

Net cash provided by operating activities	3,536,000	30,433,000

Cash flows-investing activities:
Purchases of equipment, property and leasehold improvements	(3,384,000)	(12,418,000)
Retirements of equipment and leasehold improvements	140,000	52,000
Proceeds from short-term interest-bearing investments held to maturity	—	68,615,000
Purchases of short-term interest-bearing investments held to maturity	—	(30,733,000)
Other, net	841,000	(65,000)

Net cash provided by (used in) investing activities	(2,403,000)	25,451,000

Cash flows-financing activities:
Proceeds from exercise of stock options	2,937,000	4,410,000
Repurchases of Common Stock	(12,788,000)	(72,673,000)

Net cash used in financing activities	(9,851,000)	(68,263,000)

Effects of exchange rates on cash	2,473,000	(2,455,000)

Net (decrease) in cash and cash equivalents	(6,245,000)	(14,834,000)
Cash and cash equivalents at the beginning of the period	108,544,000	116,231,000

Cash and cash equivalents at the end of the period	$102,299,000	$101,397,000

Supplemental disclosures:
Income taxes paid	$5,228,000	$13,331,000

Interest paid	$4,000	$—

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1  Operations and Significant Accounting Policies:

          The accompanying condensed consolidated financial statements have been prepared by Learning Tree International, Inc. (“Learning Tree”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.  The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001 that are contained in Learning Tree’s 2001 Annual Report on Form 10-K.  Learning Tree’s business is subject to substantial risk and fluctuations in earnings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 2  Computation of Earnings per Common Share and Earnings per Common Share Assuming Dilution:

Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period.  Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method.  To calculate the number of diluted shares outstanding, 187,000 shares and 278,000 shares were added to the weighted average number of shares outstanding for the three and nine month periods ended June 30, 2002, respectively.  Approximately 340,000 shares and 639,000 shares were added to the weighted average number of shares outstanding for the three and nine month periods ended June 30, 2001, respectively.  Approximately 1,469,000 and 1,586,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the third quarters of fiscal 2002 and 2001, respectively, because they were antidilutive.

Note 3  Repurchase of Common Stock:

During the third quarter of fiscal 2002, Learning Tree repurchased approximately 391,800 shares of its Common Stock on the open market at a total cost of  $8,635,000.  Learning Tree repurchased 583,300 shares of its Common Stock on the open market at a total cost of $12,788,000 during the nine months ended June 30, 2002.  Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for historical statements and discussions, this discussion consists of “forward-looking statements.”  All plans, projections, and future estimates are forward-looking statements, which in some, but not all, cases, are identified by words such as “anticipate,” “estimate,” “project,” “believe,” “expect” and similar expressions.  Please do not put undue reliance on forward-looking statements.  Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties.  Many, but not all, of these factors and assumptions are identified in Exhibit 99, “Risk Factors” to Learning Tree International, Inc.’s (“Learning Tree’s”) 2001 Annual Report on Form 10-K (“Exhibit 99”).  Although Learning Tree believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true.  Accordingly, Learning Tree’s actual results will differ from those suggested by any forward-looking statement, and those differences could be material.  Factors that could cause or contribute to such differences include, among others, those factors included in Exhibit 99, as well as those discussed in other places in Learning Tree’s filings with the Securities and Exchange Commission.  For example, actual results could differ materially from those projected as a result of Learning Tree’s dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of e-learning either by Learning Tree or its competitors; the impact of competition and pricing pressures; Learning Tree’s ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree’s ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism, and other external events.  Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove to be incorrect, Learning Tree’s actual results may vary materially from those anticipated, estimated, expected or projected.  In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct.  Learning Tree does not undertake any obligation to update forward-looking statements.

Overview
          Learning Tree is a leading worldwide provider of education and training to information technology (“IT”) professionals in business and government organizations.  Approximately two-thirds of Learning Tree’s participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-tier companies.

          Learning Tree offers a broad, proprietary library of intensive four- and five-day instructor-led courses, representing over 4,000 hours of training.  Learning Tree courses focus on client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, databases, object-oriented technology and IT management.

          As a vendor-independent provider of IT training, Learning Tree designs its own courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course.  Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries.  Learning Tree’s courses are recommended for college credit by the American Council on Education, and are accepted for college credit at the University of Phoenix.  Learning Tree’s proprietary course development process also allows it to customize its courses for on-site delivery to its customers.

          Learning Tree has engaged in limited development and testing of the content, packaging and delivery methodology for Internet-based “e-learning” courses.  In testing, only a small fraction of the participants completed enough e-courses to cover material equivalent to just one Learning Tree multi-day instructor-led classroom course.  As a result, Learning Tree expects to continue to limit its e-learning investment, and focus primarily on finding ways to use e-learning technology to support its instructor-led course business.  Recently, Learning Tree tested “synchronous-format” on-line seminars for use as “previews” or introductions to some of its instructor-led courses, and has also tested the synchronous on-line delivery of the equivalent of a full five-day classroom course.  Learning Tree intends to continue testing e-learning formats and technologies.  However, Learning Tree may or may not be successful with this approach, as noted in the Risk Factors in Exhibit 99 to its Annual Report on Form 10-K.

Results of Operations
          In the third quarter of fiscal 2002, Learning Tree’s revenues decreased by 22% to $45.0 million from $57.8 million for the corresponding quarter of fiscal 2001.  Income from operations for the third quarter of fiscal 2002 was $3.5 million versus $8.0 million for the same quarter of fiscal 2001.  Net income for the third quarter of fiscal 2002 was $2.9 million compared to $6.0 million in the third quarter of fiscal 2001.

          For the first nine months of fiscal 2002, Learning Tree’s revenues decreased by 25% to $132.8 million from $177.9 million for the corresponding period of fiscal 2001.  Income from operations for the first nine months of fiscal 2002 was $8.1 million versus $29.4 million for the same period of fiscal 2001.  Net income for the first nine months of fiscal 2002 was $6.6 million compared to $22.3 million in the corresponding period of fiscal 2001.

          Revenue.  The decreases in Learning Tree’s revenues in the third quarter and the first nine months of fiscal 2002 are primarily due to declines in the number of multi-day instructor-led course participants.

          During the third quarter of fiscal 2002, Learning Tree trained a total of 28,896 multi-day instructor-led course participants compared to 37,516 participants for the third quarter of fiscal 2001.  For the first nine months of fiscal 2002, total trained multi-day instructor-led course participants were 86,628 compared to 113,335 participants for the corresponding period of fiscal 2001.  Learning Tree believes that the decreases in the number of multi-day course participants are primarily the result of the slowdown in the IT industry and the overall economy.  Learning Tree believes that this has resulted in more cautious spending by its customers on IT training.

          For the third quarter of fiscal 2002, average revenue per multi-day course participant increased 1% due to the recent improvement in foreign exchange rates compared to the same period last year.  For the first nine months of fiscal 2002, revenues reflect a 2% decrease in average revenue per multi-day course participant because of a larger portion of course participants attending under multiple-course discount programs compared to the corresponding period in the prior year and adverse changes in foreign exchange rates.

          Cost of Revenues.  Learning Tree’s cost of revenues primarily includes the costs associated with course instructors, course materials and equipment, freight, classroom facilities and refreshments.  Learning Tree has structured its business so that the majority of its instructor-led course costs are variable and depend primarily upon the number of course events conducted.  Learning Tree schedules its multi-day course events throughout the year based on its assessment of demand.  Since Learning Tree’s instructors typically work full-time in the IT industry and teach Learning Tree course events as needed,

Learning Tree’s instructor related costs are largely variable.  In addition, although the expenses associated with its own education centers are fixed, in some cases Learning Tree can moderate its overall facility expenses by varying its use of rented hotel and conference facilities.

          During the third quarter of fiscal 2002, the cost of revenues increased to 44.4% of revenues compared to 41.4% in the third quarter of fiscal 2001.  For the first nine months of fiscal 2002, the cost of revenues increased to 44.8% of revenues compared to 40.3% for the same period of the prior year.  The change in the gross profitability of Learning Tree’s instructor-led courses primarily reflects an 8% decrease in revenue per multi-day course event for the third quarter of fiscal 2002 and a 10% decrease for the first nine months of fiscal 2002 compared to the same periods of the prior year.  Revenue per multi-day course event primarily reflects decreases in the average number of attendees per event.  In addition, revenue per multi-day course event reflects the changes in average revenue per attendee.  For the third quarter of fiscal 2002, average revenue per attendee increased 1% and for the first nine months decreased 2% compared to the corresponding periods in the prior year.  Learning Tree believes that the decreases in attendees per event primarily reflect the impact of current economic conditions, which lowered Learning Tree’s overall attendance rates.

          The change in Learning Tree’s gross profitability also reflects a 1% decrease in Learning Tree’s average cost per multi-day course event for both the third quarter and first nine months of fiscal 2002 compared with the corresponding periods of the prior fiscal year.  The costs per multi-day course event reflect reduced spending on instructor training and recruiting and a reduction in the use of rented hotel and conference facilities, partially offset by the impact of lower utilization of Learning Tree’s education centers arising from the decrease in the number of course events conducted in fiscal 2002.

          In addition, changes in foreign exchange rates had a 1% unfavorable impact on cost per multi-day course event for the third quarter of fiscal 2002 and a 1% favorable impact on cost per multi-day course event for the first nine months of fiscal 2002 compared with the corresponding periods of the prior fiscal year.

          The cost of revenues for the third quarter of fiscal 2002 was $20.0 million compared to $23.9 million for the same quarter of fiscal 2001.  For the first nine months of fiscal 2002, the cost of revenues was $59.5 million compared to $71.7 million for the corresponding period in fiscal 2001. These decreases primarily reflect a 16% decrease in the number of course events conducted during the third quarter of fiscal 2002 and a 17% decrease in the number of course events conducted for the first nine months of fiscal 2002.  During the third quarter of fiscal 2002, Learning Tree presented 2,148 multi-day instructor-led course events compared to 2,550 events during the same period in fiscal 2001.  For the first nine months of fiscal 2002, Learning Tree presented 6,276 multi-day instructor-led course events compared to 7,533 events during the corresponding period in fiscal 2001.

          Course Development Expenses.  Learning Tree maintains a disciplined process to develop new courses and update its existing courses.  The costs incurred in that process, principally for internal product development staff and for subject matter experts, are included in course development expenses.  Course development costs also include the costs of Learning Tree’s e-learning development activities.

          Course development expenses were 5.1% of revenue in the third quarters of both fiscal 2002 and 2001.  For the first nine months of fiscal 2002, course development expenses were 5.3% of revenue compared to 5.0% of revenue for the corresponding period in the prior year.  Course development expenses as a percentage of revenues, reflect lower revenues, partly offset by a decline in absolute expenditures on course development.  During slower economic periods, IT hardware and software vendors typically introduce fewer new products, thus requiring the development of fewer new IT courses.  Course development expenses decreased 22% to $2.3 million for the third quarter of fiscal 2002 from $3.0 million in the third quarter of fiscal 2001.  For the first nine months of fiscal 2002, course development expenses decreased 20% to $7.1 million from $8.9 million for the corresponding period in the prior year.  These decreases primarily reflect a decrease in the number of new course titles developed during the first nine months of 2002 while maintaining the level of expenditures for updating existing courses.  In addition, the reduction in course development expenses reflects a decrease in spending on e-learning development.

          Learning Tree has recently released additional multi-day course titles on topics such as SQL Server 2000 and Windows 2000.  At the end of June 30, 2002, Learning Tree offered 157 multi-day course titles compared to 163 a year ago.  During the third quarter of 2002, Learning Tree introduced one new title and retired three old titles.  In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content.

          Learning Tree expects to have approximately 158 course titles at the end of fiscal 2002.  The actual number of course titles which Learning Tree will execute, and their delivery dates, are subject to the rate of new technological developments and perceived customer demand.  Thus Learning Tree may or may not develop more titles than it retires in any period.  Course development costs may increase in the future if Learning Tree expands its instructor-led course library or its expenditures on e-learning.

          Sales and Marketing Expenses.  Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

          In the third quarter of fiscal 2002, sales and marketing expenses were 28.6% of revenue compared to 27.8% in the third quarter of fiscal 2001.  For the first nine months of fiscal 2002, sales and marketing expenses were 29.3% of revenue compared to 26.8% of revenue in the corresponding period of fiscal 2001.  These increases were a result of lower revenues, partly offset by lower sales and marketing expenses.  During the third quarter of fiscal 2002, sales and marketing expenses decreased by 20% to $12.9 million from $16.1 million for the third quarter of fiscal 2001.  For the first nine months of fiscal 2002, sales and marketing expenses decreased by 18% to $39.0 million from $47.7 million for the corresponding period of fiscal 2001.  These decreases primarily reflect the results of initiatives to decrease marketing expenditures, and reduce sales personnel and selling commissions in response to the lower level of revenues.  During the first six months of fiscal 2002, Learning Tree leveled out the weekly quantities of its mailings compared to fiscal 2001.  This measure caused approximately $500,000 of marketing costs to move from Learning Tree’s first quarter of fiscal 2002 into its second quarter, and from its second quarter of fiscal 2002 into its third quarter compared to the prior year periods.

          General and Administrative Expenses.  General and administrative expenses increased to 14.2% of revenue in the third quarter of fiscal 2002 from 11.8% in the corresponding period of fiscal 2001.  For the first nine months of fiscal 2002, these costs increased to 14.5% from 11.4% as a percentage of revenue compared to the same period of the 2001 fiscal year.  These increases were a result of lower revenues, partly offset by lower general and administrative expenses.  General and administrative expenses decreased in the third quarter of fiscal 2002 by 7% to $6.4 million compared to $6.8 million in the same quarter of fiscal 2001.  For the first nine months of fiscal 2002, general and administrative expenses decreased by 5% to $19.3 million from $20.2 million for the corresponding period in fiscal 2001.  The decreases in general and administrative expenses primarily reflect a reduction in incentive accruals, partially offset by an increase in IT staff and related expenses, and staff salary adjustments.

          Other Income (Expense).  Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses.  In the third quarter of fiscal 2002, other income (expense) decreased to an income of $1.1 million from an income of $1.3 million for the corresponding quarter in fiscal 2001.  For the first nine months of fiscal 2002, other income (expense) decreased to an income of $2.1 million from an income of $5.2 million for the corresponding period of fiscal 2001.

          Interest income declined by $517,000 in the third quarter of fiscal 2002 and $3.5 million in the first nine months of fiscal 2002 compared with the corresponding periods of fiscal 2001.  The decreases reflect lower interest rates together with the decline in the amount of Learning Tree’s interest-bearing investments because of expenditures for repurchases of its Common Stock.

          Learning Tree recorded foreign exchange gains of $446,000 in the third quarter of fiscal 2002 compared to foreign exchange gains of $70,000 in the third quarter of fiscal 2001.  For the first nine months of fiscal 2002, foreign exchange gains were $94,000 compared to losses of $464,000 in the corresponding period of fiscal 2001.  These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

          Income Taxes.  In the third quarter of fiscal 2002, the provision for income taxes decreased $1.7 million to $1.6 million compared to $3.3 million for the same quarter of fiscal 2001.  For the first nine months of fiscal 2002, the provision for income taxes decreased $8.7 million to $3.6 million compared to $12.3 million for the same period in fiscal 2001.  The decrease in the income tax provision reflects the decrease in taxable income.

Fluctuations in Quarterly Results
          Historically, Learning Tree’s quarterly operating results have fluctuated, and that is expected to continue in the future.  The fluctuations may be caused by many factors such as the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, timely delivery, frequency and size of, and response to Learning Tree’s direct mail marketing and advertising campaigns; the timing of the introduction of new course titles; the mix between course events held at customer-sites and course events held in Learning Tree’s education centers and hotels; competitive forces within current and anticipated future markets served by Learning Tree; Learning Tree’s ability to attract customers and meet their expectations; currency fluctuations and other risks of international operations; natural disasters, external strikes, acts of war or terrorism, and other external factors; and general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of Learning Tree’s spending on development and marketing of its courses and receiving revenues from its customers.

          Learning Tree’s quarterly revenues and income typically reflect seasonal patterns.  Generally, Learning Tree’s revenue and operating income are greater in the second half of its fiscal year (April through September) than in the first half (October through March).  This is due in large part to the seasonal spending patterns of Learning Tree’s customers, which are affected by matters such as their budgetary considerations; factors specific to their business or industry; and weather, holiday and vacation considerations.  However, the effects of periods of rapid acceleration or deceleration of revenues can offset these seasonal effects.  There can be no assurance as to what extent these seasonal factors will affect Learning Tree’s revenues or income.

Liquidity and Capital Resources
          Cash and cash equivalents decreased to $102.3 million at June 30, 2002 from $108.5 million at September 30, 2001, reflecting the effects of Common Stock repurchases, partly offset by cash from operations and the exercise of stock options.  At September 30, 2001, trade accounts payable included $2.7 million required to settle Common Stock repurchases made at the end of fiscal 2001, which were settled during the first few days of fiscal 2002.  As a result, during the first nine months of fiscal 2002 Learning Tree paid approximately $15.5 million in cash for stock repurchases, which included the $2.7 million to settle the 2001 year-end stock repurchases, and approximately $12.8 million to repurchase approximately 583,300 shares of its Common Stock in the first nine months of fiscal 2002.  Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

          Cash provided by operations for the first nine months of fiscal 2002 was $3.5 million.  Excluding the effects on current liabilities of the fiscal 2001 stock repurchases which were paid in fiscal 2002, cash provided by operations during the first nine months of fiscal 2002 was approximately $6.2 million, compared to $30.4 million in the first nine months of fiscal 2001.  This primarily reflects the changes in profitability and advance payments by customers for future courses, partially offset by lower income tax payments.  At June 30, 2002, Learning Tree had working capital of $51.1 million.

          During the first nine months of fiscal 2002, Learning Tree invested $3.4 million in equipment and facilities compared to $12.4 million in the same period of fiscal 2001.  The investments in the current year primarily relate to purchases of course equipment and the build-out of a second education center in Paris, France, which opened in the third quarter of fiscal 2002.  The higher level of investment during the prior year was primarily related to the build-out of education center facilities in New York, Chicago and Atlanta.  Although Learning Tree expects to continue to invest in additional equipment and facilities, as of June 30, 2002, Learning Tree had no other material future purchase obligations, capital commitments or debt.  Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

Outlook For Fiscal 2002
          Throughout this document, there have been various forward-looking statements.  However, this entire section should be treated as forward-looking and subject to various risks and uncertainties, including those detailed from time to time in Learning Tree’s filings with the Securities and Exchange Commission, including Learning Tree’s 2001 Annual Report on Form 10-K and in Exhibit 99, “Risk Factors.”  As economic and market conditions change during fiscal 2002, Learning Tree’s future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

          Backlog.  At June 30, 2002, Learning Tree had a backlog of orders for instructor-led courses of $32.2 million, which represented a 13% decrease from the backlog of $37.0 million at June 30, 2001.  Only a portion of Learning Tree’s backlog is funded.  There can be no assurance that orders comprising the backlog will be realized as revenue.

          Current Trends.  During the remainder of fiscal 2002, Learning Tree’s business will continue to be influenced by world events, by the economy, and by spending trends in the corporate marketplace for information technology.  The timing of a recovery in spending on technology and IT remains uncertain, and Learning Tree has yet to see any discernable improvement in demand from its customers.  While the rate of enrollments in Learning Tree courses appeared to have stabilized during the first and second quarters of fiscal 2002 compared with prior years, it declined somewhat for a period beginning in mid–May and continuing through mid-July.  Learning Tree believes that this enrollment trend will adversely affect fourth quarter revenues compared with previous estimates.  Learning Tree continues to believe it is prudent to operate its business based on an assumption that revenues (adjusted for seasonal fluctuations) will not increase significantly until the general economy and the IT industry begin to improve.  At the same time, Learning Tree plans to maintain its course development, course delivery, and sales and marketing infrastructure.  Learning Tree believes that this will help it take advantage of any economic improvement when it comes.

          Effect of Exchange Rates.  Approximately half of Learning Tree’s business is conducted in currencies other than US dollars, and fluctuations in exchange rates will impact future revenues and expenses when translated into dollars.  During the first part of fiscal 2002, the dollar was stronger than in the comparable period of fiscal 2001, although in the last few months the dollar has weakened significantly.  As a result, through July 31, the average exchange rates for fiscal 2002 were very similar to the average rates that prevailed during the same period in fiscal 2001.  If current exchange rates remain stable through the remainder of fiscal 2002, revenues and net income for fiscal 2002 would not be materially affected by exchange rates.  However, revenues in the fourth quarter of fiscal 2002, would be favorably impacted by approximately 3% at the current exchange rates.

          Fourth Quarter 2002 Revenues.  With respect to forecasting fourth quarter revenues, some of the factors considered included:

•

At June 30, 2002, Learning Tree’s backlog of $32.2 million was 13% lower than at June 30, 2001.  At July 31, 2002, Learning Tree’s backlog was also $32.2 million, which was 12% lower than at July 31, 2001.  At July 31, 2002, Learning Tree’s backlog pertaining to just those courses to be held during the fourth quarter was 18% lower than it had been a year earlier.

•

Learning Tree’s revenues in the fourth quarter last year were adversely affected by approximately $2.3 million as a result of individuals who had enrolled for September education center courses, and customers who had ordered on-site courses for delivery in September, changing their plans after the terrorist attacks of September 11, 2001.  This reduced the amount of the prior year’s backlog that was realized as revenues during the fourth quarter.

•

Beginning approximately mid-May and continuing through mid-July, the rate of enrollments for future courses dropped below the trend line experienced earlier in fiscal 2002, and only recently has that rate appeared to recover to approximate the prior trend line.  Learning Tree believes that this enrollment trend will adversely impact course attendance in the fourth quarter.

•	Learning Tree expects to have approximately 158 course titles at the end of fiscal 2002 compared with 163 course titles at the end of the prior year.

Based on these factors and Learning Tree’s current assessment of general economic conditions, Learning Tree believes that revenues in the fourth quarter of fiscal 2002 will be approximately $40.5 million to $42.0 million, and thus 15% to 18% lower than revenues of $49.3 million in the fourth quarter of the prior year.  Quarterly revenues and income typically reflect seasonal patterns and generally result in revenue and operating income that is greater in the second half of the fiscal year (April through September) than in the first half (October through March).  However, Learning Tree believes that this year’s results will not reflect this typical seasonal pattern.

          Fourth Quarter Gross Margin. The following factors are expected to impact Learning Tree’s gross margin during the fourth quarter of fiscal 2002:

•

The fiscal 2002 trend of fewer attendees per event compared with the prior year is expected to continue, and to cause revenues per event in the fourth quarter to be lower than during the same quarter of the prior year.

•	Lower utilization rates of Learning Tree’s education centers are expected to continue to result in higher fixed costs per event compared to the same period in the prior year.
•	Partly offsetting these factors, Learning Tree plans to spend less on instructor recruitment and training compared to the fourth quarter of the prior year.

Overall, Learning Tree expects the combination of these factors to cause a net decline in gross margin during the fourth quarter of approximately 4.5% to 5.0% compared with the same quarter of the prior year.

          Fourth Quarter Operating Expenses.  Learning Tree plans to reduce overall operating expenses for the fourth quarter of fiscal 2002 by approximately $3.0 million to $3.5 million compared to the same quarter of the prior fiscal year.  This expected decrease reflects reductions in marketing activities and costs, lower selling commissions due to lower levels of sales, reductions in sales and other personnel and a decrease in the number of new course titles being developed.

          Fourth Quarter Interest Income.  Interest income reflects changes in interest rates as well as changes in cash balances.  Fiscal 2002 fourth quarter interest income is expected to be similar to that of the third quarter of fiscal 2002.

          2002 Tax Rate.  The tax rate in fiscal 2002 is estimated to be approximately 35.5%, or approximately the same as it was in fiscal 2001.

Outlook for Fiscal 2003
          Over the 28 years since Learning Tree’s founding in 1974, it has experienced a number of periods of challenging economic conditions.  Learning Tree has generally tried to use those periods to grow its market share, so that it would be able to achieve even stronger growth during the better economic times that followed.  Learning Tree will continue to monitor business conditions in order to modify, as necessary, the balance between investing in market share through ongoing marketing and sales programs and adjusting costs to be in line with ongoing revenue expectations.  In addition, Learning Tree plans to continue to focus on improving both the efficiency and effectiveness of its operations.  Learning Tree’s approach will depend on its continued evaluation of ongoing conditions.

Quantitative and Qualitative Disclosures About Market Risk
          Learning Tree’s cash equivalents and short-term investment portfolio is diversified and consists primarily of investment grade securities of high-quality financial institutions, government and government agencies, and corporations.  The fair value of Learning Tree’s portfolio of marketable securities would not be significantly impacted by either a 10 percent (20 basis point) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  Learning Tree does not hold or issue derivative financial instruments.

          Learning Tree’s consolidated financial statements are prepared in U.S. dollars, while the operations of its foreign subsidiaries are conducted in their respective local currencies.  Consequently, changes in exchange rates can result in exchange losses.  The impact of future exchange rates on Learning Tree’s results of operations cannot be accurately predicted.  To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks.  In the future, Learning Tree may undertake such transactions.  However, any hedging techniques implemented by Learning Tree might not be successful in eliminating or reducing the effects of currency fluctuations.

Critical Accounting Policies
          Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 1 of the Notes to Consolidated Financial Statements of Learning Tree’s 2001 Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of Learning Tree’s Consolidated Financial Statements.  The following is a brief discussion of the more significant accounting policies and methods used by Learning Tree.

          Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  For example, the allowance for bad debts is based upon the level of historical write-offs and specific account reviews to estimate the required reserve.  Actual results could differ from those estimates.

          Revenue Recognition.  Course events range from two to five days, with an average of approximately four days.  For individual course enrollments, it is Learning Tree’s policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis.  However, for administrative purposes, the revenues and the related costs of course events are recorded upon commencement of each course event.  The difference between Learning Tree’s revenue recognition policy and recording revenues and related course costs on a straight-line basis is inconsequential.

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

          Foreign Currency.  Learning Tree translates the financial statements of its foreign subsidiaries from the local (functional) currencies to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation.”  The rates of exchange at each fiscal year end are used for translating the balance sheets and the average monthly rates of exchange for each year are used for the statements of operations.  Gains or losses arising from the translation of the foreign subsidiaries’ financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders’ equity.  Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

          To date, Learning Tree has not sought to hedge the risk associated with fluctuations in currency exchange rates, and therefore continues to be subject to such risk.

          Facilities, Intangible and Other Long-Lived Assets. Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight–line method over the assets’ estimated useful lives.

          Learning Tree periodically reviews the carrying value of its facilities, intangible and other long-lived assets to identify and assess any impairment of the carrying value.

          Facilities Leases.  Learning Tree leases its facilities under various operating lease agreements.  Certain provisions of these leases provide for cash incentives, graduated rent payments and other inducements.  Learning Tree recognizes rent expense on a straight–line basis, which more closely reflects the benefits received.  The value of any lease incentives or inducements, along with the excess of the rent expense recognized over the rentals paid is recorded as deferred facilities rent charges in the accompanying consolidated financial statements.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 99.1 Statement Pursuant to Section 906 the Sarbanes-Oxley Act of 2002 By Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

Dated:	August 8, 2002	By:	/s/ Gary R. Wright

Gary R. Wright
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)