Form 10-K
period 2002-09-30
LEARNING TREE INTERNATIONAL INC
filed 2002-12-16
CIK 1002037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27248

LEARNING TREE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6053 West Century Boulevard
Los Angeles, CA 90045-0028
(310) 417-9700
(Address, including zip code and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of December 6, 2002, was $143,444,000. (Excludes 8,268,668 shares held by directors and officers of the Registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of December 6, 2002, was 17,619,633 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Except for historical statements and discussions, this discussion consists of “forward-looking statements.” All plans, projections, and future estimates are forward-looking statements which, in some, but not all, cases, are identified by words such as “anticipate,” “estimate,” “project,” “believe,” “expect,” and similar expressions. Please do not put undue reliance on forward-looking statements. Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties. Many, but not all, of these factors and assumptions are identified in Exhibit 99, “Risk Factors.” Although Learning Tree International, Inc. (“Learning Tree”) believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true. Accordingly, Learning Tree’s actual results will differ from those suggested by any forward-looking statement, and those differences could be material. Factors that could cause or contribute to such differences include, among others, those factors included under “Risk Factors” in Exhibit 99, as well as those discussed in other places in Learning Tree’s filings with the SEC. For example, actual results could differ materially from those projected as a result of Learning Tree’s dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of e-learning either by Learning Tree or its competitors; the impact of competition and pricing pressures; Learning Tree’s ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree’s ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism; and other external events. Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove incorrect, Learning Tree’s actual results may vary materially from those anticipated, estimated, expected or projected. In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct. Learning Tree does not undertake any obligation to update forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

Learning Tree is a leading worldwide vendor-independent provider of training to information technology (“IT”) professionals working in business and government organizations. Since its founding in 1974, Learning Tree has provided high quality training to over 1.3 million IT professionals. In fiscal 2002, Learning Tree provided training to over 111,000 course participants. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-size companies.

Learning Tree offers a broad, proprietary library of intensive four- and five-day instructor-led courses, comprising 158 different course titles representing over 4,000 hours of training at September 30, 2002. Learning Tree courses focus on client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, computer and network security, databases, software engineering, object-oriented technology and IT management.

As a vendor-independent provider of IT training, Learning Tree designs its own courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree courses are highly interactive and are translated into French, Swedish and Japanese. Learning Tree’s courses are recommended for one to two semester hours of college credit by the American Council on Education, and are accepted for college credit at the University of Phoenix. Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

Learning Tree had 974 instructors on September 30, 2002, each of whom was an IT professional combining expert knowledge with extensive practical experience. On average, each expert instructor teaches eight to ten Learning Tree course events per year on an “as-needed” basis. During the rest of the year, Learning Tree instructors apply the IT skills they teach as either full-time employees for other companies or as independent consultants.

Learning Tree offers its proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden, Japan and Hong Kong, and generates approximately half of its revenue internationally. Each Learning Tree operating subsidiary is staffed by local nationals responsible for delivery of Learning Tree courses in that country. Learning Tree’s infrastructure and logistical capabilities allow it to coordinate, plan and deliver its courses at Learning Tree’s education centers, hotel and conference facilities and customer sites worldwide. During fiscal 2002, Learning Tree presented courses in 27 countries.

Learning Tree has only one material operating segment which is the design and delivery of advanced technology training courses and related services. See Note 7 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. Learning Tree also has engaged in limited development and testing of a system for delivering its courses over the Internet (“e-learning”). See “Markets and Competition.”

Learning Tree’s Business Strategy

The market for IT training is driven by technological change. As the applications of technology evolve and expand, organizations may find it difficult to fully utilize the latest information technologies because their IT professionals lack up-to-date knowledge and skills. Most organizations address this challenge by retraining their existing IT professionals and training new IT professionals as they are hired. Furthermore, since many businesses use hardware and software products provided by a variety of vendors, their IT professionals require training that applies across vendors, platforms and operating systems.

Learning Tree’s objective is to strengthen its position as one of the world’s leading providers of high-end training to IT professionals in business and government organizations through the following long-term strategies:

Commitment to the Highest Possible Quality Training.    Since its founding in 1974, Learning Tree has considered the quality of its courses to be the most important driver of its long-term success. Based on evaluations from course participants in fiscal 2002, Learning Tree again set new quality records for both the effectiveness of its instructors and the overall value of its courses.

High Quality Instructor Team.    At September 30, 2002, Learning Tree had 974 course instructors located around the world, each of whom was an IT professional combining both expert knowledge and extensive “real world” experience. Learning Tree instructors teach an average of eight to ten Learning Tree course events per year on an “as-needed” basis. During the rest of the year they apply the IT skills that they teach, either as full-time employees for other companies or as independent consultants. This “on-demand” structure enables Learning Tree to quickly schedule additional courses anywhere in the world and to respond efficiently to its customers’ needs for IT training. In addition, because Learning Tree instructors spend an average of over 80% of their time working in industry settings, they provide Learning Tree with a unique access to industry experts on technology trends throughout the world.

Learning Tree’s success depends on its ability to attract and retain highly skilled instructors. See Exhibit 99, “Risk Factors.” Learning Tree uses a highly systemized program in each of its local operating subsidiaries to recruit, train, coach, manage and evaluate its instructor team.

Broad Proprietary Course Library.    Learning Tree offers a broad, proprietary library of 158 instructor-led course titles comprising over 4,000 hours of classroom instruction covering a wide range of IT software and hardware technologies. Learning Tree’s instructor-led intensive four- and five-day courses are recommended for one to two semester hours of college credit by the American Council on Education and are accepted for college credit at the University of Phoenix. The following table breaks down the number of Learning Tree course titles by curriculum:

Courses by Curriculum at September 30, 2002

Curriculum	Number of Course Titles	Total Hours of Training
Windows	20	576
SQL Server	11	294
Datacomm and Local Area Networks	4	96
Internetworking	9	234
WAN and Telecommunications	5	120
Web Development	14	342
Internet Security	6	144
Java Programming	7	168
UNIX/Linux/Solaris	10	240
Oracle Database Systems	13	354
Notes and Domino	5	126
PC Support	2	48
Programming	10	240
Windows Programming	18	468
Software Development Methods	13	318
IT Management	11	258

Total	158	4,026

As a vendor-independent provider of IT training, Learning Tree designs its courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Drawing from the expertise of Learning Tree’s international team of instructors, each Learning Tree course presents multiple points of view concerning technology applications as used around the world. Learning Tree courses are designed to be highly interactive; most involve “hands-on” training on networked Pentium-based workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on Learning Tree course working on computer-based exercises, participating in group workshops and class interactions, and receive extensive course materials that facilitate learning and serve as a post-course reference tool.

Over its 28-year history, Learning Tree has developed and implemented a well-defined, systematic approach to rapidly develop, customize and update its course library and to translate its course content into multiple languages. Learning Tree continuously updates and expands its course content and adds new course titles to keep pace with the introduction of new IT hardware, software and networking technologies and to reflect the evolving IT training needs of its customers. To identify potential new courses for development, Learning Tree incorporates feedback from the development groups of leading IT vendors, Learning Tree’s own worldwide instructor team, course participants, and corporate customers. In fiscal 2002, Learning Tree developed 17 new titles and retired 22 titles. There can be no assurance that Learning Tree will develop more titles than it retires in any period nor that Learning Tree will develop courses that keep pace with the introduction of new hardware, software and networking technologies. See exhibit 99, “Risk Factors.”

International Infrastructure and Logistics Capability.    Learning Tree meets customers’ demands for scheduling flexibility by delivering course events frequently and at multiple locations around the world.

Participants can attend any one of Learning Tree’s 158 courses that, on average, are presented more than once per week around the world. Learning Tree’s sophisticated infrastructure and logistics capability allow it to coordinate, plan and deliver its courses at its education centers, hotel and conference facilities and at its customers’ sites worldwide. Learning Tree can also present standard or customized courses on demand at its customers’ facilities whenever and wherever they desire. By using its large team of instructors, its course development and customization processes, its team of customer support specialists, its logistics team and its hundreds of classroom computer workstations, Learning Tree can rapidly deliver any of its courses to any location in the world.

In fiscal 2002, Learning Tree presented 8,218 course events at its education centers and at third-party and customer sites in a total of 27 countries. Learning Tree operates through wholly-owned subsidiaries in the United States (opened in 1974), France (opened in 1977), the United Kingdom (opened in 1978), Canada (opened in 1985), Sweden (opened in 1986), Japan (opened in 1989), and Hong Kong (opened in 1997). Each Learning Tree subsidiary is staffed by local nationals responsible for the sales and delivery of courses in that country. Learning Tree’s international operations produced approximately half of Learning Tree’s revenues in fiscal 2002, as they have throughout Learning Tree’s history. Such international operations face certain risks inherent to international businesses, such as currency fluctuations; potential difficulties in translating course subject matter into foreign languages; varying political and economic conditions; changes in government regulation; trade barriers; difficulty in staffing foreign offices, and in training and retaining foreign instructors; adverse tax consequences; and potential costs associated with expansion into new territories. There can be no assurance that such factors will not have a material adverse effect on Learning Tree in the future. See Exhibit 99, “Risk Factors.”

On an ongoing basis, Learning Tree evaluates expanding its operations both within existing education center cities and in new cities or countries. During fiscal 2002, Learning Tree opened a second education center with 12 classrooms in Paris, bringing the total number of classrooms in both Paris Education Centers to 27. Learning Tree must continue to overcome the challenges of managing new education centers. See Exhibit 99, “Risk Factors.” There can be no assurance that Learning Tree will open additional education centers in the future or that such additional education centers will be successful.

Long-Term Relationships with Global Customer Base.    Learning Tree has built long-standing relationships with its customer base. Learning Tree focuses on training the employees of Fortune 1000-level companies, their international equivalents and government organizations around the world, and seeks to build continuing relationships both with its individual course participants and its corporate customers. Learning Tree’s customers generally operate in the computer, communications, electronics, systems integration, finance, aerospace, government and military, manufacturing and energy sectors, among others. In fiscal 2002, Learning Tree provided training to over 111,000 course participants and had over 200 customers worldwide that each purchased more than $100,000 of Learning Tree training. Generally, each customer purchased this training throughout the year in individual purchase decisions ranging from $2,000 to $20,000 rather than through a single contract. No customer accounted for 10% or more of Learning Tree’s fiscal 2002 revenues.

Sophisticated Multi-Tiered Sales and Marketing Organization.    Learning Tree employs a sophisticated multi-tiered marketing organization that integrates direct mail, telemarketing and field sales to market its course offerings to existing customers and to attract new customers. Since its inception 28 years ago, Learning Tree has created and built a strong brand image for providing high quality training for IT professionals through the frequent and prominent use of its trademarks in direct marketing and course materials. Learning Tree markets its courses primarily through direct mail marketing to its proprietary database of over 2,100,000 IT professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and also uses direct mail to reach additional IT professionals on rented mailing lists. Learning Tree also utilizes targeted, personalized e-mails through its automated e-mail marketing system to advise prospective course participants of upcoming events. Learning Tree also markets its products and services over the Internet on its Web site (http://www.learningtree.com). (Information contained on Learning Tree’s Web site is not part of this Annual Report on Form 10-K.) Learning Tree also advertises in industry trade magazines and periodicals.

Learning Tree has built a telemarketing sales team which was comprised of approximately 139 telemarketers and related support staff at September 30, 2002. Learning Tree’s telemarketers are responsible for responding to leads generated from direct mailings, Web site inquiries and other Learning Tree sales and marketing programs. In addition, Learning Tree’s sales team follows up on inquiries from customers and potential clients, as well as key personnel at clients with the potential to become major Learning Tree customers. Learning Tree employs a proprietary automated system which provides its telemarketers with online information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process.

At September 30, 2002, Learning Tree also employed a field sales team of approximately 42 direct field sales representatives and related support staff. The direct sales force primarily focuses on selling training programs which will be delivered at Learning Tree’s larger customers’ sites.

To remain successful, Learning Tree must continue to expand its business with both existing and new customers. See Exhibit 99, “Risk Factors.” Learning Tree offers two different multiple-course discount programs—“Training Passports” and “Training Vouchers”—and also provides Learning Tree Professional Certification Programs to encourage individual IT professionals and their employers to purchase multiple courses. Learning Tree believes that, in addition to increasing revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree’s courses to their colleagues.

Training Passports permit an individual Passport holder to attend up to a specified number of courses during a 12-month period. The Passports are generally sold as either four-course or eight-course Passports. The list price for a four-course Passport is approximately equivalent to two individual four-day courses and the list price for an eight-course Passport is approximately equivalent to the list price of three four-day courses.

The Training Voucher program allows customers to buy blocks of five or more Vouchers, at a fixed discounted price, for future Learning Tree courses to be taken by any person in the client company over a 12-month period.

Under the Learning Tree Professional Certification Program, Learning Tree certifies IT professionals in a variety of functions within the areas of Learning Tree’s focus. The Learning Tree Professional Certification Program is designed to teach all of the skills necessary to master a specific job function rather than to just teach the features of a particular product. A participant who successfully completes the courses and passes the free at-course examinations required for a particular Certification Program receives Learning Tree Professional Certification in that topic at no additional charge. Since the inception of the Learning Tree Professional Certification Program in fiscal 1993, over 243,000 participants have completed one or more certification examinations.

Markets and Competition

Instructor-Led Training.    The IT training market includes outside third-party providers of IT training as well as in-house training conducted by the IT departments of organizations. Outside providers of IT training can be further segmented into “vendor-dependent providers,” which deliver courses developed by the vendors of software and hardware technologies and which depend heavily on those vendors to market their courses, and “vendor-independent providers,” which independently develop, market and deliver proprietary courses. Some competitors offer course titles and programs similar to those of Learning Tree at lower prices. In addition, some competitors have greater financial and other resources than Learning Tree. See Exhibit 99, “Risk Factors.”

Learning Tree’s main competitors are vendor-dependent and include the IT hardware and software vendors themselves. Many hardware and software vendors supply training, sometimes bundled in the prices of their product. Other vendor-dependent providers are “ATEC’s” and “CTEC’s” that deliver these vendors’ proprietary courses. In addition, vendor-dependent providers may have or claim greater knowledge of upcoming developments in their products and their certifications are widely recognized. Learning Tree differentiates itself from vendor-dependent providers by maintaining a vendor-independent posture and providing cross-platform training solutions. By being vendor-independent, Learning Tree can address both the strengths and the weaknesses of a product and teach IT professionals how to integrate a product with that of other vendors in a multi-vendor network configuration.

Learning Tree believes that the majority of independent training providers are smaller organizations, which often provide training as one of several services or product lines. Learning Tree differentiates itself from these providers based on the breadth and quality of its proprietary course library, its worldwide delivery capability, and the size, quality and experience of its instructor force.

Internal IT training departments generally provide companies with the most control over the method and content of training, enabling them to tailor the training to their specific needs. However, Learning Tree believes that since internal trainers find it difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand, organizations must supplement their internal IT training resources with externally supplied training.

e-learning and CBT.    IT training is primarily delivered by classroom instructors; video; technology-based training, including Internet-based e-learning and CD-ROM; and printed means. Learning Tree believes that instructor-led training will continue to be the largest portion of the market because course participants value the personalized interaction and problem solving with their instructor and fellow participants concerning their specific projects and applications. Further, instructor-led classroom training insulates course participants from workplace interruptions and thus accelerates their learning of new technologies. The use of technology-based IT education and training formats, such as Internet-based e-learning, appears to have gained some acceptance in the IT training market. However, surveys published in 2001 by Training Magazine and the American Society for Training and Development report that the industry-wide total percentage of e-learning has declined in recent years, while that of instructor-led training had increased.

Learning Tree has engaged in limited development and testing of the content, packaging and delivery methodology for Internet-based e-learning courses. Learning Tree has yet to find what it believes could be a profitable and sustainable e-learning business model and may or may not be successful developing an e-learning product line. As a result, Learning Tree expects to limit its e-learning investment. See Exhibit 99, “Risk Factors.”

Employees

Learning Tree’s personnel are critical to its success. See Exhibit 99, “Risk Factors.” The Learning Tree management team has extensive experience in IT training with an average of 20 years of experience with Learning Tree and 24 years of relevant industry experience.

On September 30, 2002, Learning Tree had a total of 530 full-time equivalent employees, of whom 239 were employed outside the United States. Learning Tree also utilized the services of 974 expert instructors to teach its courses on an “as-needed” basis. Learning Tree considers its relations with its employees and its instructors to be good.

Intellectual Property Rights

Learning Tree relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Learning Tree’s course materials generally do not include any mechanisms to prohibit or prevent unauthorized use. As a result, a third party or parties could copy or otherwise obtain and use Learning Tree’s course materials without authorization, either for educational use or to develop competing courses. In addition, Learning Tree operates in countries that do not provide protection of proprietary rights to the same extent as the United States. If substantial unauthorized use of Learning Tree’s products were to occur, Learning Tree’s business and results of operations could be materially adversely impacted. Learning Tree cannot be certain that its means of protecting its proprietary rights will be adequate or that Learning Tree’s competitors will not independently develop similar course titles or delivery methods.

Learning Tree may also have to defend against claims that its current or future courses infringe on the proprietary rights of others. If such a claim succeeded, Learning Tree might have to change or eliminate courses, and could be required to pay damages or royalties. In addition, litigation over intellectual property rights, whether brought by Learning Tree or by someone else, could be time-consuming and expensive, even if Learning Tree were ultimately to succeed. Accordingly, defending and prosecuting these claims could have a material adverse effect on Learning Tree’s operating results. See Exhibit 99, “Risk Factors.”

“Learning Tree,” the Learning Tree and Professional Certification logos, “EDUCATION IS OUR BUSINESS,” “EDUCATION YOU CAN TRUST,” “WE BRING EDUCATION TO LIFE,” “PRODUCTIVITY THROUGH EDUCATION,” “FROM THE LEARNING TREE,” “Training Passport,” “Training Advantage,” “Alumni Gold,” “TRAINING YOU CAN TRUST,” “WE BRING LEARNING TO LIFE,” “WE BRING IT TRAINING TO YOU,” “learningtree.com,” and “800-THE-TREE” are among the trademarks and service marks of Learning Tree. In addition to the trademarks and service marks of Learning Tree, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

Regulatory Environment

Learning Tree is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, Learning Tree does not depend on government appropriations for those programs and is generally exempt from the governmental regulation of public education providers. In contrast, providers of education to the public must comply with many laws and regulations of Federal, state and international governments. However, Learning Tree’s operations could be affected by current or future licensing or regulatory requirements. See Exhibit 99, “Risk Factors.”

Web Site Access to Learning Tree Reports

Learning Tree makes available, free of charge, on its Web site (http://www.learningtree.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. (Information contained on Learning Tree’s Web site is not part of this Annual Report on Form 10-K.)

ITEM 2.	PROPERTIES

Learning Tree’s headquarters is located at 6053 West Century Boulevard, Los Angeles, California 90045. Learning Tree owns a 38,500 square foot office facility which is occupied by the sales, administrative and operations groups of its U.S. subsidiary.

Learning Tree leases all of its other offices and education center classroom facilities. The leases expire at various dates over the next 16 years. Learning Tree may lease additional facilities in the foreseeable future. Learning Tree also presents its courses at rented hotel and conference facilities and customer sites. Learning Tree typically provides all of the software, hardware and networking systems required for use in these courses.

Learning Tree presents its classroom courses at Learning Tree Education Centers in Atlanta; Boston; Chicago; Los Angeles; New York City; the Washington, D.C. area; Ottawa; Toronto; London; Paris; and Stockholm, as well as in rented hotel or conference centers in those and other cities worldwide. During fiscal 2002, Learning Tree opened a second education center with 12 classrooms in Paris.

Learning Tree Education Center classrooms have been custom-designed to accommodate the technical demands of its computer-based courses, including electronic projection of computer screens, local area networks within the classroom and multimedia presentation capability.

The following table contains certain information regarding Learning Tree’s education centers and offices at September 30, 2002:

Location (Metropolitan Area)	No. of Classrooms	Total Area in Square Feet
Atlanta, GA	9	16,903
Boston, MA	6	13,717
Chicago, IL	9	15,779
Los Angeles, CA	6	57,229
New York, NY	21	44,380	(a)
Washington, DC metropolitan area (4 sites)	36	119,817
Paris, France (2 sites)	27	58,276
London, England (2 sites)	41	106,394	(b)
Ottawa, Canada	6	19,965
Toronto, Canada	10	17,207
Stockholm, Sweden	17	32,130
Tokyo, Japan	N/A	1,311
Hong Kong	N/A	574

Total	188	503,682

(a)	Excludes 11,600 square feet which Learning Tree subleases to other tenants.

(b)	Excludes 36,117 square feet which Learning Tree subleases to other tenants.

ITEM 3.	LEGAL PROCEEDINGS

Learning Tree is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on the financial condition or results of operations of Learning Tree.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002 through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Learning Tree’s Common Stock trades on the Nasdaq Stock Market under the symbol LTRE. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq Stock Market:

	High	Low
Fiscal 2001
First Quarter	$53.875	$28.50
Second Quarter	59.75	14.50
Third Quarter	27.12	19.20
Fourth Quarter	25.84	19.75
Fiscal 2002
First Quarter	29.49	19.16
Second Quarter	28.20	19.74
Third Quarter	24.94	17.40
Fourth Quarter	18.77	13.55

As of December 6, 2002, there were approximately 2,100 holders of record of the Common Stock.

Volatility of Stock Price

The price of Learning Tree’s Common Stock has fluctuated significantly and may continue to do so in the future. Learning Tree believes that some of the reasons for past fluctuations in the price of its stock have included: announcements of developments related to Learning Tree’s business; announcements concerning new products or enhancements by Learning Tree or its competitors; developments in relationships with its customers; market perceptions of new means of delivering training, such as CD-ROMs or the Internet; variations in revenues, gross margins, earnings or other financial results from investors’ expectations; fluctuations in results of operations and general conditions in the economy, the market, and the markets served by Learning Tree’s customers; and delays in introducing new technologies by both Learning Tree’s customers and technology vendors. In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. In many cases, the fluctuations have been unrelated to the operating performance of affected companies. Sales of the Common Stock by officers, directors and employees, especially Learning Tree’s founders could also adversely and unpredictably affect the price of the Common Stock. Additionally, the price could be affected even by the potential for sales by these persons. There can be no assurance that the market price of the Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to Learning Tree’s performance. See Exhibit 99, “Risk Factors.”

Dividends

To date, Learning Tree has not paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The declaration and payment of dividends by Learning Tree are subject to the discretion of its Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on Learning Tree’s financial condition and other factors Learning Tree’s Board of Directors may in the future consider to be relevant.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of Learning Tree is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended September 30, 2002, and the balance sheet data as of September 30, 2001 and 2002, are derived from Learning Tree’s consolidated financial statements which are included elsewhere herein. The statement of operations data for each of the two years in the period ended September 30, 1999, and the balance sheet data at September 30, 1998, 1999 and 2000, are derived from audited financial statements of Learning Tree not included herein. The consolidated financial statements for fiscal 2002 have been audited by Ernst & Young LLP, Learning Tree’s independent public accountants, and their report thereon is included elsewhere herein. The consolidated statements of operations for each of the two years in the period ended September 30, 2001, and the consolidated balance sheets as of September 30, 2001, were audited by Arthur Andersen LLP, Learning Tree’s independent public accountants in those periods. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended September 30,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$187,174	$189,321	$224,008	$227,220	$174,161
Cost of revenues	80,016	76,598	80,839	92,805	79,392

Gross profit	107,158	112,723	143,169	134,415	94,769

Operating expenses:
Course development	11,942	19,267	10,294	11,323	9,319
Sales and marketing	59,422	54,996	56,603	63,957	50,251
General and administrative	22,509	23,720	25,913	26,676	25,426

Total operating expenses	93,873	97,983	92,810	101,956	84,996

Income from operations	13,285	14,740	50,359	32,459	9,773
Other income (expense), net	2,676	4,285	6,709	6,287	2,467

Income before provision for income taxes	15,961	19,025	57,068	38,746	12,240
Provision for income taxes	5,427	6,611	19,973	13,755	4,345

Net income	$10,534	$12,414	$37,095	$24,991	$7,895

Earnings per common share assuming dilution	$0.48	$0.57	$1.65	$1.18	$0.42

Diluted shares outstanding	22,015	21,898	22,504	21,156	18,992

	At September 30,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$36,055	$33,059	$116,231	$108,544	$96,897
Short-term interest-bearing investments	31,136	58,357	37,882	—	—
Total current assets	90,301	114,338	186,652	137,716	120,411
Total assets	137,390	150,781	220,353	174,975	154,018
Deferred revenue	33,357	37,618	53,327	61,662	55,868
Total current liabilities	59,280	62,247	85,159	88,744	74,556
Total stockholders’ equity	76,828	85,640	132,795	84,060	76,730

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical statements and discussions, this discussion consists of “forward-looking statements.” The words “anticipate,” “estimate,” “project,” “believe,” “expect,” and similar expressions are intended to identify forward-looking statements. Please do not put undue reliance on forward-looking statements. Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties. Many, but not all, of these factors and assumptions are identified in Exhibit 99, “Risk Factors.” Although Learning Tree International, Inc. (“Learning Tree”) believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true. Accordingly, Learning Tree’s actual results will differ from those suggested by any forward-looking statement, and those differences could be material. Factors that could cause or contribute to such differences include, among others, those factors included under “Risk Factors” in Exhibit 99, as well as those discussed in other places in Learning Tree’s filings with the SEC. For example, actual results could differ materially from those projected as a result of Learning Tree’s dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of e-learning either by Learning Tree or its competitors; the impact of competition and pricing pressures; Learning Tree’s ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree’s ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism; and other external events. Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove to be incorrect, Learning Tree’s actual results may vary materially from those anticipated, estimated, expected or projected. In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct. Learning Tree does not undertake any obligation to update forward-looking statements.

Overview

Learning Tree is a leading worldwide vendor-independent provider of training to information technology (“IT”) professionals working in business and government organizations. Since its founding in 1974, Learning Tree has provided high-quality training to over 1.3 million IT professionals. In fiscal 2002, Learning Tree provided training to over 111,000 course participants. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-size companies.

Learning Tree offers a broad, proprietary library of intensive four- and five-day instructor-led courses, comprising 158 different course titles representing over 4,000 hours of training at September 30, 2002. Learning Tree courses focus on client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, computer and network security, databases, software engineering, object-oriented technology and IT management.

As a vendor-independent provider of IT training, Learning Tree designs its own courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree courses are highly interactive and are translated into French, Swedish and Japanese. Learning Tree’s courses are recommended for one to two semester hours of college credit by the American Council on Education, and are accepted for college credit at the University of Phoenix. Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

Learning Tree offers its proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden, Japan and Hong Kong, and generates approximately half of its revenue internationally.

Each Learning Tree operating subsidiary is staffed by local nationals responsible for delivery of Learning Tree courses in that country. Learning Tree’s infrastructure and logistical capabilities allow it to coordinate, plan and deliver its courses at Learning Tree’s education centers, hotel and conference facilities and customer sites worldwide. During fiscal 2002, Learning Tree presented courses in 27 countries.

Over the 28 years since its founding, Learning Tree has experienced a number of periods of challenging economic conditions. Learning Tree has generally tried to use those periods to grow its market share, so that it would be able to achieve even stronger growth during the better economic times that followed. Learning Tree is confident in the long-term outlook for the IT industry and the need for IT training, because it believes that the core growth drivers for information technology and for its business remain unchanged. In our knowledge economy, Learning Tree believes that information technology is itself a primary driver for productivity and product improvements that fuel growth. As a result, Learning Tree believes that information technology provides mission-critical resources that can be used by every organization to gain a competitive advantage.

Learning Tree believes that its business will continue to be influenced by world events, by the economy, and by spending trends in the corporate marketplace for information technology. The timing of a recovery in spending on technology and IT remains uncertain and Learning Tree has yet to see any discernable improvement in demand from its customers. Therefore, Learning Tree continues to believe that it is prudent to operate its business based on an assumption that revenues (adjusted for seasonal fluctuations) will not increase until both the general economy and the IT industry begin to improve. Accordingly, Learning Tree expects to continue to maintain its reduced level of operating costs in accordance with its revenue expectations. See Exhibit 99, “Risk Factors.”

Learning Tree has structured its business so that the majority of its instructor-led course costs are variable and depend primarily upon the number of course events conducted. Learning Tree schedules its course events throughout the year based on its assessment of demand. Since Learning Tree’s instructors typically work full time in the IT industry and teach Learning Tree course events as needed, Learning Tree’s instructor-related costs are largely variable. Learning Tree’s expenses associated with its own education centers are largely fixed. However, Learning Tree can moderate its overall facility expenses to some extent by varying its use of rented hotel and conference facilities. In addition, Learning Tree has the ability to control some of its expenses, based on its expectations of future customer demand and other factors, by adjusting the number of new course titles it develops and the size of its direct mailing campaigns.

During fiscal 2002, Learning Tree reduced the number of its worldwide staff, and refined its marketing efforts for improved effectiveness, which allowed it to reduce the magnitude of its sales and marketing expenditures. At the same time, Learning Tree enhanced the quality levels in its core strengths: its expert instructors, its proprietary content library, its state-of-the-art classrooms and its worldwide course delivery systems. Learning Tree believes that this will help it take advantage of the economic improvement when it comes. However, predicting when the recovery will begin is difficult, particularly given the continuing instability of the international situation. Learning Tree intends to continue monitoring business conditions throughout its current markets, as well as potential new markets. If the domestic and/or international economy were to weaken further, many companies may continue to reduce spending on external IT training. If this should happen, it could have a material and adverse impact on Learning Tree.

Learning Tree has engaged in limited development and testing of Internet-based e-learning course formats and packages. Learning Tree has yet to find what it believes could be a profitable and sustainable e-learning business model and may or may not be successful developing an e-learning product line. As a result, Learning Tree expects to limit its investment in e-learning research and development. See Exhibit 99, “Risk Factors.”

Results of Operations

The following table summarizes Learning Tree’s consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended September 30,
	2000	2001	2002
Revenues	100%	100%	100%
Cost of revenues	36	41	46

Gross profit	64	59	54
Operating expenses:
Course development	5	5	5
Sales and marketing	25	28	29
General and administrative	11	12	14

Total operating expenses	41	45	48

Income from operations	23	14	6
Other income (expense), net	3	3	1

Income before provision for income taxes	26	17	7
Provision for income taxes	9	6	2

Net income	17%	11%	5%

Fiscal 2002 Compared with Fiscal 2001

In fiscal 2002, Learning Tree’s revenues decreased by 23% to $174.2 million from $227.2 million in fiscal 2001. Income from operations for fiscal 2002 was $9.8 million versus $32.5 million in fiscal 2001. Net income for fiscal 2002 was $7.9 million compared to $25.0 million in fiscal 2001.

Revenues.    The decrease in revenues in fiscal 2002 compared to fiscal 2001 is primarily due to a decline in the number of instructor-led course participants. During fiscal 2002, Learning Tree trained a total of 111,757 instructor-led course participants, a decrease of 23% from the prior year’s 144,742 participants. Learning Tree believes that the decrease in the number of course participants is primarily the result of the slowdown in the IT industry and the overall economy, which has resulted in more cautious spending by its customers on IT training.

For fiscal 2002, revenues reflect a 1% decrease in average revenue per course participant primarily because of a larger portion of course participants attending under multiple-course discount programs compared to the prior fiscal year.

About half of Learning Tree’s revenues are denominated in foreign currencies, which are translated into U.S. dollars for financial reporting. Accordingly, exchange rate fluctuations impact Learning Tree’s reported revenues. See Exhibit 99, “Risk Factors.” In fiscal 2002, exchange rate fluctuations did not have a significant effect on revenues because the impact of adverse changes in foreign exchange rates in the first half of the year compared to the same period last year were offset by improvements in foreign exchange rates in the second half of the fiscal year.

Cost of Revenues.    Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments. The cost of revenues for fiscal 2002 was $79.4 million compared to $92.8 million in fiscal 2001. This decrease reflects a 16% decrease in the number of course events during fiscal 2002, partially offset by a 1% increase in cost per event compared to fiscal 2001. During fiscal 2002, Learning Tree presented 8,218 instructor-led course events compared to 9,727 events in fiscal 2001.

In fiscal 2002, the cost of revenues increased to 45.6% of revenues compared to 40.8% in fiscal 2001. The change in gross profitability of Learning Tree’s instructor-led courses primarily reflects a 9% decrease in revenue per course event compared to the prior year. Revenue per course event primarily reflects a decrease in the average number of attendees per event. In addition, revenue per course event reflects the aforementioned 1% decrease in average revenue per attendee. Learning Tree believes that the decrease in the average number of attendees per event primarily reflects the impact of current economic conditions, which lowered Learning Tree’s overall attendance rates.

The change in Learning Tree’s gross profitability also reflects a 1% increase in Learning Tree’s average cost per course event. The increase in the average cost per course event primarily reflects the impact of the lower utilization of Learning Tree’s education centers arising from the decrease in the number of course events conducted in fiscal 2002, as well as the impact of other fixed costs being spread over fewer events. The increase was partially offset by reduced spending on instructor training and recruiting and a reduction in the use of rented hotel and conference facilities.

Course Development Expenses.    Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred, and are included in course development expenses. Course development expenses also include all costs of Learning Tree’s e-learning development activities. In fiscal 2002, course development expenses were 5.4% of revenues compared to 5.0% in fiscal 2001. Course development expenses as a percentage of revenues, reflect lower revenues, partly offset by a decline in absolute expenditures on course development. Course development expenses decreased in fiscal 2002 by 18% to $9.3 million from $11.3 million in fiscal 2001. This decrease primarily reflects a decrease in the number of new course titles developed during fiscal 2002 while maintaining the level of expenditures for updating existing courses. During slower economic periods, IT hardware and software vendors typically introduce fewer new products, thus requiring the development of fewer new IT courses. In addition, the reduction in course development expenses reflects a decrease in spending on e-learning development.

During fiscal 2002, Learning Tree released additional course titles on topics such as Windows XP and 2000, SQL Server, Oracle9i, XSL, UML, Visual Basic .NET, ASP.NET, ADO.NET, and IT management. At the end of fiscal 2002, Learning Tree offered 158 different course titles, comprising over 4,000 hours of training, compared to 163 titles a year earlier. The decrease in the number of titles in fiscal 2002 reflects the net effect of introducing 17 new titles and retiring 22 titles. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content.

Learning Tree expects to have approximately 152 course titles in the first quarter of fiscal 2003. The actual number of course titles which Learning Tree will produce, and their delivery dates, are subject to the rate of new technological developments and perceived customer demand. Thus Learning Tree may or may not develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its instructor-led course library or its expenditures on e-learning.

Sales and Marketing Expenses.    Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

For fiscal 2002, sales and marketing expenses were 28.9% of revenues compared to 28.1% in fiscal 2001. The increase was a result of lower revenues, partly offset by lower sales and marketing expenses. During fiscal 2002, sales and marketing expenses decreased by 21% to $50.3 million from $64.0 million in fiscal 2001. The decrease primarily reflects the results of initiatives to adjust marketing expenditures and sales personnel based on current operating levels, as well as a reduction in selling commissions. Learning Tree generally has the ability to adjust its expenditures for sales and marketing depending on its expectations of future customer demand, market conditions, strategic objectives and other factors. However, if the expectations prove to be wrong, any significant revenue shortfall would have a material adverse effect on Learning Tree’s results of operations.

General and Administrative Expenses.    As a percentage of revenue, general and administrative expenses were 14.6% in fiscal 2002 compared to 11.7% in fiscal 2001. General and administrative expenses decreased in fiscal 2002 by 5% to $25.4 million from $26.7 million in fiscal 2001. The decrease in general and administrative expenses primarily reflects the effect of Learning Tree’s cost reduction and control measures, partially offset by an increase in IT staff and related expenses, and staff salary adjustments.

Other Income (Expense).    Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In fiscal 2002, other income (expense) decreased to $2.5 million of income from $6.3 million in fiscal 2001 primarily because of $4.2 million lower interest income which was partially offset by lower foreign exchange losses. The decrease in interest income reflects lower interest rates together with the decline in the amount of Learning Tree’s interest-bearing investments because of expenditures for repurchases of its Common Stock.

Learning Tree recorded foreign exchange losses of $50,000 in fiscal 2002 compared to foreign exchange losses of $496,000 in fiscal 2001. These losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

Income Taxes.    In fiscal 2002, Learning Tree’s income tax provision decreased to $4.3 million from $13.8 million in fiscal 2001, as a result of lower taxable income. Learning Tree operates as a holding company with operating subsidiaries in several countries. Each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Since taxes are incurred at the subsidiary level, and tax rates vary from country to country and one subsidiary’s tax losses cannot offset the taxable income of subsidiaries in other tax jurisdictions, Learning Tree’s consolidated effective tax rate may vary. See Note 2 of “Notes to Consolidated Financial Statements.”

Geographic Segments.    Learning Tree has education centers in six countries around the world, and has historically derived approximately half of its revenues from outside the United States. The decrease in revenues in fiscal 2002 reflects decreased revenues in all locations. The United States recorded revenues of approximately $87.8 million in fiscal 2002 compared to revenues of $117.3 million in fiscal 2001. Revenues from Europe were $73.1 million in fiscal 2002 compared to $93.8 million in fiscal 2001, primarily due to declines in the United Kingdom and Sweden. Canada recorded revenues of $11.5 million in fiscal 2002 compared to revenues of $13.5 million in fiscal 2001, and Asia recorded revenues of $1.8 million in fiscal 2002 compared to $2.6 million in fiscal 2001. See Note 7 of “Notes to Consolidated Financial Statements.”

Although Learning Tree’s consolidated financial statements are stated in U.S. dollars, several of Learning Tree’s subsidiaries have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of Learning Tree’s subsidiaries from the functional currencies to U.S. dollars are reported as an adjustment to stockholders’ equity. Fluctuations in exchange rates may also have an effect on Learning Tree’s results of operations. Since both revenues and expenses are generally denominated in the subsidiary’s local currency, changes in exchange rates that have an adverse effect on Learning Tree’s foreign revenues are partially offset by a favorable effect on Learning Tree’s foreign expenses. The impact of future exchange rates on Learning Tree’s results of operations cannot be accurately predicted. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, Learning Tree may undertake such transactions. There can be no assurance that any hedging techniques implemented by Learning Tree would be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99, “Risk Factors.”

Recently Issued Accounting Pronouncements.    In fiscal 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 145 “Rescission of FASB Statements No. 4,

44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Learning Tree believes that these statements will not have a material effect on its consolidated financial position or results of operations.

Fiscal 2001 Compared With Fiscal 2000

In fiscal 2001, Learning Tree’s revenues increased by 1% to $227.2 million from $224.0 million in fiscal 2000. Income from operations for fiscal 2001 was $32.5 million versus $50.4 million in fiscal 2000. Net income for fiscal 2001 was $25.0 million compared to $37.1 million in fiscal 2000.

Revenues.    During fiscal 2001, Learning Tree trained a total of 144,742 instructor-led course participants, an increase of 5% from the prior year’s 137,311 participants. The increase in course participants in fiscal 2001 was primarily the result of better market conditions for IT training during the first half of the year coupled with an increase in expenditures for course development, sales and marketing. During the second half of fiscal 2001, the number of course participants declined from prior year levels. This reflected the economic slowdown in the IT industry, which Learning Tree believes resulted in more cautious spending by its customers. In addition, the disruption of Learning Tree’s courses in the United States due to the attacks of September 11 reduced revenues by approximately $2.3 million.

The increase in course participants during fiscal 2001 was largely offset by a 4% adverse change in foreign exchange rates. Excluding the impact of the exchange rate changes, the average revenue per course participant would have increased by 3% compared to fiscal 2000. Overall, had exchange rates in fiscal 2001 remained the same as they had been during fiscal 2000, revenues in fiscal 2001 would have been approximately $237.3 million, or 6% greater than revenues in fiscal 2000.

In the past, in addition to its instructor-led courses, the Company has delivered certain of its courses by using a computer-based training method (“CBT”) on CD-ROMs. Since the sales of CBT courses were largely discontinued at the end of fiscal 2000, Learning Tree’s fiscal 2001 revenues also reflect the reduction of CBT revenues.

Cost of Revenues.    In fiscal 2001, the cost of revenues increased to 40.8% of revenues compared to 36.1% in fiscal 2000. The change in gross profit in Learning Tree’s instructor-led courses reflected an 8% decrease in revenue per course event and a 2% increase in the average cost per course event. In addition, the cost of revenues increased as a percent of revenues in part because of the reduction in relatively high margin CBT sales during fiscal 2001.

Learning Tree’s revenue per course event reflected a decline in the average number of attendees per event and the change in average revenue per attendee. In the fourth quarter of fiscal 2001, margins were also adversely affected as a direct result of courses disrupted by the September 11 attacks, since Learning Tree lost much of the revenue from these courses while saving only a small portion of the related course costs.

Learning Tree’s average cost per course event increased because of increased instructor training and recruiting activities and increased facilities costs associated with the expansion of the New York, Chicago and Atlanta Education Centers and an increase in lease rates for the Reston Education Center. The increased cost per course event was partially offset by the favorable impact of foreign exchange rates. Excluding the impact of foreign exchange rate changes, the cost per course event would have been 6% higher than for the prior year.

The cost of revenues for fiscal 2001 was $92.8 million compared to $80.8 million in fiscal 2000. This increase reflected a 13% increase in the number of course events during fiscal 2001 and the 2% increase in cost per course event compared to fiscal 2000. During fiscal 2001, Learning Tree presented 9,727 instructor-led course events compared to 8,574 events in fiscal 2000.

Course Development Expenses.    In fiscal 2001, course development expenses were 5.0% of revenue compared to 4.6% in fiscal 2000. Course development expenses increased in fiscal 2001 by 10% to $11.3 million from $10.3 million in fiscal 2000. The increase primarily reflected an increase in the number of new course titles developed during fiscal 2001, as well as a modest increase in Learning Tree’s investment in e-learning.

At the end of fiscal 2001, Learning Tree offered 163 different course titles, comprising a total of 4,100 hours of training, compared to 148 titles a year earlier. The increase in the number of titles in fiscal 2001 reflected the net effect of the introduction of 34 new titles and the retirement of 19 titles.

Sales and Marketing Expenses.    For fiscal 2001, sales and marketing expenses were 28.1% of revenues compared to 25.3% in fiscal 2000. During fiscal 2001, sales and marketing expenses increased by 13% to $64.0 million from $56.6 million in fiscal 2000. The increase primarily reflected increased marketing activities and marketing costs to support the increased revenues during the first half of the year, and to build market share in the second half.

General and Administrative Expenses.    As a percentage of revenue, general and administrative expenses were 11.7% in fiscal 2001 compared to 11.6% in fiscal 2000. General and administrative expenses increased in fiscal 2001 by 3% to $26.7 million from $25.9 million in fiscal 2000. The increase in general and administrative expenses reflected increases in administrative staff and related costs, partly offset by decreases in incentive compensation costs.

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

Income Taxes.    In fiscal 2001, Learning Tree’s income tax provision decreased to $13.8 million from $20.0 million in fiscal 2000, as a result of lower taxable income, partially offset by a slight increase in the effective tax rate. See Note 2 of “Notes to Consolidated Financial Statements.”

Geographic Segments.    The increase in revenues in fiscal 2001 reflected increased revenues in both Europe and the United States. Revenues from Europe were $93.8 million in fiscal 2001 compared to $90.4 million in fiscal 2000, primarily due to growth in the United Kingdom and Sweden. The United States recorded revenues of $117.3 million in fiscal 2001 compared to revenues of $117.1 million in fiscal 2000. See Note 7 of “Notes to Consolidated Financial Statements.”

Quarterly Results of Operations

The following tables set forth unaudited quarterly financial data for each of the eight consecutive fiscal quarters ended September 30, 2002, and its percentage of Learning Tree’s revenues. Learning Tree believes that this information includes all adjustments (which consisted solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002
	(dollars in thousands, except per share amounts)
Revenues	$62,104	$57,990	$57,833	$49,293	$47,171	$40,635	$45,034	$41,321
Cost of revenues	23,613	24,155	23,933	21,104	20,992	18,468	20,001	19,931

Gross profit	38,491	33,835	33,900	28,189	26,179	22,167	25,033	21,390
Operating expenses:
Course development	2,820	3,116	2,957	2,430	2,490	2,287	2,319	2,223
Sales and marketing	14,517	17,064	16,095	16,281	13,025	13,064	12,863	11,299
General and administrative	6,537	6,878	6,828	6,433	6,775	6,122	6,381	6,148

Total operating expenses	23,874	27,058	25,880	25,144	22,290	21,473	21,563	19,670

Income from operations	14,617	6,777	8,020	3,045	3,889	694	3,470	1,720
Other income (expense), net	2,224	1,615	1,341	1,107	552	465	1,086	364

Income before provision for income taxes	16,841	8,392	9,361	4,152	4,441	1,159	4,556	2,084
Provision for income taxes	5,979	2,979	3,323	1,474	1,576	412	1,617	740

Net income	$10,862	$5,413	$6,038	$2,678	$2,865	$747	$2,939	$1,344

Earnings per common share	$0.49	$0.25	$0.31	$0.14	$0.15	$0.04	$0.16	$0.07

Earnings per common share assuming dilution	$0.48	$0.24	$0.31	$0.14	$0.15	$0.04	$0.16	$0.07

As a Percentage of Revenues:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	38	42	41	43	45	45	44	48

Gross profit	62	58	59	57	55	55	56	52
Operating expenses:
Course development	4	5	5	5	5	6	5	6
Sales and marketing	23	29	28	33	28	32	29	27
General and administrative	11	12	12	13	14	15	14	15

Total operating expenses	38	46	45	51	47	53	48	48

Income from operations	24	12	14	6	8	2	8	4
Other income (expense), net	3	2	2	2	1	1	2	1

Income before provision for income taxes	27	14	16	8	9	3	10	5
Provision for income taxes	10	5	6	3	3	1	3	2

Net income	17%	9%	10%	5%	6%	2%	7%	3%

Historically, Learning Tree’s quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, timely delivery, frequency and size of, and response to Learning Tree’s direct mail marketing and advertising campaigns; the timing of the introduction of new course titles; the mix between course events held at customer sites, and course events held in Learning Tree’s education centers and hotels; competitive forces within current and anticipated future markets served by Learning Tree; Learning Tree’s ability to attract customers and meet their expectations;

currency fluctuations and other risks inherent in international operations; natural disasters, external strikes, acts of war or terrorism, and other external factors; and general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of Learning Tree’s spending on development and marketing of its courses and receiving revenues from its customers. See Exhibit 99, “Risk Factors.”

Learning Tree’s quarterly revenues and income typically reflect seasonal patterns. Generally, Learning Tree’s revenue and operating income are greater in the second half of its fiscal year (April through September) than in the first half (October through March). This is due in large part to seasonal spending patterns of Learning Tree’s customers, which are affected by matters such as their budgetary considerations; factors specific to their business or industry; and weather, holiday and vacation considerations. However, the effects of periods of rapid acceleration or deceleration of revenues can offset these seasonal effects. There can be no assurance that these seasonal factors or their effects will remain the same in the future. Revenues for the second half of fiscal 2001 reflect the economic slowdown in the IT industry. Further, the results for the fourth quarter of fiscal 2001 reflect the disruption of Learning Tree’s courses in the United States caused by the attacks of September 11.

Liquidity and Capital Resources

Learning Tree’s cash and cash equivalents decreased to $96.9 million at September 30, 2002, from $108.5 million at September 30, 2001. The decrease in cash and cash equivalents reflects repurchases of Common Stock, asset acquisitions related to Learning Tree’s education center in Paris, and investments in new and upgraded course equipment, partially offset by cash provided by operations and proceeds from the exercise of employee stock options.

During fiscal 2002, Learning Tree repurchased approximately 1,104,000 shares of its Common Stock for approximately $21.1 million. In addition, trade accounts payable at the end of fiscal 2001 included $2.7 million required to settle Common Stock repurchases made at the end of fiscal 2001 that were settled during the first few days of fiscal 2002. As a result, during fiscal 2002 Learning Tree paid approximately $23.8 million in cash for Common Stock repurchases. From October 1, 2002, through December 6, 2002, Learning Tree repurchased an additional 513,000 shares of its Common Stock for $7.2 million. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Cash provided by operations for fiscal 2002 was approximately $6.5 million compared to $43.8 million for fiscal 2001. Excluding the effects on current liabilities of the fiscal 2001 stock repurchases which were paid in fiscal 2002, cash provided by operations was approximately $9.2 million compared to $41.1 million during fiscal 2001. This change primarily reflects the changes in profitability, advance payments by customers for future courses and reductions in accounts payable, partially offset by lower income tax payments. At September 30, 2002, Learning Tree had a net working capital balance of $45.9 million.

During fiscal 2002, Learning Tree invested $3.8 million in equipment and facilities compared to $14.1 million in fiscal 2001. The investments in the current year primarily relate to purchases of course equipment and the build-out of a second education center in Paris, France, which opened in the third quarter of fiscal 2002. During fiscal 2002, Learning Tree increased the number of its classrooms in Paris from 15 to 27. The higher level of investment during the prior year was primarily related to the build-out of expanded education center facilities in New York City and Stockholm, Sweden, the opening of two new education centers in Chicago and Atlanta, and the purchase of new and upgraded course equipment. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2003, as of September 30, 2002, Learning Tree had no material future purchase obligations, capital commitments or debt. Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

In the future, Learning Tree may use cash for acquisitions. While Learning Tree has no current agreements in place or negotiations underway with respect to any acquisition, Learning Tree may, on occasion, evaluate acquisition opportunities that appear to fit within its overall business strategy. Learning Tree has had no significant experience in executing and implementing acquisitions and no assurance can be given as to the success of Learning Tree in executing and implementing acquisitions in the future. See Exhibit 99, “Risk Factors.”

Learning Tree has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

Critical Accounting Policies

Management’s discussion and analysis of Learning Tree’s financial condition and results of operations is based upon Learning Tree’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following list of critical accounting policies is not intended to be a comprehensive list of all of Learning Tree’s accounting policies. Learning Tree’s significant accounting policies are more fully described in Note 1 of “Notes to the Consolidated Financial Statements.” The following represents a summary of Learning Tree’s critical accounting policies, defined as those policies that Learning Tree believes are the most important to the portrayal of Learning Tree’s financial condition and results of operations, and/or require management’s significant judgments and estimates.

Revenue Recognition.    Course events range from three to five days, with an average of approximately four days. For individual course enrollments, it is Learning Tree’s policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events are recorded upon commencement of each course event. The difference between Learning Tree’s revenue recognition policy and recording revenues and related course costs on a straight-line basis is inconsequential.

Learning Tree offers its customers a multiple-course sales discount referred to as a Training Passport. A Training Passport allows an individual passport holder to attend up to a specified number of Learning Tree courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses passport holders will actually attend. Upon expiration of a Training Passport, Learning Tree records the difference, if any, between the revenues previously recognized and the Training Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events that Training Passport holders have been attending. The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by Learning Tree. If the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted. Learning Tree believes it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs, as the substantial majority of its Passport holders do not attend the maximum number of course events permitted under their Training Passport. Learning Tree believes that the use of historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by the tens of thousands of Passport holders since the inception of the program in fiscal 1993. Although Learning Tree has seen no material changes in the historical rates as the number of course titles has increased, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

Learning Tree also offers a multiple-course sales discount referred to as Training Vouchers. Under Learning Tree’s Training Vouchers, the customer buys the right to send a specified number of attendees to Learning Tree courses over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. If a Training Voucher expires unused, Learning Tree records the selling price of the expired Training Voucher as revenue.

Prepaid Marketing Expenses.    Prepaid marketing expenses are charged to income in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable.

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

Facilities, Intangible and Other Long-Lived Assets.    Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the assets’ estimated useful lives.

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

Income Taxes.    Learning Tree applies SFAS No. 109 “Accounting for Income Taxes,” in accounting for income taxes. Under SFAS No. 109, deferred income tax assets and liabilities arise from carryforwards and from temporary differences between the tax basis of assets and liabilities and the book basis of such assets and liabilities as reported in the financial statements. Deferred income tax assets arise from expected reductions in taxes payable in future periods. Deferred tax assets reflect management’s estimate of the amounts that will be realized from future profitability and can be predicted with reasonable certainty. Deferred income tax liabilities represent taxes the Company expects to pay in future periods. See Note 2 of “Notes to Consolidated Financial Statements.”

Outlook for Fiscal 2003

Throughout this document, there have been various forward-looking statements. However, this entire section should be treated as forward-looking and subject to various risks and uncertainties, including those detailed from time to time in Learning Tree’s filings with the Securities and Exchange Commission and in Exhibit 99, “Risk Factors.” As economic and market conditions change during fiscal 2003, Learning Tree’s future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

Backlog.    At September 30, 2002, Learning Tree had a backlog of orders for instructor-led courses of $32.0 million, which represented a 10% decrease compared to the backlog of $35.6 million at September 30, 2001. At October 31, 2002, Learning Tree had a backlog of orders for instructor-led courses of $30.7 million, which represented a 9% decrease compared to the backlog of $33.8 million at October 31, 2001. Only a portion of Learning Tree’s backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

Recent Trends.    Learning Tree believes that its business will continue to be influenced by world events, the economy and spending trends in the corporate marketplace for information technology. The timing of a recovery in spending on technology and IT remains uncertain and Learning Tree has yet to see any discernable improvement in demand from its customers. Therefore, Learning Tree continues to believe that it is prudent to operate its business based on an assumption that revenues (adjusted for seasonal fluctuations) will not increase until both the general economy and the IT industry begin to improve. Accordingly, Learning Tree expects to continue to maintain its reduced level of operating costs in accordance with its revenue expectations.

Effect of Exchange Rates.    Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars, and fluctuations in exchange rates will impact future revenues and expenses when translated into dollars. If current exchange rates remain stable through the remainder of fiscal 2003, revenues in the first quarter would be favorably impacted by approximately 5%, and revenues for the fiscal year would be favorably impacted by approximately 4%, compared to the corresponding periods in fiscal 2002. Conversely, foreign currency denominated expenses would be unfavorably impacted by the same percentages in these periods.

First Quarter 2003 Revenues.    A number of factors may influence Learning Tree’s revenues in the first quarter of fiscal 2003. These include the following:

•
At September 30, 2002, Learning Tree’s backlog was 10% lower than at September 30, 2001. A month later, at October 31, 2002, Learning Tree’s overall backlog was 9% lower than at October 31, 2001. Also at October 31, 2002, revenues for October courses plus backlog for courses in November and December was 12% lower than at October 31, 2001.

•
If exchange rates remain stable through the remainder of the first quarter, revenues would be favorably impacted by approximately 5%. This effect is already partly reflected in Learning Tree’s backlog.

•	Learning Tree expects to have approximately 152 course titles in the first quarter of fiscal 2003 compared with 166 course titles in the first quarter of the prior year.

Based on these factors and Learning Tree’s current assessment of general economic conditions, Learning Tree believes that revenues in the first quarter of fiscal 2003 will be in the range of $41.0 million to $42.0 million. This would be 11% to 13% lower than revenues of $47.2 million in the first quarter last year and would be similar to revenues in the fourth quarter of fiscal 2002.

First Quarter Gross Margin.    Learning Tree expects several factors to cause a net decline in gross margin for the first quarter of fiscal 2003 of approximately 1% to 2% compared with the same quarter last year:

•
Learning Tree has been working to improve its procedures for course scheduling in the current environment, which is intended to increase attendees per event and thereby improve revenue per event. While this remains a challenging goal in the current economic climate, Learning Tree expects to achieve a slightly higher number of attendees per event in the first quarter of fiscal 2003 than it realized in the fourth quarter of fiscal 2002, although slightly lower than in the first quarter of last year.

•
Learning Tree expects continued low utilization rates of its education centers, which would result in higher fixed costs per event in the first quarter of fiscal 2003 compared to the same period last year, although slightly better than during its fourth quarter of fiscal 2002.

First Quarter Operating Expenses.    Learning Tree expects overall operating expenses for the first quarter of fiscal 2003 to be equal to or slightly higher than those for the fourth quarter of fiscal 2002. This reflects the effects of pay rate increases received by non-managerial staff, sales commissions, and accruals for incentive compensation which will only be paid to the extent targets are achieved in the coming year. These costs were partially offset by lower marketing costs (reflecting typical seasonal mailing patterns due to the December holidays). Based upon these factors, Learning Tree expects operating expenses to be approximately $19.0 million to $20.0 million in the first quarter of fiscal 2003.

First Quarter Interest Income.    Interest income reflects changes in interest rates, as well as changes in cash balances. First quarter interest income is expected to be somewhat lower than it was in the fourth quarter of fiscal 2002 due to the recent interest rate cut.

2003 Tax Rate.    It is estimated that the tax rate in fiscal 2003 will be approximately 35.5%.

Outlook for Fiscal 2003.    Over the 28 years since its founding in 1974, Learning Tree has experienced a number of periods of challenging economic conditions. Generally, Learning Tree has tried to use those periods to grow market share, so that it would be able to achieve even stronger growth during the better economic times that followed.

Predicting macroeconomic and industry-specific trends is inherently difficult, particularly given the instability of the international situation. Therefore, Learning Tree believes it is prudent to manage its business on the assumption that revenues in fiscal 2003 will continue at approximately the same levels as those in fiscal 2002, at least until the economic recovery begins. At the same time, Learning Tree intends to continue focusing on improving both the efficiency and effectiveness of its operations. If fiscal 2003 revenues remain in line with those of fiscal 2002, Learning Tree’s recently achieved improvements in operating efficiency should produce somewhat higher profitability. However, business conditions and the international situation could change for the better or the worse, causing Learning Tree to adjust its expenditures in relation to changing revenue expectations.

Other Matters

Audit Committee Financial Experts.    Learning Tree’s Board of Directors has determined that Howard A. Bain III, Chairman of Learning Tree’s Audit Committee, is a financial expert because he: (i) understands generally accepted accounting principles (“GAAP”) and financial statements, (ii) has experience applying such GAAP in the accounting for estimates, accruals, and reserves that are generally comparable to those used in Learning Tree’s financial statements, (iii) has experience preparing financial statements that present accounting issues that are generally comparable to those raised by Learning Tree’s financial statements, (iv) has experience with internal accounting controls and procedures for financial reporting, and (v) understands Audit Committee functions. In addition, Mr. Bain is independent as that term is used in section 10A(m)(3) of the Exchange Act.

Code of Ethics.    On December 4, 2002, Learning Tree’s Board of Directors adopted the “Code of Business Conduct and Ethics” for all Learning Tree employees, including its principal executive officer, principal financial officer, and principal accounting officer.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Learning Tree’s cash equivalents are diversified and consist primarily of investment grade securities of high-quality financial institutions. The fair value of Learning Tree’s portfolio of marketable securities would not be significantly impacted by either a 10 percent (15 basis point) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. Learning Tree does not hold or issue derivative financial instruments.

Learning Tree’s consolidated financial statements are prepared in U.S. dollars, while the operations of its foreign subsidiaries are conducted in their respective local currencies. Consequently, changes in exchange rates can result in exchange losses. The impact of future exchange rates on Learning Tree’s results of operations cannot be accurately predicted. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, Learning Tree may undertake such transactions. However, any hedging techniques implemented by Learning Tree might not be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99, “Risk Factors.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Learning Tree International, Inc.

We have audited the consolidated balance sheet of Learning Tree International, Inc. and subsidiaries (the “Company”) as of September 30, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of September 30, 2001, and for each of the two years in the period then ended, were audited by other auditors whose report dated November 8, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Learning Tree International, Inc. and subsidiaries as of September 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Long Beach, California
November 20, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Learning Tree International, Inc.:

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Los Angeles, California
November 8, 2001

THIS IS A COPY OF AN ACCOUNTANTS’ REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

WE WILL NOT BE ABLE TO OBTAIN THE WRITTEN CONSENT OF ARTHUR ANDERSEN LLP AS REQUIRED BY SECTION 7 OF THE SECURITIES ACT OF 1933 FOR ANY REGISTRATION STATEMENT WE MAY FILE IN THE FUTURE. ACCORDINGLY, INVESTORS WILL NOT BE ABLE TO SUE ARTHUR ANDERSEN LLP PURSUANT TO SECTION 11(a)(4) OF THE SECURITIES ACT WITH RESPECT TO ANY SUCH REGISTRATION STATEMENTS AND, THEREFORE, ULTIMATE RECOVERY ON A SUCCESSFUL CLAIM MAY BE LIMITED. THE ABILITY OF INVESTORS TO RECOVER FROM ARTHUR ANDERSEN LLP MAY ALSO BE LIMITED AS A RESULT OF ARTHUR ANDERSEN LLP’S FINANCIAL CONDITION OR OTHER MATTERS RESULTING FROM THE VARIOUS CIVIL AND CRIMINAL LAWSUITS AGAINST THAT FIRM.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$108,544,000	$96,897,000
Trade accounts receivable, less allowances of $786,000 and $908,000, respectively	15,990,000	11,522,000
Prepaid marketing expenses	2,212,000	1,648,000
Prepaid income taxes	5,155,000	5,460,000
Prepaid expenses and other	5,815,000	4,884,000

Total current assets	137,716,000	120,411,000

Equipment, property and leasehold improvements:
Education and office equipment	44,650,000	43,520,000
Transportation equipment	216,000	175,000
Property and leasehold improvements	18,914,000	20,338,000

	63,780,000	64,033,000
Less: accumulated depreciation and amortization	(35,924,000)	(40,087,000)

	27,856,000	23,946,000
Long-term interest-bearing investments	7,353,000	7,813,000
Other assets	2,050,000	1,848,000

Total assets	$174,975,000	$154,018,000

LIABILITIES
Current liabilities:
Trade accounts payable	$17,041,000	$12,134,000
Deferred revenue	61,662,000	55,868,000
Accrued payroll, benefits and related taxes	3,616,000	3,196,000
Other accrued liabilities	3,700,000	2,577,000
Income taxes payable	2,725,000	781,000

Total current liabilities	88,744,000	74,556,000

Deferred income taxes	178,000	367,000
Deferred facilities rent	1,993,000	2,365,000

Total liabilities	90,915,000	77,288,000

Commitments and contingencies

Stockholders’ equity:
Common Stock, $.0001 par value, 75,000,000 shares authorized, 18,929,000 and 18,127,000 shares issued and outstanding, respectively	2,000	2,000
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Cumulative foreign currency translation	(4,584,000)	(2,887,000)
Retained earnings	88,642,000	79,615,000

Total stockholders’ equity	84,060,000	76,730,000

Total liabilities and stockholders’ equity	$174,975,000	$154,018,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2000	2001	2002
Revenues	$224,008,000	$227,220,000	$174,161,000
Cost of revenues	80,839,000	92,805,000	79,392,000

Gross Profit	143,169,000	134,415,000	94,769,000

Operating expenses:
Course development	10,294,000	11,323,000	9,319,000
Sales and marketing	56,603,000	63,957,000	50,251,000
General and administrative	25,913,000	26,676,000	25,426,000

	92,810,000	101,956,000	84,996,000

Income from operations	50,359,000	32,459,000	9,773,000

Other income (expense):
Interest expense	(13,000)	(30,000)	(30,000)
Interest income	7,391,000	7,071,000	2,833,000
Foreign exchange	(462,000)	(496,000)	(50,000)
Other	(207,000)	(258,000)	(286,000)

	6,709,000	6,287,000	2,467,000

Income before provision for income taxes	57,068,000	38,746,000	12,240,000
Provision for income taxes	19,973,000	13,755,000	4,345,000

Net income	$37,095,000	$24,991,000	$7,895,000

Earnings per common share	$1.70	$1.21	$0.42

Earnings per common share assuming dilution	$1.65	$1.18	$0.42

Weighted average number of shares outstanding	21,771,000	20,593,000	18,763,000

Diluted shares outstanding	22,504,000	21,156,000	18,992,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Foreign Currency Translation Adjustment	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 1999	21,636,000	$2,000	$39,888,000	$(6,000)	$(1,300,000)	$47,056,000	$85,640,000
Comprehensive income:
Net income	—	—	—	—	—	37,095,000	37,095,000
Foreign currency translation	—	—	—	—	(2,707,000)	—	(2,707,000)

Comprehensive income	—	—	—	—	—	—	34,388,000
Stock option exercises	483,000	—	9,647,000	—	—	—	9,647,000
Tax benefit related to stock option exercises	—	—	3,114,000	—	—	—	3,114,000
Collections on notes receivable from stockholders	—	—	—	6,000	—	—	6,000

Balance, September 30, 2000	22,119,000	2,000	52,649,000	—	(4,007,000)	84,151,000	132,795,000
Comprehensive income:
Net income	—	—	—	—	—	24,991,000	24,991,000
Foreign currency translation	—	—	—	—	(577,000)	—	(577,000)

Comprehensive income	—	—	—	—	—	—	24,414,000
Stock repurchases	(3,473,000)	—	(58,879,000)	—	—	(20,500,000)	(79,379,000)
Stock option exercises	283,000	—	4,625,000	—	—	—	4,625,000
Tax benefit related to stock option exercises	—	—	1,605,000	—	—	—	1,605,000

Balance, September 30, 2001	18,929,000	2,000	—	—	(4,584,000)	88,642,000	84,060,000
Comprehensive income:
Net income	—	—	—	—	—	7,895,000	7,895,000
Foreign currency translation	—	—	—	—	1,697,000	—	1,697,000

Comprehensive income	—	—	—	—	—	—	9,592,000
Stock options issued for services	—	—	32,000	—	—	—	32,000
Stock repurchases	(1,104,000)	—	(4,212,000)	—	—	(16,922,000)	(21,134,000)
Stock option exercises	302,000	—	2,950,000	—	—	—	2,950,000
Tax benefit related to stock option exercises	—	—	1,230,000	—	—	—	1,230,000

Balance, September 30, 2002	18,127,000	$2,000	$—	$—	$(2,887,000)	$79,615,000	$76,730,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2000	2001	2002
Cash flows—operating activities:
Net income	$37,095,000	$24,991,000	$7,895,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,402,000	8,347,000	8,215,000
Unrealized foreign exchange losses (gains)	819,000	431,000	(469,000)
Deferred facilities rent charges	(307,000)	562,000	(406,000)
Losses on asset disposals	174,000	200,000	179,000
Change in net assets and liabilities:
Trade accounts receivable	(9,510,000)	9,475,000	4,970,000
Prepaid marketing expenses	(138,000)	(494,000)	613,000
Prepaid expenses and other	(1,531,000)	(597,000)	1,125,000
Income taxes	4,352,000	(5,376,000)	(916,000)
Trade accounts payable	2,773,000	1,859,000	(5,407,000)
Deferred revenue	18,093,000	8,859,000	(7,423,000)
Accrued payroll, benefits and related taxes	2,691,000	(2,583,000)	(373,000)
Other accrued liabilities	2,441,000	(1,850,000)	(1,471,000)

Net cash provided by operating activities	65,354,000	43,824,000	6,532,000

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(7,934,000)	(14,131,000)	(3,832,000)
Retirements of equipment and leasehold improvements	845,000	251,000	110,000
Proceeds from short-term interest-bearing investments:
Investments held to maturity	94,106,000	68,615,000	—
Investments held for sale	81,850,000	—	—
Purchases of short-term interest-bearing investments:
Investments held to maturity	(94,781,000)	(30,733,000)	—
Investments held for sale	(60,700,000)	—	—
Proceeds from long-term interest-bearing investments held to maturity	—	1,462,000	—
Other, net	(806,000)	(867,000)	836,000

Net cash provided by (used in) investing activities	12,580,000	24,597,000	(2,886,000)

Cash flows—financing activities:
Proceeds from exercise of stock options	9,647,000	4,625,000	2,950,000
Repurchases of Common Stock	—	(79,379,000)	(21,134,000)
Collections of stockholder notes receivable	6,000	—	—

Net cash provided by (used in) financing activities	9,653,000	(74,754,000)	(18,184,000)

Effects of exchange rates on cash	(4,415,000)	(1,354,000)	2,891,000

Net increase (decrease) in cash and cash equivalents	83,172,000	(7,687,000)	(11,647,000)
Cash and cash equivalents at the beginning of the period	33,059,000	116,231,000	108,544,000

Cash and cash equivalents at the end of the period	$116,231,000	$108,544,000	$96,897,000

Supplemental disclosures:
Income taxes paid	$14,218,000	$16,574,000	$7,115,000

Interest paid	$7,000	$7,000	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of the Business and Summary of Significant Accounting Policies:

a.  Nature of the Business:

Learning Tree International, Inc. and subsidiaries (the “Company”) develop, market and deliver advanced technology training courses covering a broad range of topics which are designed to meet the training needs of information technology (“IT”) professionals worldwide. These courses are delivered primarily at the Company’s leased education centers located in the United States, United Kingdom, Canada, France and Sweden. Such course events are also conducted in hotel and conference facilities, and at customer sites throughout the world. The Company provides courses that are regularly presented worldwide and cover such IT topics as client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, computer and network security, databases, software engineering, object-oriented technology, IT management, and related topics.

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

Learning Tree International Inc. (Canada)

Learning Tree International Ltd. (Hong Kong)

Advanced Technology Marketing, Inc. (U.S.)

Technology for Business and Industry, Inc. (U.S. Virgin Islands)

c.  Capital Stock:

The Company has 75,000,000 authorized shares of $.0001 par value Common Stock (“Common Stock”). In addition, the Company’s authorized capital stock includes 10,000,000 shares of $.0001 par value preferred stock (“Preferred Stock”). No shares of Preferred Stock have been issued nor have the terms, conditions or preferences for such Preferred Stock been established.

d.  Revenue Recognition:

The Company’s revenues are received from corporate and governmental agencies for the training of their employees. Course events range from three to five days with an average of approximately four days. For individual course enrollments, it is the Company’s policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events are recorded upon commencement of each course event. The difference between the Company’s revenue recognition policy and recording revenues and related course costs on a straight-line basis is inconsequential.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company offers its customers a multiple-course sales discount referred to as a “Training Passport.” A Training Passport allows an individual passport holder to attend up to a specified number of the Company’s courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in one of the Company’s courses is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses passport holders will actually attend. Upon expiration of a Training Passport, the Company records the difference, if any, between the revenues previously recognized and the Training Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events that Training Passport holders have been attending. The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by the Company. If the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted. The Company believes it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs, as the substantial majority of its Passport holders do not attend the maximum number of course events permitted under their Training Passport. The Company believes that the use of historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by the tens of thousands of Passport holders since the inception of the program in fiscal 1993. Although the Company has seen no material changes in the historical rates as the number of course titles has increased, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

The Company also offers a multiple-course sales discount referred to as “Training Vouchers.” Under the Company’s Training Vouchers, the customer buys the right to send a specified number of attendees to the Company’s courses over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. If a Training Voucher expires unused, the Company records the selling price of the expired Training Voucher as revenue.

e.  Deferred Revenues:

Deferred revenues primarily relate to unearned revenues associated with Training Passports, Training Vouchers and advance payments received from customers for course events to be held in the future.

f.  Prepaid Marketing Expenses:

Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are charged to income in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable. Marketing expenses for the fiscal years ended September 30, 2000, 2001 and 2002, were $34,544,000, $42,942,000 and $34,418,000, respectively.

g.  Course Development Costs:

Course development costs are charged to operations in the period incurred.

h.  Foreign Currency:

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

i.  Equipment, Property and Leasehold Improvements:

Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Education and office equipment	3 to 5 years
Transportation equipment	4 years
Leasehold improvements	10 years or the life of the lease, if shorter
Property	30 years

Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization and any resulting gain or loss is included in income.

j.  Intangible and Long-Lived Assets:

The Company periodically reviews the carrying value of its facilities, intangible and other long-lived assets to identify and assess any impairment of the carrying value.

k.  Facilities Leases:

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

l.  Computation of Earnings per Common Share and Assuming Dilution:

Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 733,000 shares, 563,000 shares and 229,000 shares were added to the weighted average number of shares outstanding for the fiscal years ended September 30, 2000, 2001 and 2002, respectively. Approximately 802,000 stock options and 1,302,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the fiscal years ended September 30, 2001 and 2002, respectively, because they were antidilutive.

m.  Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

n.  Recently Issued Accounting Pronouncements:

In fiscal 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Learning Tree believes that these statements will not have a material effect on its consolidated financial position or results of operations.

2.    Income Taxes:

The Company files a consolidated U.S. Federal income tax return which includes substantially all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside.

Income before provision for income taxes consists of the following:

	Fiscal Year Ended September 30,
	2000	2001	2002
Domestic	$34,185,000	$19,333,000	$8,550,000
Foreign	22,883,000	19,413,000	3,690,000

Total	$57,068,000	$38,746,000	$12,240,000

The provision for income taxes is comprised of the following:

	Fiscal Year Ended September 30,
	2000	2001	2002
Current tax provision:
U.S. Federal	$11,451,000	$6,296,000	$2,122,000
State	1,020,000	910,000	471,000
Foreign	7,320,000	6,453,000	1,563,000

	19,791,000	13,659,000	4,156,000

Deferred tax provision:
U.S. Federal	62,000	90,000	187,000
State	5,000	7,000	14,000
Foreign	115,000	(1,000)	(12,000)

	182,000	96,000	189,000

Total provision for income taxes	$19,973,000	$13,755,000	$4,345,000

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the provision for income taxes computed by applying the U.S. Federal statutory rate to the income before taxes, to the reported provision for income taxes:

	Fiscal Year Ended September 30,
	2000	2001	2002
Income taxes at the statutory rate	$19,973,000	$13,560,000	$4,284,000
Permanent differences	40,000	5,000	21,000
Effect of foreign taxes and tax credits	(710,000)	(401,000)	(266,000)
State income taxes	670,000	591,000	306,000

Total provision for income taxes	$19,973,000	$13,755,000	$4,345,000

Under SFAS No. 109 “Accounting for Income Taxes,” deferred income tax assets and liabilities arise from carryforwards and from temporary differences between the tax basis of assets and liabilities and the book basis of such assets and liabilities as reported in the financial statements. Deferred income tax assets arise from expected reductions in taxes payable in future periods. Deferred tax assets reflect management’s estimate of the amounts that will be realized from future profitability and can be predicted with reasonable certainty. Deferred income tax liabilities represent taxes the Company expects to pay in future periods.

Deferred income tax liabilities and assets consist of the following:

	As of September 30,
	2001	2002
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$543,000	$428,000
Other	287,000	415,000
Deferred tax liabilities:
Depreciation and amortization	(735,000)	(949,000)
Other	(18,000)	(18,000)

Net domestic deferred tax assets (liabilities)	77,000	(124,000)

Foreign operations:
Deferred tax assets:
Depreciation and other	(255,000)	(243,000)

Net foreign deferred tax liabilities	(255,000)	(243,000)

Net deferred tax liabilities	$(178,000)	$(367,000)

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Commitments:

The Company leases its facilities and certain equipment under various operating lease agreements which expire at various dates through 2019. The minimum future rental payments for all operating leases are as follows:

2003	$13,341,000
2004	13,308,000
2005	13,112,000
2006	12,450,000
2007	11,979,000
Thereafter	57,470,000

$121,660,000

The minimum future rental payments have not been reduced by future minimum sublease rentals of $2,802,000 due in the future under noncancelable subleases. For the years ended September 30, 2000, 2001 and 2002, rent expense was $10,238,000, $11,983,000 and $12,714,000, respectively. The agreements generally require the payment of property taxes, insurance and maintenance in addition to the minimum base rent.

4.    Stockholders’ Equity:

During fiscal 2001, the Company repurchased approximately 3,473,000 shares of its Common Stock on the open market at a total cost of approximately $79,379,000. During fiscal 2002, the Company repurchased approximately 1,104,000 shares at a total cost of approximately $21,134,000.

5.    Employee Stock Option Plan:

In March 1999, the Company and its shareholders adopted the Learning Tree International, Inc. 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan permits the grant of options to officers, employees and directors of the Company. It provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options. In March 2002, the 1999 Plan was amended to increase the number of shares of Common Stock that may be purchased under the plan from an aggregate of 1,500,000 shares to 3,964,000 shares.

In October 1995, the 1995 Stock Option Plan (the “1995 Plan”) had been adopted. The 1995 Plan generally had the same terms and conditions as the 1999 Plan. Effective with the approval of the amendment of the 1999 Plan, the Company will no longer be granting options under the 1995 Plan which had provided for options covering up to an aggregate of 2,250,000 shares of Common Stock.

The exercise price of incentive stock options granted will be greater than or equal to their fair market value at the date of grant, and the maximum term of all options may not exceed ten years. The vesting schedule and the period required for full exercisability of the stock options is at the discretion of the Board of Directors, but in no event can it be less than six months.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2000, 2001 and 2002, options were granted to certain employees under the 1999 Option Plan. The exercise price of all options granted was equal to their fair market value at the dates of the grants and the terms of the options are generally five years. The options are generally subject to a four-year vesting schedule at 25% per year on each anniversary date. Following is a summary of the options granted under the plans:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 1999	2,144,000	$16.37
Options Granted	448,000	29.19
Exercised during the year	(483,000)	19.97
Forfeited during the year	(145,000)	18.01

Outstanding at September 30, 2000	1,964,000	18.28
Options Granted	997,000	28.29
Exercised during the year	(283,000)	16.31
Forfeited during the year	(332,000)	25.87

Outstanding at September 30, 2001	2,346,000	21.70
Options Granted	667,000	22.08
Exercised during the year	(302,000)	9.75
Forfeited during the year	(591,000)	22.30

Outstanding at September 30, 2002	2,120,000	$23.36

As of September 30, 2002, the Company had 2,393,000 shares of Common Stock available for grant under the 1999 plan.

The following table summarizes stock options outstanding and exercisable at September 30, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Shares	Weighted Average Exercise Price	Average Remaining Life (Years)	Shares	Weighted Average Exercise Price
$ 6.63–16.56	614,000	$12.81	1.8	449,000	$12.03
20.92–29.50	852,000	23.20	3.9	111,000	23.56
30.25–48.50	654,000	33.48	3.0	191,000	35.19

$ 6.63–48.50	2,120,000	$23.36	3.0	751,000	$19.63

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for the stock option plans. Accordingly, no compensation cost has been recognized for options granted to employees during fiscal 2000, 2001 and 2002. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per common share would have been reduced to the pro forma amounts below:

	Fiscal Year Ended September 30,
	2000	2001	2002
Pro forma net income	$35,741,000	$23,185,000	$5,944,000
Pro forma earnings per common share	$1.64	$1.13	$0.32
Pro forma earnings per common share assuming dilution	$1.59	$1.10	$0.31

The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the years ended September 30, 2000, 2001 and 2002, with the following assumptions: risk-free interest rates of 6.0%, 5.2% and 3.1%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 63%, 69% and 55%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during fiscal 2000 was $12.51, during fiscal 2001 was $12.81 and during fiscal 2002 was $8.00.

6.    Employee Benefit Plans:

The Company has adopted a defined contribution plan for the benefit of its domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (the “Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute up to 15% of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. The Company makes contributions at a rate of 75% of elective contributions up to 4.5% of the compensation of such contributors. The Company contributed $687,000, $749,000 and $730,000 to the Plan for the fiscal years ended September 30, 2000, 2001 and 2002, respectively.

The Company has adopted similar plans for the benefit of its employees in certain of its foreign subsidiaries. Contributions to these plans are subject to various age, length of service and compensation level criteria, as well as certain limitations. For the fiscal years ended September 30, 2000, 2001 and 2002, the cost to the Company of these plans was approximately $303,000, $329,000 and $379,000, respectively.

7.    Operating Segment Information:

The Company has only one material operating segment, the design and delivery of advanced technology training courses and related services, which is managed on a geographic basis. There were no sales to any individual customers that accounted for 10% or more of revenue in fiscal 2000, 2001 or 2002.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents revenues by service:

	Fiscal Year Ended September 30,
	2000	2001	2002
Instructor-led training	$219,949,000	$227,025,000	$174,161,000
CBT courses	4,059,000	195,000	—

Consolidated revenues	$224,008,000	$227,220,000	$174,161,000

The table below presents information by geographic location:

	Fiscal Year Ended September 30,
	2000	2001	2002
Revenues:
United States	$117,117,000	$117,274,000	$87,748,000
Canada	14,011,000	13,519,000	11,462,000
United Kingdom	57,507,000	60,349,000	46,532,000
Europe—other	32,914,000	33,479,000	26,581,000
Asia	2,459,000	2,599,000	1,838,000

Consolidated revenues	$224,008,000	$227,220,000	$174,161,000

Long-lived assets:
United States		$19,292,000	$15,731,000
Canada		1,685,000	1,333,000
United Kingdom		4,225,000	3,195,000
Europe—other		3,476,000	4,353,000
Asia		182,000	148,000

Consolidated long-lived assets		$28,860,000	$24,760,000

Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.

8.    Valuation and Qualifying Accounts:

Activity with respect to the Company’s allowance for doubtful accounts receivable is summarized as follows:

	Fiscal Year Ended September 30,
	2000	2001	2002
Beginning balance	$743,000	$499,000	$786,000
Charged to expense	198,000	637,000	411,000
Amounts written off	(442,000)	(350,000)	(289,000)

Ending balance	$499,000	$786,000	$908,000

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Cash, Cash Equivalents and Interest-Bearing Investments:

Cash Equivalents—

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cost approximates market value for the Company’s cash equivalents.

Short-Term Interest-Bearing Investments—

The Company accounts for its investments in accordance with SFAS 115. Investments held to maturity mature between one and twelve months and are reported at amortized cost. The Company had no short-term interest-bearing investments in fiscal 2002.

Long-Term Interest-Bearing Investments—

        Included in the balance of long-term interest-bearing investments is $7,813,000 (5,000,000 British Pounds) which has been pledged to secure the Company’s obligation under a lease for certain education center facilities in the United Kingdom. The terms of the lease require the Company to pledge a cash deposit or provide a letter of credit for the same amount as collateral for its obligations thereunder. The investment is carried at cost, which approximates market value. The Company receives interest earned by the cash deposit. The required level of the cash deposit or letter of credit will decline if certain financial ratios have been met.

10.    Related Party Transactions:

In September 2000, Dr. David Collins, the Company’s Chief Executive Officer, Eric Garen the Company’s President, and certain of their related entities, sold an aggregate of 3,000,000 shares of Common Stock of the Company. In connection with the transaction, the Company made standard representations and warranties, and agreed to certain covenants (including the filing of a registration statement on Form S-3) which are typical in transactions of this type. The selling shareholders reimbursed the Company for its costs in connection with the transaction or registration statement and agreed to indemnify the Company against any claims based on or related to the transaction or the registration statement.

In October 1995, the Company entered into employment agreements with the Chief Executive Officer and President of the Company, each for an initial period of three years. Since October 1995, the agreements have periodically been amended and extended. In October 2001, the Company entered into a new employment agreement with the President of the Company for a period of one year. In September 2002, the employment agreement with the President of the Company was amended and extended until September 30, 2003. In September 2002, the employment agreement with the Chief Executive Officer was amended and extended until September 30, 2004.

During fiscal 2000 and 2001, the Company paid $182,000 and $170,000, respectively, for legal services performed by Guth | Christopher LLP, a law firm in which one the firm’s partners was a Director of the Company until June 2001. During fiscal 2000, the Company paid $161,000 for financial consulting services to M. Kane & Company, Inc. The president of M. Kane & Company, Inc. is a Director of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

A change in independent auditors from Arthur Andersen LLP to Ernst & Young LLP was reported in a current report dated April 5, 2002.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides biographical information regarding the directors and executive officers of Learning Tree as of September 30, 2002. All other information regarding directors and executive officers of Learning Tree required by this item is incorporated by reference to the section entitled “Executive Officers of the Registrant” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders.

Name	Age	Title
David C. Collins	61	Chairman of the Board of Directors and Chief Executive Officer
Eric R. Garen	55	President and Director
Nicholas R. Schacht	43	Chief Operating Officer
Gary R. Wright	45	Chief Financial Officer and Secretary
Mary C. Adams	46	Vice President Administration and Investor Relations, and Assistant Secretary
W. Mathew Juechter(1)	69	Director
Michael W. Kane(1)	51	Director
Howard A. Bain III(2)	56	Director

(1)	Member of the Audit Committee and the Compensation Committee.
(2)	Member of the Audit Committee.

Dr. Collins, a co-founder of Learning Tree, has been Chairman of the Board and Chief Executive Officer since Learning Tree began operations in August, 1974. Dr. Collins has a Bachelor of Science degree (with distinction) in Electrical Engineering from Stanford University, and Masters and Ph.D. degrees in Electrical Engineering from the University of Southern California.

Mr. Garen, a co-founder of Learning Tree, has served as President and as Executive Vice President of Learning Tree since Learning Tree’s business began in 1974. Mr. Garen holds a Bachelor of Science degree in Electrical Engineering from the California Institute of Technology and a Masters degree in Computer Science from the University of Southern California, earning both degrees with honors.

Mr. Schacht has been Chief Operating Officer of Learning Tree since September 2002. He was president of Global Learning Systems from 1999 to 2002, Group President for the Institute for International Research from 1998 to 1999, and held a variety of positions with ESI International from 1989 to 1998, culminating as its President. From 1987 to 1989, Mr. Schacht was a Research Fellow with Logistics Management Institute, and from 1981 to 1987, he was a U.S. Naval officer. Mr. Schacht holds a B.S. degree with honors from the U.S. Naval Academy, a Master’s degree in General Administration from the University of Maryland, and a Master of Science degree from The George Washington University.

Mr. Wright has been Vice President, Chief Financial Officer of Learning Tree since January 1995, and from January 1990 to that time he was Corporate Controller of Learning Tree. From April 1983 to January 1990, Mr. Wright was employed by The Flying Tiger Line, Inc. and its parent company, Tiger International, Inc., a publicly-held transportation company, where he held a variety of financial executive positions, including Assistant Controller and Director of Financial Reporting. Prior to April 1983, Mr. Wright worked at the public accounting firm of Arthur Andersen LLP. Mr. Wright is a certified public accountant. Mr. Wright became a Director of Learning Tree in December 1999. Mr. Wright resigned as a Director of Learning Tree in September 2002.

Ms. Adams has served as Vice President, Administration and Investor Relations since September 1995. She began her association with Learning Tree in September 1975 and has held a variety of key positions in Learning Tree. Ms. Adams is also the President of Advanced Technology Marketing, Inc., a wholly owned subsidiary of Learning Tree. Ms. Adams became a Director of Learning Tree in December 1999. Ms. Adams resigned as a Director of Learning Tree in September 2002.

Mr. Juechter has been a director of Learning Tree since June 1987. He is President and Chief Executive Officer of IRA, Inc., a management consulting company that works primarily in the areas of strategy, structure and executive development. From 1991 to 1999, he was Chief Executive Officer of ARC International Ltd., a management consulting and training company. From 1986 to 1991, Mr. Juechter was Managing Director of IRA, Inc. in St. Paul, Minnesota. Mr. Juechter served as President and Chief Executive Officer of Wilson Learning Corp., a multi-national training organization, from 1977 to 1986. From 1989 to 1997, he also was President of the Board of Governors of the American Society for Training and Development (ASTD). Mr. Juechter is a graduate of Boston University and Harvard Business School.

Dr. Kane has served as a director of Learning Tree since February 1995. Since 1991, he has served as President and Chief Executive Officer of M. Kane & Company, Inc., an investment banking firm focusing primarily on technology companies. From 1987 to 1991, he was an investment banker with, respectively, L.F. Rothschild & Co., Inc. and Oppenheimer & Co., Inc. From 1984 to 1987, Dr. Kane practiced corporate and securities law with the law firm of Irell & Manella and, prior to that, he was a Project Leader in the Systems Sciences Department of The Rand Corporation. Dr. Kane also serves on the Board of Directors of Myers Industries, Inc., a NYSE listed company that is an international manufacturer of polymer products for industrial, agricultural, automotive, commercial and consumer markets. Dr. Kane earned a Bachelor of Arts degree in Political Science from the University of Wisconsin-Madison and a Master’s degree in International Relations, a Ph.D. degree in Political Science and a J.D. degree from the University of California, Los Angeles.

Mr. Bain has served as a director of Learning Tree since June 2001. He has been Chief Financial Officer of Portal Software (NASDAQ: PRSF), a developer of customer management and billing software for communications and content service providers, since August 2001. Prior to joining Portal, Mr. Bain held CFO positions at Vicinity Corporation (NASDAQ: VCNT) in 2000, Informix (NASDAQ: IFMX) from 1999 to 2000, and Symantec Corporation (NASDAQ: SYMC) from 1991 to 1999. He has additional experience in various technology companies in the areas of semiconductor manufacturing equipment; semiconductor BiCMOS SRAMs; laser-based large screen projection systems; and disk drives. He has also held senior financial and accounting management positions with Fairchild Camera and Instrument Corporation and as a consultant with Arthur Andersen LLP. Mr. Bain is a certified public accountant and holds a B.S. in Business from California Polytechnic University.

David C. Collins and Mary C. Adams are married. There are no other family relationships among any of the directors or executive officers of Learning Tree.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding compensation of executive officers of Learning Tree required by this item is incorporated by reference to the section entitled “Executive Compensation” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding the security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled “Certain Transactions” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders.

ITEM 14.	CONTROLS AND PROCEDURES

Learning Tree International, Inc. (“Learning Tree”) maintains disclosure controls and procedures designed to ensure that it is able to timely collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission. Within 90 days prior to the date of this report, Learning Tree carried out an evaluation of the effectiveness of the design and operation of Learning Tree’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. The evaluation was conducted under the supervision of, and with the participation of Learning Tree’s management including Learning Tree’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, subject to the limitations noted below, Learning Tree’s CEO and CFO concluded that Learning Tree’s disclosure controls and procedures are effective in timely alerting them to material information relating to Learning Tree (including its consolidated subsidiaries) required to be included in Learning Tree’s periodic filings with the Securities and Exchange Commission.

Learning Tree also maintains a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with management’s general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management’s general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. Subject to the limitations noted below, Learning Tree believes that its internal controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with generally accepted accounting principles.

Since the most recent evaluation of Learning Tree’s internal controls by Learning Tree’s CEO and CFO, there have been no significant changes in Learning Tree’s internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Learning Tree’s management, including its CEO and CFO, does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Learning Tree have been detected. These inherent limitations include the reality that judgments and decisions can be wrong, although made in good faith in light of the information available at the time, and that breakdowns can result from inadvertent errors or mistakes or by management override of the controls. Additionally, controls can be disrupted and circumvented by the bad faith acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future circumstances. To maintain adequate and efficient controls, over time, Learning Tree’s CEO and CFO periodically review the Company’s internal and disclosure controls with other members of the Company’s management and update controls and systems as needed.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)  Reports on Form 8-K

There were no reports on Form 8-K during the three-month period ended September 30, 2002.

(c)  Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	By-Laws of the Registrant*

4.1	Specimen of Common Stock Certificate**

10.1	Amendment to Employment Agreement dated as of October 1, 1995 (previously filed**) between Learning Tree International, Inc. and Dr. David C. Collins

10.2	Amendment to Employment Agreement dated as of October 1, 2001 (previously filed*****) between Learning Tree International, Inc. and Eric R. Garen

10.4	Employment Agreement dated as of February 1978, as amended, between Learning Tree International, Inc. and Mary C. Adams**

10.6	Employment Agreement dated as of January 8, 1990, as amended, between Learning Tree International, Inc. and Gary R. Wright**

10.7	Form of Training Advantage Agreement*

10.8	1995 Stock Option Plan dated as of September 29, 1995**

10.9	Employment Agreement dated as of September 23, 2002, between Learning Tree International, Inc. and Nicholas R. Schacht

10.10	1999 Stock Option Plan dated as of January 29, 1999***

10.11	Reimbursement and Indemnification Agreement dated as of September 15, 2000, between Learning Tree International, Inc. and David Collins, Eric Garen and related entities****

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

23.2	Consent of Arthur Andersen LLP (copy of previously issued Consent)

99.1	Risk Factors

99.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Learning Tree International Code of Business Conduct and Ethics

*	Previously filed on October 6, 1995.
**	Previously filed on November 13, 1995.
***	Previously filed on January 29, 1999.
****	Previously filed on December 15, 2000.
*****	Previously filed on December 21, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 16th day of December, 2002.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ DAVID C. COLLINS, PH.D.
Name: David C. Collins, Ph.D.
Title: Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. COLLINS, PH.D. David C. Collins, Ph.D.	Chairman of the Board and Chief Executive Officer (principal executive officer)	December 16, 2002

/s/ ERIC R. GAREN Eric R. Garen	President and Director	December 16, 2002

/s/ GARY R. WRIGHT Gary R. Wright	Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	December 16, 2002

/s/ W. MATHEW JUECHTER W. Mathew Juechter	Director	December 16, 2002

/s/ MICHAEL W. KANE, PH.D. Michael W. Kane, Ph.D.	Director	December 16, 2002

/s/ HOWARD A. BAIN III Howard A. Bain III	Director	December 16, 2002

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
BY PRINCIPAL EXECUTIVE OFFICER
REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, David C. Collins, certify that:

1.	I have reviewed this annual report on Form 10-K of Learning Tree International, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ DAVID C. COLLINS
David C. Collins Chief Executive Officer (Principal Executive Officer)

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
BY PRINCIPAL FINANCIAL OFFICER
REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Gary R. Wright, certify that:

1.	I have reviewed this annual report on Form 10-K of Learning Tree International, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ GARY R. WRIGHT
Gary R. Wright Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)