Form 10-Q
period 2002-12-31
LEARNING TREE INTERNATIONAL INC
filed 2003-02-12
CIK 1002037

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2002

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ___________

Commission file number 0-27248

Learning Tree International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

6053 West Century Boulevard, Los Angeles, CA 90045

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (310) 417-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares of common stock, $.0001 par value, outstanding as of February 3, 2003, is 17,388,008 shares.

Total number of pages     21

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q

December 31, 2002

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,463,000	$96,897,000
Trade accounts receivable, net	11,511,000	11,522,000
Prepaid marketing expenses	954,000	1,648,000
Prepaid income taxes	3,754,000	5,460,000
Prepaid expenses and other	4,238,000	4,884,000

Total current assets	109,920,000	120,411,000

Equipment, property and leasehold improvements, net	22,667,000	23,946,000
Long-term interest-bearing investments	8,065,000	7,813,000
Other assets	1,896,000	1,848,000

Total assets	$142,548,000	$154,018,000

LIABILITIES
Current liabilities:
Trade accounts payable	$8,953,000	$12,134,000
Deferred revenue	53,424,000	55,868,000
Accrued liabilities	6,211,000	5,773,000
Income taxes payable	672,000	781,000

Total current liabilities	69,260,000	74,556,000

Deferred income taxes	366,000	367,000
Deferred facilities rent	2,404,000	2,365,000

Total liabilities	72,030,000	77,288,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value, 75,000,000 shares authorized, 17,388,000 and 18,127,000 shares issued and outstanding, respectively	2,000	2,000
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Cumulative foreign currency translation	(1,898,000)	(2,887,000)
Retained earnings	72,414,000	79,615,000

Total stockholders’ equity	70,518,000	76,730,000

Total liabilities and stockholders’ equity	$142,548,000	$154,018,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,

	2002	2001

Revenues	$41,759,000	$47,171,000
Cost of revenues	18,888,000	20,992,000

Gross profit	22,871,000	26,179,000

Operating expenses:
Course development	2,075,000	2,490,000
Sales and marketing	10,006,000	13,025,000
General and administrative	6,196,000	6,775,000

	18,277,000	22,290,000

Income from operations	4,594,000	3,889,000

Other income (expense):
Interest expense	(3,000)	(4,000)
Interest income	564,000	827,000
Foreign exchange	64,000	(251,000)
Other	5,000	(20,000)

	630,000	552,000

Income before provision for income taxes	5,224,000	4,441,000
Provision for income taxes	1,855,000	1,576,000

Net income	$3,369,000	$2,865,000

Earnings per common share	$0.19	$0.15

Earnings per common share assuming dilution	$0.19	$0.15

Weighted average number of shares outstanding	17,748,000	18,916,000

Diluted shares outstanding	17,825,000	19,245,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			ADDITIONAL PAID-IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	RETAINED EARNINGS	TOTAL STOCKHOLDERS’ EQUITY
	COMMON STOCK

	SHARES	AMOUNT

Balance, September 30, 2001	18,929,000	$2,000	$—	$(4,584,000)	$88,642,000	$84,060,000
Comprehensive income:
Net income	—	—	—	—	2,865,000	2,865,000
Foreign currency translation	—	—	—	(245,000)	—	(245,000)

Comprehensive income						2,620,000
Stock repurchases	(74,000)	—	(8,000)	—	(1,504,000)	(1,512,000)
Stock option exercises	116,000	—	1,572,000	—	—	1,572,000
Tax benefit related to stock option exercises	—	—	326,000	—	—	326,000

Balance, December 30, 2001	18,971,000	$2,000	$1,890,000	$(4,829,000)	$90,003,000	$87,066,000

Balance, September 30, 2002	18,127,000	$2,000	$—	$(2,887,000)	$79,615,000	$76,730,000
Comprehensive income:
Net income	—	—	—	—	3,369,000	3,369,000
Foreign currency translation	—	—	—	989,000	—	989,000

Comprehensive income						4,358,000
Stock options issued for services	—	—	5,000	—	—	5,000
Stock repurchases	(746,000)	—	(96,000)	—	(10,570,00)	(10,666,000)
Stock option exercises	7,000	—	80,000	—	—	80,000
Tax benefit related to stock option exercises	—	—	11,000	—	—	11,000

Balance, December 30, 2002	17,388,000	$2,000	$—	$(1,898,000)	$72,414,000	$70,518,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31,

	2002	2001

Cash flows--operating activities:
Net income	$3,369,000	$2,865,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,989,000	2,165,000
Unrealized foreign exchange (gains) losses	(149,000)	209,000
(Gains) losses on disposals of equipment and leasehold improvements	(5,000)	3,000
Deferred facilities rent charges	(21,000)	(62,000)
Change in net assets and liabilities:
Trade accounts receivable	358,000	438,000
Prepaid marketing expenses	719,000	510,000
Prepaid expenses and other	747,000	(446,000)
Income taxes	1,610,000	314,000
Trade accounts payable	(3,416,000)	(5,049,000)
Deferred revenue	(3,300,000)	(2,221,000)
Other accrued liabilities	303,000	579,000

Net cash provided by (used in) operating activities	2,204,000	(695,000)

Cash flows--investing activities:
Purchases of equipment, property and leasehold improvements	(417,000)	(1,079,000)
Retirements of equipment and leasehold improvements	70,000	18,000
Other, net	29,000	17,000

Net cash used in investing activities	(318,000)	(1,044,000)

Cash flows--financing activities:
Proceeds from exercise of stock options	80,000	1,572,000
Repurchases of Common Stock	(10,666,000)	(1,512,000)

Net cash provided by (used in) financing activities	(10,586,000)	60,000

Effects of exchange rates on cash	1,266,000	(387,000)

Net decrease in cash and cash equivalents	(7,434,000)	(2,066,000)
Cash and cash equivalents at the beginning of the period	96,897,000	108,544,000

Cash and cash equivalents at the end of the period	$89,463,000	$106,478,000

Supplemental disclosures:
Income taxes paid	$785,000	$1,341,000

Interest paid	$—	$—

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1  Operations and Significant Accounting Policies:

     The accompanying condensed consolidated financial statements have been prepared by Learning Tree International, Inc. (“Learning Tree”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations.  The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2002 that are contained in Learning Tree’s 2002 Annual Report on Form 10-K.  Learning Tree’s business is subject to substantial risk and fluctuations in earnings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 2  Computation of Earnings per Common Share and Earnings per Common Share Assuming Dilution:

     Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period.  Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method.  To calculate the number of diluted shares outstanding, 329,000 shares and 77,000 shares were added to the weighted average number of shares outstanding for the three month periods ended December 31, 2001 and 2002, respectively.  Approximately 1,309,000 and 1,711,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the first quarters of fiscal 2002 and 2003, respectively, because they were antidilutive.

Note 3  Repurchase of Company Stock:

     During the first quarter of fiscal 2003, Learning Tree repurchased approximately 746,500 shares of its Common Stock on the open market at a total cost of $10,666,000.  Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for historical statements and discussions, this discussion consists of “forward-looking statements.”  The words “anticipate,” “estimate,” “project,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements.  Please do not put undue reliance on forward-looking statements.  Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties.  Many, but not all, of these factors and assumptions are identified in Exhibit 99.1, “Risk Factors” to Learning Tree International, Inc.’s (“Learning Tree’s”) 2002 Annual Report on Form 10-K (“Exhibit 99.1”).  Although Learning Tree believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true.  Accordingly, Learning Tree’s actual results will differ from those suggested by any forward-looking statement, and those differences could be material.  Factors that could cause or contribute to such differences include, among others, those factors included in Exhibit 99.1, as well as those discussed in other places in Learning Tree’s filings with the Securities and Exchange Commission.  For example, actual results could differ materially from those projected as a result of Learning Tree’s dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of e-learning either by Learning Tree or its competitors; the impact of competition and pricing pressures; Learning Tree’s ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree’s ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism and other external events.  Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove to be incorrect, Learning Tree’s actual results may vary materially from those anticipated, estimated, expected or projected.  In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct.  Learning Tree does not undertake any obligation to update forward-looking statements.

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

     Learning Tree offers a broad, proprietary library of intensive four- and five-day courses, comprising 146 different course titles representing over 3,700 hours of training at December 31, 2002.  Learning Tree courses focus on client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, computer and network security, databases, software engineering, object-oriented technology and IT management.

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

Learning Tree’s courses are recommended for one or two semester hours of college credit by the American Council on Education, and are accepted for college credit at the University of Phoenix.  Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

     Learning Tree has been engaged in limited development and testing of Internet-based e-learning course formats and packages.  However, Learning Tree has been unable to find what it believes could be a profitable and sustainable e-learning business model.  As a result, Learning Tree has suspended its already modest e-learning research and development activity.

Results of Operations
     In the first quarter of fiscal 2003, Learning Tree’s revenues decreased by 11% to $41.8 million from $47.2 million for the corresponding quarter of fiscal 2002.  Income from operations for the first quarter of fiscal 2003 was $4.6 million versus $3.9 million for the same quarter of fiscal 2002.  Net income for the first quarter of fiscal 2003 was $3.4 million compared to $2.9 million in the first quarter of fiscal 2002.

     Revenues.  The decrease in Learning Tree’s revenues in the first quarter of fiscal 2003 is primarily due to a decline in the number of course participants.  During the first quarter of fiscal 2003, Learning Tree trained 25,765 course participants, a 16% decrease from the prior year’s 30,843 course participants.  Learning Tree believes that the decrease in course participants continues to reflect the slowdown in the IT industry and the overall economy, which has resulted in more cautious spending on IT training.

     For the first quarter of fiscal 2003, revenues reflect a 6% increase in average revenue per attendee.  Approximately 4% of the improvement was due to changes in foreign exchange rates.  The remaining increase was primarily due to an increase in the proportion of course participants attending single courses and using Training Vouchers compared to those using Training Passports which have a greater discount.

     Cost of Revenues.  Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.  Learning Tree has structured its business so that the majority of its course costs are variable and depend primarily upon the number of course events conducted.  Learning Tree schedules its course events throughout the year based on its assessment of demand.  Since Learning Tree’s instructors typically work full-time in the IT industry and teach Learning Tree course events as needed, Learning Tree’s instructor-related costs are largely variable.  Learning Tree’s expenses associated with its own education centers are largely fixed.  However, Learning Tree can moderate its overall facility expenses to some extent by varying its use of rented hotel and conference facilities.

     During the first quarter of fiscal 2003, the cost of revenues increased to 45.2% of revenues compared to 44.5% in the first quarter of fiscal 2002.

     Changes in foreign exchange rates increased cost of revenues by approximately 4% in the first quarter of fiscal 2003.  However, these changes did not materially affect the gross margin percentage since changes in exchange rates also increased first quarter revenues by a similar percentage.

     Excluding the impact of changes in exchange rates, the change in cost of revenues as a percentage of revenues reflects a 3% decrease in average revenue per event, partially offset by a 1% reduction in the average cost per event.  The 3% decrease in average revenue per event reflects a lower average number of attendees per event, partially offset by the aforementioned increase in average revenue per attendee.

Learning Tree believes that the decrease in the average number of attendees per event primarily reflects the impact of current economic conditions, which lowered Learning Tree’s overall attendance rate.  The 1% decrease in average cost per event results from the cost reduction and control measures that Learning Tree has taken.  These savings were partially offset by the impact of lower utilization of Learning Tree’s education centers and other fixed costs which were spread over fewer events.

     The cost of revenues for the first quarter of fiscal 2003 was $18.9 million compared to $21.0 million for the same quarter of fiscal 2002.  This primarily reflects a 12% decrease in the number of course events conducted during the first quarter of fiscal 2003, as well as Learning Tree’s cost control and reduction measures.  These savings were partially offset by the impact of foreign exchange rate changes.  During the first quarter of fiscal 2003, Learning Tree presented 1,921 events compared to 2,190 events during the same period in fiscal 2002.

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

     In the first quarter of fiscal 2003, course development expenses were 5.0% of revenue compared to 5.3% for the same quarter of fiscal 2002.  This reflects a reduction in absolute expenditures on course development, which more than offset the effect of the decline in revenues for the quarter.  The reduction in course development expenses primarily reflects reduced compensation, travel and author-related expenses.  Course development expenses decreased 17% to $2.1 million for the first quarter of fiscal 2003 from $2.5 million for the same period last year.

     Learning Tree has recently released additional course titles on topics such as .NET development, Java programming and Crystal reports.  At the end of December 31, 2002, Learning Tree offered 146 course titles compared to 166 a year ago.  During the first quarter of 2003, Learning Tree introduced three new titles and retired fifteen old titles.  In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content.

     During the second quarter of fiscal 2003, Learning Tree expects to have approximately 148 course titles.  The actual number of course titles which Learning Tree will execute, and their delivery dates, are subject to the rate of new technological developments and perceived customer demand.  Thus Learning Tree may or may not develop more titles than it retires in any period.  Course development costs may increase in the future if Learning Tree expands its course library.

     Sales and Marketing Expenses.  Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

     For the first quarter of fiscal 2003, sales and marketing expenses were 24.0% of revenue compared to 27.6% in the first quarter of fiscal 2002.  This improvement resulted from a 23% reduction in sales and marketing expenditures to $10.0 million in the first quarter of fiscal 2003 from $13.0 million for the same period last year, which more than offset the effect of the decline in revenues for the quarter.  The reduction in sales and marketing expenses primarily reflects the results of initiatives to adjust marketing expenditures and sales staffing based on current operating levels, in addition to lower selling commissions.  Learning Tree generally has the ability to adjust its expenditures for sales and marketing depending on its expectations of future customer demand, market conditions, strategic objectives and other factors.  However, if Learning Tree’s expectations prove to be wrong, any significant revenue shortfall would have a material adverse effect on Learning Tree’s results of operations.

     General and Administrative Expenses.  As a percentage of revenue, general and administrative costs increased to 14.8% in the first quarter of fiscal 2003 from 14.4% in the corresponding period of fiscal 2002.  This increase was a result of the effect of lower revenues, partially offset by an absolute reduction in general and administrative expenses.  General and administrative expenses decreased in the first quarter of fiscal 2003 by 9% to $6.2 million compared to $6.8 million in the same quarter of fiscal 2002.  The decrease in general and administrative expenses primarily reflects Learning Tree’s cost reduction and control measures, including reduced staffing levels, partially offset by the effects of pay rate increases for non-managerial staff.

     Other Income (Expense).  Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses.  In the first quarter of fiscal 2003, other income (expense) increased to $630,000 of income from $552,000 for the corresponding quarter in fiscal 2002 primarily because of the favorable impact of changes in exchange rates, partially offset by a decrease in interest income.

     Learning Tree recorded foreign exchange gains of $64,000 in the first quarter of fiscal 2003 compared to foreign exchange losses of $251,000 in the first quarter of fiscal 2002.  These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

     Interest income declined to $564,000 from $827,000 in the same period of the prior fiscal year.  The decrease in interest income is primarily due to lower interest rates, as well as a decline in Learning Tree’s cash balances.  Learning Tree’s cash balances declined as a result of repurchases of its Common Stock, partially offset by cash from operations.

     Income Taxes.  In the first quarter of fiscal 2003, the provision for income taxes increased $279,000 to $1.9 million compared to $1.6 million for the same quarter of fiscal 2002.  The increase in the income tax provision reflects the increase in taxable income.

Fluctuations in Quarterly Results
     Historically, Learning Tree’s quarterly operating results have fluctuated, and that is expected to continue in the future.  The fluctuations may be caused by many factors such as the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, timely delivery, frequency and size of, and response to Learning Tree’s direct mail marketing and advertising campaigns; the timing of the introduction of new course titles; the mix between course events held at customer sites and course events held in Learning Tree’s education centers and hotels; competitive forces within current and anticipated future markets served by Learning Tree; Learning Tree’s ability to attract customers and meet their expectations; currency fluctuations and other risks inherent in international operations; natural disasters, external strikes, acts of war or terrorism, and other external factors; and general economic conditions and industry-specific slowdowns.  Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of Learning Tree’s spending on development and marketing of its courses and receiving revenues from its customers.

     Learning Tree’s quarterly revenues and income typically reflect seasonal patterns.  Generally, Learning Tree’s revenue and operating income are greater in the second half of its fiscal year (April through September) than in the first half (October through March).  This is due in large part to seasonal spending patterns of Learning Tree’s customers, which are affected by, among other things, matters such as their budgetary considerations; factors specific to their business or industry; and weather, holiday and vacation considerations.  However, the effects of periods of rapid acceleration or deceleration of revenues can offset these seasonal effects.  There can be no assurance that these seasonal factors or their effects will remain in the future.

Liquidity and Capital Resources
     Cash and cash equivalents decreased to $89.5 million at December 31, 2002 from $96.9 million at September 30, 2002.  The decrease in cash and cash equivalents reflects repurchases of Learning Tree’s Common Stock, partly offset by cash from operations.

     During the first quarter of fiscal 2003, Learning Tree repurchased approximately 746,500 shares of its Common Stock for approximately $10.7 million.  Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

     Cash provided by operations for the first quarter of fiscal 2003 was $2.2 million compared to cash used in operations of $695,000 in the first quarter of fiscal 2002.  However, in the first quarter last fiscal year, cash from operations was reduced by the payment of approximately $2.7 million for stock that had been repurchased at the end of fiscal 2001.  After eliminating the effect of these stock repurchases on accounts payable at the end of fiscal 2001, cash provided by operations in the first quarter of fiscal 2002 was approximately $2.0 million compared to $2.2 million in the first quarter this fiscal year.  The increase in fiscal 2003 primarily reflects the changes in profitability, partially offset by reductions in advance payments by customers for future courses.  At December 31, 2002, Learning Tree had working capital of $40.7 million.

     During the first quarter of fiscal 2003, Learning Tree invested $417,000 in equipment and facilities compared to $1.1 million in the same period of fiscal 2002.  The investments in the current year primarily relate to purchases of course equipment.  The higher level of investments during the prior year was primarily related to purchases of course equipment and the build-out of a second education center in Paris, France which opened in the third quarter of fiscal 2002.  Although Learning Tree expects to continue to invest in additional equipment in fiscal 2003, as of December 31, 2002, Learning Tree had no other material future purchase obligations, capital commitments or debt.  Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

Critical Accounting Policies
     Management’s discussion and analysis of Learning Tree’s financial condition and results of operations is based upon Learning Tree’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The following list of critical accounting policies is not intended to be a comprehensive list of all of Learning Tree’s accounting policies.  Learning Tree’s significant accounting policies are more fully described in Learning Tree’s 2002 Annual Report on Form 10-K in

Note 1 of the “Notes to Consolidated Financial Statements.”  The following represents a summary of Learning Tree’s critical accounting policies, defined as those policies that Learning Tree believes are the most important to the portrayal of Learning Tree’s financial condition and results of operations, and/or require management’s significant judgments and estimates.

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

     Learning Tree offers its customers a multiple-course sales discount referred to as a Training Passport.  A Training Passport allows an individual passport holder to attend up to a specified number of Learning Tree courses over a one-year period for a fixed price.  For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses passport holders will actually attend.  Upon expiration of a Training Passport, Learning Tree records the difference, if any, between the revenues previously recognized and the Training Passport selling price.  The estimated attendance rate is based upon the historical experience of the average actual number of course events that Training Passport holders have been attending.  The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by Learning Tree.  If the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted.  Learning Tree believes it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs, as the substantial majority of its Passport holders do not attend the maximum number of course events permitted under their Training Passport.  Learning Tree believes that the use of historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by the tens of thousands of Passport holders since the inception of the program in fiscal 1993.  Although Learning Tree has seen no material changes in the historical rates as the number of course titles has changed, it monitors such potential effects.  In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future.  These estimates could differ in the near term from amounts used in arriving at the reported revenue.

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

     Foreign Currency. Learning Tree translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation.”  The rates of exchange at the end of each reporting period are used for translating the balance sheets and the average monthly rates of exchange for each reporting period are used for the statements of operations.  Gains or losses arising from the translation of the foreign subsidiaries’ financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders’ equity.  Gains or losses resulting from foreign currency transactions are included in Learning Tree’s consolidated statements of operations.

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

     Income Taxes.  Learning Tree applies SFAS No. 109 “Accounting for Income Taxes,” in accounting for income taxes.  Under SFAS No. 109, deferred income tax assets and liabilities arise from carryforwards and from temporary differences between the tax basis of assets and liabilities and the book basis of such assets and liabilities as reported in the financial statements.  Deferred income tax assets arise from expected reductions in taxes payable in future periods.  Deferred tax assets reflect management’s estimate of the amounts that will be realized from future profitability and can be predicted with reasonable certainty.  Deferred income tax liabilities represent taxes Learning Tree expects to pay in future periods.

Outlook For Fiscal 2003
     Throughout this document, there have been various forward-looking statements.  However, this entire section should be treated as forward-looking and subject to various risks and uncertainties, including those detailed from time to time in Learning Tree’s filings with the Securities and Exchange Commission, including Learning Tree’s 2002 Annual Report on Form 10-K and in Exhibit 99.1, “Risk Factors.”  As economic and market conditions change during fiscal 2003, Learning Tree’s future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

     Backlog.  At December 31, 2002, Learning Tree had a backlog of orders for its courses of approximately $25.5 million, which represented approximately a 2% decrease compared to the backlog at December 31, 2001.  Only a portion of Learning Tree’s backlog is funded.  There can be no assurance that orders comprising the backlog will be realized as revenue.

     Recent Trends.  Learning Tree believes that its business will continue to be influenced by world events, by the economy and by spending trends in the corporate marketplace for IT.  The timing of a recovery in spending on IT remains uncertain and Learning Tree has yet to see any discernable improvement in demand from its customers.  Therefore, Learning Tree continues to believe that until the IT industry begins to improve, it is prudent to operate its business based on an assumption that future quarterly revenues could continue at lower levels than in the equivalent periods last year.

     Based upon Learning Tree’s assessment of the current market conditions, it expects to continue to manage worldwide staffing levels to reflect current revenue expectations, and to refine its marketing programs with the goal of achieving continued improvements in effectiveness and reduced costs.  In addition, Learning Tree plans to continue its efforts to improve its procedures for course scheduling with the goal of improving attendees per event, and thus revenue per event, at its courses.  Learning Tree hopes that the results of its most recent efforts in course scheduling will begin to take effect during the final weeks of the second fiscal quarter.

     Learning Tree is also continuing its efforts to enhance quality levels even further in its core strengths: its expert instructors, its proprietary content library, its state-of-the-art classrooms and its worldwide course delivery systems.  During Learning Tree’s first quarter of fiscal 2003, the evaluations by its course participants of the quality of its instructors and courses continued to establish new record levels.

     Learning Tree believes that the threat of war with Iraq may have already exacerbated the effects of the slowdown in the IT industry and the overall economy to some degree.  Should war actually ensue, it could adversely affect the economy, disrupt Learning Tree’s operations, or cause some companies or government organizations to defer IT training.  It is difficult to predict the extent to which this would affect Learning Tree’s revenue and operating results, and accordingly, the effects of an actual war have not been factored into the discussion that follows.

     Effect of Exchange Rates.  Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars, and fluctuations in exchange rates will impact future revenues and expenses when translated into dollars.  If current exchange rates remain stable through the remainder of fiscal 2003, revenues would be favorably impacted by approximately 8% in the second quarter and approximately 5% for the full fiscal year compared to the corresponding periods in fiscal 2002.  Conversely, foreign currency denominated expenses would be unfavorably impacted by similar percentages in these periods.

     Second Quarter 2003 Revenues.  A number of factors may influence Learning Tree’s revenues in the second fiscal quarter ending March 31, 2003.  These include the following:

•

At December 31, 2002, Learning Tree’s backlog of approximately $25.5 million was approximately 2% lower than at December 31, 2001.  A month later, at January 31, 2003, Learning Tree’s overall backlog of approximately $29.7 million was approximately the same as it was at January 31, 2002.  Also at January 31, 2003, revenues for January courses plus backlog for courses in February and March was approximately 11% lower than at January 31, 2002.

•

As discussed above, if exchange rates remain stable through the remainder of the second quarter, revenues would be favorably impacted by approximately 8%.  This effect is already partly reflected in the backlog.

•	Learning Tree expects to have approximately 148 course titles in the second quarter of fiscal 2003 compared with 159 course titles in the second quarter of the prior year.

     Based on these factors and Learning Tree’s current assessment of general economic conditions, Learning Tree believes that revenues in the second quarter of fiscal 2003 will be in the range of $5 million to $6 million lower than revenues in the first quarter of fiscal 2003.  Thus, Learning Tree believes that second quarter revenues this year will be about 10% to 12% lower than revenues of $40.6 million in the second quarter last year.

     Second Quarter Gross Margin.  Learning Tree expects the following factors to cause gross margin for the second quarter of fiscal 2003 to be approximately 50% to 51% of revenues:

•

Although Learning Tree has been working to improve its procedures for course scheduling in order to improve revenue per event, based upon recent enrollment trends, attendance rates and current backlog, Learning Tree expects the number of attendees per event in the second quarter of fiscal 2003 to be lower than in the second quarter of fiscal 2002.

•

Learning Tree expects to have excess capacity in its education centers, which would result in higher fixed costs per event in the second quarter of fiscal 2003 compared to the same period last year and compared to the first quarter of fiscal 2003.

     Second Quarter Operating Expenses.  Learning Tree expects operating expenses in the second quarter of fiscal 2003 to be approximately $2 million more than they were in the first fiscal quarter of this year.  This increase over first quarter operating expenses largely reflects the seasonal pattern of Learning Tree’s marketing activities.  Learning Tree typically spends less on direct marketing in the first quarter due to the December holidays, and it typically spends more on direct marketing in the second quarter in anticipation of seasonal increases in third quarter revenues.  Thus in the second quarter this year, Learning Tree expects to realize a savings of over $1 million in operating expenses compared to the second fiscal quarter a year ago.  These expected savings result from its continuing cost control efforts.

     Second Quarter Interest Income.  Interest income reflects changes in interest rates, as well as changes in cash balances.  Learning Tree expects second quarter interest income to be approximately the same as it was in the first quarter of fiscal 2003.

     2003 Tax Rate.  Learning Tree estimates that its tax rate in fiscal 2003 will be approximately 35.5%, or about the same as it was in fiscal 2002.

     Outlook for Fiscal 2003.  While Learning Tree currently expects to report a net loss in the second quarter, based upon current enrollment trends, and its continuing efforts to improve course scheduling and adjust its infrastructure in accordance with revenue expectations, Learning Tree expects to return to profitability in the third quarter of fiscal 2003.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4.  CONTROLS AND PROCEDURES

          Learning Tree maintains disclosure controls and procedures designed to timely collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission.  Within 90 days prior to the date of this report, Learning Tree carried out an evaluation of the effectiveness of the design and operation of Learning Tree’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14.  The evaluation was conducted under the supervision of, and with the participation of Learning Tree’s management including Learning Tree’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based upon that evaluation, and subject to the limitations noted below, Learning Tree’s CEO and CFO concluded that Learning Tree’s disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to Learning Tree (including its consolidated subsidiaries) that is required to be included in its periodic filings with the Securities and Exchange Commission.

          Since the most recent evaluation of Learning Tree’s internal controls by Learning Tree’s CEO and CFO, there have been no significant changes in Learning Tree’s internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

          Learning Tree’s management, including its CEO and CFO, does not expect that its disclosure controls and procedures will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Learning Tree have been detected.  These inherent limitations include the reality that judgments and decisions can be wrong, although made in good faith in light of the information available at the time, and that breakdowns can result from inadvertent errors or mistakes or by management override of the controls.  Additionally, controls can be disrupted and circumvented by the bad faith acts of one or more persons.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future circumstances.  To maintain adequate and efficient controls, over time, Learning Tree’s CEO and CFO periodically review Learning Tree’s internal and disclosure controls with other members of Learning Tree’s management and update controls and systems as needed.

          PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits

		99.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

		99.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

	b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

Dated: February 11, 2003	By:	/s/ GARY R. WRIGHT

Gary R. Wright Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
BY PRINCIPAL EXECUTIVE OFFICER
 REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, David C. Collins, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Learning Tree International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003
/s/ DAVID C. COLLINS

David C. Collins Chief Executive Officer (Principal Executive Officer)

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
BY PRINCIPAL FINANCIAL OFFICER
 REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Gary R. Wright, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Learning Tree International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003
/s/ GARY R. WRIGHT

Gary R. Wright Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)