Form 10-Q
period 2003-03-31
LEARNING TREE INTERNATIONAL INC
filed 2003-05-09
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

(310) 417-9700

(Registrant’s telephone number, including area code)

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

Yes  ☒    No    ☐

The number of shares of common stock, $.0001 par value, outstanding as of May 2, 2003, is 17,355,583 shares.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q

March 31, 2003

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,172,000	$96,897,000
Trade accounts receivable, net	11,067,000	11,522,000
Prepaid marketing expenses	898,000	1,648,000
Prepaid income taxes	4,869,000	5,460,000
Prepaid expenses and other	4,947,000	4,884,000

Total current assets	111,953,000	120,411,000

Equipment, property and leasehold improvements, net	21,272,000	23,946,000
Long-term interest-bearing investments	7,937,000	7,813,000
Other assets	1,871,000	1,848,000

Total assets	$143,033,000	$154,018,000

LIABILITIES
Current liabilities:
Trade accounts payable	$11,149,000	$12,134,000
Deferred revenue	52,863,000	55,868,000
Accrued liabilities	6,305,000	5,773,000
Income taxes payable	398,000	781,000

Total current liabilities	70,715,000	74,556,000

Deferred income taxes	366,000	367,000
Deferred facilities rent	2,421,000	2,365,000

Total liabilities	73,502,000	77,288,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value, 75,000,000 shares authorized, 17,350,000 and 18,127,000 shares issued and outstanding, respectively	2,000	2,000
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	141,000	—
Cumulative foreign currency translation	(1,786,000)	(2,887,000)
Retained earnings	71,174,000	79,615,000

Total stockholders’ equity	69,531,000	76,730,000

Total liabilities and stockholders’ equity	$143,033,000	$154,018,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenues	$35,062,000	$40,635,000	$76,821,000	$87,806,000
Cost of revenues	17,452,000	18,468,000	36,340,000	39,460,000

Gross profit	17,610,000	22,167,000	40,481,000	48,346,000

Operating expenses:
Course development	2,117,000	2,287,000	4,192,000	4,777,000
Sales and marketing	11,069,000	13,064,000	21,075,000	26,089,000
General and administrative	6,031,000	6,122,000	12,227,000	12,897,000

	19,217,000	21,473,000	37,494,000	43,763,000

Income (loss) from operations	(1,607,000)	694,000	2,987,000	4,583,000

Other income (expense):
Interest expense	(1,000)	(2,000)	(4,000)	(6,000)
Interest income	509,000	681,000	1,073,000	1,508,000)
Foreign exchange	151,000	(101,000)	215,000	(352,000)
Other	24,000	(113,000)	29,000	(133,000)

	683,000	465,000	1,313,000	1,017,000

Income (loss) before provision for income taxes	(924,000)	1,159,000	4,300,000	5,600,000
Provision (benefit) for income taxes	(328,000)	412,000	1,527,000	1,988,000

Net income (loss)	$(596,000)	$747,000	$2,773,000	$3,612,000

Earnings (loss) per common share	$(0.03)	$0.04	$0.16	$0.19

Earnings (loss) per common share assuming dilution	$(0.03)	$0.04	$0.16	$0.19

Weighted average number of shares outstanding	17,371,000	18,956,000	17,560,000	18,936,000

Diluted shares outstanding	17,371,000	19,274,000	17,616,000	19,253,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	RETAINED EARNINGS	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, September 30, 2001	18,929,000	$2,000	$—	$(4,584,000)	$88,642,000	$84,060,000
Comprehensive income:
Net income	—	—	—	—	3,612,000	3,612,000
Foreign currency translation	—	—	—	(567,000)	—	(567,000)

Comprehensive income						3,045,000
Stock repurchases	(191,000)	—	(2,180,000)	—	(1,973,000)	(4,153,000)
Stock option exercises	134,000	—	1,765,000	—	—	1,765,000
Tax benefit related to stock option exercises	—	—	415,000	—	—	415,000

Balance, March 31, 2002	18,872,000	$2,000	$—	$(5,151,000)	$90,281,000	$85,132,000

Balance, September 30, 2002	18,127,000	$2,000	$—	$(2,887,000)	$79,615,000	$76,730,000
Comprehensive income:
Net income	—	—	—	—	2,773,000	2,773,000
Foreign currency translation	—	—	—	1,101,000	—	1,101,000

Comprehensive income						3,874,000
Stock options issued for services	—	—	10,000	—	—	10,000
Stock repurchases	(800,000)	—	(110,000)	—	(11,214,000)	(11,324,000)
Stock option exercises	23,000	—	204,000	—	—	204,000
Tax benefit related to stock option exercises	—	—	37,000	—	—	37,000

Balance, March 31, 2003	17,350,000	$2,000	$141,000	$(1,786,000)	$71,174,000	$69,531,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2003	2002
Cash flows—operating activities:
Net income	$2,773,000	$3,612,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,899,000	4,209,000
Unrealized foreign exchange (gains) losses	(435,000)	279,000
(Gains) losses on disposals of equipment and leasehold improvements	(15,000)	11,000
Deferred facilities rent charges	(52,000)	(41,000)
Change in net assets and liabilities:
Trade accounts receivable	853,000	2,891,000
Prepaid marketing expenses	784,000	224,000
Prepaid expenses and other	66,000	(1,336,000)
Income taxes	276,000	(2,421,000)
Trade accounts payable	(1,261,000)	(5,465,000)
Deferred revenue	(3,989,000)	(2,691,000)
Other accrued liabilities	331,000	445,000

Net cash provided by (used in) operating activities	3,230,000	(283,000)

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(789,000)	(2,159,000)
Retirements of equipment and leasehold improvements	89,000	108,000
Other, net	111,000	470,000

Net cash used in investing activities	(589,000)	(1,581,000)

Cash flows—financing activities:
Proceeds from exercise of stock options	204,000	1,765,000
Repurchases of Common Stock	(11,324,000)	(4,153,000)

Net cash used in financing activities	(11,120,000)	(2,388,000)

Effects of exchange rates on cash	1,754,000	(879,000)

Net decrease in cash and cash equivalents	(6,725,000)	(5,131,000)
Cash and cash equivalents at the beginning of the period	96,897,000	108,544,000

Cash and cash equivalents at the end of the period	$90,172,000	$103,413,000

Supplemental disclosures:
Income taxes paid	$2,296,000	$4,328,000

Interest paid	$2,000	$1,000

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

Note 2    Computation of Earnings (Loss) per Common Share and Earnings (Loss) per Common Share Assuming Dilution:

Earnings (loss) per common share and earnings (loss) per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 56,000 shares were added to the weighted average number of shares outstanding for the six month period ended March 31, 2003. For the quarter ended March 31, 2003, all of the 2,230,000 outstanding stock options were excluded from the calculation of loss per common share assuming dilution because they were antidilutive. Approximately 318,000 shares and 317,000 shares were added to the weighted average number of shares outstanding for the three and six month periods ended March 31, 2002, respectively. Approximately 792,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the second quarter of fiscal 2002 because they were antidilutive.

Note 3    Repurchase of Company Stock:

During the second quarter of fiscal 2003, Learning Tree repurchased approximately 53,700 shares of its Common Stock on the open market at a total cost of $658,000. During the six months ended March 31, 2003, Learning Tree repurchased approximately 800,200 shares of its Common Stock on the open market at a total cost of $11,324,000. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Note 4    Employee Stock Options:

Learning Tree applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its stock option plans. Learning Tree adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” in the second quarter of fiscal 2003.

The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized for stock options granted to employees during the first half of fiscal 2002 and 2003. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” Learning Tree’s net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income (loss) as reported	$(596,000)	$747,000	$2,773,000	$3,612,000
Less: stock-based employee compensation cost (net of tax)	(500,000)	(487,000)	(1,000,000)	(932,000)

Pro forma net income (loss)	$(1,096,000)	$260,000	$1,773,000	$2,680,000

As reported:
Earnings (loss) per common share	$(0.03)	$0.04	$0.16	$0.19

Earnings (loss) per common share assuming dilution	$(0.03)	$0.04	$0.16	$0.19

Pro forma:
Earnings (loss) per common share	$(0.06)	$0.01	$0.10	$0.14

Earnings (loss) per common share assuming dilution	$(0.06)	$0.01	$0.10	$0.14

The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the first half of fiscal 2002 and 2003, with the following assumptions: risk-free interest rates of 3.1% and 1.9%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 55%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during the first half of fiscal 2002 was $8.96 and $4.93 during the first half of fiscal 2003.

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

Learning Tree offers a broad, proprietary library of intensive four- and five-day courses, comprising 147 different course titles representing over 3,700 hours of training at March 31, 2003. Learning Tree courses focus on client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, computer and network security, databases, software engineering, object-oriented technology and IT management.

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

Learning Tree had been engaged in limited development and testing of Internet-based e-learning course formats and packages. However, Learning Tree was unable to find what it believed could be a profitable and sustainable e-learning business model. As a result, during the second quarter of fiscal 2003, Learning Tree suspended its modest e-learning research and development activity.

Results of Operations

In the second quarter of fiscal 2003, Learning Tree’s revenues decreased by 14% to $35.1 million from $40.6 million for the corresponding quarter of fiscal 2002. Income (loss) from operations for the second quarter of fiscal 2003 was a loss of $1.6 million versus income of $694,000 for the same quarter of fiscal 2002. Net income (loss) for the second quarter of fiscal 2003 was a loss of $596,000 compared to income of $747,000 in the second quarter of fiscal 2002.

For the first six months of fiscal 2003, Learning Tree’s revenues decreased by 13% to $76.8 million from $87.8 million for the corresponding period of fiscal 2002. Income from operations for the first six months of fiscal 2003 was $3.0 million versus $4.6 million for the same period of fiscal 2002. Net income for the first six months of fiscal 2003 was $2.8 million compared to $3.6 million in the corresponding period of fiscal 2002.

Revenues.    The decreases in Learning Tree’s revenues in the second quarter and first six months of fiscal 2003 are due to declines in the number of course participants.

During the second quarter of fiscal 2003, Learning Tree trained 20,980 course participants, a 22% decrease from the prior year’s 26,889 course participants. For the first six months of fiscal 2003, Learning Tree trained 46,745 course participants, a 19% decrease from the prior year’s 57,732 course participants. Learning Tree believes that, first the uncertainty leading up to, and then the actual commencement of war with Iraq, exacerbated the continued slowdown in the IT industry and the overall economy, which have resulted in more cautious spending on IT training. In addition, the severe weather conditions during the second quarter of fiscal 2003 in the eastern portion of the United States reduced revenues in the quarter by approximately $400,000.

For the second quarter of fiscal 2003, revenues reflect an 11% increase in average revenue per attendee. Approximately 8% of the improvement was due to changes in foreign exchange rates. The remaining improvement was primarily due to an increase in the proportion of course participants using Training Vouchers compared to those using Training Passports. Training Vouchers are sold at lesser discounts than Training Passports. For the first six months of fiscal 2003, revenues reflect an 8% increase in average revenue per attendee. Approximately 6% of the improvement was due to changes in foreign exchange rates. The remaining increase for the first six months of fiscal 2003 was primarily due to an increase in the proportion of course participants using Training Vouchers and attending single courses compared to those using Training Passports.

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

During the second quarter of fiscal 2003, the cost of revenues increased to 49.8% of revenues compared to 45.4% in the second quarter of fiscal 2002. For the first six months of fiscal 2003, the cost of revenues increased to 47.3% of revenues compared to 44.9% for the same period of the prior year.

Changes in foreign exchange rates increased cost of revenues by approximately 7% in the second quarter of fiscal 2003 and 5% in the six months ended March 31, 2003. However, these changes did not materially affect the gross margin percentage since changes in exchange rates also increased second quarter and year-to-date revenues by similar percentages.

For the second quarter of fiscal 2003, excluding the impact of exchange rates, as a percentage of revenues, the change in the cost of revenues reflects a 6% decrease in average revenue per event and a 4% increase in the average cost per event. For the first six months of fiscal 2003, also excluding the impact of exchange rates, as a percentage of revenues, the change in cost of revenues reflects a 5% decrease in average revenue per event and a 1% increase in average cost per event. The decreases in average revenue per event reflect a lower average number of attendees per event, partially offset by the aforementioned increases in average revenue per attendee. Learning Tree believes that the decreases in the average number of attendees per event primarily reflect the impact of current economic conditions, which lowered Learning Tree’s overall attendance rate. The increases in average cost per event primarily reflect the impact of reduced utilization of Learning Tree’s education centers, course equipment and other fixed costs which were spread over fewer events, partially offset by Learning Tree’s cost reduction and control measures, including the adjustment of staffing and the ongoing negotiations of supplier costs.

The cost of revenues for the second quarter of fiscal 2003 was $17.5 million compared to $18.5 million for the same quarter of fiscal 2002. For the first six months of fiscal 2003, the cost of revenues was $36.3 million compared to $39.5 million for the corresponding period of fiscal 2002. These decreases primarily reflect a 14% decrease in the number of course events conducted during the second quarter of fiscal 2003 and a 13% decrease in the number of course events conducted for the first six months of fiscal 2003. During the second quarter of fiscal 2003, Learning Tree presented 1,663 events compared to 1,938 events during the same period in fiscal 2002. For the first six months of fiscal 2003, Learning Tree presented 3,584 events compared to 4,128 during the corresponding period of fiscal 2002. The decreases in cost of revenues also reflect the effect of Learning Tree’s cost reduction and control measures. These savings were partially offset by the impact of foreign exchange rate changes.

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

In the second quarter of fiscal 2003, course development expenses were 6.0% of revenues compared to 5.6% for the same quarter of fiscal 2003. For the first six months of fiscal 2003, course development expenses were 5.5% of revenues compared to 5.4% for the corresponding period in the prior year. The increases in the second quarter and the first six months reflect the effect of the declines in revenues, partially offset by reductions in absolute expenditures on course development compared to the comparable periods in fiscal 2002. The reductions in course development expenditures primarily reflect cost reductions realized in author-related expenses, personnel costs, and e-learning development costs. Course development expenses decreased 7% to $2.1 million for the second quarter of fiscal 2003 from $2.3 million for the same period last year. For the first six months of fiscal 2003, course development expenses decreased 12% to $4.2 million from $4.8 million for the corresponding period in the prior year.

Learning Tree has recently released additional course titles on topics such as risk management, Microsoft Operations Manager, .NET development, Java programming and Crystal reports. At the end of March 31, 2003, Learning Tree offered 147 course titles compared to 159 a year ago. During the second quarter of fiscal 2003, Learning Tree introduced one new title and did not retire any old titles. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content.

During the third quarter of fiscal 2003, Learning Tree expects to have approximately 152 course titles. The actual number of course titles which Learning Tree will execute, and their delivery dates, are subject to the rate of new technological developments and perceived customer demand. Thus, Learning Tree may or may not develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its course library.

Sales and Marketing Expenses.    Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

For the second quarter of fiscal 2003, sales and marketing expenses were 31.6% of revenues compared to 32.1% in the second quarter of fiscal 2002. For the first six months of fiscal 2003, sales and marketing expenses were 27.4% of revenues compared to 29.7% in the corresponding period of fiscal 2002. These improvements resulted from absolute reductions in sales and marketing expenditures, which more than offset the effect of the declines in revenues. During the second quarter of fiscal 2003, sales and marketing expenses decreased by 15% to $11.1 million from $13.1 million for the same period last year. For the first six months of fiscal 2003, sales and marketing expenses decreased by 19% to $21.1 million from $26.1 million for the corresponding period of fiscal 2002. The reductions in sales and marketing expenses primarily reflect the results of initiatives to adjust marketing expenditures and sales staffing based on current operating levels, in addition to lower selling commissions. Learning Tree generally has the ability to adjust its expenditures for sales and marketing depending on its expectations of future customer demand, market conditions, strategic objectives and other factors. However, if Learning Tree’s expectations prove to be wrong, any significant revenue shortfall would have a material adverse effect on Learning Tree’s results of operations.

General and Administrative Expenses.    As a percentage of revenue, general and administrative costs increased to 17.2% in the second quarter of fiscal 2003 from 15.1% in the corresponding period of fiscal 2002. For the first six months of fiscal 2003, these costs increased to 15.9% from 14.7% as a percentage of revenues compared to the same period of the 2002 fiscal year. These increases were a result of the effect of lower revenues, partially offset by an absolute reduction in general and administrative expenses. General and administrative expenses decreased in the second quarter of fiscal 2003 by 1% to $6.0 million compared to $6.1 million in the same quarter of fiscal 2002. For the first six months of fiscal 2003, general and administrative expenses decreased by 5% to $12.2 million from $12.9 million for the corresponding period in fiscal 2002. The decreases in general and administrative expenses primarily reflect Learning Tree’s cost reduction and control measures, including reduced staffing levels. These improvements were partially offset by the effects of pay rate increases for non-managerial staff and changes in exchange rates.

Other Income (Expense).    Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In the second quarter of fiscal 2003, other income (expense) increased to $683,000 of income from $465,000 of income for the corresponding quarter in fiscal 2002. For the first six months of fiscal 2003, other income (expense) increased to income of $1.3 million from $1.0 million for the corresponding period of fiscal 2002. These increases primarily reflect the favorable impact of changes in exchange rates, partially offset by a decrease in interest income.

Learning Tree recorded foreign exchange gains of $151,000 in the second quarter of fiscal 2003 compared to foreign exchange losses of $101,000 in the second quarter of fiscal 2002. For the first six months of fiscal 2003, Learning Tree recorded foreign exchange gains of $215,000 compared to losses of $352,000 in the corresponding period of fiscal 2002. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

Interest income declined to $509,000 from $681,000 in the second quarter of fiscal 2003 and to $1.1 million from $1.5 million in the first six months of fiscal 2003 compared to the corresponding periods of fiscal 2002. The decreases in interest income are primarily due to lower interest rates, as well as declines in Learning Tree’s average cash balances. Learning Tree’s average cash balances declined as a result of repurchases of its Common Stock, partially offset by cash from operations and the favorable effect of foreign exchange rates on cash.

Income Taxes.    In the second quarter of fiscal 2003, the provision (benefit) for income taxes decreased $740,000 to a benefit of $328,000 compared to a provision of $412,000 for the same quarter of fiscal 2002. For the first six months of fiscal 2003, the provision for income taxes decreased $461,000 to $1.5 million compared to $2.0 million for the same period in fiscal 2002. The decreases in income tax provision (benefit) reflect the decreases in taxable income.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased to $90.2 million at March 31, 2003 from $96.9 million at September 30, 2002. The decrease in cash and cash equivalents reflects repurchases of Learning Tree’s Common Stock, partly offset by cash from operations and the favorable effect of exchange rates on cash.

During the second quarter of fiscal 2003, Learning Tree repurchased approximately 53,700 shares of its Common Stock for approximately $658,000. During the first half of fiscal 2003, Learning Tree paid approximately $11.3 million to repurchase approximately 800,200 shares of its Common Stock. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Cash provided by operations for the first six months of fiscal 2003 was $3.2 million compared to cash used in operations of $283,000 in the first six months of fiscal 2002. However, cash from operations in the first half of the prior fiscal year was reduced by the payment of approximately $2.7 million for stock that had been repurchased at the end of fiscal 2001. After eliminating the effect of these stock repurchases on accounts payable, cash provided by operations in the first six months of fiscal 2002 was approximately $2.4 million compared to the $3.2 million provided in the first six months this fiscal year. The increase in cash from operations in fiscal 2003 primarily reflects lower income tax payments in fiscal 2003, partially offset by reductions in advance payments by customers for future courses. At March 31, 2003, Learning Tree had working capital of $41.2 million.

During the first six months of fiscal 2003, Learning Tree invested $789,000 in equipment and facilities compared to $2.2 million in the same period of fiscal 2002. The investments in the current year primarily relate to purchases of course equipment. The higher level of investments during the prior year was primarily related to purchases of course equipment and the build-out of a second education center in Paris, France which opened in the third quarter of fiscal 2002. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2003, as of March 31, 2003 Learning Tree had no other material future purchase obligations, capital commitments or debt. Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

Stock Based Compensation.    Learning Tree applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized for stock options granted to employees during fiscal 2002 and 2003.

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

Outlook For Fiscal 2003

Throughout this document, there have been various forward-looking statements. However, all of the statements in this entire section are forward-looking and subject to various risks and uncertainties, including those detailed from time to time in Learning Tree’s filings with the Securities and Exchange Commission, including Learning Tree’s 2002 Annual Report on Form 10-K and in Exhibit 99.1, “Risk Factors.” As economic and market conditions change at any time during fiscal 2003, Learning Tree’s future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

Backlog.    At March 31, 2003, Learning Tree had a backlog of orders for its courses of approximately $31.3 million, which represented approximately a 5% decrease compared to the backlog at March 31, 2002. Only a portion of Learning Tree’s backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

Recent Trends.    Learning Tree believes that its business will continue to be influenced by world events, by the economy and by spending trends in the corporate marketplace for IT. The timing of a recovery in spending on IT remains uncertain and Learning Tree has yet to see any discernable sustained improvement in demand from its customers. Learning Tree believes that, first the uncertainty leading up to, and then the actual commencement of war with Iraq, exacerbated the continued slowdown in the IT industry and the overall economy, which have resulted in more cautious spending on IT training. The impact of the war and its aftermath may continue to affect the economy or cause some companies or government organizations to defer IT training. It is difficult to predict the extent to which this would affect Learning Tree’s future revenues and operating results. Therefore, Learning Tree continues to believe that until the IT industry begins to improve, it is prudent to operate its business based on an assumption that future quarterly revenues could continue at lower levels than in the equivalent periods last year.

Based upon Learning Tree’s assessment of the current market conditions, it expects to continue to manage worldwide staffing levels to reflect current revenue expectations, and to continue to refine its marketing programs with the goal of achieving continued improvements in effectiveness and reduced costs. In addition, Learning Tree is continuing its efforts to improve its procedures for course scheduling with the goal of improving attendees per event, and thus revenue per event, at its courses.

Learning Tree is also continuing its efforts to enhance quality levels even further in its core strengths: its expert instructors, its proprietary content library, its state-of-the-art classrooms and its worldwide course delivery systems. During the first six months of fiscal 2003, the evaluations by Learning Tree’s course participants of the quality of its instructors and courses continued to establish new record levels.

Although Learning Tree reported a net loss in its second quarter of fiscal 2003, based upon current enrollment trends, and Learning Tree’s continuing efforts to improve course scheduling and adjust its infrastructure, Learning Tree expects to return to profitability in its third quarter of fiscal 2003.

Effect of Exchange Rates.    Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars, and fluctuations in exchange rates will impact future revenues and expenses when translated into dollars. If current exchange rates remain stable through the remainder of fiscal 2003, revenues would be favorably impacted by approximately 6% in the third quarter and approximately 5% for the full fiscal year compared to the corresponding periods in fiscal 2002. Conversely, foreign currency denominated expenses would be unfavorably impacted by similar percentages in these periods.

Third Quarter 2003 Revenues.    A number of factors may influence Learning Tree’s revenues in the third fiscal quarter ending June 30, 2003. These include the following:

•	At March 31, 2003, Learning Tree’s backlog of approximately $31.3 million was approximately 5% lower than at March 31, 2002. A month later, at April 30, 2003, Learning Tree’s overall backlog of approximately $31.4 million was approximately 1% lower than it was at April 30, 2002. Also at April 30, 2003, revenues for April courses plus backlog for courses in May and June was approximately 13% lower than at April 30, 2002.

•	As discussed above, if exchange rates remain stable through the remainder of the third quarter, revenues would be favorably impacted by approximately 6%. This effect is already partly reflected in the backlog.

•	Learning Tree expects to have approximately 152 course titles in the third quarter of fiscal 2003 compared with 157 course titles in the third quarter of the prior year.

•	Revenues for the first and second quarters of fiscal 2003 were each approximately $5.5 million below the corresponding quarters in the prior fiscal year.

Based on these factors and Learning Tree’s current assessment of general economic conditions, Learning Tree believes that revenues in the third quarter of fiscal 2003 will be in the range of $5 million to $6 million lower than revenues in the third quarter of fiscal 2002. Thus, Learning Tree believes that third quarter revenues this year will be about 11% to 13% lower than revenues of $45.0 million in the third quarter last year.

Third Quarter Gross Margin.    Learning Tree expects the following factors to cause gross margin for the third quarter of fiscal 2003 to be approximately 2% to 3% better than in the second quarter of fiscal 2003:

•	Learning Tree has been working to improve its procedures for course scheduling in order to improve revenue per event.

•	Learning Tree expects to have more attendees in the third fiscal quarter than in the second fiscal quarter of fiscal 2003. Since Learning Tree has excess capacity in its education centers, the related fixed costs of these facilities should be absorbed by more events.

Third Quarter Operating Expenses.    Learning Tree expects to increase the level of its selling and marketing activities over the second quarter of fiscal 2003. As a result, operating expenses in the third quarter of fiscal 2003 are expected to be approximately $500,000 to $700,000 more than they were in the second quarter of fiscal 2003. However, this expected level of third quarter operating expenses represents a significant savings compared with the third quarter of the prior year.

Third Quarter Interest Income.    Interest income reflects changes in interest rates, as well as changes in cash balances. Learning Tree expects third quarter interest income to be approximately the same as it was in the second quarter of fiscal 2003.

2003 Tax Rate.    Learning Tree estimates that its tax rate in fiscal 2003 will be approximately 35.5%, or about the same as it was in fiscal 2002.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Learning Tree’s cash equivalents are diversified and consist primarily of investment grade securities of high-quality financial institutions and corporations. The fair value of Learning Tree’s portfolio of marketable securities would not be significantly impacted by either a 10 percent (10 basis point) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. Learning Tree does not hold or issue derivative financial instruments.

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

Item 4.    CONTROLS AND PROCEDURES

Learning Tree maintains disclosure controls and procedures designed to timely collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission. Within 90 days prior to the date of this report, Learning Tree carried out an evaluation of the effectiveness of the design and operation of Learning Tree’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. The evaluation was conducted under the supervision of, and with the participation of, Learning Tree’s management including Learning Tree’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, and subject to the limitations noted below, Learning Tree’s CEO and CFO concluded that Learning Tree’s disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to Learning Tree (including its consolidated subsidiaries) that is required to be included in its periodic filings with the Securities and Exchange Commission.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Learning Tree held its Annual Meeting on March 11, 2003. During the Annual Meeting of Stockholders the matter that was voted upon was as follows:

1.	Election of a Director

The following are the results of the voting:

	Shares for	Shares withheld
Class II Director for a term expiring in 2006:
W. Mathew Juechter	14,612,398	537,442

The current terms of the Class III Directors, David C. Collins and Eric R. Garen will continue until the 2004 Annual Meeting of Stockholders. The current term of the Class I Directors, Howard A. Bain III and Curtis A. Hessler will continue until the 2005 Annual Meeting of Stockholders.

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

99.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2003	LEARNING TREE INTERNATIONAL, INC. By: /S/ GARY R. WRIGHT Gary R. Wright Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

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

Date: May 8, 2003

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

Date: May 8, 2003

/S/ GARY R. WRIGHT Gary R. Wright Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)