Form 10-Q
period 2003-06-30
LEARNING TREE INTERNATIONAL INC
filed 2003-08-08
CIK 1002037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

or

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

Yes  ☒     No  ☐

The number of shares of common stock, $.0001 par value, outstanding as of August 1, 2003, is 17,190,623 shares.

Total Number of pages 22

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q

June 30, 2003

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,697,000	$96,897,000
Trade accounts receivable, net	12,296,000	11,522,000
Prepaid marketing expenses	484,000	1,648,000
Prepaid income taxes	4,203,000	5,460,000
Prepaid expenses and other	4,679,000	4,884,000

Total current assets	110,359,000	120,411,000

Equipment, property and leasehold improvements, net	21,171,000	23,946,000
Long-term interest-bearing investments	8,333,000	7,813,000
Other assets	1,887,000	1,848,000

Total assets	$141,750,000	$154,018,000

LIABILITIES
Current liabilities:
Trade accounts payable	$11,932,000	$12,134,000
Deferred revenue	51,131,000	55,868,000
Accrued liabilities	6,136,000	5,773,000
Income taxes payable	344,000	781,000

Total current liabilities	69,543,000	74,556,000

Deferred income taxes	366,000	367,000
Deferred facilities rent	2,383,000	2,365,000

Total liabilities	72,292,000	77,288,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value, 75,000,000 shares authorized, 17,188,000 and 18,127,000 shares issued and outstanding, respectively	2,000	2,000
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Cumulative foreign currency translation	(426,000)	(2,887,000)
Retained earnings	69,882,000	79,615,000

Total stockholders’ equity	69,458,000	76,730,000

Total liabilities and stockholders’ equity	$141,750,000	$154,018,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues	$39,099,000	$45,034,000	$115,920,000	$132,840,000
Cost of revenues	18,955,000	20,001,000	55,295,000	59,461,000

Gross profit	20,144,000	25,033,000	60,625,000	73,379,000

Operating expenses:
Course development	1,856,000	2,319,000	6,048,000	7,096,000
Sales and marketing	11,543,000	12,863,000	32,618,000	38,952,000
General and administrative	5,667,000	6,381,000	17,894,000	19,278,000

	19,066,000	21,563,000	56,560,000	65,326,000

Income from operations	1,078,000	3,470,000	4,065,000	8,053,000

Other income (expense):
Interest expense	(4,000)	(7,000)	(8,000)	(13,000)
Interest income	471,000	659,000	1,544,000	2,167,000
Foreign exchange	(21,000)	446,000	194,000	94,000
Other	29,000	(12,000)	58,000	(145,000)

	475,000	1,086,000	1,788,000	2,103,000

Income before provision for income taxes	1,553,000	4,556,000	5,853,000	10,156,000
Provision for income taxes	551,000	1,617,000	2,078,000	3,605,000

Net income	$1,002,000	$2,939,000	$3,775,000	$6,551,000

Earnings per common share	$0.06	$0.16	$0.22	$0.35

Earnings per common share assuming dilution	$0.06	$0.16	$0.22	$0.34

Weighted average number of shares outstanding	17,293,000	18,726,000	17,471,000	18,866,000

Diluted shares outstanding	17,348,000	18,913,000	17,527,000	19,144,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	FOREIGN CURRENCY TRANSLATION	RETAINED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	ADJUSTMENT	EARNINGS	EQUITY

Balance, September 30, 2001	18,929,000	$2,000	$—	$(4,584,000)	$88,642,000	$84,060,000
Comprehensive income:
Net income	—	—	—	—	6,551,000	6,551,000
Foreign currency translation	—	—	—	1,780,000	—	1,780,000

Comprehensive income						8,331,000
Stock repurchases	(583,000)	—	(4,164,000)	—	(8,624,000)	(12,788,000)
Stock option exercises	301,000	—	2,937,000	—	—	2,937,000
Tax benefit related to stock option exercises	—	—	1,229,000	—	—	1,229,000

Balance, June 30, 2002	18,647,000	$2,000	$2,000	$(2,804,000)	$86,569,000	$83,769,000

Balance, September 30, 2002	18,127,000	$2,000	$—	$(2,887,000)	$79,615,000	$76,730,000
Comprehensive income:
Net income	—	—	—	—	3,775,000	3,775,000
Foreign currency translation	—	—	—	2,461,000	—	2,461,000

Comprehensive income						6,236,000
Stock options issued for services	—	—	20,000	—	—	20,000
Stock repurchases	(994,000)	—	(631,000)	—	(13,508,000)	(14,139,000)
Stock option exercises	55,000	—	550,000	—	—	550,000
Tax benefit related to stock option exercises	—	—	61,000	—	—	61,000

Balance, June 30, 2003	17,188,000	$2,000	$—	$(426,000)	$69,882,000	$69,458,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,
	2003	2002
Cash flows – operating activities:
Net income	$3,775,000	$6,551,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,749,000	6,195,000
Unrealized foreign exchange gains	(443,000)	(195,000)
(Gains) losses on disposals of equipment and leasehold improvements	(29,000)	22,000
Deferred facilities rent charges	(116,000)	(368,000)
Change in net assets and liabilities:
Trade accounts receivable	74,000	3,528,000
Prepaid marketing expenses	1,218,000	1,762,000
Prepaid expenses and other	475,000	(666,000)
Income taxes	939,000	(1,895,000)
Trade accounts payable	(862,000)	(5,484,000)
Deferred revenue	(7,093,000)	(5,743,000)
Other accrued liabilities	35,000	(171,000)

Net cash provided by operating activities	3,722,000	3,536,000

Cash flows – investing activities:
Purchases of equipment, property and leasehold improvements	(2,110,000)	(3,384,000)
Retirements of equipment and leasehold improvements	138,000	140,000
Other, net	120,000	841,000

Net cash used in investing activities	(1,852,000)	(2,403,000)

Cash flows – financing activities:
Proceeds from exercise of stock options	550,000	2,937,000
Repurchases of Common Stock	(14,139,000)	(12,788,000)

Net cash used in financing activities	(13,589,000)	(9,851,000)

Effects of exchange rates on cash	3,519,000	2,473,000

Net decrease in cash and cash equivalents	(8,200,000)	(6,245,000)
Cash and cash equivalents at the beginning of the period	96,897,000	108,544,000

Cash and cash equivalents at the end of the period	$88,697,000	$102,299,000

Supplemental disclosures:
Income taxes paid	$2,575,000	$5,228,000

Interest paid	$2,000	$4,000

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

Note 2   Computation of Earnings per Common Share and Earnings per Common Share Assuming Dilution:

         Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 55,000 shares and 56,000 shares were added to the weighted average number of shares outstanding for the three and nine month periods ended June 30, 2003, respectively. Approximately 187,000 shares and 278,000 shares were added to the weighted average number of shares outstanding for the three and nine month periods ended June 30, 2002, respectively. Approximately 1,672,000 and 1,469,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the third quarters of fiscal 2003 and 2002, respectively, because they were antidilutive.

Note 3   Repurchase of Company Stock:

         During the third quarter of fiscal 2003, Learning Tree repurchased approximately 194,000 shares of its Common Stock on the open market at a total cost of $2,815,000. During the nine months ended June 30, 2003, Learning Tree repurchased approximately 994,000 shares of its Common Stock on the open market at a total cost of $14,139,000. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Note 4  Employee Stock Options:

         Learning Tree applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its stock option plans. Learning Tree adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” in the second quarter of fiscal 2003.

         The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized for stock options granted to employees during the first nine months of fiscal 2002 and 2003. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” Learning Tree’s net income and earnings per common share would have been reduced to the pro forma amounts below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$1,002,000	$2,939,000	$3,775,000	$6,551,000
Less: stock-based employee compensation cost (net of tax)	(477,000)	(497,000)	(1,477,000)	(1,429,000)

Pro forma net income	$525,000	$2,442,000	$2,298,000	$5,122,000

As reported:
Earnings per common share	$0.06	$0.16	$0.22	$0.35

Earnings per common share assuming dilution	$0.06	$0.16	$0.22	$0.34

Pro forma:
Earnings per common share	$0.03	$0.13	$0.13	$0.27

Earnings per common share assuming dilution	$0.03	$0.13	$0.13	$0.27

         The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted. During the quarter and nine months ended June 30, 2003, respectively, the pro forma amounts were calculated using the following assumptions: risk-free interest rates of 1.7% and 1.9%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 55%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during the quarter and nine months ended June 30, 2003 was $4.98 and $4.93, respectively. For options granted during the quarter and nine months ended June 30, 2002, respectively, the preceding pro forma amounts were calculated with the following assumptions: risk-free interest rates of 3.4% and 3.2%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 55%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during the quarter and nine months ended June 30, 2002 was $7.63 and $8.42, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical statements and discussions, this discussion consists of “forward-looking statements.” The words “anticipate,” “estimate,” “project,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Please do not put undue reliance on forward-looking statements. Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties. Many, but not all, of these factors and assumptions are identified in Exhibit 99.1, “Risk Factors” to Learning Tree International, Inc.’s (“Learning Tree’s”) 2002 Annual Report on Form 10-K (“Exhibit 99.1"). Although Learning Tree believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true. Accordingly, Learning Tree’s actual results will differ from those suggested by any forward-looking statement, and those differences could be material. Factors that could cause or contribute to such differences include, among others, those factors included in Exhibit 99.1, as well as those discussed in other places in Learning Tree’s filings with the Securities and Exchange Commission. For example, actual results could differ materially from those projected as a result of Learning Tree’s dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of e-learning by Learning Tree’s competitors; the impact of competition and pricing pressures; Learning Tree’s ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree’s ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism and other external events. Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove to be incorrect, Learning Tree’s actual results may vary materially from those anticipated, estimated, expected or projected. In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct. Learning Tree does not undertake any obligation to update forward-looking statements.

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

         Learning Tree offers a broad, proprietary library of intensive four- and five-day courses, comprising 150 different course titles representing over 3,800 hours of training at June 30, 2003. Learning Tree courses focus on client/server technology, operating systems, programming languages, intranet/Internet/Web applications, computer networks, computer and network security, databases, software engineering, object-oriented technology and management.

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

         Learning Tree had been engaged in limited development and testing of Internet-based e-learning course formats and packages. However, Learning Tree was unable to find what it believed could be a profitable and sustainable e-learning business model. As a result, during the second quarter of fiscal 2003, Learning Tree terminated its e-learning development program.

Results of Operations

         In the third quarter of fiscal 2003, Learning Tree’s revenues decreased by 13% to $39.1 million from $45.0 million for the corresponding quarter of fiscal 2002. Income from operations for the third quarter of fiscal 2003 was $1.1 million versus $3.5 million for the same quarter of fiscal 2002. Net income for the third quarter of fiscal 2003 was $1.0 million compared to $2.9 million in the third quarter of fiscal 2002.

         For the first nine months of fiscal 2003, Learning Tree’s revenues decreased by 13% to $115.9 million from $132.8 million for the corresponding period of fiscal 2002. Income from operations for the first nine months of fiscal 2003 was $4.1 million versus $8.1 million for the same period of fiscal 2002. Net income for the first nine months of fiscal 2003 was $3.8 million compared to $6.6 million in the corresponding period of fiscal 2002.

         Revenues.  The decreases in Learning Tree’s revenues in the third quarter and first nine months of fiscal 2003 are due to declines in the number of course participants.

         During the third quarter of fiscal 2003, Learning Tree trained 23,425 course participants, a 19% decrease from the prior year’s 28,896 course participants. For the first nine months of fiscal 2003, Learning Tree trained 70,170 course participants, a 19% decrease from the prior year’s 86,628 course participants. Learning Tree believes that the sluggishness in the IT industry has resulted in continued year-over-year declines in spending on IT training.

         For the third quarter of fiscal 2003, revenues reflect an 8% increase in average revenue per attendee. Approximately 7% of the improvement was due to changes in foreign exchange rates. The remaining improvement was primarily due to an increase in the proportion of course participants using Training Vouchers compared to those using Training Passports. Training Vouchers are discounted less from list prices than Training Passports. For the first nine months of fiscal 2003, revenues reflect an 8% increase in average revenue per attendee. Approximately 6% of the improvement was due to changes in foreign exchange rates. The remaining increase for the first nine months of fiscal 2003 was primarily due to an increase in the proportion of course participants using Training Vouchers and attending single courses compared to those using Training Passports.

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

         During the third quarter of fiscal 2003, the cost of revenues increased to 48.5% of revenues compared to 44.4% in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, the cost of revenues increased to 47.7% of revenues compared to 44.8% for the same period of the prior year.

         Changes in foreign exchange rates increased the cost of revenues by approximately 7% in the third quarter of fiscal 2003 and 6% in the nine months ended June 30, 2003. However, these changes did not materially affect the gross margin percentages since changes in exchange rates also increased third quarter and year-to-date revenues by similar percentages.

         For the third quarter of fiscal 2003, excluding the impact of exchange rates, the cost of revenues as a percentage of revenues reflects a 4% decrease in average revenue per event and a 5% increase in the average cost per event compared to the same period of fiscal 2002. For the first nine months of fiscal 2003, also excluding the impact of exchange rates, the cost of revenues as a percentage of revenues reflects a 5% decrease in average revenue per event and a 2% increase in the average cost per event compared to the same period of fiscal 2002. The decreases in average revenue per event reflect a lower average number of attendees per event, partially offset by the increases in average revenue per attendee discussed above. Learning Tree believes that the decreases in the average number of attendees per event primarily reflect the current economic conditions in the IT industry, which lowered Learning Tree’s overall attendance rate. The increases in the average cost per event primarily reflect the impact of reduced utilization of Learning Tree’s education centers, course equipment and other fixed costs which were spread over fewer events, partially offset by Learning Tree’s cost reduction and control measures, including the adjustment of staffing and the continued negotiation of supplier costs.

         The cost of revenues for the third quarter of fiscal 2003 was $19.0 million compared to $20.0 million for the same quarter of fiscal 2002. For the first nine months of fiscal 2003, the cost of revenues was $55.3 million compared to $59.5 million for the corresponding period of fiscal 2002. These decreases primarily reflect a 15% decrease in the number of course events conducted during the third quarter of fiscal 2003 and a 14% decrease in the number of course events conducted for the first nine months of fiscal 2003. During the third quarter of fiscal 2003, Learning Tree presented 1,828 events compared to 2,148 events during the same period in fiscal 2002. For the first nine months of fiscal 2003, Learning Tree presented 5,412 events compared to 6,276 during the corresponding period of fiscal 2002. The decreases in the cost of revenues also reflect the effect of Learning Tree’s cost reduction and control measures. These savings were partially offset by the impact of foreign exchange rate changes.

         Course Development Expenses.  Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred, and are included in course development expenses. Course development expenses also included all costs of Learning Tree’s e-learning development activities.

         In the third quarter of fiscal 2003, course development expenses were 4.7% of revenues compared to 5.1% for the same quarter of fiscal 2002. For the first nine months of fiscal 2003, course development expenses were 5.2% of revenues compared to 5.3% for the corresponding period in the prior year. The decreases in the third quarter and the first nine months reflect reductions in absolute expenditures on course development compared to the comparable periods in fiscal 2002, partially offset by the effect of the declines in revenues. The reductions in course development expenditures primarily reflect cost reductions realized in author-related expenses, personnel costs, and the termination of the e-learning development program in the second quarter of fiscal 2003. Course development expenses decreased 20% to $1.9 million for the third quarter of fiscal 2003 from $2.3 million for the same period last year. For the first nine months of fiscal 2003, course development expenses decreased 15% to $6.0 million from $7.1 million for the corresponding period in the prior year.

         During fiscal 2003, Learning Tree released additional course titles on topics such as risk management, Microsoft Operations Manager, ..NET development, Java programming, Crystal reports, Windows Server 2003, network vulnerability assessment and defense, Oracle 9iAS and MySQL. Learning Tree is currently developing new titles in the areas of management, Windows 2003 and WiFi.

         At the end of June 30, 2003, Learning Tree offered 150 course titles compared to 157 a year ago. During the third quarter of fiscal 2003, Learning Tree introduced six new titles and retired three old titles. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content.

         During the fourth quarter of fiscal 2003, Learning Tree expects to have approximately 154 course titles. The actual number of course titles that Learning Tree will execute, and their delivery dates, are subject to the rate of new technological developments and perceived customer demand. Thus, Learning Tree may or may not develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its course library.

         Sales and Marketing Expenses.  Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

         For the third quarter of fiscal 2003, sales and marketing expenses were 29.5% of revenues compared to 28.6% in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, sales and marketing expenses were 28.1% of revenues compared to 29.3% in the corresponding period of fiscal 2002. The increase during the third quarter of fiscal 2003 was a result of the effect of lower revenues, partially offset by an absolute reduction in sales and marketing expenses compared to the same period in fiscal 2002. The improvement for the first nine months of fiscal 2003 resulted from absolute reductions in sales and marketing expenditures, which more than offset the effect of the decline in revenues. During the third quarter of fiscal 2003, sales and marketing expenses decreased by 10% to $11.5 million from $12.9 million for the same period last year. For the first nine months of fiscal 2003, sales and marketing expenses decreased by 16% to $32.6 million from $39.0 million for the corresponding period of fiscal 2002. The reductions in sales and marketing expenses primarily reflect the results of initiatives to adjust marketing expenditures and sales staffing based on current operating levels, in addition to lower selling commissions. Learning Tree generally has the ability to adjust its expenditures for sales and marketing depending on its expectations of future customer demand, market conditions, strategic objectives and other factors. However, if Learning Tree’s expectations prove to be wrong, any significant revenue shortfall would have a material adverse effect on Learning Tree’s results of operations.

         General and Administrative Expenses.  As a percentage of revenue, general and administrative costs increased to 14.5% in the third quarter of fiscal 2003 from 14.2% in the corresponding period of fiscal

2002. For the first nine months of fiscal 2003, these costs increased to 15.4% from 14.5% as a percentage of revenues compared to the same period of the 2002 fiscal year. These increases were a result of the effect of lower revenues, partially offset by an absolute reduction in general and administrative expenses. General and administrative expenses decreased in the third quarter of fiscal 2003 by 11% to $5.7 million compared to $6.4 million in the same quarter of fiscal 2002. For the first nine months of fiscal 2003, general and administrative expenses decreased by 7% to $17.9 million from $19.3 million for the corresponding period in fiscal 2002. The decreases in general and administrative expenses primarily reflect Learning Tree’s cost reduction and control measures, including reduced staffing levels. These improvements were partially offset by the effects of changes in exchange rates and pay rate increases for non-managerial staff.

         Other Income (Expense).  Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In the third quarter of fiscal 2003, other income (expense) decreased to income of $475,000 from $1.1 million for the corresponding quarter in fiscal 2002. This decrease primarily reflects the impact of changes in exchange rates and a decrease in interest income. For the first nine months of fiscal 2003, other income (expense) decreased to income of $1.8 million from $2.1 million for the corresponding period of fiscal 2002. This decrease primarily reflects a decrease in interest income.

         Learning Tree recorded foreign exchange losses of $21,000 in the third quarter of fiscal 2003 compared to foreign exchange gains of $446,000 in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, Learning Tree recorded foreign exchange gains of $194,000 compared to gains of $94,000 in the corresponding period of fiscal 2002. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

         Interest income declined to $471,000 from $659,000 in the third quarter of fiscal 2003 and to $1.5 million from $2.2 million in the first nine months of fiscal 2003 compared to the corresponding periods of fiscal 2002. The decreases in interest income are primarily due to lower interest rates, as well as declines in Learning Tree’s average cash balances. Learning Tree’s average cash balances declined as a result of repurchases of its Common Stock, partially offset by cash from operations and the favorable effect of foreign exchange rates on cash.

         Income Taxes.  In the third quarter of fiscal 2003, the provision for income taxes decreased $1.1 million to $551,000 compared to $1.6 million for the same quarter of fiscal 2002. For the first nine months of fiscal 2003, the provision for income taxes decreased $1.5 million to $2.1 million compared to $3.6 million for the same period in fiscal 2002. The decreases in income tax provisions reflect the decreases in taxable income.

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

Liquidity and Capital Resources

         Cash and cash equivalents decreased to $88.7 million at June 30, 2003 from $96.9 million at September 30, 2002. The decrease in cash and cash equivalents reflects repurchases of Learning Tree’s Common Stock, partly offset by cash from operations and the favorable effect of exchange rates on cash.

         During the third quarter of fiscal 2003, Learning Tree repurchased approximately 194,000 shares of its Common Stock for approximately $2,815,000. During the first nine months of fiscal 2003, Learning Tree paid approximately $14.1 million to repurchase approximately 994,000 shares of its Common Stock. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

         Cash provided by operations for the first nine months of fiscal 2003 was $3.7 million compared to cash provided by operations of $3.5 million in the first nine months of fiscal 2002. However, cash from operations in the first nine months of the prior fiscal year was reduced by the payment of approximately $2.7 million for stock that had been repurchased at the end of fiscal 2001. After eliminating the effect of these stock repurchases on accounts payable, cash provided by operations in the first nine months of fiscal 2002 was approximately $6.2 million compared to the $3.7 million provided in the first nine months this fiscal year. The increase in cash from operations in fiscal 2003 primarily reflects the effect of the $2.7 million stock repurchase at the end of fiscal 2001 on fiscal 2002 cash from operations and lower income tax payments in fiscal 2003. These effects were partially offset by lower profitability and reductions in advance payments by customers for future courses. At June 30, 2003, Learning Tree had working capital of $40.8 million.

         During the first nine months of fiscal 2003, Learning Tree invested $2.1 million in equipment and facilities compared to $3.4 million in the same period of fiscal 2002. The investments in the current year primarily relate to purchases of course equipment. The higher level of investments during fiscal 2002 was primarily related to purchases of course equipment and the build-out of a second education center in Paris, France, which opened in the third quarter of fiscal 2002. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2003, Learning Tree had no material future purchase obligations, capital commitments or debt, as of June 30, 2003. Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

Outlook For Fiscal 2003
         Throughout this document, there have been various forward-looking statements. However, all of the statements in this entire section are forward-looking and subject to various risks and uncertainties, including those detailed from time to time in Learning Tree’s filings with the Securities and Exchange Commission, including Learning Tree’s 2002 Annual Report on Form 10-K and in Exhibit 99.1, “Risk Factors.” As economic and market conditions change at any time, Learning Tree’s future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

         Backlog.     At June 30, 2003, Learning Tree had a backlog of orders for its courses of approximately $33.0 million, which represented approximately a 3% increase compared to the backlog at June 30, 2002. Only a portion of Learning Tree’s backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

         Recent Trends.     Learning Tree believes that its business will continue to be influenced by world events, by the economy and by spending trends in the corporate marketplace for IT. The timing of a recovery in spending on IT remains uncertain and Learning Tree has yet to see any discernable sustained improvement in demand from its customers. Learning Tree believes that the sluggishness in the IT industry is continuing to depress spending on IT training. Therefore, Learning Tree believes that until the IT industry begins to improve, it is prudent to operate its business based on an assumption that future quarterly revenues could continue at lower levels than in the equivalent periods last year.

         Based upon Learning Tree’s assessment of the current market conditions, it expects to continue to manage worldwide staffing levels to reflect current revenue expectations, and to continue to refine its marketing programs with the goal of achieving continued improvements in effectiveness. In addition, Learning Tree is continuing its efforts to improve its procedures for course scheduling with the goal of improving attendees per event, and thus revenue per event, at its courses.

         Learning Tree is also continuing its efforts to enhance quality levels even further in its core strengths: its expert instructors, its proprietary content library, its state-of-the-art classrooms and its worldwide course delivery systems. During the first nine months of fiscal 2003, Learning Tree’s course participants awarded its instructors and courses the highest quality ratings in Learning Tree’s 29-year history.

         Effect of Exchange Rates.     Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars, and fluctuations in exchange rates will impact future revenues and expenses when translated into dollars. If current exchange rates remain stable through the remainder of fiscal 2003, revenues would be favorably impacted by approximately 5% in the fourth quarter and approximately 6% for the full fiscal year compared to the corresponding periods in fiscal 2002. Conversely, foreign currency denominated expenses would be unfavorably impacted by similar percentages in these periods.

         Fourth Quarter 2003 Revenues.     A number of factors may influence Learning Tree’s revenues in the fourth fiscal quarter ending September 30, 2003. These include the following:

•	Recent economic trends in the IT industry appear to be continuing.

•	Learning Tree’s revenues in the fourth fiscal quarter are typically slightly lower than in the third fiscal quarter because of the European summer holiday periods.

•	At June 30, 2003, Learning Tree’s backlog of approximately $33.0 million was approximately 3% higher than at June 30, 2002. A month later, at July 31, 2003, Learning Tree’s overall backlog of approximately $34.4 million was approximately 7% higher than it was at July 31, 2002. Also at July 31, 2003, revenues for July courses plus backlog for courses in August and September was approximately 5% lower than at July 31, 2002.

•	As discussed above, if exchange rates remain stable through the remainder of the fourth quarter, revenues would be favorably impacted by approximately 5%. This effect is already partly reflected in the backlog.

•	Learning Tree expects to have approximately 154 course titles in the fourth quarter of fiscal 2003 compared with 158 course titles in the fourth quarter of the prior year.

         Based on these factors, Learning Tree believes that revenues in the fourth quarter of fiscal 2003 could be up to 2.5% less than revenues in the third quarter of fiscal 2003.

         Fourth Quarter Gross Margin.     Learning Tree has been working to improve its procedures for course scheduling in order to improve revenue per event. As a result, Learning Tree expects gross margin for the fourth quarter of fiscal 2003 to be approximately 1% to 1-1/2% better than in the third quarter of fiscal 2003.

         Fourth Quarter Operating Expenses.     Over the last few quarters, Learning Tree has been refining its marketing program to increase its effectiveness. These efforts resulted in reduced marketing expenditures during that period. While Learning Tree has not yet seen any sustained improvement in the IT market, based upon continuing analysis and refinement of its marketing program, Learning Tree believes that it can increase its future revenues and profitability by increasing the level of its selling and marketing activities. As a result, Learning Tree plans to increase its fourth quarter sales and marketing expenditures by $500,000 to $800,000 over the third quarter of fiscal 2003. Learning Tree believes that these additional expenditures in the quarter will primarily affect revenues in fiscal 2004.

         In the fourth quarter of fiscal 2003, Learning Tree plans to maintain the reduced levels of course development and general and administrative expenses that it achieved in the third quarter of fiscal 2003. Learning Tree expects that the resulting savings, compared to the prior year, will approximately offset the increased level of sales and marketing expense. Therefore, Learning Tree expects overall fourth quarter operating expenses to be approximately the same as they were in the fourth quarter last year.

         Fourth Quarter Interest Income.     Interest income reflects changes in interest rates, as well as changes in average cash balances. Learning Tree expects fourth quarter interest income to be slightly lower than it was in the third quarter of fiscal 2003 primarily due to reduced interest rates.

         2003 Tax Rate.      Learning Tree estimates that its tax rate in fiscal 2003 will be approximately 35.5%, or about the same as it was in fiscal 2002.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Learning Tree’s cash equivalents are diversified and consist primarily of investment grade securities of high-quality financial institutions and corporations. The fair value of Learning Tree’s portfolio of marketable securities would not be significantly impacted by either a 10 percent (approximately 10 basis points) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. Learning Tree does not hold or issue derivative financial instruments.

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

Item 4.  CONTROLS AND PROCEDURES

         Learning Tree maintains disclosure controls and procedures designed to ensure that information required to be disclosed by Learning Tree in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Learning Tree’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. As of the end of the period covered by this report, Learning Tree carried out an evaluation of the effectiveness of the design and operation of Learning Tree’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. The evaluation was conducted under the supervision of, and with the participation of, Learning Tree’s management, including Learning Tree’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, and subject to the limitations noted below, Learning Tree’s CEO and CFO concluded that Learning Tree’s disclosure controls and procedures are effective at the “reasonable assurance” level in alerting them, on a timely basis, to material information relating to Learning Tree (including its consolidated subsidiaries) that is required to be included in its periodic filings with the Securities and Exchange Commission.

         Since the most recent evaluation of Learning Tree’s internal control over financial reporting by Learning Tree’s CEO and CFO, there have been no significant changes in its internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, Learning Tree’s internal control over financial reporting.

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

    PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits –

31.1	Certification - certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer

31.2	Certification - certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On May 6, 2003, Learning Tree International, Inc. filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by Learning Tree setting forth its results of operations for the quarter and six months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

Dated: August 8, 2003	By:	/s/ GARY R. WRIGHT

Gary R. Wright
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)