Form 10-K
period 2003-09-30
LEARNING TREE INTERNATIONAL INC
filed 2003-12-17
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

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

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of December 5, 2003, was $152,399,000. (Excludes 8,194,900 shares held by directors and officers of the Registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of December 5, 2003, was 17,086,300 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Except for historical statements and discussions, this discussion consists of “forward-looking statements.” All plans, projections and future estimates are forward-looking statements, which in some, but not all, cases, are identified by words such as “anticipate,” “estimate,” “project,” “believe,” “expect” and similar expressions. Please do not put undue reliance on forward-looking statements. Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties. Many, but not all, of these factors and assumptions are identified in Exhibit 99.1, “Risk Factors.” Although Learning Tree International, Inc. (“Learning Tree”) believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true. Accordingly, Learning Tree’s actual results will differ from those suggested by any forward-looking statement, and those differences could be material. Factors that could cause or contribute to such differences include, among others, those factors included under “Risk Factors” in Exhibit 99.1, as well as those discussed in other places in Learning Tree’s filings with the SEC. For example, actual results could differ materially from those projected as a result of Learning Tree’s dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of e-learning by Learning Tree’s competitors; the impact of competition and pricing pressures; Learning Tree’s ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree’s ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism; and other external events. Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove to be incorrect, Learning Tree’s actual results may vary materially from those anticipated, estimated, expected or projected. In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct. Learning Tree does not undertake any obligation to update forward-looking statements.

PART I

Item 1. BUSINESS

Overview

Learning Tree is a leading worldwide vendor-independent provider of training to information technology (“IT”) professionals and managers working in business and government organizations. Since its founding in 1974, Learning Tree has provided high-quality training to over 1.4 million IT professionals and managers. In fiscal 2003, Learning Tree provided training to over 91,000 course participants. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-size companies.

Learning Tree offers a broad, proprietary library of intensive four- and five-day instructor-led courses, comprising 152 different course titles representing over 3,800 hours of training at September 30, 2003. Learning Tree courses focus on Web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, management and key business skills.

As a leading vendor-independent provider of IT training, Learning Tree designs its own courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

Learning Tree courses are highly interactive and are translated into French, Swedish and Japanese. Learning Tree’s courses are recommended for one to two semester hours of college credit by the American Council on Education, and are accepted for college credit at the University of Phoenix. In addition, Learning Tree is on the

National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

Learning Tree had 730 instructors on September 30, 2003, each of whom was an IT professional combining expert knowledge with extensive practical experience. On average, each expert instructor teaches eight to ten Learning Tree course events per year on an “as-needed” basis. During the rest of the year, Learning Tree instructors apply the IT skills they teach as either full-time employees for other companies or as independent consultants.

Learning Tree offers its proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden and Japan, and generates approximately half of its revenue internationally. Each Learning Tree operating subsidiary is staffed by local nationals responsible for the sale and delivery of Learning Tree courses in that country. Learning Tree’s infrastructure and logistical capabilities allow it to coordinate, plan and deliver its courses at Learning Tree’s education centers, hotel and conference facilities and customer sites worldwide. During fiscal 2003, Learning Tree presented courses in 21 countries.

Learning Tree has only one material operating segment which is the design and delivery of training courses and related services. See Note 7 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. See “Markets and Competition.”

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

Learning Tree’s objective is to strengthen its position as one of the world’s leading providers of high-end training to IT professionals and managers in business and government organizations through the following long-term strategies:

Commitment to the Highest Possible Quality Training.    Since its founding in 1974, Learning Tree has considered the quality of its courses to be the most important driver of its long-term success. During fiscal 2003, Learning Tree’s course participants awarded its instructors and courses the highest quality ratings in Learning Tree’s 29-year history. Part of the continuing improvements in both course and instructor quality reflect course attendees’ enthusiastic response to Learning Tree’s new proprietary MagnaLearn™ Instructional Enhancement System which was recently rolled out on a worldwide basis to virtually all Learning Tree course events.

High Quality Instructor Team.    At September 30, 2003, Learning Tree had 730 course instructors located around the world, each of whom was an IT professional combining both expert knowledge and extensive “real world” experience. Learning Tree instructors teach an average of eight to ten Learning Tree course events per year on an “as-needed” basis. During the rest of the year, they apply the IT skills that they teach, either as full-time employees for other companies or as independent consultants. This “on-demand” structure enables Learning Tree to quickly schedule additional courses anywhere in the world and to respond efficiently to its customers’ needs for IT training. In addition, because Learning Tree instructors spend an average of over 80% of their time working in industry settings, they provide Learning Tree with a unique access to industry experts on technology trends throughout the world.

Learning Tree’s success depends on its ability to attract and retain highly skilled instructors. Learning Tree uses a highly systemized program in each of its local operating subsidiaries to recruit, train, coach, manage and evaluate its instructor team. See Exhibit 99.1, “Risk Factors.”

Broad Proprietary Course Library.    Learning Tree offers a broad, proprietary library of 152 instructor-led course titles comprising over 3,800 hours of classroom instruction covering a wide range of IT software and hardware technologies. Learning Tree’s intensive four- and five-day courses are recommended for one to two semester hours of college credit by the American Council on Education and are accepted for college credit at the University of Phoenix. In addition, Learning Tree is on the National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI). The following table breaks down the number of Learning Tree course titles by curriculum at September 30, 2003:

Curriculum	Number of Course Titles	Total Hours of Training
Windows Systems and Exchange	20	576
SQL Server	8	216
Windows Development	20	510
RDBMS, Oracle9i and Oracle8i	11	300
Web Development and XML	12	288
Management and Key Business Skills	12	282
Security	11	276
Software Engineering	9	222
Java Programming	9	216
UNIX, Linux and Solaris	9	216
C, C++ and Perl Programming	8	192
TCP/IP and Cisco Networks	8	210
PC Support	2	48
Datacomm and Local Area Networks	4	96
Telecommunications	3	72
Notes/Domino	6	162

Total	152	3,882

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

Over its 29-year history, Learning Tree has developed and implemented a well-defined, systematic approach to rapidly develop, customize and update its course library and to translate its course content into multiple languages. Learning Tree continuously updates and expands its course content and adds new course titles to keep pace with the introduction of new IT hardware, software and networking technologies and to reflect the evolving IT training needs of its customers. To identify potential new courses for development, Learning Tree incorporates feedback from the development groups of leading IT vendors, Learning Tree’s own worldwide instructor team, course participants and corporate customers. In fiscal 2003, Learning Tree developed 18 new titles and retired 24 titles. There can be no assurance that Learning Tree will develop more titles than it retires in any period nor that Learning Tree will develop courses that keep pace with the introduction of new hardware, software and networking technologies. See Exhibit 99.1, “Risk Factors.”

International Infrastructure and Logistics Capability.    Learning Tree meets customers’ demands for scheduling flexibility by delivering course events frequently and at multiple locations around the world. Participants can attend any one of Learning Tree’s 152 courses that, on average, are presented more than once per week around the world. Learning Tree’s sophisticated infrastructure and logistics capability allow it to coordinate, plan and deliver its courses at its education centers, hotel and conference facilities and at its customers’ sites worldwide. Learning Tree can also present standard or customized courses on demand at its customers’ facilities whenever and wherever they desire. By using its large team of instructors, its course development and customization processes, its team of customer support specialists, its logistics team and its hundreds of classroom computer workstations, Learning Tree can rapidly deliver any of its courses to any location in the world.

In fiscal 2003, Learning Tree presented over 7,000 course events at its education centers and at third-party and customer sites in a total of 21 countries. Learning Tree currently operates through wholly-owned subsidiaries in the United States (opened in 1974), France (opened in 1977), the United Kingdom (opened in 1978), Canada (opened in 1985), Sweden (opened in 1986) and Japan (opened in 1989). Each Learning Tree subsidiary is staffed by local nationals responsible for the sale and delivery of courses in that country. Learning Tree’s international operations produced approximately half of Learning Tree’s revenues in fiscal 2003, as they have throughout Learning Tree’s history. Such international operations face certain risks inherent to international businesses, such as currency fluctuations; potential difficulties in translating course subject matter into foreign languages; varying political and economic conditions; changes in government regulation; trade barriers; difficulty in staffing foreign offices, and in training and retaining foreign instructors; adverse tax consequences; and potential costs associated with expansion into new territories. There can be no assurance that such factors will not have a material adverse effect on Learning Tree in the future. See Exhibit 99.1, “Risk Factors.”

Learning Tree evaluates the expansion of its operations both within existing education center cities and in new cities or countries on an ongoing basis. Learning Tree did not open any additional education centers in fiscal 2003. There can be no assurance that Learning Tree will open additional education centers in the future or that such additional education centers will be successful. See Exhibit 99.1, “Risk Factors.”

Long-Term Relationships with Global Customer Base.    Learning Tree has built long-standing relationships with its customer base. Learning Tree focuses on training the employees of Fortune 1000-level companies, their international equivalents and government organizations around the world, and seeks to build continuing relationships both with its individual course participants and its corporate customers. Learning Tree’s customers generally operate in the computer, communications, electronics, systems integration, finance, aerospace, government and military, manufacturing and energy sectors, among others. In fiscal 2003, Learning Tree provided training to over 91,000 course participants and had over 200 customers worldwide that each purchased more than $100,000 of Learning Tree training. Generally, each customer purchased this training throughout the year in individual purchase decisions ranging from $2,000 to $20,000 rather than through a single contract. No customer accounted for 10% or more of Learning Tree’s fiscal 2003 revenues.

Sophisticated Multi-Tiered Sales and Marketing Organization.    Learning Tree employs a sophisticated multi-tiered sales and marketing organization that integrates direct mail, telemarketing and field sales to market its course offerings to existing customers and to attract new customers. Since its inception 29 years ago, Learning Tree has created and built a strong brand image for providing high-quality training for IT professionals and managers through the frequent and prominent use of its trademarks in direct marketing and course materials. Learning Tree markets its courses primarily through direct mail marketing to its proprietary database of over 2,200,000 IT professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and also uses direct mail to reach additional IT professionals and managers on rented mailing lists. Learning Tree also utilizes targeted, personalized e-mails through its automated e-mail marketing system to advise prospective course participants of upcoming events. In addition, Learning Tree markets its products and services over the Internet on its Web site (http://www.learningtree.com). (Information contained on Learning Tree’s Web site is not part of this Annual Report on Form 10-K.) Learning Tree also advertises in industry trade magazines and periodicals.

Learning Tree has built a telemarketing sales team which was comprised of approximately 113 telemarketers and related support staff at September 30, 2003. Learning Tree’s telemarketers are responsible for responding to leads generated from direct mailings, Web site inquiries and other Learning Tree sales and marketing programs. In addition, Learning Tree’s sales team follows up on inquiries from customers and potential clients, as well as key personnel at clients with the potential to become major Learning Tree customers. Learning Tree employs a proprietary automated system which provides its telemarketers with online information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process.

At September 30, 2003, Learning Tree also employed a field sales team of approximately 41 direct field sales representatives and related support staff. The direct sales force primarily focuses on selling training programs which will be delivered at Learning Tree’s larger customers’ sites.

To remain successful, Learning Tree must continue to expand its business with both existing and new customers. Learning Tree offers two different multiple-course discount programs—“Training Passports” and “Training Vouchers”—and also provides Learning Tree Professional Certification Programs to encourage individual IT professionals and their employers to purchase multiple courses. Learning Tree believes that, in addition to increasing revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree’s courses to their colleagues. See Exhibit 99.1, “Risk Factors.”

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

Under the Learning Tree Professional Certification Program, Learning Tree certifies IT professionals in a variety of functions within the areas of Learning Tree’s focus. The Learning Tree Professional Certification Program is designed to teach all of the skills necessary to master a specific job function rather than to just teach the features of a particular product. A participant who successfully completes the courses and passes the free at-course examinations required for a particular Certification Program receives Learning Tree Professional Certification in that topic at no additional charge. Since the inception of the Learning Tree Professional Certification Program in fiscal 1993, over 263,000 participants have completed one or more certification examinations.

Markets and Competition

Instructor-Led Training. The IT training market includes outside third-party providers of IT training, as well as in-house training conducted by the IT departments of organizations. Outside providers of IT training can be further segmented into “vendor-dependent providers,” which deliver courses developed by the vendors of software and hardware technologies and which depend heavily on those vendors to market their courses, and “vendor-independent providers,” which independently develop, market and deliver proprietary courses. Some competitors offer course titles and programs similar to those of Learning Tree at lower prices. In addition, some competitors have greater financial and other resources than Learning Tree. See Exhibit 99.1, “Risk Factors.”

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

Learning Tree believes that the majority of independent training providers are smaller organizations which often provide training as one of several services or product lines. Learning Tree differentiates itself from these providers based on the breadth and quality of its proprietary course library, its worldwide delivery capability, and the size, quality and experience of Learning Tree’s instructor force.

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

Learning Tree had been engaged in limited development and testing of Internet-based e-learning course formats and packages. However, Learning Tree was unable to find what it believed could be a profitable and sustainable e-learning business model. As a result, during the second quarter of fiscal 2003, Learning Tree terminated its e-learning development program. See Exhibit 99.1, “Risk Factors.”

Employees

Learning Tree’s personnel are critical to its success. The Learning Tree management team has extensive experience in IT training with an average of 21 years of experience with Learning Tree and 25 years of relevant industry experience.

On September 30, 2003, Learning Tree had a total of 458 full-time equivalent employees, of whom 196 were employed outside the United States. Learning Tree also utilized the services of 730 expert instructors to teach its courses on an “as-needed” basis. Learning Tree considers its relations with its employees and its instructors to be good. See Exhibit 99.1, “Risk Factors.”

Intellectual Property Rights

“Learning Tree,” the Learning Tree and Professional Certification logos, “EDUCATION IS OUR BUSINESS,” “EDUCATION YOU CAN TRUST,” “WE BRING EDUCATION TO LIFE,” “PRODUCTIVITY THROUGH EDUCATION,” “FROM THE LEARNING TREE,” “Training Passport,” “Training Advantage,” “Alumni Gold,” “TRAINING YOU CAN TRUST,” “WE BRING LEARNING TO LIFE,” “WE BRING IT TRAINING TO YOU,” “LEARNINGTREE.COM,” “MAGNALEARN,” and “800-THE-TREE” are among the trademarks and service marks of Learning Tree. In addition to the trademarks and service marks of Learning Tree, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

Learning Tree cannot be certain that its means of protecting its proprietary rights will be adequate or that Learning Tree’s competitors will not independently develop similar course titles or delivery methods. If substantial unauthorized use of Learning Tree’s products were to occur, Learning Tree’s business and results of operations could be materially adversely impacted. Learning Tree may also have to defend against claims that its current or future courses infringe on the proprietary rights of others. Defending and prosecuting these claims could have a material adverse effect on Learning Tree’s operating results. See Exhibit 99.1, “Risk Factors.”

Regulatory Environment

Learning Tree is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, Learning Tree does not depend on government appropriations for those programs and is generally exempt from the governmental regulation of public education providers. In contrast, providers of education to the public must comply with many laws and regulations of Federal, state and international governments. However, Learning Tree’s operations could be affected by current or future licensing or regulatory requirements. See Exhibit 99.1, “Risk Factors.”

Web Site Access to Learning Tree Reports

Learning Tree makes available on its Web site, free of charge, (http://www.learningtree.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission. (Information contained on Learning Tree’s Web site is not part of this Annual Report on Form 10-K.)

Item 2. PROPERTIES

Learning Tree’s headquarters is located at 6053 West Century Boulevard, Los Angeles, California 90045.

Learning Tree owns a 38,500 square foot office facility which is occupied by the sales, administrative and operations groups of its U.S. subsidiary. Learning Tree leases all of its other offices and education center classroom facilities. The leases expire at various dates over the next 15 years. Learning Tree may lease additional facilities in the foreseeable future. Learning Tree also presents its courses at rented hotel and conference facilities and customer sites. Learning Tree typically provides all of the software, hardware and networking systems required for use in its courses.

Learning Tree presents its classroom courses at Learning Tree Education Centers in Atlanta; Boston; Chicago; Los Angeles; New York City; the Washington, D.C. area; Ottawa; Toronto; London; Paris and Stockholm, as well as in rented hotel or conference centers in those and other cities worldwide.

Learning Tree Education Center classrooms have been custom-designed to accommodate the technical demands of its computer-based courses, including local area networks within the classroom and its proprietary MagnaLearn™ Instructional Enhancement System. The multi-mode communication techniques within the MagnaLearn™ System provide an enhanced learning experience for Learning Tree’s course participants by making it easier and faster for them to absorb information and grasp complex concepts.

The following table contains certain information regarding Learning Tree’s education centers and offices at September 30, 2003:

Location (Metropolitan Area)	No. of Classrooms	Total Area in Square Feet
Atlanta, GA	9	16,903
Boston, MA	6	13,717
Chicago, IL	9	15,779
Los Angeles, CA	6	45,687
New York, NY	21	44,380	(a)
Washington, DC metropolitan area (4 sites)	36	119,817
Paris, France (2 sites)	27	58,276
London, England (2 sites)	41	106,394	(b)
Ottawa, Canada	6	19,965
Toronto, Canada	10	17,207
Stockholm, Sweden	17	32,130
Tokyo, Japan	N/A	1,311

Total	188	491,566

(a)	Excludes 11,600 square feet which Learning Tree subleases to other tenants.
(b)	Excludes 36,117 square feet which Learning Tree subleases to other tenants.

Item 3. LEGAL PROCEEDINGS

Learning Tree is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on the financial condition or results of operations of Learning Tree.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003 through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Learning Tree’s Common Stock trades on the Nasdaq Stock Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq Stock Market:

	High	Low
Fiscal 2002
First Quarter	$29.49	$19.16
Second Quarter	28.20	19.74
Third Quarter	24.94	17.40
Fourth Quarter	18.77	13.55

Fiscal 2003
First Quarter	18.87	11.68
Second Quarter	14.72	11.13
Third Quarter	16.98	13.23
Fourth Quarter	18.62	15.30

As of December 5, 2003, there were approximately 1,700 holders of record of the Common Stock.

Volatility of Stock Price

The price of Learning Tree’s Common Stock has fluctuated significantly and may continue to do so in the future. Learning Tree believes that some of the reasons for past fluctuations in the price of its stock have included: announcements of developments related to Learning Tree’s business; announcements concerning new products or enhancements by Learning Tree or its competitors; developments in relationships with its customers; market perceptions of new means of delivering training, such as CD-ROMs or the Internet; variations in revenues, gross margins, earnings or other financial results from investors’ expectations; fluctuations in results of operations and general conditions in the economy, the market, and the markets served by Learning Tree’s customers; and delays in introducing new technologies by both Learning Tree’s customers and technology vendors. In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. In many cases, the fluctuations have been unrelated to the operating performance of affected companies. Sales of the Common Stock by officers, directors and employees, especially Learning Tree’s founders, could also adversely and unpredictably affect the price of the Common Stock. Additionally, the price could be affected even by the potential for sales by these persons. There can be no assurance that the market price of the Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to Learning Tree’s performance. See Exhibit 99.1, “Risk Factors.”

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of Learning Tree is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended September 30, 2003, and the balance sheet data as of September 30, 2002 and 2003, are derived from Learning Tree’s consolidated financial statements which are included elsewhere herein. The statement of operations data for each of the two years in the period ended September 30, 2000, and the balance sheet data at September 30, 1999, 2000 and 2001, are derived from audited financial statements of Learning Tree not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended September 30,
	1999	2000	2001	2002	2003
	(in Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA:
Revenues	$189,321	$224,008	$227,220	$174,161	$151,897
Cost of revenues	76,598	80,839	92,805	79,392	72,389

Gross profit	112,723	143,169	134,415	94,769	79,508

Operating expenses:
Course development	19,267	10,294	11,323	9,319	7,897
Sales and marketing	54,996	56,603	63,957	50,251	43,781
General and administrative	23,720	25,913	26,676	25,426	23,014

Total operating expenses	97,983	92,810	101,956	84,996	74,692

Income from operations	14,740	50,359	32,459	9,773	4,816
Other income (expense), net	4,285	6,709	6,287	2,467	2,315

Income before provision for income taxes	19,025	57,068	38,746	12,240	7,131
Provision for income taxes	6,611	19,973	13,755	4,345	1,970

Net income	$12,414	$37,095	$24,991	$7,895	$5,161

Earnings per common share	$0.57	$1.70	$1.21	$0.42	$0.30

Earnings per common share assuming dilution	$0.57	$1.65	$1.18	$0.42	$0.30

Weighted average number of shares outstanding	21,833	21,771	20,593	18,763	17,394

Diluted shares outstanding	21,898	22,504	21,156	18,992	17,449

	At September 30,
	1999	2000	2001	2002	2003
	(in Thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$33,059	$116,231	$108,544	$96,897	$86,711
Short-term interest-bearing investments	58,357	37,882	—	—	—
Total current assets	114,338	186,652	137,716	120,411	109,322
Total assets	150,781	220,353	174,975	154,018	140,909
Deferred revenue	37,618	53,327	61,662	55,868	50,082
Total current liabilities	62,247	85,159	88,744	74,556	69,086
Total stockholders’ equity	85,640	132,795	84,060	76,730	68,980

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical statements and discussions, this discussion consists of “forward-looking statements.” All plans, projections and future estimates are forward-looking statements, which in some, but not all, cases, are identified by words such as “anticipate,” “estimate,” “project,” “believe,” “expect” and similar expressions. Please do not put undue reliance on forward-looking statements. Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties. Many, but not all, of these factors and assumptions are identified in Exhibit 99.1, “Risk Factors.” Although Learning Tree International, Inc. (“Learning Tree”) believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true. Accordingly, Learning Tree’s actual results will differ from those suggested by any forward-looking statement, and those differences could be material. Factors that could cause or contribute to such differences include, among others, those factors included under “Risk Factors” in Exhibit 99.1, as well as those discussed in other places in Learning Tree’s filings with the SEC. For example, actual results could differ materially from those projected as a result of Learning Tree’s dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with the introduction of e-learning by Learning Tree’s competitors; the impact of competition and pricing pressures; Learning Tree’s ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree’s ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism; and other external events. Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove to be incorrect, Learning Tree’s actual results may vary materially from those anticipated, estimated, expected or projected. In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct. Learning Tree does not undertake any obligation to update forward-looking statements.

OVERVIEW

Learning Tree is a leading worldwide vendor-independent provider of training to information technology (“IT”) professionals and managers working in business and government organizations. Since its founding in 1974, Learning Tree has provided high-quality training to over 1.4 million IT professionals and managers. In fiscal 2003, Learning Tree provided training to over 91,000 course participants. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-size companies.

Learning Tree offers a broad, proprietary library of intensive four- and five-day instructor-led courses, comprising 152 different course titles representing over 3,800 hours of training at September 30, 2003. Learning Tree courses focus on Web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, management and key business skills.

As a leading vendor-independent provider of IT training, Learning Tree designs its own courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

Learning Tree courses are highly interactive and are translated into French, Swedish and Japanese. Learning Tree’s courses are recommended for one to two semester hours of college credit by the American Council on Education, and are accepted for college credit at the University of Phoenix. In addition, Learning Tree is on the

National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

Learning Tree offers its proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden and Japan, and generates approximately half of its revenue internationally. Each Learning Tree operating subsidiary is staffed by local nationals responsible for the sale and delivery of Learning Tree courses in that country. Learning Tree’s infrastructure and logistical capabilities allow it to coordinate, plan and deliver its courses at Learning Tree’s education centers, hotel and conference facilities and customer sites worldwide. During fiscal 2003, Learning Tree presented courses in 21 countries.

Since its founding in 1974, Learning Tree has experienced a number of periods of challenging economic conditions. Learning Tree has generally tried to use those periods to grow its market share so that it would be able to achieve even stronger growth during the better economic times that followed. Learning Tree is confident in the long-term outlook for the IT industry and the need for IT training because it believes that the core growth drivers for IT and for its business remain unchanged. In our knowledge economy, Learning Tree believes that IT is itself a primary driver for productivity and product improvements that fuel growth. As a result, Learning Tree believes that IT provides mission-critical resources that can be used by every organization to gain a competitive advantage.

Learning Tree believes that its business will continue to be influenced by world events, by the economy and by spending trends in the corporate marketplace for IT. Further, some industries and companies served by Learning Tree may have been investing heavily in IT immediately prior to the recent economic downturn. Thus, their future spending on IT and training may not recover as quickly as the overall economy. The timing of a recovery in spending on IT training remains uncertain and Learning Tree has seen no sustained improvement in demand from its customers. Until the IT training industry begins to improve, Learning Tree believes it is prudent to operate its business based on the assumption that future quarterly revenues could continue at lower levels, at least during the early parts of fiscal 2004. See Exhibit 99.1, “Risk Factors.”

Learning Tree has structured its business so that the majority of course costs are variable and depend primarily upon the number of course events conducted. Learning Tree schedules its course events throughout the year based on its assessment of demand. Since Learning Tree’s instructors typically work full time in the IT industry and teach Learning Tree course events as needed, Learning Tree’s instructor-related costs are largely variable. Learning Tree’s expenses associated with its own education centers are largely fixed. However, Learning Tree can moderate its overall facility expenses to some extent by varying its use of rented hotel and conference facilities. In addition, Learning Tree has the ability to control some of its expenses, based on its expectations of future customer demand and other factors, by adjusting the number of new course titles it develops and the size of its direct mailing campaigns.

During fiscal 2003, Learning Tree continued to manage worldwide staffing levels to reflect revenue expectations, and continued to refine its marketing programs for improved effectiveness, which allowed it to reduce the magnitude of its sales and marketing expenditures. At the same time, Learning Tree continued its efforts to improve its procedures for course scheduling with the goal of improving attendees per event, and thus revenue per event, at its courses.

As Learning Tree enters its 30th year, it is continuing to focus on enhancing quality levels in its core strengths: its expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. Learning Tree’s course participants’ evaluations of the quality of its instructors and courses during fiscal 2003 again resulted in record customer satisfaction ratings. During the year, Learning Tree completed the worldwide roll-out of its proprietary MagnaLearn™ Instructional Enhancement System which its attendees credit with making it easier and faster for them to absorb information and complex concepts.

Learning Tree had been engaged in limited development and testing of Internet-based e-learning course formats and packages. However, Learning Tree was unable to find what it believed could be a profitable and sustainable e-learning business model. As a result, during the second quarter of fiscal 2003, Learning Tree terminated its e-learning development program. See Exhibit 99.1, “Risk Factors.”

RESULTS OF OPERATIONS

The following table summarizes Learning Tree’s consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended September 30,
	2001	2002	2003
Revenues	100%	100%	100%
Cost of revenues	41	46	48

Gross profit	59	54	52
Operating expenses:
Course development	5	5	5
Sales and marketing	28	29	29
General and administrative	12	14	15

Total operating expenses	45	48	49

Income from operations	14	6	3
Other income (expense), net	3	1	1

Income before provision for income taxes	17	7	4
Provision for income taxes	6	2	1

Net income	11%	5%	3%

FISCAL 2003 COMPARED WITH FISCAL 2002

In fiscal 2003, Learning Tree’s revenues decreased by 13% to $151.9 million from $174.2 million in fiscal 2002. Income from operations for fiscal 2003 was $4.8 million versus $9.8 million in fiscal 2002. Net income for fiscal 2003 was $5.2 million compared to $7.9 million in fiscal 2002.

Revenues. The decrease in revenues in fiscal 2003 compared to fiscal 2002 is due to a decline in the number of course participants. During fiscal 2003, Learning Tree trained a total of 91,133 effective course participants, a decrease of 18% from the prior year’s 111,757 participants. Learning Tree believes that the sluggishness in the IT industry has resulted in continued year-over-year declines in spending on IT training.

For fiscal 2003, revenues reflect a 7% increase in average revenue per attendee. Approximately 6% of the improvement was due to changes in foreign exchange rates. Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars. Accordingly, exchange rate fluctuations impact both Learning Tree’s reported revenues and expenses when translated into dollars. (See Exhibit 99.1, “Risk Factors.”) The remaining improvement was primarily due to an increase in the proportion of course participants using “Training Vouchers” compared to those using “Training Passports.” Training Vouchers are discounted less from list prices than Training Passports.

Cost of Revenues. Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

The cost of revenues for fiscal 2003 was $72.4 million compared to $79.4 million in fiscal 2002. This decrease primarily reflects a 15% decrease in the number of course events during fiscal 2003. During fiscal 2003, Learning Tree presented 7,026 effective course events compared to 8,218 events in fiscal 2002. The decrease in the cost of revenues also reflects the effect of Learning Tree’s cost reduction and control measures. These savings were partially offset by the impact of foreign exchange rate changes. The gross margin percentage was not significantly affected by the changes in exchange rates since such changes also increased fiscal 2003 revenues by a similar percentage.

In fiscal 2003, the cost of revenues increased to 47.7% of revenues compared to 45.6% in fiscal 2002. In fiscal 2003, excluding the impact of exchange rates, the cost of revenues as a percentage of revenues reflects a 3% decrease in average revenue per event and a 2% increase in the average cost per event compared to fiscal 2002. The decrease in average revenue per event reflects a lower average number of attendees per event, partially offset by the increase in average revenue per attendee discussed above. Learning Tree believes that the decrease in the average number of attendees per event primarily reflects the current economic conditions in the IT industry, which lowered Learning Tree’s overall attendance rate. The increase in the average cost per event primarily reflects the impact of the reduced utilization of Learning Tree’s education centers, course equipment and other fixed costs which were spread over fewer events, partially offset by Learning Tree’s cost reduction and control measures, including the adjustment of staffing, the continued negotiation of supplier costs, the decrease of software costs and less course equipment depreciation.

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

In fiscal 2003, course development expenses were 5.2% of revenues compared to 5.4% in fiscal 2002. Course development expenses as a percentage of revenues, reflect a reduction in absolute expenditures on course development compared to fiscal 2002, partially offset by the effect of the decline in revenues. Course development expenses decreased in fiscal 2003 by 15% to $7.9 million from $9.3 million in fiscal 2002. The reduction in course development expenditures primarily reflects cost reductions realized in author-related expenses, personnel costs, and the termination of the e-learning development program in the second quarter of fiscal 2003.

During fiscal 2003, Learning Tree released additional course titles on topics such as risk management, Microsoft Operations Manager, .NET development, Java programming, Crystal reports, Windows Server 2003, network vulnerability assessment and defense, Oracle 9iAS, MySQL, Windows Server 2003 and Exchange Server 2003. Learning Tree is currently developing new titles in the areas of management, SMS and wireless (WiFi) networking.

At the end of fiscal 2003, Learning Tree offered 152 different course titles, comprising over 3,800 hours of training, compared to 158 titles a year earlier. The decrease in the number of titles in fiscal 2003 reflects the net effect of introducing 18 new titles and retiring 24 titles. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content.

Learning Tree expects to have approximately 154 course titles in the first quarter of fiscal 2004. The actual number of course titles that Learning Tree will produce, and their delivery dates, are subject to the rate of new technological developments and perceived customer demand. Thus, Learning Tree may or may not develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its course library.

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements and the costs of information systems to support these activities.

For fiscal 2003, sales and marketing expenses were 28.8% of revenues compared to 28.9% in fiscal 2002. The improvement resulted from absolute reductions in sales and marketing expenditures, which more than offset the effect of the decline in revenues. During fiscal 2003, sales and marketing expenses decreased by 13% to $43.8 million from $50.3 million in fiscal 2002. The reduction in sales and marketing expenses primarily reflects the results of initiatives to adjust marketing expenditures and sales staffing, based on current operating levels, as well as lower selling commissions. Learning Tree generally has the ability to adjust its expenditures for sales and marketing depending on its expectations of future customer demand, market conditions, strategic objectives and other factors. However, if Learning Tree’s expectations prove to be wrong, any significant revenue shortfall would have a material adverse effect on Learning Tree’s results of operations.

General and Administrative Expenses. As a percentage of revenue, general and administrative expenses were 15.2% in fiscal 2003 compared to 14.6% in fiscal 2002. General and administrative expenses decreased in fiscal 2003 by 9% to $23.0 million from $25.4 million in fiscal 2002. The decrease in general and administrative expenses primarily reflects Learning Tree’s cost reduction and control measures, including reduced staffing levels, as well as a reduction in bad debt expense. These improvements were partially offset by the effects of changes in exchange rates.

Other Income (Expense). Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In fiscal 2003, other income (expense) decreased to $2.3 million of income from $2.5 million in fiscal 2002 primarily because of $899,000 lower interest income which was partially offset by foreign exchange gains. The decrease in interest income reflects lower interest rates together with the decline in the amount of Learning Tree’s interest-bearing investments because of expenditures for repurchases of its Common Stock.

Learning Tree recorded foreign exchange gains of $346,000 in fiscal 2003 compared to foreign exchange losses of $50,000 in fiscal 2002. These gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

Income Taxes. In fiscal 2003, Learning Tree’s income tax provision decreased to $2.0 million from $4.3 million in fiscal 2002, as a result of lower taxable income and changes in deferred taxes. Learning Tree operates as a holding company with operating subsidiaries in several countries. Each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Since taxes are incurred at the subsidiary level, and tax rates vary from country to country and one subsidiary’s tax losses cannot offset the taxable income of subsidiaries in other tax jurisdictions, Learning Tree’s consolidated effective tax rate may vary. See Note 2 of “Notes to Consolidated Financial Statements.”

Geographic Segments. Learning Tree has education centers in six countries around the world, and has historically derived approximately half of its revenues from outside the United States. The decrease in revenues in fiscal 2003 reflects decreased revenues in all locations, except France, where the effect of changes in exchange rates more than offset the decrease in revenues in local currency.

The United States recorded revenues of approximately $74.5 million in fiscal 2003 compared to revenues of $87.8 million in fiscal 2002. Revenues from Europe were $65.5 million in fiscal 2003 compared to $73.1 million in fiscal 2002, due to declines in the United Kingdom and Sweden. Canada recorded revenues of $10.2 million in fiscal 2003 compared to revenues of $11.5 million in fiscal 2002, and Asia recorded revenues of $1.7 million in fiscal 2003 compared to $1.8 million in fiscal 2002. See Note 7 of “Notes to Consolidated Financial Statements.”

Although Learning Tree’s consolidated financial statements are stated in U.S. dollars, several of Learning Tree’s subsidiaries have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of Learning Tree’s subsidiaries from the functional currencies to U.S. dollars are reported as an adjustment to stockholders’ equity. Fluctuations in exchange rates may also have an effect on Learning Tree’s results of operations. Since both revenues and expenses are generally denominated in the subsidiary’s local currency, changes in exchange rates that have an adverse effect on Learning Tree’s foreign revenues are partially offset by a favorable effect on Learning Tree’s foreign expenses. The impact of future exchange rates on Learning Tree’s results of operations cannot be accurately predicted. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, Learning Tree may undertake such transactions. There can be no assurance that any hedging techniques implemented by Learning Tree would be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1, “Risk Factors.”

Recently Issued Accounting Pronouncements. In fiscal 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Learning Tree believes that these statements will not have a material effect on its consolidated financial position or results of operations.

FISCAL 2002 COMPARED WITH FISCAL 2001

In fiscal 2002, Learning Tree’s revenues decreased by 23% to $174.2 million from $227.2 million in fiscal 2001. Income from operations for fiscal 2002 was $9.8 million versus $32.5 million in fiscal 2001. Net income for fiscal 2002 was $7.9 million compared to $25.0 million in fiscal 2001.

Revenues. The decrease in revenues in fiscal 2002 compared to fiscal 2001 was primarily due to a decline in the number of course participants. During fiscal 2002, Learning Tree trained a total of 111,757 course participants, a decrease of 23% from the prior year’s 144,742 participants. Learning Tree believes that the decrease in the number of course participants was primarily the result of the slowdown in the IT industry and the overall economy, which resulted in more cautious spending by its customers on IT training.

For fiscal 2002, revenues reflected a 1% decrease in average revenue per course participant primarily because of a larger portion of course participants attending under multiple-course discount programs compared to the prior fiscal year. In fiscal 2002, exchange rate fluctuations did not have a significant effect on revenues because the impact of adverse changes in foreign exchange rates in the first half of the year compared to the same period last year were offset by improvements in foreign exchange rates in the second half of the fiscal year.

Cost of Revenues. The cost of revenues for fiscal 2002 was $79.4 million compared to $92.8 million in fiscal 2001. This decrease reflected a 16% decrease in the number of course events during fiscal 2002, partially offset by a 1% increase in cost per event compared to fiscal 2001. During fiscal 2002, Learning Tree presented 8,218 course events compared to 9,727 events in fiscal 2001.

In fiscal 2002, the cost of revenues increased to 45.6% of revenues compared to 40.8% in fiscal 2001. The change in gross profitability of Learning Tree’s courses primarily reflected a 9% decrease in revenue per event compared to the prior year. Revenue per event primarily reflected a decrease in the average number of attendees per event. In addition, revenue per event reflected the aforementioned 1% decrease in average revenue per attendee. Learning Tree believes that the decrease in the average number of attendees per event primarily reflected the impact of the economic conditions, which lowered Learning Tree’s overall attendance rates.

The change in Learning Tree’s gross profitability also reflected a 1% increase in Learning Tree’s average cost per event. The increase in the average cost per event primarily reflected the impact of the lower utilization of Learning Tree’s education centers arising from the decrease in the number of course events conducted in fiscal 2002, as well as the impact of other fixed costs being spread over fewer events. The increase was partially offset by reduced spending on instructor training and recruiting and a reduction in the use of rented hotel and conference facilities.

Course Development Expenses. In fiscal 2002, course development expenses were 5.4% of revenues compared to 5.0% in fiscal 2001. Course development expenses as a percentage of revenues, reflected lower revenues, partly offset by a decline in absolute expenditures on course development. Course development expenses decreased in fiscal 2002 by 18% to $9.3 million from $11.3 million in fiscal 2001. This decrease primarily reflected a decrease in the number of new course titles developed during fiscal 2002 while maintaining the level of expenditures for updating existing courses. During slower economic periods, IT hardware and software vendors typically introduce fewer new products, thus requiring the development of fewer new IT courses. In addition, the reduction in course development expenses reflected a decrease in spending on e-learning development.

During fiscal 2002, Learning Tree released additional course titles on topics such as Windows XP and 2000, SQL Server, Oracle9i, XSL, UML, Visual Basic .NET, ASP.NET, ADO.NET and IT management. At the end of fiscal 2002, Learning Tree offered 158 different course titles, comprising over 4,000 hours of training, compared to 163 titles a year earlier. The decrease in the number of titles in fiscal 2002 reflected the net effect of introducing 17 new titles and retiring 22 titles.

Sales and Marketing Expenses. For fiscal 2002, sales and marketing expenses were 28.9% of revenues compared to 28.1% in fiscal 2001. The increase was a result of lower revenues, partly offset by lower sales and marketing expenses. During fiscal 2002, sales and marketing expenses decreased by 21% to $50.3 million from $64.0 million in fiscal 2001. The decrease primarily reflected the results of initiatives to adjust marketing expenditures and sales personnel based on current operating levels, as well as a reduction in selling commissions.

General and Administrative Expenses. As a percentage of revenue, general and administrative expenses were 14.6% in fiscal 2002 compared to 11.7% in fiscal 2001. General and administrative expenses decreased in fiscal 2002 by 5% to $25.4 million from $26.7 million in fiscal 2001. The decrease in general and administrative expenses primarily reflected the effect of Learning Tree’s cost reduction and control measures, partially offset by an increase in IT staff and related expenses, and staff salary adjustments.

Other Income (Expense). In fiscal 2002, other income (expense) decreased to $2.5 million of income from $6.3 million in fiscal 2001 primarily because of $4.2 million lower interest income which was partially offset by lower foreign exchange losses. The decrease in interest income reflected lower interest rates together with the decline in the amount of Learning Tree’s interest-bearing investments because of expenditures for repurchases of its Common Stock.

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

Geographic Segments. The decrease in revenues in fiscal 2002 reflected decreased revenues in all locations. The United States recorded revenues of approximately $87.8 million in fiscal 2002 compared to revenues of $117.3 million in fiscal 2001. Revenues from Europe were $73.1 million in fiscal 2002 compared to $93.8 million in fiscal 2001, primarily due to declines in the United Kingdom and Sweden. Canada recorded revenues of $11.5 million in fiscal 2002 compared to revenues of $13.5 million in fiscal 2001, and Asia recorded revenues of $1.8 million in fiscal 2002 compared to $2.6 million in fiscal 2001. See Note 7 of “Notes to Consolidated Financial Statements.”

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth unaudited quarterly financial data for each of the eight consecutive fiscal quarters ended September 30, 2003, and its percentage of Learning Tree’s revenues. Learning Tree believes that this information includes all adjustments (which consisted solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003
	(Dollars in Thousands, Except Per Share Amounts)
Revenues	$47,171	$40,635	$45,034	$41,321	$41,759	$35,062	$39,099	$35,977
Cost of revenues	20,992	18,468	20,001	19,931	18,888	17,452	18,955	17,094

Gross profit	26,179	22,167	25,033	21,390	22,871	17,610	20,144	18,883
Operating expenses:
Course development	2,490	2,287	2,319	2,223	2,075	2,117	1,856	1,849
Sales and marketing	13,025	13,064	12,863	11,299	10,006	11,069	11,543	11,163
General and administrative	6,775	6,122	6,381	6,148	6,196	6,031	5,667	5,120

Total operating expenses	22,290	21,473	21,563	19,670	18,277	19,217	19,066	18,132

Income (loss) from operations	3,889	694	3,470	1,720	4,594	(1,607)	1,078	751
Other income (expense), net	552	465	1,086	364	630	683	475	527

Income (loss) before provision for income taxes	4,441	1,159	4,556	2,084	5,224	(924)	1,553	1,278
Provision (benefit) for income taxes	1,576	412	1,617	740	1,855	(328)	551	(108)

Net income (loss)	$2,865	$747	$2,939	$1,344	$3,369	$(596)	$1,002	$1,386

Earnings (loss) per common share	$0.15	$0.04	$0.16	$0.07	$0.19	$(0.03)	$0.06	$0.08

Earnings (loss) per common share assuming dilution.	$0.15	$0.04	$0.16	$0.07	$0.19	$(0.03)	$0.06	$0.08

AS A PERCENTAGE OF REVENUES:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	45	45	44	48	45	50	48	48

Gross profit	55	55	56	52	55	50	52	52
Operating expenses:
Course development	5	6	5	6	5	6	5	5
Sales and marketing	28	32	29	27	24	32	30	31
General and administrative	14	15	14	15	15	17	14	14

Total operating expenses	47	53	48	48	44	55	49	50

Income (loss) from operations	8	2	8	4	11	(5)	3	2
Other income (expense), net	1	1	2	1	2	2	1	2

Income (loss) before provision for income taxes	9	3	10	5	13	(3)	4	4
Provision (benefit) for income taxes	3	1	3	2	5	(1)	1	0

Net income (loss)	6%	2%	7%	3%	8%	(2)%	3%	4%

Income taxes in the fourth quarter of fiscal 2003 reflect the effect of recording a foreign deferred tax asset of approximately $561,000.

Historically, Learning Tree’s quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, timely delivery, frequency and size of, and response to Learning Tree’s direct mail marketing and advertising campaigns; the timing of the introduction of new course titles; the mix between course events held at customer sites and course events held in Learning Tree’s education centers and hotels; competitive forces within current and anticipated future markets served by Learning Tree; Learning Tree’s ability to attract customers and meet their expectations; currency fluctuations and other risks inherent in international operations; natural disasters, external strikes, acts of war or terrorism and other external factors; and general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of Learning Tree’s spending on development and marketing of its courses and receiving revenues from its customers. See Exhibit 99.1, “Risk Factors.”

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

LIQUIDITY AND CAPITAL RESOURCES

Learning Tree’s cash and cash equivalents decreased to $86.7 million at September 30, 2003, from $96.9 million at September 30, 2002. This decrease reflects repurchases of Learning Tree’s Common Stock and investment in equipment and facilities, partially offset by cash from operations and the favorable effect of exchange rates on cash.

During fiscal 2003, Learning Tree repurchased approximately 1,159,000 shares of its Common Stock for approximately $17.0 million. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Cash provided by operations for fiscal 2003 was $4.5 million compared to $6.5 million for fiscal 2002. However, cash from operations in fiscal 2002 was reduced by the payment of $2.7 million for stock that had been repurchased at the end of fiscal 2001. After eliminating the effect of these stock repurchases on accounts payable, cash provided by operations in fiscal 2002 was approximately $9.2 million compared to the $4.5 million provided this fiscal year. Thus, the decrease in cash from operations in fiscal 2003 primarily reflects lower profitability and reductions in advance payments by customers for future courses. These changes were partially offset by the effect of the $2.7 million stock repurchase at the end of fiscal 2001 on fiscal 2002 cash from operations and lower income tax payments in fiscal 2003. At September 30, 2003, Learning Tree had a net working capital balance of $40.2 million.

During fiscal 2003, Learning Tree invested $3.5 million in equipment and facilities compared to $3.8 million in fiscal 2002. The investments in the current year primarily relate to purchases of course equipment. The higher level of investments during fiscal 2002 was primarily related to purchases of course equipment and the build-out of a second education center in Paris, France, which opened in the third quarter of fiscal 2002. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2004, Learning Tree had no material future purchase obligations, capital commitments or debt as of September 30, 2003. Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

In the future, Learning Tree may use cash for acquisitions. While Learning Tree has no current agreements in place or negotiations underway with respect to any acquisition, Learning Tree may, on occasion, evaluate acquisition opportunities that appear to fit within its overall business strategy. See Exhibit 99.1, “Risk Factors.”

Learning Tree has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

The following table summarizes Learning Tree’s contractual cash commitments at September 30, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year (Fiscal 2004)	1-3 years (Fiscal 2005 and 2006)	3-5 years (Fiscal 2007 and 2008)	More than 5 years (Fiscal 2009 through 2019)
Operating Leases*	$114,144,000	$12,670,000	$25,964,000	$23,982,000	$51,528,000
Employment Contracts**	$886,000	$886,000

*	Amounts have not been reduced by future minimum sublease rentals of $2,652,000 due in the future under noncancelable subleases. See Note 3 of “Notes to Consolidated Financial Statements” for further details.
**	Employment contracts reflect severance provisions of certain executive management employment contracts which may be payable in certain circumstances in the future.

OFF-BALANCE SHEET ARRANGEMENTS

Learning Tree has no off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of Learning Tree’s financial condition and results of operations is based upon Learning Tree’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following list of critical accounting policies is not intended to be a comprehensive list of all of Learning Tree’s accounting policies. Learning Tree’s significant accounting policies are more fully described in Note 1 of “Notes to Consolidated Financial Statements.” The following represents a summary of Learning Tree’s critical accounting policies, defined as those policies that Learning Tree believes are the most important to the portrayal of Learning Tree’s financial condition and results of operations, and/or require management’s significant judgments and estimates.

Revenue Recognition. Course events range from three to five days, with an average of approximately four days. For individual course enrollments, it is Learning Tree’s policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events are recorded upon commencement of each course event, unless the difference between Learning Tree’s revenue recognition policy and recording revenues and related course costs on a straight-line basis is more than inconsequential.

Learning Tree offers its customers a multiple-course sales discount referred to as a Training Passport. A Training Passport allows an individual passport holder to attend up to a specified number of Learning Tree courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in one of Learning Tree’s courses is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses passport holders will actually attend. Upon expiration of a Training Passport, Learning Tree records the difference, if any, between the revenues previously recognized and the Training Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events that Training Passport holders have been attending. The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by Learning Tree. If the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted. Learning Tree believes it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs, as the substantial majority of its Passport holders do not attend the maximum number of course events permitted under their Training Passport. Learning Tree believes that the use of historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by the tens of thousands of Passport holders since the inception of the program in fiscal 1993. Although Learning Tree has seen no material changes in the historical rates as the number of course titles has changed, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

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

Stock Based Compensation. Learning Tree uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized for stock options granted to employees during fiscal 2001, 2002 and 2003.

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

Income Taxes. Learning Tree applies SFAS No. 109 “Accounting for Income Taxes,” in accounting for income taxes. Under SFAS No. 109, deferred income tax assets and liabilities arise from carryforwards and from temporary differences between the tax basis of assets and liabilities and the book basis of such assets and liabilities as reported in the financial statements. Deferred income tax assets arise from expected reductions in taxes payable in future periods. Deferred tax assets reflect management’s estimate of the amounts that will be realized from future profitability and can be predicted with reasonable certainty. Deferred income tax liabilities represent taxes that Learning Tree expects to pay in future periods. See Note 2 of “Notes to Consolidated Financial Statements.”

OUTLOOK FOR FISCAL 2004

Throughout this document, there have been various forward-looking statements. However, all of the statements in this section are forward-looking and are subject to various risks and uncertainties, including those detailed from time to time in Learning Tree’s filings with the Securities and Exchange Commission and in Exhibit 99.1, “Risk Factors.” As economic and market conditions may change at any time, Learning Tree’s future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

Backlog. At September 30, 2003, Learning Tree’s backlog of $34.1 million was about 7% higher than it had been on September 30, 2002. At October 31, 2003, Learning Tree had a backlog of $32.6 million, which represented a 6% increase compared to the backlog of $30.7 million at October 31, 2002. Only a portion of Learning Tree’s backlog is funded. There can be no assurance that orders comprising the backlog will be realized as revenue.

Recent Trends. Learning Tree believes that its business will continue to be influenced by world events, by the economy and by spending trends in the corporate marketplace for IT. Further, some industries and companies served by Learning Tree may have been investing heavily in IT immediately prior to the recent economic downturn. Thus, their future spending on IT and training may not recover as quickly as the overall economy. The timing of a recovery in spending on IT training remains uncertain and Learning Tree has seen no sustained improvement in demand from its customers. Until the IT training industry begins to improve, Learning Tree believes it is prudent to operate its business based on the assumption that future quarterly revenues could continue at lower levels, at least during the early parts of fiscal 2004.

As Learning Tree enters its 30th year, it is continuing to focus on enhancing quality levels in its core strengths: its expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. Learning Tree’s course participants’ evaluations of the quality of its instructors and courses during fiscal 2003 again resulted in record customer satisfaction ratings. During the year, Learning Tree completed the worldwide roll-out of its proprietary MagnaLearn™ Instructional Enhancement System which its attendees credit with making it easier and faster for them to absorb information and complex concepts.

Effect of Exchange Rates. Approximately half of Learning Tree’s business is conducted in currencies other than US dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If current exchange rates remain stable through the remainder of fiscal 2004, Learning Tree’s revenues would be favorably affected by approximately 6% in the first quarter and approximately 3% for the full fiscal year compared to the corresponding periods in fiscal 2003. Conversely, Learning Tree’s foreign currency denominated expenses would be unfavorably affected by similar percentages in these periods.

First Quarter 2004 Revenues. A number of factors may influence Learning Tree’s revenues in the first fiscal quarter ending December 31, 2003. These include the following:

•	Learning Tree has seen no sustained improvement in demand from its customers.

•	At September 30, 2003, Learning Tree’s backlog of $34.1 million was about 7% higher than it had been on September 30, 2002. A month later, at October 31, 2003, Learning Tree’s overall backlog of $32.6 million was 6% higher than at October 31, 2002. At October 31, 2003, the sum of Learning Tree’s revenues for October courses plus backlog for courses in November and December was less than 1% lower than it had been at October 31, 2002.

•	As previously mentioned, if exchange rates remain stable through the remainder of the first quarter, revenues would be favorably affected by approximately 6%. This effect is already largely reflected in Learning Tree’s backlog figures.

•	Learning Tree expects to have approximately 154 course titles in the first quarter of fiscal 2004 compared with 146 course titles in the first quarter of the prior year.

Based on these factors, Learning Tree believes that its revenues in the first quarter of fiscal 2004 will be 3% to 5% lower than its revenues of $41.8 million in the first quarter last year.

First Quarter Gross Margin. Learning Tree has continued its efforts to improve its course scheduling and increase revenue per event. If these are effective, Learning Tree expects that its gross margin percentage in the first quarter of fiscal 2004 would be 0.5% to 1% better than in the fourth quarter of fiscal 2003.

First Quarter Operating Expenses. Learning Tree expects its overall operating expenses for the first quarter of fiscal 2004 to be approximately $200,000 to $500,000 higher than in the first quarter of fiscal 2003. This reflects increased sales and marketing activities, as well as the effect of changes in exchange rates, partially offset by savings in course development and general and administrative expenditures compared with the same quarter a year earlier.

First Quarter Interest Income. Learning Tree’s interest income reflects changes in interest rates, as well as changes in its cash balances. Learning Tree expects first quarter interest income to be approximately the same as it was in the fourth quarter of fiscal 2003.

2004 Tax Rate. Learning Tree estimates that its tax rate in fiscal 2004 will be approximately 35.5%.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Learning Tree’s consolidated financial statements are prepared in U.S. dollars, while the operations of its foreign subsidiaries are conducted in their respective local currencies. Consequently, changes in exchange rates can result in exchange losses. The impact of future exchange rates on Learning Tree’s results of operations cannot be accurately predicted. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, Learning Tree may undertake such transactions. However, any hedging techniques implemented by Learning Tree might not be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1, “Risk Factors.”

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors

Learning Tree International, Inc.

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries (the “Company”) as of September 30, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended September 30, 2001 were audited by other auditors who have ceased operations and whose report dated November 8, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 and 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Learning Tree International, Inc. and subsidiaries at September 30, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Los Angeles, California

November 7, 2003

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$96,897,000	$86,711,000
Trade accounts receivable, less allowances of $908,000 and $818,000, respectively	11,522,000	11,779,000
Prepaid marketing expenses	1,648,000	915,000
Prepaid income taxes	5,460,000	3,974,000
Prepaid expenses and other	4,884,000	5,943,000

Total current assets	120,411,000	109,322,000

Equipment, property and leasehold improvements:
Education and office equipment	43,520,000	43,888,000
Transportation equipment	175,000	149,000
Property and leasehold improvements	20,338,000	21,696,000

	64,033,000	65,733,000
Less: accumulated depreciation and amortization	(40,087,000)	(44,966,000)

	23,946,000	20,767,000
Long-term interest-bearing investments	7,813,000	8,333,000
Deferred income taxes	—	585,000
Other assets	1,848,000	1,902,000

Total assets	$154,018,000	$140,909,000

LIABILITIES
Current liabilities:
Trade accounts payable	$12,134,000	$12,275,000
Deferred revenue	55,868,000	50,082,000
Accrued payroll, benefits and related taxes	3,196,000	3,577,000
Other accrued liabilities	2,577,000	2,641,000
Income taxes payable	781,000	511,000

Total current liabilities	74,556,000	69,086,000

Deferred income taxes	367,000	575,000
Deferred facilities rent	2,365,000	2,268,000

Total liabilities	77,288,000	71,929,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value, 75,000,000 shares authorized, 18,127,000 and 17,108,000 shares issued and outstanding, respectively	2,000	2,000
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	—	9,000
Cumulative foreign currency translation	(2,887,000)	(473,000)
Retained earnings	79,615,000	69,442,000

Total stockholders’ equity	76,730,000	68,980,000

Total liabilities and stockholders’ equity	$154,018,000	$140,909,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2001	2002	2003
Revenues	$227,220,000	$174,161,000	$151,897,000
Cost of revenues	92,805,000	79,392,000	72,389,000

Gross profit	134,415,000	94,769,000	79,508,000

Operating expenses:
Course development	11,323,000	9,319,000	7,897,000
Sales and marketing	63,957,000	50,251,000	43,781,000
General and administrative	26,676,000	25,426,000	23,014,000

	101,956,000	84,996,000	74,692,000

Income from operations	32,459,000	9,773,000	4,816,000

Other income (expense):
Interest expense	(30,000)	(30,000)	(12,000)
Interest income	7,071,000	2,833,000	1,934,000
Foreign exchange	(496,000)	(50,000)	346,000
Other	(258,000)	(286,000)	47,000

	6,287,000	2,467,000	2,315,000

Income before provision for income taxes	38,746,000	12,240,000	7,131,000
Provision for income taxes	13,755,000	4,345,000	1,970,000

Net income	$24,991,000	$7,895,000	$5,161,000

Earnings per common share	$1.21	$0.42	$0.30

Earnings per common share assuming dilution	$1.18	$0.42	$0.30

Weighted average number of shares outstanding	20,593,000	18,763,000	17,394,000

Diluted shares outstanding	21,156,000	18,992,000	17,449,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Foreign Currency Translation Adjustment	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2000	22,119,000	$2,000	$52,649,000	$(4,007,000)	$84,151,000	$132,795,000
Comprehensive income:
Net income	—	—	—	—	24,991,000	24,991,000
Foreign currency translation	—	—	—	(577,000)	—	(577,000)

Comprehensive income						24,414,000
Stock repurchases	(3,473,000)	—	(58,879,000)	—	(20,500,000)	(79,379,000)
Stock option exercises	283,000	—	4,625,000	—	—	4,625,000
Tax benefit related to stock option exercises	—	—	1,605,000	—	—	1,605,000

Balance, September 30, 2001	18,929,000	2,000	—	(4,584,000)	88,642,000	84,060,000
Comprehensive income:
Net income	—	—	—	—	7,895,000	7,895,000
Foreign currency translation	—	—	—	1,697,000	—	1,697,000

Comprehensive income						9,592,000
Stock options issued for services	—	—	32,000	—	—	32,000
Stock repurchases	(1,104,000)	—	(4,212,000)	—	(16,922,000)	(21,134,000)
Stock option exercises	302,000	—	2,950,000	—	—	2,950,000
Tax benefit related to stock option exercises	—	—	1,230,000	—	—	1,230,000

Balance, September 30, 2002	18,127,000	2,000	—	(2,887,000)	79,615,000	76,730,000
Comprehensive income:
Net income	—	—	—	—	5,161,000	5,161,000
Foreign currency translation	—	—	—	2,414,000	—	2,414,000

Comprehensive income						7,575,000
Stock options issued for services	—	—	23,000	—	—	23,000
Stock repurchases	(1,159,000)	—	(1,632,000)	—	(15,334,000)	(16,966,000)
Stock option exercises	140,000	—	1,485,000	—	—	1,485,000
Tax benefit related to stock option exercises	—	—	133,000	—	—	133,000

Balance, September 30, 2003	17,108,000	$2,000	$9,000	$(473,000)	$69,442,000	$68,980,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2001	2002	2003
Cash flows—operating activities:
Net income	$24,991,000	$7,895,000	$5,161,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,347,000	8,215,000	7,473,000
Unrealized foreign exchange losses (gains)	431,000	(469,000)	(806,000)
Deferred facilities rent charges	562,000	(406,000)	(239,000)
(Gain) losses on disposals of equipment and leasehold improvements	200,000	179,000	(17,000)
Change in net assets and liabilities:
Trade accounts receivable	9,475,000	4,970,000	565,000
Prepaid marketing expenses	(494,000)	613,000	787,000
Prepaid expenses and other	(597,000)	1,125,000	(719,000)
Income taxes	(5,376,000)	(916,000)	1,047,000
Trade accounts payable	1,859,000	(5,407,000)	(585,000)
Deferred revenue	8,859,000	(7,423,000)	(8,239,000)
Accrued payroll, benefits and related taxes	(2,583,000)	(373,000)	462,000
Other accrued liabilities	(1,850,000)	(1,471,000)	(395,000)

Net cash provided by operating activities	43,824,000	6,532,000	4,495,000

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(14,131,000)	(3,832,000)	(3,503,000)
Retirements of equipment and leasehold improvements	251,000	110,000	278,000
Proceeds from short-term interest-bearing investments:
Investments held to maturity	68,615,000	—	—
Purchases of short-term interest-bearing investments:
Investments held to maturity	(30,733,000)	—	—
Proceeds from long-term interest-bearing investments held to maturity	1,462,000	—	—
Other, net	(867,000)	836,000	145,000

Net cash provided by (used in) investing activities	24,597,000	(2,886,000)	(3,080,000)

Cash flows—financing activities:
Proceeds from exercise of stock options	4,625,000	2,950,000	1,485,000
Repurchases of Common Stock	(79,379,000)	(21,134,000)	(16,966,000)

Net cash used in financing activities	(74,754,000)	(18,184,000)	(15,481,000)

Effects of exchange rates on cash	(1,354,000)	2,891,000	3,880,000

Net decrease in cash and cash equivalents	(7,687,000)	(11,647,000)	(10,186,000)
Cash and cash equivalents at the beginning of the period	116,231,000	108,544,000	96,897,000

Cash and cash equivalents at the end of the period	$108,544,000	$96,897,000	$86,711,000

Supplemental disclosures:
Income taxes paid	$16,574,000	$7,115,000	$3,022,000

Interest paid	$7,000	$6,000	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Nature of the Business:

Learning Tree International, Inc. and subsidiaries (the “Company”) develop, market and deliver a broad proprietary library of courses which are designed to meet the training needs of information technology (“IT”) professionals and managers worldwide. These courses are delivered primarily at the Company’s leased education centers located in the United States, United Kingdom, Canada, France and Sweden. Such course events are also conducted in hotel and conference facilities, and at customer sites throughout the world. The Company provides courses that are regularly presented worldwide and cover such IT topics as Web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, management, key business skills and related topics.

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

d. Revenue Recognition:

The Company’s revenues are received from corporate and governmental agencies for the training of their employees. Course events range from three to five days, with an average of approximately four days. For individual course enrollments, it is the Company’s policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events are recorded upon commencement of each course event, unless the difference between the Company’s revenue recognition policy and recording revenues and related course costs on a straight-line basis is more than inconsequential.

The Company offers its customers a multiple-course sales discount referred to as a “Training Passport.” A Training Passport allows an individual passport holder to attend up to a specified number of the Company’s courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

f. Prepaid Marketing Expenses:

Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are charged to income in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable. Marketing expenses for the fiscal years ended September 30, 2001, 2002 and 2003, were $42,942,000, $34,418,000 and $30,674,000, respectively.

g. Course Development Costs:

Course development costs are charged to operations in the period incurred.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

h. Stock Based Compensation:

The Company uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans, which are more fully described in Note 5. The exercise price of all stock options granted under the Company’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized for stock options granted to employees during fiscal 2001, 2002 and 2003. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per common share would have been reduced to the pro forma amounts below:

	Fiscal Year Ended September 30,
	2001	2002	2003
Net income, as reported	$24,991,000	$7,895,000	$5,161,000
Less: stock-based employee compensation cost, at estimated fair value, net of tax	(1,806,000)	(1,951,000)	(1,934,000)

Pro forma net income	$23,185,000	$5,944,000	$3,227,000

As reported:
Earnings per common share	$1.21	$0.42	$0.30
Earnings per common share assuming dilution	$1.18	$0.42	$0.30
Pro forma:
Earnings per common share	$1.13	$0.32	$0.19
Earnings per common share assuming dilution	$1.10	$0.31	$0.18

The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the years ended September 30, 2001, 2002 and 2003, with the following assumptions: risk-free interest rates of 5.2%, 3.1% and 1.9%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 69%, 55% and 41%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during fiscal 2001 was $12.81, during fiscal 2002 was $8.00 and during fiscal 2003 was $4.00.

i. Foreign Currency:

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

j. Equipment, Property and Leasehold Improvements:

Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Education and office equipment	3 to 7 years
Transportation equipment	4 years
Leasehold improvements	10 years or the life of the lease, if shorter
Property	30 years

Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization and any resulting gain or loss is included in income.

k. Intangible and Long-Lived Assets:

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

m. Computation of Earnings per Common Share and Assuming Dilution:

Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 563,000 shares, 229,000 shares and 55,000 shares were added to the weighted average number of shares outstanding for the fiscal years ended September 30, 2001, 2002 and 2003, respectively. Approximately 802,000 stock options, 1,302,000 stock options and 1,681,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the fiscal years ended September 30, 2001, 2002 and 2003 respectively, because they were antidilutive.

n. Use of Estimates:

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

o. Recently Issued Accounting Pronouncements:

In fiscal 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Company believes that these statements will not have a material effect on its consolidated financial position or results of operations.

2. INCOME TAXES:

The Company files a consolidated U.S. Federal income tax return which includes substantially all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside.

Income before provision for income taxes consists of the following:

	Fiscal Year Ended September 30,
	2001	2002	2003
Domestic	$19,333,000	$8,550,000	$5,356,000
Foreign	19,413,000	3,690,000	1,775,000

Total	$38,746,000	$12,240,000	$7,131,000

The provision for income taxes is comprised of the following:

	Fiscal Year Ended September 30,
	2001	2002	2003
Current tax provision:
U.S. Federal	$6,296,000	$2,122,000	$1,239,000
State	910,000	471,000	200,000
Foreign	6,453,000	1,563,000	907,000

	13,659,000	4,156,000	2,346,000

Deferred tax provision:
U.S. Federal	90,000	187,000	413,000
State	7,000	14,000	31,000
Foreign	(1,000)	(12,000)	(820,000)

	96,000	189,000	(376,000)

Total provision for income taxes	$13,755,000	$4,345,000	$1,970,000

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the provision for income taxes computed by applying the U.S. Federal statutory rate to the income before taxes, to the reported provision for income taxes:

	Fiscal Year Ended September 30,
	2001	2002	2003
Income taxes at the statutory rate	$13,560,000	$4,284,000	$2,496,000
Permanent differences	5,000	21,000	54,000
Effect of foreign taxes and tax credits	(401,000)	(266,000)	(710,000)
State income taxes	591,000	306,000	130,000

Total provision for income taxes	$13,755,000	$4,345,000	$1,970,000

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

Deferred income tax assets and liabilities consist of the following:

	As of September 30,
	2002	2003
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$428,000	$528,000
Other	415,000	393,000
Deferred tax liabilities:
Depreciation and amortization	(949,000)	(1,471,000)
Other	(18,000)	(18,000)

Net domestic deferred tax liabilities	(124,000)	(568,000)

Foreign operations:
Deferred tax assets:
Depreciation and other	—	585,000
Deferred tax liabilities:
Depreciation and other	(243,000)	(7,000)

Net foreign deferred tax assets (liabilities)	(243,000)	578,000

Net deferred tax assets (liabilities)	$(367,000)	$10,000

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. COMMITMENTS:

The Company leases its facilities and certain equipment under various operating lease agreements which expire at various dates through 2019. The minimum future rental payments for all operating leases are as follows:

2004	$12,670,000
2005	13,411,000
2006	12,553,000
2007	12,637,000
2008	11,345,000
Thereafter	51,528,000

$114,144,000

The minimum future rental payments have not been reduced by future minimum sublease rentals of $2,652,000 due in the future under noncancelable subleases. For the years ended September 30, 2001, 2002 and 2003, rent expense net of sublease income was $10,717,000, $11,612,000 and $12,244,000, respectively. The sublease rental income for the years ended September 30, 2001, 2002 and 2003 was $1,828,000, $2,174,000 and $2,316,000, respectively. The agreements generally require the payment of property taxes, insurance and maintenance in addition to the minimum base rent.

4. STOCKHOLDERS’ EQUITY:

During fiscal 2001, the Company repurchased approximately 3,473,000 shares of its Common Stock on the open market at a total cost of approximately $79,379,000. During fiscal 2002, the Company repurchased approximately 1,104,000 shares at a total cost of approximately $21,134,000. During fiscal 2003, the Company repurchased approximately 1,159,000 shares at a total cost of approximately $16,966,000.

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2001, 2002 and 2003, options were granted to certain employees under the 1999 Plan. The exercise price of all options granted was equal to their fair market value at the dates of the grants and the terms of the options are generally five years. The options are generally subject to a four-year vesting schedule at 25% per year on each anniversary date. Following is a summary of the options granted under the plans:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2000	1,964,000	$18.28
Options Granted	997,000	28.29
Exercised during the year	(283,000)	16.31
Forfeited during the year	(332,000)	25.87

Outstanding at September 30, 2001	2,346,000	21.70
Options Granted	667,000	22.08
Exercised during the year	(302,000)	9.75
Forfeited during the year	(591,000)	22.30

Outstanding at September 30, 2002	2,120,000	23.36
Options Granted	313,000	14.71
Exercised during the year	(140,000)	10.61
Forfeited during the year	(320,000)	15.59

Outstanding at September 30, 2003	1,973,000	$24.15

As of September 30, 2003, the Company had 2,177,000 shares of Common Stock available for grant under the 1999 Plan.

The following table summarizes stock options outstanding and exercisable at September 30, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Shares	Weighted Average Exercise Price	Average Remaining Life (Years)	Shares	Weighted Average Exercise Price
$ 6.63–17.55	551,000	$15.03	3.2	150,000	$14.84
20.92–28.00	802,000	23.20	2.9	309,000	23.32
30.25–48.50	620,000	33.47	2.0	336,000	34.40

$ 6.63–48.50	1,973,000	$24.15	2.7	795,000	$26.41

6. EMPLOYEE BENEFIT PLANS:

The Company has adopted a defined contribution plan for the benefit of its domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (the “Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute up to 15% of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. The Company makes contributions at a rate of 75% of elective contributions up to 4.5% of the compensation of such contributors. The Company contributed $749,000, $730,000 and $695,000 to the Plan for the fiscal years ended September 30, 2001, 2002 and 2003, respectively.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted similar plans for the benefit of its employees in certain of its foreign subsidiaries. Contributions to these plans are subject to various age, length of service and compensation level criteria, as well as certain limitations. For the fiscal years ended September 30, 2001, 2002 and 2003, the cost to the Company of these plans was approximately $329,000, $379,000 and $360,000, respectively.

7. OPERATING SEGMENT INFORMATION:

The Company has only one material operating segment, the design and delivery of training courses and related services, which is managed on a geographic basis. There were no sales to any individual customers that accounted for 10% or more of revenue in fiscal 2001, 2002 or 2003.

The table below presents revenues by service:

	Fiscal Year Ended September 30,
	2001	2002	2003
Instructor-led training	$227,025,000	$174,161,000	$151,897,000
CBT courses	195,000	—	—

Consolidated revenues	$227,220,000	$174,161,000	$151,897,000

The table below presents information by geographic location:

	Fiscal Year Ended September 30,
	2001	2002	2003
Revenues:
United States	$117,274,000	$87,748,000	$74,499,000
Canada	13,519,000	11,462,000	10,212,000
United Kingdom	60,349,000	46,532,000	39,290,000
Europe—other	33,479,000	26,581,000	26,205,000
Asia	2,599,000	1,838,000	1,691,000

Consolidated revenues	$227,220,000	$174,161,000	$151,897,000

Long-lived assets:
United States		$15,731,000	$13,687,000
Canada		1,333,000	1,182,000
United Kingdom		3,195,000	2,418,000
Europe—other		4,353,000	4,290,000
Asia		148,000	82,000

Consolidated long-lived assets		$24,760,000	$21,659,000

Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. VALUATION AND QUALIFYING ACCOUNTS:

Activity with respect to the Company’s allowance for doubtful accounts receivable is summarized as follows:

	Fiscal Year Ended September 30,
	2001	2002	2003
Beginning balance	$499,000	$786,000	$908,000
Charged to expense	637,000	411,000	190,000
Amounts written off	(350,000)	(289,000)	(280,000)

Ending balance	$786,000	$908,000	$818,000

9. CASH, CASH EQUIVALENTS AND INTEREST-BEARING INVESTMENTS:

Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cost approximates market value for the Company’s cash equivalents.

Long-Term Interest-Bearing Investments

Included in the balance of long-term interest-bearing investments is $8,333,000 (5,000,000 British Pounds) which has been pledged to secure the Company’s obligation under a lease for certain education center facilities in the United Kingdom. The terms of the lease require the Company to pledge a cash deposit or provide a letter of credit for the same amount as collateral for its obligations thereunder. The investment is carried at cost, which approximates market value. The Company receives interest earned by the cash deposit. The required level of the cash deposit or letter of credit will decline if certain financial ratios have been met.

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

In November 2003, the President of Learning Tree became Vice Chairman of Learning Tree’s Board of Directors (“Vice Chairman”) and a new employment agreement was established. The new employment agreement provides for the part-time employment, on an hourly basis, of the Vice Chairman and may be terminated by either party on three months written notice.

During fiscal 2001, the Company paid $170,000 for legal services performed by Guth | Christopher LLP, a law firm in which one the firm’s partners was a Director of the Company until June 2001.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

A change in independent auditors from Arthur Andersen LLP to Ernst & Young LLP was reported in a current report dated April 5, 2002.

Item 9A. CONTROLS AND PROCEDURES

Learning Tree maintains disclosure controls and procedures designed to ensure that information required to be disclosed by Learning Tree in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Learning Tree’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. As of the end of the period covered by this report, Learning Tree carried out an evaluation of the effectiveness of the design and operation of Learning Tree’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. The evaluation was conducted under the supervision of, and with the participation of, Learning Tree’s management, including Learning Tree’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, and subject to the limitations noted below, Learning Tree’s CEO and CFO concluded that Learning Tree’s disclosure controls and procedures are effective at the “reasonable assurance” level in alerting them, on a timely basis, to material information relating to Learning Tree (including its consolidated subsidiaries) that is required to be included in its periodic filings with the Securities and Exchange Commission.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides biographical information regarding the directors and executive officers of Learning Tree as of September 30, 2003. All other information regarding directors and executive officers of Learning Tree required by this item is incorporated by reference to the section entitled “Executive Officers of the Registrant” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders.

Name	Age	Title
David C. Collins	62	Chairman of the Board of Directors and Chief Executive Officer
Eric R. Garen	56	President and Director
Nicholas R. Schacht	44	Chief Operating Officer
Gary R. Wright	46	Chief Financial Officer and Secretary
Mary C. Adams	47	Vice President Administration and Investor Relations, and Assistant Secretary
W. Mathew Juechter (1)(2)	70	Director
Howard A. Bain III (1)(3)	57	Director
Curtis A. Hessler (1)	59	Director

(1)	Member of the Audit Committee, the Compensation and Stock Option Committee and the Nominating and Governance Committee.
(2)	Chairman of the Compensation and Stock Option Committee and the Nominating and Governance Committee.
(3)	Chairman of the Audit Committee.

Dr. Collins, a co-founder of Learning Tree, has been Chairman of the Board and Chief Executive Officer since Learning Tree began operations in August, 1974. Dr. Collins has a Bachelor of Science degree (with distinction) in Electrical Engineering from Stanford University, and Masters and Ph.D. degrees in Electrical Engineering from the University of Southern California.

Mr. Garen, a co-founder of Learning Tree, has served as President and as Executive Vice President of Learning Tree since Learning Tree’s business began in 1974. Mr. Garen holds a Bachelor of Science degree in Electrical Engineering from the California Institute of Technology and a Masters degree in Computer Science from the University of Southern California, earning both degrees with honors. In November 2003, Mr. Garen was elected Vice Chairman of Learning Tree’s Board of Directors by Learning Tree’s Board of Directors.

Mr. Schacht has been Chief Operating Officer of Learning Tree since September 2002. He was President of Global Learning Systems from 1999 to 2002, Group President for the Institute for International Research from 1998 to 1999, and held a variety of positions with ESI International from 1989 to 1998, culminating as its President. From 1987 to 1989, Mr. Schacht was a Research Fellow with Logistics Management Institute, and from 1981 to 1987, he was a U.S. Naval officer. Mr. Schacht holds a B.S. degree with honors from the U.S. Naval Academy, a Master’s degree in General Administration from the University of Maryland, and a Master of Science degree from The George Washington University. In November 2003, Learning Tree’s Board of Directors promoted Mr. Schacht to President and Chief Operating Officer of Learning Tree.

Mr. Wright has been Chief Financial Officer of Learning Tree since January 1995, and from January 1990 to that time he was Corporate Controller of Learning Tree. From April 1983 to January 1990, Mr. Wright was employed by The Flying Tiger Line, Inc. and its parent company, Tiger International, Inc., a publicly-held transportation company, where he held a variety of financial executive positions, including Assistant Controller and Director of Financial Reporting. Prior to April 1983, Mr. Wright worked at the public accounting firm of Arthur Andersen LLP. Mr. Wright is a certified public accountant.

Ms. Adams has served as Vice President, Administration and Investor Relations since September 1995. She began her association with Learning Tree in September 1975 and has held a variety of key positions in Learning Tree. Ms. Adams is also the President of Advanced Technology Marketing, Inc., a wholly owned subsidiary of Learning Tree. In October 2003, Ms. Adams became the Chief Administrative Officer of Learning Tree.

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

Mr. Hessler has been a director of Learning Tree since April 2003. He has been Chairman and founding Chief Executive Officer of 101communications LLC, an international publishing and educational conference company serving advanced information technology professionals, since 1998. From 1997 to 1998 he served as President and Chief Executive Officer of Quarterdeck Corporation, a software firm. From 1996 to 1997 he served as Chairman and Chief Executive Officer of I-Net, Inc., a network management services company. From 1991 to 1995 he served as Executive Vice President, Chief Financial Officer of the Times Mirror Company, a media company. From 1984 to 1991 he served as Vice Chairman and Chief Financial Officer of the Unisys Corporation, a computer and computer services company. From 1981 to 1983 he was a partner of Paul Weiss Rifkind Wharton and Garrison, a law firm. From 1977 to 1981 he held various positions with the Federal Government: Assistant Secretary of the U.S. Treasury for Economic Policy, Executive Director of the President’s Economic Policy Group and Associate Director of the Office of Management and Budget. Mr. Hessler is a graduate of Harvard College (BA, summa), Oxford University (Rhodes Scholarship), the Yale Law School (JD), and the University of California, Berkeley (MA Economics).

David C. Collins and Mary C. Adams are married. There are no other family relationships among any of the directors or executive officers of Learning Tree.

Audit Committee Financial Experts. Learning Tree’s Board of Directors has determined that Howard A. Bain III, Chairman of Learning Tree’s Audit Committee, is a financial expert because he has the following attributes: (i) an understanding of generally accepted accounting principles (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by Learning Tree’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Bain has acquired these attributes by means of having held various positions that provided relevant experience, as described above. Mr. Bain is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics. On December 4, 2002, Learning Tree’s Board of Directors adopted the “Code of Business Conduct and Ethics” for all Learning Tree employees, including its principal executive officer, principal financial officer and principal accounting officer.

Item 11. EXECUTIVE COMPENSATION

The information regarding compensation of executive officers of Learning Tree required by this item is incorporated by reference to the section entitled “Executive Compensation” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding the security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled “Certain Transactions” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with Security and Exchange Commission rules, the disclosure requirements of this Item are not effective until the Company’s fiscal year ending after December 15, 2003.

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

(b) Reports on Form 8-K

On August 8, 2003, Learning Tree International, Inc. filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by Learning Tree setting forth its results of operations for the quarter and nine months ended June 30, 2003.

(c) Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	By-Laws of the Registrant*

4.1	Specimen of Common Stock Certificate**

10.1	Amendment to Employment Agreement dated as of October 1, 1995 (previously filed**) between Learning Tree International, Inc. and Dr. David C. Collins******

10.2	Amendment to Employment Agreement dated as of October 1, 2001 (previously filed*****) between Learning Tree International, Inc. and Eric R. Garen******

10.4	Employment Agreement dated as of February 1978, as amended, between Learning Tree International, Inc. and Mary C. Adams**

10.6	Employment Agreement dated as of January 8, 1990, as amended, between Learning Tree International, Inc. and Gary R. Wright**

10.7	Form of Training Advantage Agreement*

10.8	1995 Stock Option Plan dated as of September 29, 1995**

10.9	Employment Agreement dated as of September 23, 2002, between Learning Tree International, Inc. and Nicholas R. Schacht******

10.10	1999 Stock Option Plan dated as of January 29, 1999***

10.11	Reimbursement and Indemnification Agreement dated as of September 15, 2000, between Learning Tree International, Inc. and David Collins, Eric Garen and related entities****

14.1	Learning Tree International Code of Business Conduct and Ethics******

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

23.2	Consent of Arthur Andersen LLP (copy of previously issued Consent)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

99.1	Risk Factors

*	Previously filed on October 6, 1995.
**	Previously filed on November 13, 1995.
***	Previously filed on January 29, 1999.
****	Previously filed on December 15, 2000.
*****	Previously filed on December 21, 2001.
******	Previously filed on December 16, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 17th day of December, 2003.

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

Signature	Title	Date

/s/ DAVID C. COLLINS, PH.D. David C. Collins, Ph.D.	Chairman of the Board and Chief Executive Officer (principal executive officer)	December 17, 2003

/s/ ERIC R. GAREN Eric R. Garen	Vice Chairman of the Board	December 17, 2003

/s/ GARY R. WRIGHT Gary R. Wright	Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	December 17, 2003

/s/ W. MATHEW JUECHTER W. Mathew Juechter	Director	December 17, 2003

/s/ HOWARD A. BAIN III Howard A. Bain III	Director	December 17, 2003

/s/ CURTIS A. HESSLER Curtis A. Hessler	Director	December 17, 2003