Form 10-Q
period 2003-12-31
LEARNING TREE INTERNATIONAL INC
filed 2004-02-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

or

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

The number of shares of common stock, $.0001 par value, outstanding as of February 6, 2004, is 17,096,075 shares.

Total number of pages 21

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q

December 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,663,000	$86,711,000
Trade accounts receivable, net	11,796,000	11,779,000
Prepaid marketing expenses	1,164,000	915,000
Prepaid income taxes	2,246,000	3,974,000
Prepaid expenses and other	4,213,000	5,943,000

Total current assets	107,082,000	109,322,000

Equipment, property and leasehold improvements, net	20,296,000	20,767,000
Long-term interest-bearing investments	8,929,000	8,333,000
Deferred income taxes	625,000	585,000
Other assets	1,967,000	1,902,000

Total assets	$138,899,000	$140,909,000

LIABILITIES
Current liabilities:
Trade accounts payable	$10,122,000	$12,275,000
Deferred revenue	47,258,000	50,082,000
Accrued liabilities	6,135,000	6,218,000
Income taxes payable	471,000	511,000

Total current liabilities	63,986,000	69,086,000

Deferred income taxes	575,000	575,000
Deferred facilities rent	2,146,000	2,268,000

Total liabilities	66,707,000	71,929,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value, 75,000,000 shares authorized, 17,081,000 and 17,108,000 shares issued and outstanding, respectively	2,000	2,000
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	—	9,000
Cumulative foreign currency translation	839,000	(473,000)
Retained earnings	71,351,000	69,442,000

Total stockholders’ equity	72,192,000	68,980,000

Total liabilities and stockholders’ equity	$138,899,000	$140,909,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2003	2002
Revenues	$39,867,000	$41,759,000
Cost of revenues	18,407,000	18,888,000

Gross profit	21,460,000	22,871,000

Operating expenses:
Course development	1,997,000	2,075,000
Sales and marketing	10,478,000	10,006,000
General and administrative	5,765,000	6,196,000

	18,240,000	18,277,000

Income from operations	3,220,000	4,594,000

Other income (expense):
Interest expense	—	(3,000)
Interest income	361,000	564,000
Foreign exchange	123,000	64,000
Other	4,000	5,000

	488,000	630,000

Income before provision for income taxes	3,708,000	5,224,000
Provision for income taxes	1,317,000	1,855,000

Net income	$2,391,000	$3,369,000

Earnings per common share	$0.14	$0.19

Earnings per common share assuming dilution	$0.14	$0.19

Weighted average number of shares outstanding	17,083,000	17,748,000

Diluted shares outstanding	17,129,000	17,825,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	RETAINED EARNINGS	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, September 30, 2002	18,127,000	$2,000	$—	$(2,887,000)	$79,615,000	$76,730,000

Comprehensive income:
Net income	—	—	—	—	3,369,000	3,369,000
Foreign currency translation	—	—	—	989,000	—	989,000

Comprehensive income						4,358,000
Stock options issued for services	—	—	5,000	—	—	5,000
Stock repurchases	(746,000)	—	(96,000)	—	(10,570,000)	(10,666,000)
Stock option exercises	7,000	—	80,000	—	—	80,000
Tax benefit related to stock option exercises	—	—	11,000	—	—	11,000

Balance, December 31, 2002	17,388,000	$2,000	$—	$(1,898,000)	$72,414,000	$70,518,000

Balance, September 30, 2003	17,108,000	$2,000	$9,000	$(473,000)	$69,442,000	$68,980,000

Comprehensive income:
Net income	—	—	—	—	2,391,000	2,391,000
Foreign currency translation	—	—	—	1,312,000	—	1,312,000

Comprehensive income						3,703,000
Stock options issued for services	—	—	5,000	—	—	5,000
Stock repurchases	(33,000)	—	(79,000)	—	(482,000)	(561,000)
Stock option exercises	6,000	—	57,000	—	—	57,000
Tax benefit related to stock option exercises	—	—	8,000	—	—	8,000

Balance, December 31, 2003	17,081,000	$2,000	$—	$839,000	$71,351,000	$72,192,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2003	2002
Cash flows—operating activities:
Net income	$2,391,000	$3,369,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,703,000	1,989,000
Unrealized foreign exchange gains	(229,000)	(149,000)
Losses (gains) on disposals of equipment and leasehold improvements	4,000	(5,000)
Deferred facilities rent charges	(135,000)	(21,000)
Change in net assets and liabilities:
Trade accounts receivable	514,000	358,000
Prepaid marketing expenses	(215,000)	719,000
Prepaid expenses and other	1,939,000	747,000
Income taxes	1,626,000	1,610,000
Trade accounts payable	(2,630,000)	(3,416,000)
Deferred revenue	(4,356,000)	(3,300,000)
Other accrued liabilities	(267,000)	303,000

Net cash provided by operating activities	345,000	2,204,000

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(742,000)	(417,000)
Retirements of equipment and leasehold improvements	4,000	70,000
Other, net	(15,000)	29,000

Net cash used in investing activities	(753,000)	(318,000)

Cash flows—financing activities:
Proceeds from exercise of stock options	57,000	80,000
Repurchases of Common Stock	(561,000)	(10,666,000)

Net cash used in financing activities	(504,000)	(10,586,000)

Effects of exchange rates on cash	1,864,000	1,266,000

Net increase (decrease) in cash and cash equivalents	952,000	(7,434,000)
Cash and cash equivalents at the beginning of the period	86,711,000	96,897,000

Cash and cash equivalents at the end of the period	$87,663,000	$89,463,000

Supplemental disclosures:
Income taxes paid	$761,000	$785,000

Interest paid	$—	$—

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 Operations and Significant Accounting Policies:

The accompanying condensed consolidated financial statements have been prepared by Learning Tree International, Inc. (“Learning Tree”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003 that are contained in Learning Tree’s 2003 Annual Report on Form 10-K. Learning Tree’s business is subject to substantial risk and fluctuations in earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In the second quarter of fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30 to the Friday nearest the end of September.

Note 2 Computation of Earnings per Common Share and Earnings per Common Share Assuming Dilution:

Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 46,000 shares and 77,000 shares were added to the weighted average number of shares outstanding for the three-month periods ended December 31, 2003 and 2002, respectively. Approximately 1,462,000 and 1,711,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the three-month periods ended December 31, 2003 and 2002, respectively, because they were antidilutive.

Note 3 Repurchase of Company Stock:

During the first quarter of fiscal 2004, Learning Tree repurchased approximately 33,000 shares of its Common Stock on the open market at a total cost of $561,000. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Note 4 Employee Stock Options:

Learning Tree uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized for stock options granted to employees during the first quarter of fiscal 2004 and 2003. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per common share would have been reduced to the pro forma amounts below:

	THREE MONTHS ENDED
	DECEMBER 31, 2003	DECEMBER 31, 2002
Net income, as reported	$2,391,000	$3,369,000
Less: stock-based employee compensation cost, at estimated fair value, net of tax	(440,000)	(497,000)

Pro forma net income	$1,951,000	$2,872,000

As reported:
Earnings per common share	$.14	$.19
Earnings per common share assuming dilution	$.14	$.19
Pro forma:
Earnings per common share	$.11	$.16
Earnings per common share assuming dilution	$.11	$.16

The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the quarters ended December 31, 2003 and December 31, 2002, with the following assumptions: risk-free interest rates of 1.9% and 2.1%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 41%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during the first quarter of fiscal 2004 was $4.61, and during the first quarter of fiscal 2003 was $3.92.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical statements and discussions, this discussion consists of “forward-looking statements.” All plans, projections and future estimates are forward-looking statements, which in some, but not all, cases, are identified by words such as “anticipate,” “estimate,” “project,” “believe,” “expect” and similar expressions. Please do not put undue reliance on forward-looking statements. Forward-looking statements are based on certain factors and assumptions about future risks and uncertainties. Many, but not all, of these factors and assumptions are identified in Exhibit 99.1, “Risk Factors” to Learning Tree International, Inc.’s (“Learning Tree’s”) Annual Report on Form 10-K (“Exhibit 99.1”). Although Learning Tree believes that the assumptions are reasonable, it is likely that at least some of the forward-looking statements will not come true. Accordingly, Learning Tree’s actual results will differ from those suggested by any forward-looking statement, and those differences could be material. Factors that could cause or contribute to such differences include, among others, those factors included under “Risk Factors” in Exhibit 99.1, as well as those discussed in other places in Learning Tree’s filings with the Securities and Exchange Commission. For example, actual results could differ materially from those projected as a result of Learning Tree’s dependence on the timely development, introduction and customer acceptance of courses and products; risks in technology development and introduction; risks associated with competition from e-learning; the impact of competition and pricing pressures; Learning Tree’s ability to attract and retain key management and other personnel; risks associated with international operations, including currency fluctuations; the effect of changing economic conditions; Learning Tree’s ability to maintain its current operating margins; the effect of adverse weather conditions, strikes, acts of war or terrorism; and other external events. Should one or more of these risks, or any other risk, materialize, or should one or more of the underlying assumptions prove to be incorrect, Learning Tree’s actual results may vary materially from those anticipated, estimated, expected or projected. In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct. Learning Tree does not undertake any obligation to update forward-looking statements.

OVERVIEW

Learning Tree is a leading worldwide vendor-independent provider of training to technology professionals and managers working in business and government organizations. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-size companies.

Learning Tree offers a broad, proprietary library of intensive instructor-led courses ranging from two days to five days in duration. At December 31, 2003, this library was comprised of 151 different course titles representing over 3,800 hours of training. Learning Tree courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, management and key business skills.

As a leading vendor-independent provider of technology and management training, Learning Tree designs its own courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

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

RESULTS OF OPERATIONS

In the first quarter of fiscal 2004, Learning Tree’s revenues decreased by 5% to $39.9 million from $41.8 million for the corresponding quarter of fiscal 2003. Income from operations for the first quarter of fiscal 2004 was $3.2 million compared to $4.6 million for the same quarter of fiscal 2003. Net income for the first quarter of fiscal 2004 was $2.4 million compared to $3.4 million for the same quarter of fiscal 2003.

Revenues. The decrease in Learning Tree’s revenues in the first quarter of fiscal 2004 is due to a decline in the number of course participants. During the first quarter of fiscal 2004, Learning Tree trained 22,890 effective course participants, an 11% decrease from the prior year’s 25,765 course participants. Learning Tree believes that the sluggishness in the corporate technology sector continues to result in year-over-year declines in spending on technology training.

For the first quarter of fiscal 2004, revenues reflect an 8% increase in average revenue per attendee. Approximately 7% of the improvement was due to changes in foreign exchange rates. The remaining improvement was primarily due to an increase in the proportion of course participants using “Training Vouchers” compared to those using “Training Passports.” Training Vouchers are discounted less from list prices than Training Passports.

Cost of Revenues. Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments. Learning Tree has structured its business so that the majority of its course costs are variable and depend primarily upon the number of course events conducted. Learning Tree schedules its course events throughout the year based on its assessment of demand. Since Learning Tree’s instructors typically work full-time in business and industry and teach Learning Tree course events as needed, Learning Tree’s instructor-related costs are largely variable. Learning Tree’s expenses associated with its own education centers are largely fixed. However, Learning Tree can moderate its overall facility expenses to some extent by varying its use of rented hotel and conference facilities.

The cost of revenues for the first quarter of fiscal 2004 was $18.4 million compared to $18.9 million for the first quarter of fiscal 2003. This decrease primarily reflects a 10% decrease in the number of course events conducted during the first quarter of fiscal 2004. During the first quarter of fiscal 2004, Learning Tree presented 1,727 effective course events compared to 1,921 course events during the same period in fiscal 2003. The decrease in the cost of revenues also reflects the effect of Learning Tree’s continuing cost reduction and control measures. These savings were partially offset by the impact of foreign exchange rate changes, which increased foreign costs when translated to dollars. The gross profit percentage was not significantly affected by changes in exchange rates since such changes also increased first quarter fiscal 2004 revenues by approximately the same percentage.

During the first quarter of fiscal 2004, the cost of revenues increased to 46.2% of revenues compared to 45.2% in the first quarter of fiscal 2003. In the first quarter of fiscal 2004, excluding the impact of exchange rates, the cost of revenues as a percentage of revenues reflects a 2% increase in the average cost per event and a 1% decrease in average revenue per event compared to the first quarter of fiscal 2003. The increase in the average cost per event primarily reflects the impact of reduced utilization of Learning Tree’s education centers and course equipment, as well as other fixed costs which were spread over fewer events. This increase was partially offset by the results of Learning Tree’s continuing cost reduction and control measures, including a reduction in instructor-related costs, the adjustment of staffing levels and less course equipment depreciation. The decrease in average revenue per event reflects a lower average number of attendees per event in courses held at customer sites, partially offset by the increase in average revenue per attendee discussed above.

Course Development Expenses. Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred, and are included in course development expenses. In fiscal 2003, course development expenses also included all costs of Learning Tree’s e-learning research and development activities, which were terminated in the second quarter of that year.

In the first quarters of fiscal 2004 and fiscal 2003, course development expenses were 5.0% of revenues. Absolute expenditures on course development decreased to $2.0 million in the first quarter of fiscal 2004 compared to $2.1 million for the first quarter of fiscal 2003. This decrease primarily reflects cost reductions realized in author-related expenses, as well as the termination of all e-learning research and development activities in the second quarter of fiscal 2003.

At the end of the first quarter of fiscal 2004, Learning Tree offered 151 course titles compared to 146 a year earlier. During the first quarter of fiscal 2004, Learning Tree retired seven old titles and introduced six new titles on topics such as Wi-Fi Networking, Time Management, Presentation Skills and Windows Server 2003. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their technological content.

Learning Tree expects to have approximately 151 course titles at the end of the second quarter of fiscal 2004. The actual number of course titles that Learning Tree will execute, and their delivery dates, are subject to the rate of new technological developments and perceived customer demand. Thus Learning Tree may or may not develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its course library.

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

For the first quarter of fiscal 2004, sales and marketing expenses were 26.3% of revenues compared to 24.0% in the first quarter of fiscal 2003. This increase reflects the combined effect of the decline in revenues and an increase in expenditures on sales and marketing compared to the same period in the prior year. During the first quarter of fiscal 2004, sales and marketing expenditures were $10.5 million compared to $10.0 million in the first quarter of the prior year. This increase primarily reflects the effect of changes in foreign exchange rates and an increase in marketing activities. The increase was partially offset by a reduction in sales staffing levels and lower selling commissions. Learning Tree generally has the ability to adjust its expenditures for sales and marketing depending on its expectations of future customer demand, market conditions, strategic objectives and other factors. However, if Learning Tree’s expectations prove to be wrong, any significant revenue shortfall would have a material adverse effect on Learning Tree’s results of operations.

General and Administrative Expenses. As a percentage of revenue, general and administrative costs decreased to 14.5% in the first quarter of fiscal 2004 from 14.8% in the first quarter of fiscal 2003. This improvement reflects a reduction in absolute general and administrative expenditures, partially offset by the effect of lower revenues for the quarter. General and administrative expenses decreased in the first quarter of fiscal 2004 to $5.8 million from $6.2 million in the first quarter of fiscal 2003. This improvement primarily reflects Learning Tree’s cost reduction and control measures, including reduced staffing levels, partially offset by the effects of changes in foreign exchange rates.

Other Income (Expense). Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In the first quarter of fiscal 2004, other income (expense) decreased to income of $488,000 from $630,000 for the first quarter of fiscal 2003. This decrease is primarily the result of a $203,000 decrease in interest income which was partially offset by an increase in foreign exchange gains. The decrease in interest income primarily reflects lower interest rates compared to a year ago.

Learning Tree recorded a foreign exchange gain of $123,000 in the first quarter of fiscal 2004 compared to a foreign exchange gain of $64,000 in the first quarter of fiscal 2003. These transaction gains and losses arose from receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

Income Taxes. In the first quarter of fiscal 2004, the provision for income taxes decreased $538,000 to $1.3 million compared to $1.9 million for the first quarter of fiscal 2003. The decrease in the income tax provision reflects the decrease in taxable income.

FLUCTUATIONS IN QUARTERLY RESULTS

Historically, Learning Tree’s quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as the frequency and availability of course events; the number of weeks in a quarter during which courses can be conducted; the timing, timely delivery, frequency and size of, and response to Learning Tree’s direct mail marketing and advertising campaigns; the timing of the introduction of new course titles; the mix between course events held at customer sites and course events held in Learning Tree’s education centers and hotels; competitive forces within current and anticipated future markets served by Learning Tree; Learning Tree’s ability to attract customers and meet their expectations; currency fluctuations and other risks inherent in international operations; natural disasters, external strikes, acts of war or terrorism and other external factors; and general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results may also occur as a result of differences in the timing of Learning Tree’s spending on development and marketing of its courses and receiving revenues from its customers. See Exhibit 99.1, “Risk Factors” to Learning Tree’s Annual Report on Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Learning Tree’s cash and cash equivalents increased to $87.7 million at December 31, 2003 from $86.7 million at September 30, 2003. This increase reflects the favorable effect of exchange rates on cash and cash provided by operations, partially offset by investments in equipment and facilities and repurchases of Learning Tree’s Common Stock.

During the first quarter of fiscal 2004, Learning Tree repurchased approximately 33,000 shares of its Common Stock for approximately $561,000. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Cash provided by operations for the first quarter of fiscal 2004 was $345,000 compared to $2.2 million in the first quarter of fiscal 2003. This decrease primarily reflects lower profitability and reductions in advance payments by customers. At December 31, 2003, Learning Tree had a net working capital balance of $43.1 million.

During the first quarter of fiscal 2004, Learning Tree invested $742,000 in equipment and facilities compared to $417,000 in the first quarter of fiscal 2003. The investments in the first quarter of fiscal 2004 primarily relate to purchases of course equipment. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2004, Learning Tree had no material future purchase obligations, capital commitments or debt as of December 31, 2003. Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of Learning Tree’s financial condition and results of operations is based upon Learning Tree’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following list of critical accounting policies is not intended to be a comprehensive list of all of Learning Tree’s accounting policies. Learning Tree’s significant accounting policies are more fully described in Learning Tree’s Annual Report on Form 10-K in Note 1 of “Notes to Consolidated Financial Statements.” The following represents a summary of Learning Tree’s critical accounting policies, defined as those policies that Learning Tree believes are the most important to the portrayal of Learning Tree’s financial condition and results of operations, and/or require management’s significant judgments and estimates.

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

Learning Tree offers its customers a multiple-course sales discount referred to as a Training Passport. A Training Passport allows an individual passport holder to attend up to a specified number of Learning Tree courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in one of Learning Tree’s courses is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses passport holders will actually attend. Upon expiration of a Training Passport, Learning Tree records the difference, if any, between the revenues previously recognized and the Training Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events that Training Passport holders have been attending. The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by Learning Tree. If the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted. Learning Tree believes it is appropriate to recognize revenues on this basis in order to most closely match revenue and related costs, as the substantial majority of its Passport holders do not attend the maximum number of course events permitted under their Training Passport. Learning Tree believes that the use of historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by the tens of thousands of Passport holders since the inception of the program in fiscal 1993. Although Learning Tree has seen no material changes in the historical rates as the number of course titles has changed, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

Learning Tree also offers a multiple-course sales discount referred to as Training Vouchers. Under Learning Tree’s Training Vouchers, a customer buys the right to send a specified number of attendees to Learning Tree courses over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. If a Training Voucher expires unused, Learning Tree records the selling price of the expired Training Voucher as revenue.

Prepaid Marketing Expenses. Prepaid marketing expenses are charged to income in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable.

Course Development Costs. Course development costs are charged to operations in the period incurred.

Stock Based Compensation. Learning Tree uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized during fiscal 2003 and fiscal 2004 for stock options granted to employees.

Facilities, Intangible and Other Long-Lived Assets. Learning Tree periodically reviews the carrying value of its facilities, intangible and other long-lived assets to identify and assess any impairment of the carrying value.

Income Taxes. Learning Tree applies SFAS No. 109 “Accounting for Income Taxes,” in accounting for income taxes. Under SFAS No. 109, deferred income tax assets and liabilities arise from carryforwards and from temporary differences between the tax basis of assets and liabilities and the book basis of such assets and liabilities as reported in the financial statements. Deferred income tax assets arise from expected reductions in taxes payable in future periods. Deferred tax assets reflect management’s estimate of the amounts that will be realized from future profitability and can be predicted with reasonable certainty. Deferred income tax liabilities represent taxes that Learning Tree expects to pay in future periods. See Note 2 of “Notes to Consolidated Financial Statements” to Learning Tree’s Annual Report on Form 10-K.

OUTLOOK FOR FISCAL 2004

Throughout this document, there have been various forward-looking statements. However, all of the statements in this section are forward-looking and are subject to various risks and uncertainties, including those detailed from time to time in Learning Tree’s filings with the Securities and Exchange Commission, including Learning Tree’s Annual Report on Form 10-K and in Exhibit 99.1, “Risk Factors.” Since economic and market conditions may change at any time, Learning Tree’s future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

Recent Trends. During this, Learning Tree’s 30th year, Learning Tree continues to focus on enhancing quality levels in its core strengths: its expert instructors, proprietary content library, state-of-the-art classrooms and its worldwide course delivery systems. As part of Learning Tree’s historic practice of providing its attendees with state-of-the-art facilities and equipment, Learning Tree is continuing to improve its classroom environment and infrastructure. Learning Tree’s participants’ evaluations of the quality of its instructors and courses during the first quarter of fiscal 2004, again resulted in record high customer satisfaction ratings.

Learning Tree believes that its business will continue to be influenced by world events, the economy and spending trends in the corporate marketplace. As a result, future quarterly revenues could continue at depressed levels.

Beginning with the second quarter of fiscal 2004, Learning Tree has adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30 to the Friday nearest the end of September. Accordingly, each fiscal quarter will end on the Friday nearest the end of the corresponding calendar quarter. Learning Tree made this change in order to better align its external financial reporting with the way Learning Tree operates its business. Learning Tree does not expect this change to have a significant effect on its fiscal 2004 reported results or their comparability to prior periods.

Effect of Exchange Rates. Approximately half of Learning Tree’s business is conducted in currencies other than US dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If current exchange rates remain stable through the remainder of fiscal 2004, Learning Tree’s revenues would be favorably affected by approximately 7% in the second quarter and approximately 6% for the full fiscal year compared to the corresponding periods in fiscal 2003. Conversely, Learning Tree’s foreign currency denominated expenses would be unfavorably affected by similar percentages in these periods.

Second Quarter 2004 Revenues. A number of factors may influence Learning Tree’s revenues in the second fiscal quarter ending April 2, 2004. These include the following:

•	Learning Tree has yet to see any sustained improvement in demand from its customers.

•	At December 31, 2003, Learning Tree’s backlog of $27.8 million was 9% higher than it had been on December 31, 2002, and included a 7% favorable effect from changes in foreign exchange rates. A month later, at January 31, 2004, Learning Tree’s overall backlog of $29.9 million was 1% higher than at January 31, 2003. At January 31, 2004, the sum of Learning Tree’s revenues for January courses plus Learning Tree’s backlog for courses in February and March was 5% higher than it was at January 31, 2003. These January 31, 2004 backlogs include the favorable effect of changes in foreign exchange rates of 6%.

Based on these factors, Learning Tree believes that its revenues in the second quarter of fiscal 2004 will be approximately $34.7 million to $35.7 million compared to revenues of $35.1 million in the second quarter of fiscal 2003.

Second Quarter Gross Profit. Learning Tree expects its gross profit percentage in the second quarter of fiscal 2004 to be similar to that in the second quarter of fiscal 2003.

Second Quarter Operating Expenses. Learning Tree expects its operating expenses to be approximately $1.9 million to $2.1 million higher than in the second quarter of fiscal 2003. Approximately $1.2 million of that increase is expected to result from year-over-year changes in foreign exchange rates. The remainder of that increase is expected to result from a recent decision to increase sales and marketing expenditures. Learning Tree expects these increases to be partly offset by savings in general and administrative, selling and course development expenses resulting from its continuing cost reduction and control measures.

Learning Tree’s decision to increase sales and marketing expenditures by approximately $1.4 million in the second quarter of fiscal 2004 compared with the same period of fiscal 2003 excludes the effect of changes in foreign exchange rates. Although Learning Tee has yet to see increased demand for technology training, it will be increasing mail quantities and other marketing activities beginning in its second quarter of fiscal 2004 with the goal of positioning Learning Tree for future growth in market share.

In the second quarter of fiscal 2004, Learning Tree’s operating results will reflect the costs related to these increased sales and marketing activities. However, even if Learning Tree’s increased marketing efforts are successful, it does not expect these marketing expenditures to result in a material increase in revenues for the second quarter of fiscal 2004, because time elapses between Learning Tree’s marketing expenditures and any resulting course attendances. Generally, Learning Tree’s sales and marketing expenditures in the second quarter will primarily affect revenues in its third and fourth quarters. However, there can be no assurance that Learning Tree’s decision to increase these expenditures will produce a positive return.

Second Quarter Interest Income. Interest income reflects changes in interest rates, as well as changes in Learning Tree’s cash balances. Learning Tree expects second quarter interest income to be approximately the same as it was in the first quarter of fiscal 2004.

2004 Tax Rate. Learning Tree estimates that its tax rate in fiscal 2004 will be approximately 35.5%.

Future Outlook. Learning Tree currently expects to report a loss in the second quarter. However, if Learning Tree’s increased investment in selling and marketing activities generates a sufficient number of additional course participants, Learning Tree believes that it will return to profitability in the third quarter of fiscal 2004. Although Learning Tree currently plans to continue its increased level of sales and marketing expenditures into its third and fourth quarters of fiscal 2004, it will closely monitor the effectiveness of its selling and marketing activities and adjust its future plans, as appropriate.

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

Item 4. CONTROLS AND PROCEDURES

Learning Tree maintains disclosure controls and procedures designed to ensure that information required to be disclosed by Learning Tree in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Learning Tree’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. As of the end of the period covered by this report, Learning Tree carried out an evaluation of the effectiveness of the design and operation of Learning Tree’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. The evaluation was conducted under the supervision of, and with the participation of, Learning Tree’s management, including Learning Tree’s Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”). Based upon that evaluation, and subject to the limitations noted below, Learning Tree’s CEO and PFO concluded that Learning Tree’s disclosure controls and procedures are effective at the “reasonable assurance” level in alerting them, on a timely basis, to material information relating to Learning Tree (including its consolidated subsidiaries) that is required to be included in its periodic filings with the Securities and Exchange Commission.

Since the most recent evaluation of Learning Tree’s internal control over financial reporting by Learning Tree’s CEO and PFO, there have been no significant changes in its internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, Learning Tree’s internal control over financial reporting.

Learning Tree’s management, including its CEO and PFO, does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Learning Tree have been detected. These inherent limitations include the reality that judgments and decisions can be wrong, although made in good faith in light of the information available at the time, and that breakdowns can result from inadvertent errors or mistakes or by management override of the controls. Additionally, controls can be disrupted and circumvented by the bad faith acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future circumstances. To maintain adequate and efficient controls, over time, Learning Tree’s CEO and PFO periodically review Learning Tree’s internal and disclosure controls with other members of Learning Tree’s management and update controls and systems as needed.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits –

10.2	Employment Agreement dated as of November 16, 2003, between Learning Tree International, Inc. and Eric R. Garen

10.9	Employment Agreement dated as of November 16, 2003, between Learning Tree International, Inc. and Nicholas R. Schacht

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and President (Principal Financial Officer)

b) Reports on Form 8-K

On November 20, 2003, Learning Tree International, Inc. filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by Learning Tree setting forth its results of operations for the quarter and fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

Dated: February 10, 2004	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
President
(Principal Financial Officer and Duly Authorized Officer)