Form 10-Q
period 2004-04-02
LEARNING TREE INTERNATIONAL INC
filed 2004-05-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2004

or

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

Registrant’s telephone number, including area code. (310) 417-9700

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

The number of shares of common stock, $.0001 par value, outstanding as of May 3, 2004, is 17,023,761 shares.

Total number of pages 23

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q

April 2, 2004

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,893,000	$86,711,000
Trade accounts receivable, net	12,240,000	11,779,000
Prepaid marketing expenses	950,000	915,000
Prepaid income taxes	4,235,000	3,974,000
Prepaid expenses and other	4,673,000	5,943,000

Total current assets	103,991,000	109,322,000

Equipment, property and leasehold improvements, net	22,070,000	20,767,000
Long-term interest-bearing investments	9,091,000	8,333,000
Deferred income taxes	638,000	585,000
Other assets	998,000	1,902,000

Total assets	$136,788,000	$140,909,000

LIABILITIES
Current liabilities:
Trade accounts payable	$10,376,000	$12,275,000
Deferred revenue	48,801,000	50,082,000
Accrued liabilities	5,979,000	6,218,000
Income taxes payable	306,000	511,000

Total current liabilities	65,462,000	69,086,000

Deferred income taxes	575,000	575,000
Deferred facilities rent	2,085,000	2,268,000

Total liabilities	68,122,000	71,929,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value, 75,000,000 shares authorized, 17,024,000 and 17,108,000 shares issued and outstanding, respectively	2,000	2,000
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	32,000	9,000
Cumulative foreign currency translation	535,000	(473,000)
Retained earnings	68,097,000	69,442,000

Total stockholders’ equity	68,666,000	68,980,000

Total liabilities and stockholders’ equity	$136,788,000	$140,909,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2004	March 31, 2003	April 2, 2004	March 31, 2003
Revenues	$35,729,000	$35,062,000	$75,596,000	$76,821,000
Cost of revenues	18,475,000	17,452,000	36,882,000	36,340,000

Gross profit	17,254,000	17,610,000	38,714,000	40,481,000

Operating expenses:
Course development	2,078,000	2,117,000	4,075,000	4,192,000
Sales and marketing	13,403,000	11,069,000	23,881,000	21,075,000
General and administrative	6,046,000	6,031,000	11,811,000	12,227,000

	21,527,000	19,217,000	39,767,000	37,494,000

Income (loss) from operations	(4,273,000)	(1,607,000)	(1,053,000)	2,987,000

Other income (expense):
Interest expense	—	(1,000)	—	(4,000)
Interest income	337,000	509,000	698,000	1,073,000
Foreign exchange	459,000	151,000	582,000	215,000
Other	218,000	24,000	222,000	29,000

	1,014,000	683,000	1,502,000	1,313,000

Income (loss) before provision for income taxes	(3,259,000)	(924,000)	449,000	4,300,000
Provision (benefit) for income taxes	(1,158,000)	(328,000)	159,000	1,527,000

Net income (loss)	$(2,101,000)	$(596,000)	$290,000	$2,773,000

Earnings (loss) per common share	$(0.12)	$(0.03)	$0.02	$0.16

Earnings (loss) per common share assuming dilution	$(0.12)	$(0.03)	$0.02	$0.16

Weighted average number of shares outstanding	17,064,000	17,371,000	17,073,000	17,560,000

Diluted shares outstanding	17,064,000	17,371,000	17,117,000	17,616,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	RETAINED EARNINGS	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, September 30, 2002	18,127,000	$2,000	$—	$(2,887,000)	$79,615,000	$76,730,000
Comprehensive income:
Net income	—	—	—	—	2,773,000	2,773,000
Foreign currency translation	—	—	—	1,101,000	—	1,101,000

Comprehensive income						3,874,000
Stock options issued for services	—	—	10,000	—	—	10,000
Stock repurchases	(800,000)	—	(110,000)	—	(11,214,000)	(11,324,000)
Stock option exercises	23,000	—	204,000	—	—	204,000
Tax benefit related to stock option exercises	—	—	37,000	—	—	37,000

Balance, March 31, 2003	17,350,000	$2,000	$141,000	$(1,786,000)	$71,174,000	$69,531,000

Balance, September 30, 2003	17,108,000	$2,000	$9,000	$(473,000)	$69,442,000	$68,980,000
Comprehensive income:
Net income	—	—	—	—	290,000	290,000
Foreign currency translation	—	—	—	1,008,000	—	1,008,000

Comprehensive income						1,298,000
Stock options issued for services	—	—	6,000	—	—	6,000
Stock repurchases	(119,000)	—	(398,000)	—	(1,635,000)	(2,033,000)
Stock option exercises	35,000	—	396,000	—	—	396,000
Tax benefit related to stock option exercises	—	—	19,000	—	—	19,000

Balance, April 2, 2004	17,024,000	$2,000	$32,000	$535,000	$68,097,000	$68,666,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	April 2, 2004	March 31, 2003
Cash flows—operating activities:
Net income	$290,000	$2,773,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,285,000	3,899,000
Unrealized foreign exchange gains	(522,000)	(435,000)
Gain on liquidation of minority interest investment	(203,000)	—
Losses (gains) on disposals of equipment and leasehold improvements	4,000	(15,000)
Deferred facilities rent charges	(192,000)	(52,000)
Change in net assets and liabilities:
Trade accounts receivable	(47,000)	853,000
Prepaid marketing expenses	(15,000)	784,000
Prepaid expenses and other	381,000	66,000
Income taxes	(474,000)	276,000
Trade accounts payable	(2,423,000)	(1,261,000)
Deferred revenue	(2,997,000)	(3,989,000)
Other accrued liabilities	797,000	331,000

Net cash (used in) provided by operating activities	(2,116,000)	3,230,000

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(4,188,000)	(789,000)
Retirements of equipment and leasehold improvements	9,000	89,000
Liquidation of minority interest investment	1,203,000	—
Other, net	(51,000)	111,000

Net cash used in investing activities	(3,027,000)	(589,000)

Cash flows—financing activities:
Proceeds from exercise of stock options	396,000	204,000
Repurchases of Common Stock	(2,033,000)	(11,324,000)

Net cash used in financing activities	(1,637,000)	(11,120,000)

Effects of exchange rates on cash	1,962,000	1,754,000

Net decrease in cash and cash equivalents	(4,818,000)	(6,725,000)
Cash and cash equivalents at the beginning of the period	86,711,000	96,897,000

Cash and cash equivalents at the end of the period	$81,893,000	$90,172,000

Supplemental disclosures:
Income taxes paid	$1,388,000	$2,296,000

Interest paid	$—	$2,000

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

In the second quarter of fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30 to the Friday nearest the end of September, which for fiscal year 2004 will be October 1, 2004. Thus, these unaudited condensed consolidated financial statements report Learning Tree’s financial position as of April 2, 2004 and September 30, 2003, its results of operations for the three and six months ended April 2, 2004 and March 31, 2003 and its cash flows for the six months ended April 2, 2004 and March 31, 2003.

Note 2 Computation of Earnings per Common Share and Earnings per Common Share Assuming Dilution:

Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 44,000 shares and 56,000 shares were added to the weighted average number of shares outstanding for the six month periods ended April 2, 2004 and March 31, 2003, respectively. For the second quarters of fiscal 2004 and fiscal 2003, all of the 1,825,000 and 2,230,000 outstanding stock options, respectively, were excluded from the calculation of loss per common share assuming dilution because they were antidilutive due to the net losses.

Note 3 Repurchase of Company Stock:

During the second quarter of fiscal 2004, Learning Tree repurchased approximately 87,000 shares of its Common Stock on the open market at a total cost of $1,473,000. During the six months ended April 2, 2004, Learning Tree repurchased approximately 119,000 shares of its Common Stock on the open market at a total cost of $2,033,000. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Note 4 Employee Stock Options:

Learning Tree uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, during the first six months of fiscal 2004 and 2003, no compensation cost was recognized for stock options granted to employees. Had compensation cost for employee stock options been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 2, 2004	March 31, 2003	April 2, 2004	March 31, 2003
Net income (loss), as reported	$(2,101,000)	$(596,000)	$290,000	$2,773,000
Less: stock-based employee compensation cost, at estimated fair value, net of tax	(435,000)	(500,000)	(875,000)	(1,000,000)

Pro forma net income (loss)	$(2,536,000)	$(1,096,000)	$(585,000)	$1,773,000

As reported:
Earnings (loss) per common share	$(.12)	$(.03)	$.02	$.16
Earnings (loss) per common share assuming dilution	$(.12)	$(.03)	$.02	$.16
Pro forma:
Earnings (loss) per common share	$(.15)	$(.06)	$(.03)	$.10
Earnings (loss) per common share assuming dilution	$(.15)	$(.06)	$(.03)	$.10

The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted. During the quarter and six months ended April 2, 2004, the pro forma amounts were calculated using the following assumptions: risk-free interest rate of 1.9%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 41%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during the quarter and six months ended April 2, 2004 was $4.61. For options granted during the quarter and six months ended March 31, 2003, respectively, the pro forma amounts were calculated using the following assumptions: risk-free interest rates of 1.7% and 2.0%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 41%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during the quarter and six months ended March 31, 2003 was $3.40 and $3.81, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical statements, the matters addressed in the discussion which follows are forward-looking statements. Please do not put undue reliance on these forward-looking statements, since they are based on key assumptions about future risks and uncertainties. Although Learning Tree International, Inc. (“Learning Tree”) believes that its assumptions are reasonable, inevitably some will prove to be incorrect. As a result, Learning Tree’s actual future results can be expected to differ from those in the discussion that follows, and those differences may be material. Learning Tree is not undertaking any obligation to update forward-looking statements.

In order to help the reader assess the major risks in Learning Tree’s business, Learning Tree has identified many, but not all, of these risks in Exhibit 99.1, “Risk Factors” to Learning Tree’s Annual Report on Form 10-K (“Exhibit 99.1”). Please read that exhibit carefully. Some of the factors discussed in Exhibit 99.1 that could affect Learning Tree include risks associated with:

•	The timely development, introduction, and customer acceptance of Learning Tree’s courses;

•	Competition;

•	International operations, including currency fluctuations;

•	Changing economic and market conditions;

•	Technology development and new technology introduction;

•	Efficient delivery and scheduling of Learning Tree’s courses;

•	Adverse weather conditions, strikes, acts of war or terrorism and other external events; and

•	Attracting and retaining qualified personnel.

OVERVIEW

Nature of the Business. Learning Tree is a leading worldwide vendor-independent provider of training to technology professionals and managers working in business and government organizations. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-size companies.

Learning Tree offers a broad, proprietary library of intensive instructor-led courses ranging from two days to five days in duration. At April 2, 2004, this library was comprised of 150 different course titles representing over 3,700 hours of training. Learning Tree courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, management and key business skills.

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

Learning Tree’s courses are recommended for one to two semester hours of college credit by the American Council on Education. In addition, Learning Tree is on the National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

The actual number of course titles that Learning Tree will execute, and their delivery dates, are subject to the rate of new technological developments and perceived customer demand. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their content. Thus Learning Tree may or may not develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its course library.

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

Learning Tree adjusts its expenditures for sales and marketing depending on its strategic objectives, which generally include an assessment of Learning Tree’s expectations for influencing future customer demand, market conditions and other factors. However, if Learning Tree’s expectations regarding the results of its marketing efforts prove to be wrong, any significant revenue shortfall would have a material adverse effect on Learning Tree’s results of operations.

Recent Trends. Learning Tree believes that its business continues to be influenced by world events, the economy and spending trends in the corporate marketplace. Learning Tree attendee levels in the first and second quarters of fiscal 2004 were lower than the comparable periods in fiscal 2003, and future quarterly attendee levels could continue at depressed levels. In the second quarter of fiscal 2004, Learning Tree reported a net loss because of continued lower attendee levels and an increased investment in marketing activities. See “Results of Operations” for further discussion.

Beginning with the second quarter of fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, changing its year-end and quarter-end dates to the Friday nearest the end of the calendar period. Accordingly, Learning Tree’s 2004 second fiscal quarter ended on April 2, 2004. Learning Tree made this change in order to better align its external financial reporting with the way Learning Tree operates its business. Learning Tree does not expect this change to have a significant effect on its fiscal 2004 reported results or their comparability to prior periods.

RESULTS OF OPERATIONS

The following table summarizes Learning Tree’s consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Three Months Ended		Six Months Ended
	April 2, 2004	March 31, 2003	April 2, 2004	March 31, 2003
Revenues	100%	100%	100%	100%
Cost of revenues	52	50	49	47

Gross profit	48	50	51	53

Operating expenses:
Course development	6	6	5	6
Sales and marketing	37	32	32	27
General and administrative	17	17	15	16

Total operating expenses	60	55	52	49

Income (loss) from operations	(12)	(5)	(1)	4
Other income (expense), net	3	2	2	2

Income (loss) before provision for income taxes	(9)	(3)	1	6
Provision (benefit) for income taxes	(3)	(1)	(0)	2

Net income (loss)	(6)%	(2)%	1%	4%

In the second quarter of fiscal 2004, Learning Tree’s revenues increased by 2% to $35.7 million from $35.1 million for the corresponding quarter of fiscal 2003. Income (loss) from operations for the second quarter of fiscal 2004 was a loss of $4.3 million versus a loss of $1.6 million for the same quarter of fiscal 2003. Net income (loss) for the second quarter of fiscal 2004 was a loss of $2.1 million compared to a loss of $596,000 in the second quarter of fiscal 2003.

For the first six months of fiscal 2004, Learning Tree’s revenues decreased by 2% to $75.6 million from $76.8 million for the corresponding period of fiscal 2003. Income (loss) from operations for the first six months of fiscal 2004 was a loss of $1.1 million versus income of $3.0 million for the same period of fiscal 2003. Net income for the first six months of fiscal 2004 was $290,000 compared to $2.8 million in the corresponding period of fiscal 2003.

Revenues. The increase in Learning Tree’s revenues in the second quarter of fiscal 2004 compared to the same period in fiscal 2003 reflects a 5% increase in average revenue per attendee, partially offset by the effect of a decline in the number of course participants. The decline in revenues for the first six months of fiscal 2004 is due to a decline in the number of course participants, partially offset by the effect of a 6% increase in average revenue per attendee.

During the second quarter of fiscal 2004, Learning Tree trained 20,408 course participants, a 3% decrease from the prior year’s 20,980 course participants. For the first six months of fiscal 2004, Learning Tree trained 43,298 effective course participants, a 7% decrease from the prior year’s 46,745 course participants.

Average revenue per attendee increased by 5% and 6%, respectively, in the second quarter and first six months of fiscal 2004 compared to the comparable periods in the prior year. These increases result from the effect of changes in foreign exchange rates of approximately 8% in the second quarter and 7% in the first six months of fiscal 2004, partially offset by a change in course mix to a greater proportion of courses conducted at customer sites and lower proportion conducted at Learning Tree education centers. Courses held at customer sites generally have lower revenue per attendee compared to those conducted at Learning Tree education centers.

Cost of Revenues. Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

The cost of revenues for the second quarter of fiscal 2004 was $18.5 million compared to $17.5 million for the second quarter of fiscal 2003. For the first six months of fiscal 2004, the cost of revenues was $36.9 million compared to $36.3 million for the corresponding period of fiscal 2003. The increases in cost of revenues primarily reflect the effect of foreign exchange rate changes, which increased foreign costs when translated to dollars.

In addition to the effect of foreign exchange rate changes, the increase in cost of revenues in the second quarter of fiscal 2004 reflects a 3% increase in the number of course events conducted compared to the second quarter of fiscal 2003. In the first six months of fiscal 2004, the increase in cost of revenues was partially offset by the effect of a 4% decrease in the number of course events conducted compared to the same period in fiscal 2003. During the second quarter of fiscal 2004, Learning Tree presented 1,707 course events compared to 1,663 course events during the same period in fiscal 2003. For the first six months of fiscal 2004, Learning Tree presented 3,434 events compared to 3,584 during the corresponding period of fiscal 2003.

The increases in cost of revenues in both the second quarter and the first six months of fiscal 2004 compared to the same periods in fiscal 2003 were partially offset by the effects of Learning Tree’s continuing cost reduction and control measures.

During the second quarter of fiscal 2004, the cost of revenues increased to 51.7% of revenues compared to 49.8% in the second quarter of fiscal 2003. For the first six months of fiscal 2004, the cost of revenues increased to 48.8% of revenues compared to 47.3% for the same period of the prior year. Changes in foreign exchange rates increased the cost of revenues when translated to dollars by approximately the same percentage as they increased revenues in the second quarter and the first half of fiscal 2004. Therefore, changes in foreign exchange rates did not materially affect Learning Tree’s gross profit percentages.

In the second quarter of fiscal 2004, excluding the effect of exchange rates, the cost of revenues as a percentage of revenues reflects an 8% decrease in average revenue per event, partially offset by the effect of a 4% decrease in the average cost per event compared to the second quarter of fiscal 2003. For the first six months of fiscal 2004, also excluding the effect of exchange rates, the cost of revenues as a percentage of revenues reflects a 4% decrease in average revenue per event, partially offset by the effect of a 1% decrease in the average cost per event compared to the same period in fiscal 2003.

The decreases in average revenue per event primarily reflect a lower average number of attendees per event in the second quarter and first six months of fiscal 2004 compared to the second quarter and first six months of fiscal 2003. The lower average number of attendees per event resulted from the lower number of total attendees combined with a lower percentage of enrollments taken during the second quarter for second quarter events. This slower-than-expected growth in attendees resulted in suboptimal cancellation of low attendee events during the quarter, and contributed to lower attendee per event levels.

The decreases in the average cost per event primarily reflect the results of Learning Tree’s continued cost reduction and control measures, including reductions in instructor-related costs and the adjustment of staffing levels. For the first six months of fiscal 2004, these decreases were partially offset by the effect of reduced utilization of Learning Tree’s education centers and course equipment, as well as other fixed costs which were spread over fewer events.

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

In the second quarter of fiscal 2004, course development expenses were 5.8% of revenues compared to 6.0% for the same quarter of fiscal 2003. For the first six months of fiscal 2004, course development expenses were 5.4% of revenues compared to 5.5% for the corresponding period in the prior year. Absolute expenditures on course development were approximately the same in the second quarter of fiscal 2004 and slightly lower in the first six months of fiscal 2004 compared to the same periods in fiscal 2003. The decrease in the first six months of fiscal 2004 primarily reflects the termination of all e-learning research and development activities in the second quarter of fiscal 2003.

At the end of the second quarter of fiscal 2004, Learning Tree offered 150 course titles compared to 147 a year earlier. During the second quarter of fiscal 2004, Learning Tree retired four old titles and introduced three new titles: “Negotiation Skills,” “Project Leadership: Building High-Performance Teams,” and “Project Quality Management.”

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

For the second quarter of fiscal 2004, sales and marketing expenses were 37.5% of revenues compared to 31.6% in the second quarter of fiscal 2003. For the first six months of fiscal 2004, sales and marketing expenses were 31.6% of revenues compared to 27.4% in the corresponding period of fiscal 2003. These increases primarily reflect an increase in expenditures on sales and marketing compared to the comparable periods in the prior year. During the second quarter of fiscal 2004, sales and marketing expenditures were $13.4 million compared to $11.1 million in the second quarter of the prior year. For the first six months of fiscal 2004, sales and marketing expenses increased to $23.9 million from $21.1 million for the corresponding period of fiscal 2003.

These increases primarily reflect an increase in the number of regular catalogs mailed, particularly in the second quarter of fiscal 2004, compared to the same periods in the prior year, as well as the introduction of a new catalog in the second quarter of fiscal 2004 focused on the Learning Tree management course curriculum. In addition, these increases reflect the effect of changes in foreign exchange rates. These increases were partially offset by reductions in sales and marketing staffing levels and other related expenses. See “Outlook for Fiscal 2004” for discussion of Learning Tree’s plans and expectations for the third quarter of fiscal 2004.

General and Administrative Expenses. As a percentage of revenues, general and administrative expenses decreased slightly to 16.9% in the second quarter and 15.6% for the first six months of fiscal 2004 compared to the same periods in fiscal 2003. General and administrative expenses were $6.0 million in both the second quarter of fiscal 2004 and 2003. For the first six months of fiscal 2004, general and administrative expenses decreased to $11.8 million from $12.2 million for the corresponding period in fiscal 2003. Learning Tree’s general and administrative expense levels reflect the net effect of its cost reduction and control measures, which were approximately offset in the second quarter and partially offset in the first six months of fiscal 2004, by the effects in foreign exchange rates and other personnel related expenses.

Other Income (Expense). Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In the second quarter of fiscal 2004, other income (expense) increased to income of $1.0 million from $683,000 for the second quarter of fiscal 2003. For the first six months of fiscal 2004, other income (expense) increased to income of $1.5 million from $1.3 million for the corresponding period of fiscal 2003. These increases primarily reflect the favorable effect of changes in exchange rates and a $202,000 gain from the liquidation of a $1.0 million minority interest equity investment in Collegis, Inc. (formerly eduprise.com) that Learning Tree had purchased in January 2000. This increase was partially offset by a decrease in interest income. The decrease in interest income primarily reflects lower interest rates compared to a year ago.

Learning Tree recorded foreign exchange gains of $459,000 in the second quarter of fiscal 2004 compared to foreign exchange gains of $151,000 in the second quarter of fiscal 2003. For the first six months of fiscal 2004, Learning Tree recorded foreign exchange gains of $582,000 compared to foreign exchange gains of $215,000 in the corresponding period of fiscal 2003. These transaction gains and losses arose from cash balances, receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

Income Taxes. The change in income taxes in the second quarter and first six months of fiscal 2004 compared to the same periods in fiscal 2003 reflects the decrease in taxable income. Learning Tree’s marginal tax rate was 35.5% for all periods presented.

FLUCTUATIONS IN QUARTERLY RESULTS

Historically, Learning Tree’s quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as: (i) the frequency of course events; (ii) the number of weeks during which courses can be conducted in a quarter; (iii) the timing, timely delivery, frequency and size of, and response to Learning Tree’s direct mail marketing and advertising campaigns; (iv) the timing of the introduction of new course titles; (v) the mix between course events held at customer sites and course events held in Learning Tree’s education centers and hotels; (vi) competitive forces within markets served by Learning Tree; (vii) Learning Tree’s ability to attract customers and meet their expectations; (viii) currency fluctuations and other risks inherent in international operations; (ix) natural disasters, external strikes, acts of war or terrorism and other external factors; and (x) general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results also occur as a result of differences in the timing of Learning Tree’s spending on the marketing of its courses. In addition, the timing of Learning Tree’s spending on the development of its courses and other areas may also result, to a lesser extent, in quarter-to-quarter fluctuations. See Exhibit 99.1, “Risk Factors” to Learning Tree’s Annual Report on Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Learning Tree’s cash and cash equivalents decreased to $81.9 million at April 2, 2004 from $86.7 million at September 30, 2003. This decrease primarily reflects investments in course equipment, cash used in operations and repurchases of Learning Tree’s Common Stock. These decreases were partially offset by the favorable effect of exchange rates on cash and proceeds from the liquidation of a minority interest equity investment in Collegis, Inc. (formerly eduprise.com).

During the second quarter of fiscal 2004, Learning Tree repurchased approximately 87,000 shares of its Common Stock for approximately $1.5 million. During the first six months of fiscal 2004, Learning Tree paid approximately $2.0 million to repurchase approximately 119,000 shares of its Common Stock. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so. See Part II, Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

Cash used in operations for the first six months of fiscal 2004 was $2.1 million compared to cash provided by operations of $3.2 million in the first six months of fiscal 2003. This decrease primarily reflects lower profitability and the timing of cash disbursements. At April 2, 2004, Learning Tree had a net working capital balance of $38.5 million.

During the first six months of fiscal 2004, Learning Tree invested $4.2 million in equipment and facilities compared to $789,000 in the first six months of fiscal 2003. The investments in the first six months of fiscal 2004 primarily relate to purchases of course equipment. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2004, Learning Tree had no material future purchase obligations, capital commitments or debt as of April 2, 2004. In addition, while Learning Tree has no current agreements in place or negotiations underway with respect to any acquisition, in the future, Learning Tree may use cash for acquisitions. Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of Learning Tree’s financial condition and results of operations is based upon Learning Tree’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following list of critical accounting estimates and policies is not intended to be a comprehensive list of all of Learning Tree’s accounting policies. Learning Tree’s significant accounting policies are more fully described in Learning Tree’s Annual Report on Form 10-K in Note 1 of “Notes to

Consolidated Financial Statements.” The following represents a summary of Learning Tree’s critical accounting estimates and policies, defined as those policies that Learning Tree believes are the most important to the portrayal of Learning Tree’s financial condition and results of operations, and/or require management’s significant judgments and estimates.

Critical Accounting Estimates

Revenue Recognition. Learning Tree offers its customers a multiple-course sales discount referred to as a Training Passport. A Training Passport allows an individual passport holder to attend up to a specified number of Learning Tree courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in one of Learning Tree’s courses is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses passport holders will actually attend. Upon expiration of a Training Passport, Learning Tree records the difference, if any, between the revenues previously recognized and the Training Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events that Training Passport holders have been attending. If the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted.

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

The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by Learning Tree. Although Learning Tree has seen no material changes in the historical rates as the number of course titles has changed, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue. If the estimates are wrong, Learning Tree would record the difference between the revenues previously recognized for that Training Passport and the Training Passport selling price upon expiration of that Training Passport. Thus, the timing of revenue recognition may be affected by an error in estimation, but the error would have no effect on the aggregate revenue recognized over the 12-month life of each Training Passport.

Critical Accounting Policies

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

In addition to its Training Passports, Learning Tree also offers a multiple-course sales discount referred to as Training Vouchers. Under Learning Tree’s Training Vouchers, a customer buys the right to send a specified number of attendees to Learning Tree courses over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. If a Training Voucher expires unused, Learning Tree records the selling price of the expired Training Voucher as revenue.

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

Recent Trends. During this, Learning Tree’s 30th year, Learning Tree continues to focus on enhancing quality levels in its core strengths: its expert instructors, proprietary content library, state-of-the-art classrooms and its worldwide course delivery systems. As part of Learning Tree’s historic practice of providing its attendees with state-of-the-art facilities and equipment, Learning Tree is continuing to improve its classroom environment and infrastructure. Learning Tree’s participants’ evaluations of the quality of its instructors and courses during the second quarter maintained fiscal 2004’s record high level of customer satisfaction ratings.

Learning Tree believes that its business will continue to be influenced by world events, the economy and spending trends in the corporate marketplace. Learning Tree has yet to see any sustained trends toward increased spending on IT training by its customers.

Effect of Exchange Rates. Approximately half of Learning Tree’s business is conducted in currencies other than US dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates of April 30, 2004 remain stable through the remainder of fiscal 2004, Learning Tree’s revenues would be favorably affected by approximately 5% in the third quarter and approximately 5% for the full fiscal year compared to the corresponding periods in fiscal 2003. Conversely, Learning Tree’s expenses would be unfavorably affected by similar percentages in these periods.

Third Quarter 2004 Revenues. A number of factors may influence Learning Tree’s revenues in the third fiscal quarter ending July 2, 2004. These include the following:

•	Learning Tree has yet to see any sustained improvement in demand from its customers.

•	At April 2, 2004, Learning Tree’s backlog of $34.1 million was approximately 9% higher than it had been on March 31, 2003. The April 2, 2004 backlog included a 6% favorable effect from changes in foreign exchange rates. Four weeks later, at April 30, 2004, Learning Tree’s overall backlog of $34.7 million was 11% higher than at April 30, 2003. At April 30, 2004, the sum of Learning Tree’s revenues for April courses plus Learning Tree’s backlog for courses through July 2, 2004 was 3% higher than it was at April 30, 2003. These April 30, 2004 backlogs included a 4% favorable effect from changes in foreign exchange rates.

•	The recent trend towards a lower percentage of enrollments taken during a quarter for events in that quarter has resulted in lower growth from the backlog at the beginning of a quarter to the revenue realized in that quarter.

Based on these factors, Learning Tree believes that its revenues in the third quarter of fiscal 2004 will be approximately the same as its revenues of $39.1 million in the third quarter of fiscal 2003.

Third Quarter Gross Profit. During the second quarter of fiscal 2004, Learning Tree’s cancellation of low attendance events was suboptimal due to seasonal factors and having fewer enrollments than is typical during the second quarter for second quarter events. As a result, during the second quarter the average number of attendees per event, and consequently the gross profit percentage, was less than Learning Tree had anticipated. Learning Tree has since adjusted its cancellation algorithms and thus expects the gross profit percentage in the third quarter of fiscal 2004 to be approximately one percentage point higher than in the third quarter of fiscal 2003.

Third Quarter Operating Expenses. Learning Tree expects its third quarter operating expenses to be approximately $1.7 million higher than in the third quarter of fiscal 2003. Approximately $900,000 of that increase is expected to result from year-over-year changes in foreign exchange rates. The remainder of that increase is expected to result primarily from an increase in marketing expenses. Learning Tree expects these increases to be partly offset by savings in general and administrative expenditures and selling expenses resulting from its continuing cost reduction and control measures.

As previously discussed, in the second quarter of fiscal 2004, Learning Tree instituted a number of marketing initiatives, including the introduction of a separate catalog focused on its management course offerings, an increase in the number of regular catalogs it mails, and adjustments to the market segments Learning Tree targets with its regular catalogs.

There is a significant lag between such marketing investment decisions, the implementation of those decisions in the form of direct marketing, and the ultimate reaction on the part of Learning Tree’s customers. Based on preliminary data, it appears that Learning Tree’s new management catalog has been successful and Learning Tree expects to continue this experiment. However, Learning Tree believes that the response to date to the increased quantity of its regular catalogs has been insufficient to justify continued mailings at that higher level, at least for the present. Therefore, over the course of the May and July mailings, Learning Tree expects to return its regular catalog quantities to levels that are similar to those of fiscal 2003. Learning Tree will continue to monitor and adjust the market segments it targets with its regular catalog.

Third Quarter Interest Income. Interest income reflects changes in interest rates, as well as changes in Learning Tree’s cash balances. Learning Tree expects its third quarter interest income to be approximately the same as it was in its second quarter of fiscal 2004.

2004 Tax Rate. Learning Tree estimates that its tax rate in fiscal 2004 will be approximately 35.5%.

Third Quarter Summary and Future Outlook. Learning Tree currently expects to report net income at approximately the breakeven point in the third quarter of fiscal 2004. The anticipated improvement in fiscal 2004 third quarter results compared to fiscal 2004 second quarter largely reflects Learning Tree’s expectation of increased revenue and improved attendees per event. In addition, Learning Tree expects to benefit from lower marketing expenditures due to some reduction in regular catalog quantities to be mailed during its third quarter. Since Learning Tree’s fourth quarter of fiscal 2004 will benefit from the full measure of its planned reduction in marketing quantities, Learning Tree expects to be profitable in the fourth quarter.

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

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

LEARNING TREE PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 – January 30, 2004	—	—	—	—
January 31, 2004 – February 27, 2004	53,200	$16.93	—	—
February 28, 2004 – April 2, 2004	33,600	$17.02	—	—
Total	86,800	$16.97	—	—

(a)	None of the Learning Tree Common Stock repurchases were made pursuant to a publicly announced plan. All Learning Tree Common Stock repurchases were made in open-market transactions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Learning Tree held its Annual Meeting on March 9, 2004. During the Annual Meeting of Stockholders the matter that was voted upon was as follows:

1.	Election of Directors

The following are the results of the voting:

1.	Election of Directors:

	Shares for	Shares withheld
Class III Directors for a term expiring in 2007:
David C. Collins	15,798,057	443,485
Eric R. Garen	15,638,357	603,185

The current term of the Class I Directors, Howard A. Bain III and Curtis A. Hessler, will continue until the 2005 Annual Meeting of Stockholders. The current term of the Class II Directors, W. Mathew Juechter and Wilford D. Godbold Jr., will continue until the 2006 Annual Meeting of Stockholders.

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits –

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and President (Principal Financial Officer)

b)	Reports on Form 8-K–

On February 5, 2004, Learning Tree International, Inc. filed a “Change in Fiscal Year” and “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by Learning Tree setting forth its results of operations for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

Dated: May 10, 2004	By:	/s/ NICHOLAS R. SCHACHT

Nicholas R. Schacht President (Principal Financial Officer and Duly Authorized Officer)