Form 10-Q
period 2004-07-02
LEARNING TREE INTERNATIONAL INC
filed 2004-08-13
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2004

or

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

The number of shares of common stock, $.0001 par value, outstanding as of August 5, 2004, is 16,988,885 shares.

Total number of pages 23

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q

July 2, 2004

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,303,000	$86,711,000
Trade accounts receivable, net	14,113,000	11,779,000
Prepaid marketing expenses	469,000	915,000
Prepaid income taxes	4,303,000	3,974,000
Prepaid expenses and other	4,380,000	5,943,000

Total current assets	104,568,000	109,322,000

Equipment, property and leasehold improvements, net	21,226,000	20,767,000
Long-term interest-bearing investments	9,091,000	8,333,000
Deferred income taxes	638,000	585,000
Other assets	1,023,000	1,902,000

Total assets	$136,546,000	$140,909,000

LIABILITIES
Current liabilities:
Trade accounts payable	$11,791,000	$12,275,000
Deferred revenue	47,546,000	50,082,000
Accrued liabilities	6,284,000	6,218,000
Income taxes payable	121,000	511,000

Total current liabilities	65,742,000	69,086,000

Deferred income taxes	575,000	575,000
Deferred facilities rent	1,871,000	2,268,000

Total liabilities	68,188,000	71,929,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value, 75,000,000 shares authorized, 16,989,000 and 17,108,000 shares issued and outstanding, respectively	2,000	2,000
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	7,000	9,000
Cumulative foreign currency translation	656,000	(473,000)
Retained earnings	67,693,000	69,442,000

Total stockholders’ equity	68,358,000	68,980,000

Total liabilities and stockholders’ equity	$136,546,000	$140,909,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2004	June 30, 2003	July 2, 2004	June 30, 2003
Revenues	$39,139,000	$39,099,000	$114,735,000	$115,920,000
Cost of revenues	18,518,000	18,955,000	55,400,000	55,295,000

Gross profit	20,621,000	20,144,000	59,335,000	60,625,000

Operating expenses:
Course development	2,066,000	1,856,000	6,141,000	6,048,000
Sales and marketing	12,791,000	11,543,000	36,672,000	32,618,000
General and administrative	5,921,000	5,667,000	17,732,000	17,894,000

	20,778,000	19,066,000	60,545,000	56,560,000

Income (loss) from operations	(157,000)	1,078,000	(1,210,000)	4,065,000

Other income (expense):
Interest expense	—	(4,000)	—	(8,000)
Interest income	322,000	471,000	1,020,000	1,544,000
Foreign exchange	(58,000)	(21,000)	524,000	194,000
Other	(4,000)	29,000	218,000	58,000

	260,000	475,000	1,762,000	1,788,000

Income before provision for income taxes	103,000	1,553,000	552,000	5,853,000
Provision for income taxes	37,000	551,000	196,000	2,078,000

Net income	$66,000	$1,002,000	$356,000	$3,775,000

Earnings per common share	$0.00	$0.06	$0.02	$0.22

Earnings per common share assuming dilution	$0.00	$0.06	$0.02	$0.22

Weighted average number of shares outstanding	17,022,000	17,293,000	17,056,000	17,471,000

Diluted shares outstanding	17,031,000	17,348,000	17,088,000	17,527,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	RETAINED EARNINGS	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, September 30, 2002	18,127,000	$2,000	$—	$(2,887,000)	$79,615,000	$76,730,000

Comprehensive income:
Net income	—	—	—	—	3,775,000	3,775,000
Foreign currency translation	—	—	—	2,461,000	—	2,461,000

Comprehensive income						6,236,000
Stock options issued for services	—	—	20,000	—	—	20,000
Stock repurchases	(994,000)	—	(631,000)	—	(13,508,000)	(14,139,000)
Stock option exercises	55,000	—	550,000	—	—	550,000
Tax benefit related to stock option exercises	—	—	61,000	—	—	61,000

Balance, June 30, 2003	17,188,000	$2,000	$—	$(426,000)	$69,882,000	$69,458,000

Balance, September 30, 2003	17,108,000	$2,000	$9,000	$(473,000)	$69,442,000	$68,980,000
Comprehensive income:
Net income	—	—	—	—	356,000	356,000
Foreign currency translation	—	—	—	1,129,000	—	1,129,000

Comprehensive income						1,485,000
Stock options issued for services	—	—	6,000	—	—	6,000
Stock repurchases	(158,000)	—	(477,000)	—	(2,105,000)	(2,582,000)
Stock option exercises	39,000	—	445,000	—	—	445,000
Tax benefit related to stock option exercises	—	—	24,000	—	—	24,000

Balance, July 2, 2004	16,989,000	$2,000	$7,000	$656,000	$67,693,000	$68,358,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	July 2, 2004	June 30, 2003
Cash flows—operating activities:
Net income	$356,000	$3,775,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,941,000	5,749,000
Unrealized foreign exchange gains	(531,000)	(443,000)
Gain on liquidation of minority interest investment	(203,000)	—
Losses (gains) on disposals of equipment and leasehold improvements	31,000	(29,000)
Deferred facilities rent charges	(289,000)	(116,000)
Change in net assets and liabilities:
Trade accounts receivable	(1,873,000)	74,000
Prepaid marketing expenses	470,000	1,218,000
Prepaid expenses and other	1,889,000	475,000
Income taxes	(728,000)	939,000
Trade accounts payable	(1,062,000)	(862,000)
Deferred revenue	(4,284,000)	(7,093,000)
Other accrued liabilities	(64,000)	35,000

Net cash provided by (used in) operating activities	(1,347,000)	3,722,000

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(4,965,000)	(2,110,000)
Retirements of equipment and leasehold improvements	(15,000)	138,000
Liquidation of minority interest investment	1,203,000	—
Other, net	(157,000)	120,000

Net cash used in investing activities	(3,934,000)	(1,852,000)

Cash flows—financing activities:
Proceeds from exercise of stock options	445,000	550,000
Repurchases of Common Stock	(2,582,000)	(14,139,000)

Net cash used in financing activities	(2,137,000)	(13,589,000)

Effects of exchange rates on cash	2,010,000	3,519,000

Net decrease in cash and cash equivalents	(5,408,000)	(8,200,000)
Cash and cash equivalents at the beginning of the period	86,711,000	96,897,000

Cash and cash equivalents at the end of the period	$81,303,000	$88,697,000

Supplemental disclosures:

Income taxes paid	$1,427,000	$2,575,000

Interest paid	$—	$2,000

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

In the second quarter of fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30 to the Friday nearest the end of September, which for fiscal year 2004 will be October 1, 2004. Thus, these unaudited condensed consolidated financial statements report Learning Tree’s financial position as of July 2, 2004 and September 30, 2003, its results of operations for the three and nine months ended July 2, 2004 and June 30, 2003 and its cash flows for the nine months ended July 2, 2004 and June 30, 2003.

Note 2 Computation of Earnings per Common Share and Earnings per Common Share Assuming Dilution:

Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. As a result, 9,000 shares and 32,000 shares were added to the weighted average number of shares outstanding to calculate the number of diluted shares outstanding for the three and nine-month periods ended July 2, 2004, respectively. Approximately 55,000 shares and 56,000 shares were added to the weighted average number of shares outstanding to calculate the number of diluted shares outstanding for the three and nine-month periods ended June 30, 2003, respectively. Approximately 1,629,000 and 1,672,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the third quarters of fiscal 2004 and 2003, respectively, because they were antidilutive.

Note 3 Repurchase of Company Stock:

During the third quarter of fiscal 2004, Learning Tree repurchased approximately 39,000 shares of its Common Stock on the open market at a total cost of $549,000. During the nine months ended July 2, 2004, Learning Tree repurchased approximately 158,000 shares of its Common Stock on the open market at a total cost of $2,582,000. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Note 4 Employee Stock Options:

Learning Tree uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, during the first nine months of fiscal 2004 and 2003, no compensation cost was recognized for stock options granted to employees. Had compensation cost for employee stock options been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per common share would have been reduced to the pro forma amounts below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 2, 2004	June 30, 2003	July 2, 2004	June 30, 2003
Net income, as reported	$66,000	$1,002,000	$356,000	$3,775,000
Less: stock-based employee compensation cost, at estimated fair value, net of tax	(412,000)	(477,000)	(1,287,000)	(1,477,000)

Pro forma net income (loss)	$(346,000)	$525,000	$(931,000)	$2,298,000

As reported:

Earnings per common share	$.00	$.06	$.02	$.22
Earnings per common share assuming dilution	$.00	$.06	$.02	$.22
Pro forma:

Earnings (loss) per common share	$(.02)	$.03	$(.05)	$.13
Earnings (loss) per common share assuming dilution	$(.02)	$.03	$(.05)	$.13

The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted. During the quarter and nine months ended July 2, 2004, respectively, the pro forma amounts were calculated using the following assumptions: risk-free interest rates of 2.6% and 2.2%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 41%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during the quarter and nine months ended July 2, 2004 was $4.69 and $4.65, respectively. For options granted during the quarter and nine months ended June 30, 2003, respectively, the pro forma amounts were calculated using the following assumptions: risk-free interest rates of 1.7% and 1.9%; a dividend yield of zero; an expected life of two and one-half years; and a volatility of 41%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during the quarter and nine months ended June 30, 2003 was $3.84 and $3.81, respectively.

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

Learning Tree offers a broad, proprietary library of intensive instructor-led courses ranging from two days to five days in duration. At July 2, 2004, this library was comprised of 149 different course titles representing over 3,700 hours of training. Learning Tree courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, management and key business skills.

As a leading vendor-independent provider of technology and management training, Learning Tree designs its own courses with an absolute adherence to vendor independence. Learning Tree technology courses provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Management courses address contemporary themes and requirements, but hold true to the Learning Tree premise that participants will leave their course with new knowledge and skills that can be applied on the job immediately. Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

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

Learning Tree has structured its business so that the majority of its course costs are variable and depend primarily upon the number of course events conducted. Learning Tree schedules its course events throughout the year based on its assessment of demand. Since Learning Tree’s instructors typically work full-time in business and industry- or, in the case of management instructors, as industry consultants and facilitators- and teach Learning Tree course events as needed, Learning Tree’s instructor-related costs are largely variable. However, Learning Tree’s expenses associated with its own education centers are largely fixed.

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

Recent Trends. Learning Tree believes that its business continues to be influenced by certain world events and spending trends in the corporate marketplace. Learning Tree attendee levels in each of the first three quarters of fiscal 2004 were lower than the comparable periods in fiscal 2003, and future quarterly attendee levels could continue at depressed levels.

During the second quarter of fiscal 2004, Learning Tree decided to begin increasing its mail quantities and to begin experiments with some other marketing activities. Consistent with this decision, in January Learning Tree began to significantly increase the mailing quantities of its regular catalogs, and in February it began testing a separate catalog focused exclusively on Learning Tree’s management course offerings. During the third quarter of fiscal 2004, Learning Tree concluded that its new management catalog mailings had shown some promising results and thus decided to continue that experiment. However, Learning Tree concluded that the response to the increased quantity of its regular catalogs did not appear to justify continuing the additional expenditures required for that initiative, at least for the present. Therefore, Learning Tree reduced its regular catalog quantities over the course of its May and July mailings to levels similar to those of fiscal 2003. Because those reductions began midway through Learning Tree’s third fiscal quarter, its third quarter sales and marketing expenses are higher than they had been in the same period of the prior fiscal year.

Beginning with the second quarter of fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, changing its year-end and quarter-end dates to the Friday nearest the end of the calendar period.

Accordingly, Learning Tree’s 2004 third fiscal quarter ended on July 2, 2004. Learning Tree made this change in order to better align its external financial reporting with the way Learning Tree operates its business. Learning Tree does not expect this change to have a significant effect on its fiscal 2004 reported results or their comparability to prior periods.

RESULTS OF OPERATIONS

The following table summarizes Learning Tree’s consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Three Months Ended		Nine Months Ended
	July 2, 2004	June 30, 2003	July 2, 2004	June 30, 2003
Revenues	100%	100%	100%	100%
Cost of revenues	47	48	48	48

Gross profit	53	52	52	52

Operating expenses:
Course development	5	5	5	5
Sales and marketing	33	30	32	28
General and administrative	15	14	16	15

Total operating expenses	53	49	53	48

Income (loss) from operations	(0)	3	(1)	4
Other income (expense), net	0	1	1	1

Income before provision for income taxes	0	4	0	5
Provision for income taxes	0	1	0	2

Net income	0%	3%	0%	3%

In the third quarter of fiscal 2004, Learning Tree’s revenues of $39.1 million were approximately the same as the third quarter of fiscal 2003. Income (loss) from operations for the third quarter of fiscal 2004 was a loss from operations of $157,000 compared to income from operations of $1.1 million for the same quarter of fiscal 2003. Net income for the third quarter of fiscal 2004 was $66,000 compared to $1.0 million in the third quarter of fiscal 2003.

For the first nine months of fiscal 2004, Learning Tree’s revenues decreased by 1% to $114.7 million from $115.9 million for the corresponding period in fiscal 2003. Income (loss) from operations for the first nine months of fiscal 2004 was a loss from operations of $1.2 million compared to income from operations of $4.1 million for the same period in fiscal 2003. Net income for the first nine months of fiscal 2004 was $356,000 compared to $3.8 million in the corresponding period in fiscal 2003.

Revenues. Learning Tree’s revenues in the third quarter of fiscal 2004 compared to the same period in fiscal 2003 primarily reflect the net effect of increased revenues per attendee due to the effect of changes in exchange rates, offset by a decline in the number of course participants. The decline in revenues for the first nine months of fiscal 2004 is primarily due to a decline in the number of course participants, partially offset by an increase in revenues per attendee due to the effect of changes in exchange rates.

During the third quarter of fiscal 2004, Learning Tree trained 22,471 course participants, a 4% decrease from the prior year’s 23,425 course participants. For the first nine months of fiscal 2004, Learning Tree trained 65,769 effective course participants, a 6% decrease from the prior year’s 70,170 course participants.

Average revenues per attendee increased by 4% and 5%, respectively, in the third quarter and first nine months of fiscal 2004 compared to the comparable periods in the prior year. These increases reflect a 5% and 7% increase, respectively, due to the effect of changes in foreign exchange rates in the third quarter and first nine months of fiscal 2004. These increases were partially offset by a change in course mix to a greater proportion of courses conducted at customer sites and a lower proportion conducted at Learning Tree education centers. Courses held at customer sites generally have lower revenues per attendee compared to those conducted at Learning Tree education centers.

Cost of Revenues. Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

The cost of revenues for the third quarter of fiscal 2004 was $18.5 million compared to $19.0 million for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, the cost of revenues was $55.4 million compared to $55.3 million for the corresponding period of fiscal 2003.

The decrease in cost of revenues in the third quarter of fiscal 2004 primarily reflects a 6% decrease in the number of course events compared to the third quarter of fiscal 2003, partially offset by the effect of changes in foreign exchange rates. In the first nine months of fiscal 2004, the slight increase in cost of revenues primarily reflects the net effect of changes in foreign exchange rates, partially offset by the effect of a 5% decrease in the number of course events. Learning Tree’s cost of revenues in the third quarter and first nine months of fiscal 2004 also reflect the effects of its continuing cost reduction and control measures. During the third quarter of fiscal 2004, Learning Tree presented 1,722 course events compared to 1,828 course events during the same period in fiscal 2003. For the first nine months of fiscal 2004, Learning Tree presented 5,156 events compared to 5,412 during the corresponding period of fiscal 2003.

During the third quarter of fiscal 2004, Learning Tree’s cost of revenues decreased to 47.3% of revenues compared to 48.5% in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, the cost of revenues increased to 48.3% of revenues compared to 47.7% for the same period in the prior year. Changes in foreign exchange rates did not materially affect Learning Tree’s gross profit percentage, since they increased Learning Tree’s cost of revenues by approximately the same percentage as they increased Learning Tree’s revenues in the third quarter and the first nine months of fiscal 2004.

In the third quarter of fiscal 2004, excluding the effect of exchange rates, the improvement in cost of revenues as a percentage of revenues reflects a 2% decrease in the average cost per event and a slight increase in average revenue per event compared to the third quarter of fiscal 2003. For the first nine months of fiscal 2004, also excluding the effect of exchange rates, the cost of revenues as a percentage of revenues reflects a 3% decrease in average revenue per event, partially offset by the effect of a 1% decrease in the average cost per event compared to the same period in fiscal 2003.

The improvements in the average cost per event, excluding the effect of exchange rates, primarily reflect the results of Learning Tree’s cost reduction and control measures, including reductions in instructor-related costs and decreased staffing levels. These decreases in cost per event were partially offset by the effect of increased allocated fixed cost per event, stemming from reduced utilization of Learning Tree’s education centers and course equipment, as well as other fixed costs which were spread over fewer events.

In the third quarter of fiscal 2004, excluding the effect of exchange rates, the slight improvement in average revenue per event reflects a higher average number of attendees per event for those courses conducted in Learning Tree’s education centers. This effect was almost entirely offset by a lower average number of attendees per event for those courses conducted at customer sites, as well as the change in course mix to a greater proportion of courses conducted at customer sites. The decrease in average revenue per event in the first nine months of fiscal 2004, excluding the effect of exchange rates, primarily reflects the change in mix to a greater proportion of courses conducted at customer sites.

Course Development Expenses. Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses. In fiscal 2003, course development expenses also included all costs of Learning Tree’s e-learning research and development activities, which were terminated in the third quarter of that year because Learning Tree was unable to find what it believed could be a profitable and sustainable e-learning business model.

In the third quarter of fiscal 2004, course development expenses were 5.3% of revenues compared to 4.7% for the same quarter of fiscal 2003. For the first nine months of fiscal 2004, course development expenses were 5.4% of revenues compared to 5.2% for the corresponding period in the prior year. These increases primarily reflect higher author-related expenses and the effects of changes in foreign exchange rates.

At the end of the third quarter of fiscal 2004, Learning Tree offered 149 course titles compared to 150 course titles in the prior year. During the third quarter of fiscal 2004, Learning Tree retired six old titles and introduced five new titles: “Integrating Microsoft Access with SQL Server,” “Microsoft Project Server 2003 for the Enterprise,” “Systems Management Server 2003,” “Leading Virtual and Remote Teams” and “Preparing for the Project Management Professional (PMP) Exam.”

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

For the third quarter of fiscal 2004, sales and marketing expenses were 32.7% of revenues compared to 29.5% in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, sales and marketing expenses were 32.0% of revenues compared to 28.1% in the corresponding period of fiscal 2003. The increases in sales and marketing expenses as a percentage of revenues primarily reflect an increase in expenditures on sales and marketing compared to the comparable periods in the prior year. During the third quarter of fiscal 2004, sales and marketing expenditures were $12.8 million compared to $11.5 million in the third quarter of the prior year. For the first nine months of fiscal 2004, sales and marketing expenses increased to $36.7 million from $32.6 million for the corresponding period of fiscal 2003.

The increases in sales and marketing expenses primarily reflect an increase in the number of regular catalogs mailed compared to the same periods in the prior year, as well as Learning Tree’s new Management Curriculum catalog which was introduced for the first time during the second quarter of fiscal 2004. In addition, these increases reflect the effect of changes in foreign exchange rates. These increases were partially offset by the effect of reduced sales and marketing staffing levels and other related expenses.

General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 15.1% in the third quarter of fiscal 2004 from 14.5% in the corresponding period of fiscal 2003. For the first nine months of fiscal 2004 general and administrative expenses increased slightly to 15.5% from 15.4% as a percentage of revenues compared to the first nine months of fiscal 2003. General and administrative expenses increased to $5.9 million in the third quarter of fiscal 2004 from $5.7 million in the comparable period in fiscal 2003. This increase primarily reflects the effect of changes in foreign exchange rates. For the first nine months of fiscal 2004, general and administrative expenses decreased to $17.7 million from $17.9 million for the corresponding period in fiscal 2003. This decrease reflects the effect of Learning Tree’s cost reduction and control measures, which were nearly offset by the effect of changes in foreign exchange rates.

Other Income (Expense). Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In the third quarter of fiscal 2004, other income (expense) decreased to income of $260,000 from $475,000 in the comparable period in the prior year. For the first nine months of fiscal 2004, other income (expense) of $1.8 million was slightly less than the corresponding period of fiscal 2003. These decreases primarily reflect decreases in interest income due to lower interest rates compared to a year ago. In the first nine months of fiscal 2004, these decreases were partially offset by the effect of changes in exchange rates and a $202,000 gain from the liquidation of a $1.0 million minority interest equity investment in Collegis, Inc. (formerly eduprise.com) that Learning Tree had purchased in January 2000.

Learning Tree recorded foreign exchange losses of $58,000 in the third quarter of fiscal 2004 compared to foreign exchange losses of $21,000 in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, Learning Tree recorded foreign exchange gains of $524,000 compared to foreign exchange gains of $194,000 in the corresponding period of fiscal 2003. These transaction gains and losses arose from cash balances, receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

Income Taxes. The change in income taxes in the third quarter and first nine months of fiscal 2004 compared to the same periods in fiscal 2003 reflects the decrease in taxable income. Learning Tree’s marginal tax rate was 35.5% for all periods presented.

FLUCTUATIONS IN QUARTERLY RESULTS

Historically, Learning Tree’s quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as: (i) the frequency of course events; (ii) the number of weeks during which courses can be conducted in a quarter; (iii) the timing, timely delivery, frequency and size of, and response to Learning Tree’s direct mail marketing and advertising campaigns; (iv) the timing of the introduction of new course titles; (v) the mix between course events held at customer sites and course events held in Learning Tree’s education centers and hotels due to differing gross profit margins; (vi) competitive forces within markets served by Learning Tree; (vii) Learning Tree’s ability to attract customers and meet their expectations; (viii) currency fluctuations and other risks inherent in international operations; (ix) natural disasters, external strikes, acts of war or terrorism and other external factors; and (x) general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results also occur as a result of differences in the timing of Learning Tree’s spending on the marketing of its courses. In addition, the timing of Learning Tree’s spending on the development of its courses and other areas may also result, to a lesser extent, in quarter-to-quarter fluctuations. See Exhibit 99.1, “Risk Factors” to Learning Tree’s Annual Report on Form 10-K.

Learning Tree’s quarterly revenues and income also typically reflect seasonal patterns. Generally, Learning Tree’s revenue and operating income are greater in the second half of its fiscal year (April through September) than in the first half (October through March). This is due in large part to seasonal spending patterns of Learning Tree’s customers, which are affected by, among other things, matters such as their budgetary considerations; factors specific to their business or industry; and weather, holiday and vacation considerations. However, the effects of periods of rapid acceleration or deceleration of revenues can offset these seasonal effects. There can be no assurance that these seasonal factors or their effects will remain the same in the future.

LIQUIDITY AND CAPITAL RESOURCES

Learning Tree’s cash and cash equivalents decreased to $81.3 million at July 2, 2004 from $86.7 million at September 30, 2003. This decrease primarily reflects investments in course equipment, repurchases of Learning Tree’s Common Stock and cash used in operations during the first nine months of fiscal 2004. These decreases were partially offset by the favorable effect of exchange rates on cash and proceeds from the liquidation of a minority interest equity investment in Collegis, Inc. (formerly eduprise.com).

During the third quarter of fiscal 2004, Learning Tree repurchased approximately 39,000 shares of its Common Stock for approximately $549,000. During the first nine months of fiscal 2004, Learning Tree paid approximately $2.6 million to repurchase approximately 158,000 shares of its Common Stock. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so. See Part II, Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

Cash used in operations for the first nine months of fiscal 2004 was $1.3 million compared to cash provided by operations of $3.7 million in the first nine months of fiscal 2003. This decrease primarily reflects lower profitability and the timing of cash receipts. At July 2, 2004, Learning Tree had a net working capital balance of $38.8 million.

During the first nine months of fiscal 2004, Learning Tree invested $5.0 million in equipment and facilities compared to $2.1 million in the first nine months of fiscal 2003. The investments in the first nine months of fiscal 2004 primarily relate to purchases of course equipment. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2004, as of July 2, 2004, Learning Tree had no material future purchase obligations, capital commitments or debt. In addition, while Learning Tree has no current agreements in place or negotiations underway with respect to any acquisition, in the future, Learning Tree may use cash for acquisitions or other strategic transactions. Accordingly, Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

Recent Trends. In August 2004, Learning Tree achieved a significant milestone in completing its 30th year in providing quality educational services to corporate and government customers around the world. Learning Tree believes that quality remains the underlying driving force for its long-term success. During its third quarter of fiscal 2004, Learning Tree’s participants’ evaluations of the quality of its instructors and courses maintained fiscal 2004’s record high level of customer satisfaction ratings.

Learning Tree’s customers have responded positively to its recent increase in the breadth and depth of its management course offerings. As the technology marketplace has become more competitive for companies and for individuals, Learning Tree believes that it is becoming increasingly important that technology professionals and their managers have the requisite knowledge and skill sets to effectively manage projects and internal processes. Accordingly, based on input from its customers, Learning Tree intends to continue growing its management program.

Effect of Exchange Rates. Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates of July 30, 2004 remain stable through the remainder of fiscal 2004, Learning Tree’s revenues would be favorably affected by approximately 5% in the fourth quarter and approximately 6% for its full fiscal year compared to the corresponding periods in fiscal 2003. Conversely, Learning Tree’s expenses would be unfavorably affected by similar percentages in these periods.

Fourth Quarter 2004 Revenues. A number of factors may influence Learning Tree’s revenues in the fourth fiscal quarter ending October 1, 2004. These include the following:

•	Learning Tree has yet to see any sustained improvement in demand for technology skills training from its customers.

•	At July 2, 2004, Learning Tree’s backlog of $34.3 million was approximately 4% higher than it had been on June 30, 2003. The July 2, 2004 backlog included a 4% favorable effect from changes in foreign exchange rates. Four weeks later, at July 30, 2004, Learning Tree’s overall backlog of $35.1 million was 2% higher than at July 31, 2003. At July 30, 2004, the sum of Learning Tree’s revenues for July courses plus its backlog for courses through October 1, 2004 was approximately the same as it was at July 31, 2003. These July 30, 2004 backlogs included a 5% favorable effect from changes in foreign exchange rates.

•	A recent trend towards a lower percentage of enrollments taken during a quarter for events in that quarter has resulted in lower growth from the backlog at the beginning of a quarter to the revenue realized in that quarter.

Based upon the above and other factors, Learning Tree believes that its revenues in the fourth quarter of fiscal 2004 will be approximately $37.0 million to $39.0 million.

Fourth Quarter Gross Profit. During the fourth quarter of fiscal 2004, Learning Tree expects to have fewer attendees and thus expects to conduct fewer course events than it did during its third quarter of fiscal 2004. Since Learning Tree has excess capacity in its education centers, the related fixed costs of these facilities will be absorbed by fewer events. As a result, Learning Tree expects its gross profit percentage to be approximately one-half percentage point lower than in its third quarter of fiscal 2004.

Fourth Quarter Operating Expenses. Learning Tree expects its fourth quarter operating expenses to be approximately $1.0 million higher than in its fourth quarter of fiscal 2003. Approximately $700,000 of that increase is expected to result from year-over-year changes in foreign exchange rates. The remainder of that increase is expected to result primarily from higher general and administrative expenses due to a one-time reduction of certain accruals in its fourth quarter of fiscal 2003, partially offset by lower selling and marketing expenses in fiscal 2004. Learning Tree expects its regular catalog quantities in the fourth quarter of fiscal 2004 to be somewhat less than in the fourth quarter of fiscal 2003, primarily as a result of continued refinement of the market segments to which it mails. Learning Tree also will continue to mail Learning Tree’s newly introduced management catalogs in its fourth quarter of fiscal 2004.

Fourth Quarter Interest Income. Interest income reflects changes in interest rates, as well as changes in Learning Tree’s cash balances. Learning Tree expects its fourth quarter interest income to be approximately the same as it was in its third quarter of fiscal 2004.

2004 Tax Rate. Learning Tree estimates that its tax rate in fiscal 2004 will be approximately 35.5%.

Future Outlook. Learning Tree remains confident in the long-term outlook for the technology industry and the need for technology and management training. Learning Tree believes that technology provides mission-critical resources that can be used by organizations to gain a competitive advantage, provided that their technical personnel are adequately trained in the technologies they are using. Learning Tree believes that the acquisition and application of professional management skills are, if anything, even more essential for their success. Learning Tree believes that its strong global brand, operational strengths and financial resources position it to respond both to the current business environment and to future opportunities that may develop. Learning Tree will continue to apply its considerable resources to provide the best possible service to its customers with the expectation of maintaining their continuing loyalty and capturing additional market share.

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

Learning Tree’s consolidated financial statements are prepared in U.S. dollars, while the operations of its foreign subsidiaries are conducted in their respective local currencies. Consequently, changes in exchange rates can result in exchange gains or losses. The impact of future exchange rates on Learning Tree’s results of operations cannot be accurately predicted. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, Learning Tree may undertake such transactions. However, any hedging techniques implemented by Learning Tree might not be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1, “Risk Factors” to Learning Tree’s Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

LEARNING TREE PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2004 – April 30, 2004	—	—	—	—
May 1, 2004 – May 28, 2004	—	—	—	—
May 29, 2004 – July 2, 2004	39,100	$14.03	—	—
Total	39,100	$14.03	—	—

(a) None of the Learning Tree Common Stock repurchases were made pursuant to a publicly announced plan. All Learning Tree Common Stock repurchases were made in open-market transactions.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits –

31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and President (Principal Financial Officer)

b)	Reports on Form 8-K–

On May 5, 2004, Learning Tree International, Inc. filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by Learning Tree setting forth its results of operations for the quarter and six-months ended April 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

Dated: August 13, 2004	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
President
(Principal Financial Officer and
Duly Authorized Officer)