Form 10-K
period 2004-10-01
LEARNING TREE INTERNATIONAL INC
filed 2004-12-14
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 1, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to

Commission File Number: 0-27248

LEARNING TREE

INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-3133814
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6053 West Century Boulevard

Los Angeles, CA 90045-0028

(310) 417-9700

(Address, Including Zip Code and Telephone Number, Including Area Code of Registrant’s Principal Executive Offices)

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

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of April 2, 2004, was $164,667,000. (Excludes 6,713,000 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of December 6, 2004, was 16,988,900 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

In order to help the reader assess the major risks in Learning Tree’s business, Learning Tree has identified many, but not all, of these risks in Exhibit 99.1, “Risk Factors” (“Exhibit 99.1”). Please read that exhibit carefully. Some of the factors discussed in Exhibit 99.1 that could affect Learning Tree include risks associated with:

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

PART I

Item 1. BUSINESS

Overview

Learning Tree is a leading worldwide vendor-independent provider of training to managers and information technology (“IT”) professionals working in business and government organizations. Since its founding in 1974, Learning Tree has provided high-quality training to over 1,500,000 IT professionals and managers. In fiscal 2004, Learning Tree provided training to over 87,000 course participants. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-size companies.

Learning Tree offers a broad, proprietary library of intensive instructor-led courses from two to five days in length, comprising 146 different course titles representing over 3,600 hours of training at October 1, 2004. Learning Tree courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, project management, leadership and professional development, and other key business skills. During fiscal 2004, Learning Tree expanded its management course offerings to 29 titles in order to meet demands for these courses from both technical and non-technical managers.

Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

Learning Tree designs its own vendor-independent IT courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Learning Tree management courses, while addressing core concepts and theory, focus heavily on providing skills, tools, and techniques that participants can apply immediately upon returning to their jobs.

Learning Tree courses are highly interactive. They are translated into French, Swedish and Japanese. Based on their sophistication and quality, all of Learning Tree’s courses are recommended for one to two semester hours of college credit by the American Council on Education. In addition, Learning Tree is on the National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

Learning Tree had 655 instructors as of October 1, 2004, each of whom was a practicing professional combining expert knowledge with extensive practical experience. On average, each expert instructor teaches approximately ten Learning Tree course events per year on an “as-needed” basis. During the rest of the year, Learning Tree instructors apply the IT and management skills they teach as either full-time employees for other companies or as independent consultants.

Learning Tree offers its proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden and Japan, and generates approximately half of its revenue internationally. Each Learning Tree operating subsidiary is staffed by local nationals responsible for the sale and delivery of Learning Tree courses in that country. Learning Tree’s infrastructure and logistical capabilities allow it to coordinate, plan and deliver its courses at Learning Tree’s education centers, hotel and conference facilities and customer sites worldwide. During fiscal 2004, Learning Tree presented courses in 27 countries.

Learning Tree has only one material operating segment, which is the design and delivery of training courses and related services. See Note 7 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. See also, “Markets and Competition.”

Learning Tree’s Business Strategy

Learning Tree’s long-term objective is to strengthen its position as a leading worldwide vendor-independent provider of training to IT professionals and managers and thus become the training provider of choice for large and medium-sized commercial and government organizations. To achieve its objective, Learning Tree focuses on providing individuals with the knowledge and skills they need to contribute immediately and directly to their employers’ key business objectives, and on developing and maintaining long-term relationships with its corporate customers and course participants.

Commitment to Quality Training. Since its founding in 1974, Learning Tree has considered the quality of its courses to be the most important driver of its long-term success. During fiscal 2004, Learning Tree’s course participants rated the company’s instructors and courses at the highest levels in Learning Tree’s 30-year history. This sustained high performance results both from improvements in the classroom—including the 100% roll-out of Learning Tree’s MagnaLearn™ instructional enhancement system—and steady, regular improvement of instructor skills and capabilities.

High Quality Instructor Team. At October 1, 2004, Learning Tree had 655 course instructors located around the world, each of whom was a practicing professional combining both expert knowledge and extensive “real world” experience. Learning Tree instructors teach an average of approximately ten Learning Tree course events per year on an “as-needed” basis. During the rest of the year, they apply the skills that they teach, either as full-time employees for other companies or as independent consultants. This “on-demand” structure enables Learning Tree to quickly schedule additional courses anywhere in the world and to respond efficiently to its customers’ needs for IT and management skills training. In addition, because Learning Tree instructors generally spend an average of over 80% of their time working in industry settings, they provide Learning Tree with a unique access to industry experts on IT and management skills trends throughout the world.

Learning Tree’s success depends on its ability to attract and retain highly skilled instructors. Learning Tree uses a highly systemized program in each of its local operating subsidiaries to recruit, train, coach, manage and evaluate its instructor team. See Exhibit 99.1, “Risk Factors.”

Broad Proprietary Course Library. Learning Tree offers a broad, proprietary library of 146 instructor-led course titles comprising over 3,600 hours of classroom instruction covering a wide range of IT and management topics. Learning Tree’s intensive two- to five-day courses are recommended for one to two semester hours of college credit by the American Council on Education. In addition, Learning Tree is on the National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

The following table breaks down the number of Learning Tree course titles by curriculum at October 1, 2004:

Curriculum	Number of Course Titles	Total Hours of Training
Windows Systems and Exchange	18	528
SQL Server	6	162
Windows Development	17	426
RDBMS, Oracle9i and Oracle8i	10	276
Web Development and XML	12	288
Applied Management	7	138
Key Business Skills	8	150
Project Management	9	198
Security	11	276
Software Engineering	9	222
Java Programming	8	192
UNIX, Linux and Solaris	8	192
C, C++ and Perl Programming	4	96
Networking and PC Support	15	372
Notes/Domino	4	108

Total	146	3,624

As a leading vendor-independent provider of IT training, Learning Tree designs its courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Drawing from the expertise of Learning Tree’s international team of instructors, each Learning Tree course presents multiple points of view concerning technology applications as used throughout the world. Learning Tree IT courses are designed to be highly interactive; most involve “hands-on” training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on Learning Tree course working on computer-based exercises, participating in group workshops and class interactions, and receive extensive printed course materials that facilitate learning and serve as a post-course reference tool.

Learning Tree management courses—while including core concepts and theory—focus heavily on providing skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises designed to apply key concepts in real-world situations, so that they are fully prepared to apply their new skills in their workplace environments. In the fourth quarter of fiscal 2004, Learning Tree offered 29 titles in its management curriculum representing 20% of Learning Tree’s entire course library, compared to 19 titles, which represented 13% in the fourth quarter of fiscal 2003.

To assist participants in their professional development, Learning Tree offers more than 40 Professional Certification programs, where participants must demonstrate mastery of subject matter by successfully completing four Learning Tree courses in a particular field, and passing a mastery examination for each course. Each Learning Tree Professional Certification Program is designed to teach all of the skills necessary to master a specific job function. Since the inception of the Learning Tree Professional Certification Program in fiscal 1993, over 281,000 participants have completed one or more certification examinations.

Over its 30-year history, Learning Tree has developed and implemented a well-defined, systematic approach to rapidly develop, customize and update its course library and to translate its course content into multiple languages. Courses are structured into curricula that reflect general topics or disciplines. Learning Tree continuously updates and expands its course curriculum structure and course content and adds new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of its customers. To identify potential new courses for development, Learning Tree incorporates feedback from Learning Tree’s worldwide instructor team, course participants and corporate customers, and from the development groups of leading IT vendors. In fiscal 2004, Learning Tree developed 17 new titles and retired 23 titles. Learning Tree may or may not develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its course library. However, there can be no assurance that Learning Tree will develop courses that keep pace with the introduction of new hardware, software and networking technologies or the need for key business skills training. See Exhibit 99.1, “Risk Factors.”

International Infrastructure and Logistics Capability. Learning Tree meets customers’ demands for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world. Participants can attend any one of Learning Tree’s 146 courses that, on average, are presented almost weekly around the world. Learning Tree’s sophisticated infrastructure and logistics capability allow it to coordinate, plan and deliver its courses at its education centers, hotel and conference facilities and at its customers’ sites worldwide. Learning Tree can also present standard or customized courses on demand at its customers’ facilities whenever and wherever they desire—with quality standards that are identical to those for courses presented in Learning Tree’s own education centers. By using its team of 655 instructors, its course development and customization processes, its team of customer support specialists, its logistics team and its thousands of classroom computer workstations, Learning Tree can rapidly deliver any of its courses to any location in the world.

In fiscal 2004, Learning Tree presented over 6,800 course events at its education centers and at third-party and customer sites in a total of 27 countries. Learning Tree currently operates through wholly-owned subsidiaries in the United States (opened in 1974), France (opened in 1977), the United Kingdom (opened in 1978), Canada (opened in 1985), Sweden (opened in 1986) and Japan (opened in 1989). Each Learning Tree subsidiary is staffed by local nationals responsible for the sale and delivery of courses in that country. Learning Tree’s international operations produced approximately half of Learning Tree’s revenues in fiscal 2004, as they have throughout Learning Tree’s history. Such international operations face certain risks inherent to international businesses, such as currency fluctuations; potential difficulties in translating course subject matter into foreign languages; varying political and economic conditions; changes in government regulation; trade barriers; difficulty in staffing foreign offices, and in training and retaining foreign instructors; adverse tax consequences; and potential costs associated with expansion into new territories. There can be no assurance that such factors will not have a material adverse effect on Learning Tree in the future. See Exhibit 99.1, “Risk Factors.”

Learning Tree evaluates the expansion of its operations both within existing education center cities and in new cities or countries on an ongoing basis. In fiscal 2004, Learning Tree opened one new education center in Arlington, VA, its third education center in the greater Washington, DC area. Learning Tree also began offering courses for the first time in Baltimore, MD; Annapolis, MD; Stamford, CT and Long Island, NY using hotel conference rooms. There can be no assurance that Learning Tree will open additional education centers in the future or that such additional education centers will be successful. See Exhibit 99.1, “Risk Factors.”

Long-Term Relationships with Global Customer Base. Learning Tree has built long-standing relationships with its customer base. Learning Tree focuses on training the employees of Fortune 1000-level companies, their international equivalents and government organizations throughout the world, and seeks to build continuing relationships both with its individual course participants and its corporate customers. Learning Tree’s customers generally operate in the finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing and energy sectors, among others. In fiscal 2004, Learning Tree provided training to over 87,000 course participants and had over 180 customers worldwide that each purchased more than $100,000 of Learning Tree training.

In fiscal 2004, Learning Tree began developing broader enterprise-wide relationships with a few large customers. By creating an enterprise-wide relationship, Learning Tree achieves preferred supplier status and can provide training services more readily—with fewer administrative or bureaucratic requirements—to individual employees of the customer. Within these enterprise-wide provider programs, Learning Tree provides training services to customers at Learning Tree’s education centers, hotel and conference facilities, as well as its customers’ sites worldwide. No customer accounted for 10% or more of Learning Tree’s fiscal 2004 revenues.

Multi-Tiered Sales and Marketing Organization. Learning Tree employs a multi-tiered sales and marketing organization that integrates direct mail, telemarketing and field sales to market and sell its course offerings to existing customers and to attract new customers.

Since its inception over 30 years ago, Learning Tree has created and built a strong brand image for providing high-quality training for IT professionals and managers through the frequent and prominent use of its trademarks in direct marketing and course materials. Learning Tree markets its courses primarily through direct mail marketing to its proprietary database of over 2,300,000 IT professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and also uses direct mail to reach additional IT professionals and managers on rented mailing lists. Learning Tree also utilizes targeted, personalized e-mails through its automated e-mail marketing system to advise prospective course participants of upcoming events. Learning Tree has recently begun using rented e-mail address lists to augment its own database, thus further expanding the reach of direct e-mail marketing. In addition, Learning Tree markets its products and services over the Internet on its website (http://www.learningtree.com). (Information contained on Learning Tree’s website is not part of this Annual Report on Form 10-K.)

Learning Tree has built a telemarketing sales team which was comprised of approximately 110 telemarketers and related support staff at October 1, 2004. Learning Tree’s telemarketers are responsible for calling customer leads generated from direct mailings, website inquiries and other Learning Tree sales and marketing programs. In addition, Learning Tree’s sales team follows up on inquiries from customers and potential clients, and works to identify key personnel at clients with the potential to become major Learning Tree customers. Learning Tree employs a proprietary automated system which provides its telemarketers with online information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process.

At October 1, 2004, Learning Tree employed a field sales team of approximately 39 direct field sales representatives and related support staff. The direct sales force primarily focuses on selling training programs which will be delivered at Learning Tree’s customers’ sites.

To remain successful, Learning Tree must continue to expand its business with both existing and new customers. To encourage repeat purchases from existing customers, Learning Tree offers two different multiple-course discount programs—“Training Passports” and “Training Vouchers”—and also provides Learning Tree Professional Certification Programs, as described earlier. Learning Tree believes that, in addition to generating revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree’s courses to their colleagues. See Exhibit 99.1, “Risk Factors.”

Training Passports permit an individual Passport holder to attend up to a specified number of courses during a 12-month period. The Passports are generally sold as either four-course or eight-course Passports. The list price for a four-course Passport is approximately equivalent to two individual four-day courses and the list price for an eight-course Passport is approximately equivalent to the list price of three four-day courses. The Training Voucher program allows corporate customers to buy blocks of five or more Vouchers, at a fixed discounted price, for future Learning Tree courses to be taken by any person in the client company over a 12-month period.

Markets and Competition

Instructor-Led Training. The IT and management training markets include outside third-party providers of training, as well as in-house training conducted by organizations. Outside providers of IT training include a group of “vendor-dependent providers,” which deliver courses developed by the vendors of software and hardware technologies and which depend heavily on those vendors to market their courses. The IT training market also includes “vendor-independent providers,” which independently develop, market and deliver proprietary courses. In addition, outside providers of management training include “for-profit providers,” which provide training largely as a professional development service, and “academic providers,” which offer courses that lead to accredited undergraduate or graduate degrees.

In these markets, Learning Tree is a vendor-independent provider of IT training, and a for-profit provider of management training. Some competitors offer course titles and programs similar to those of Learning Tree at lower prices. In addition, some competitors have greater financial and other resources than Learning Tree. See Exhibit 99.1, “Risk Factors.”

Learning Tree’s main IT training competitors are vendor-dependent and include the IT hardware and software vendors themselves. Many hardware and software vendors supply training, sometimes bundled in the prices of their product. Other vendor-dependent providers are Authorized Technical Education Centers (“ATECs”) and Certified Technical Education Centers (“CTECs”) that deliver these vendors’ proprietary courses. Vendor-dependent providers may have, or claim, greater knowledge of upcoming developments in their products, and their certifications are widely recognized. Learning Tree differentiates itself from vendor-dependent providers by maintaining a vendor-independent posture and providing cross-platform training solutions. By being vendor-independent, Learning Tree can address both the strengths and the weaknesses of a product and teach IT professionals how to integrate one product with those of other vendors in a multi-vendor network configuration. Learning Tree leverages the expertise of its instructors and authors, to ensure that Learning Tree offers a level of expertise that matches or exceeds that of vendor-dependent providers while also providing a vendor-independent platform that provides meaningful product comparisons.

Learning Tree’s main management training competitors are typically training companies who focus—as does Learning Tree—on providing continuing professional development training programs to Government and commercial organizations, and the employees of those organizations. Learning Tree differentiates itself from these competitors by adopting a more practical, results-oriented approach to management training than is typical in this market, as well as through Learning Tree’s advanced instructional techniques and proprietary instructional enhancement technology.

Learning Tree believes that the majority of independent training providers—whether in IT training or management training—are smaller organizations which often provide training as one of several services or product lines. Learning Tree differentiates itself from these providers based on the breadth and quality of its proprietary course library, its worldwide delivery capability, and the size, quality and experience of Learning Tree’s instructor force.

Internal training departments generally provide companies with the most control over the method and content of training, enabling them to tailor the training to their specific needs. However, Learning Tree believes that since internal trainers find it difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand, organizations must supplement their internal training resources with externally supplied training. This is particularly critical when dealing with new or emerging technologies. Additionally, internal training departments may not operate consistently on a worldwide basis, where Learning Tree offers consistent IT and management training courses, processes, and quality around the globe.

e-learning and Computer-Based Training (“CBT.”) IT training is primarily delivered by classroom instructors; video; technology-based training, including Internet-based e-learning and CD-ROM; and printed means. Learning Tree believes that instructor-led training will continue to be the largest portion of the market because classroom-based instructor-led training provides the greatest foundation for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem solving with their instructor and fellow participants concerning their specific projects and applications. Further, instructor-led classroom training insulates course participants from workplace interruptions and thus accelerates their learning of new technologies. The use of technology-based IT education and training formats, such as Internet-based e-learning, appears to have gained some acceptance in the IT training market.

Employees

Learning Tree’s personnel are critical to its success. The Learning Tree management team has extensive experience in the training and education industry with an average of 15 years of experience with Learning Tree and 23 years of relevant industry experience.

On October 1, 2004, Learning Tree had a total of 446 full-time equivalent employees, of whom 185 were employed outside the United States. Learning Tree also utilized the services of 655 expert instructors to teach its courses on an “as-needed” basis. Learning Tree considers its relations with its employees and its instructors to be good. See Exhibit 99.1, “Risk Factors.”

Intellectual Property Rights

“LEARNING TREE,” “LEARNING TREE INTERNATIONAL,” the Learning Tree logo, “LEARNING TREE INTERNATIONAL” and “LEARNING TREE PROFESSIONAL CERTIFICATION” design, “EDUCATION IS OUR BUSINESS,” “EDUCATION YOU CAN TRUST,” “WE BRING EDUCATION TO LIFE,” “PRODUCTIVITY THROUGH EDUCATION,” “FROM THE LEARNING TREE,” “TRAINING PASSPORT,” “TRAINING ADVANTAGE,” “ALUMNI GOLD,” “TRAINING YOU CAN TRUST,” “WE BRING LEARNING TO LIFE,” “WE BRING IT TRAINING TO YOU,” “WWW.LEARNINGTREE.COM,” “MAGNALEARN,” “VENDOR INDEPENDENT TRAINING YOU CAN TRUST,” “ON-SITE COURSES & Design,” “800-LRN-TREE,” and “800-THE-TREE” are among the trademarks and service marks of Learning Tree. In addition to the trademarks and service marks of Learning Tree, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

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

Website Access to Learning Tree Reports

Learning Tree makes available on its website (http://www.learningtree.com), free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission. (Information contained on Learning Tree’s website is not part of this Annual Report on Form 10-K.)

Item 2. PROPERTIES

Learning Tree’s headquarters are located at 6053 West Century Boulevard, Los Angeles, California 90045.

Learning Tree owns a 38,500 square foot office facility which is occupied by the sales, administrative and operations groups of its U.S. subsidiary. Learning Tree leases all of its other offices and education center classroom facilities. The leases expire at various dates over the next 14 years. Learning Tree subleases or is seeking to sublease excess space in certain facilities (see below and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal 2004 Compared with Fiscal 2003 and Critical Accounting Estimates and Policies” for further discussion.) Learning Tree may lease additional facilities in the foreseeable future. Learning Tree also presents its courses at rented hotel and conference facilities and customer sites. Learning Tree typically provides all of the software, hardware and networking systems required for use in its courses.

Learning Tree presents its classroom courses at Learning Tree Education Centers in Atlanta; Boston; Chicago; Los Angeles; New York City; the Washington, D.C. area; Ottawa; Toronto; London; Paris and Stockholm, as well as in rented hotel or conference centers in those and other cities worldwide.

Learning Tree Education Center classrooms are custom-designed to accommodate the technical demands of its computer-based courses, including local area networks within the classroom and its proprietary MagnaLearn™ Instructional Enhancement System. The multi-mode communication techniques within the MagnaLearn™ System provide an enhanced learning experience for Learning Tree’s course participants by making it easier and faster for them to absorb information and grasp complex concepts.

Learning Tree believes that its facilities are adequate and suitable for its needs. In general, at current attendee levels Learning Tree has excess capacity at most of its education centers. In addition, Learning Tree has not been using some of the space in its United Kingdom education center and administrative office facility. In fiscal 1999, Learning Tree executed a 20-year lease for a building in London to house Learning Tree’s United Kingdom education center. This building had sufficient space for Learning Tree’s current classroom needs, plus three floors for potential future classroom expansion that Learning Tree has been subletting to two subtenants. The first of these subleases has expired and the other subtenant recently notified Learning Tree that it will vacate when its sublease expires on March 25, 2005. Learning Tree is seeking subtenants for these floors, as a whole or in parts, but has yet to sublease this space. In addition, Learning Tree recently sublet a portion of its United Kingdom administrative office space for a period co-terminus with Learning Tree’s prime lease on this office (see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal 2004 Compared with Fiscal 2003 and Critical Accounting Estimates and Policies” for further discussion.)

The following table contains certain information regarding Learning Tree’s education centers and offices at October 1, 2004:

Location (Metropolitan Area)	Function(s)	No. of Classrooms	Total Area in Square Feet
Atlanta, GA	Education Center	9	16,903
Boston, MA	Education Center	6	13,717
Chicago, IL	Education Center	9	15,779
Los Angeles, CA	Education Center & Office	6	45,687
New York, NY	Education Center	21	44,380	(a)
Washington, DC area	Education Centers (3 sites)	40	80,402
Reston, VA	Offices (2 sites)	—	45,896
Paris, France	Education Centers & Office (2 sites)	27	58,276
London, England	Education Center	41	76,001	(b)(c)
Leatherhead, England	Office	—	23,209	(d)
Ottawa, Canada	Education Center & Office	6	20,006
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	17	32,130
Tokyo, Japan	Office	—	1,547

Total		192	491,140

(a)	Excludes 11,600 square feet which Learning Tree subleases. Sublease ends co-terminus with Learning Tree’s prime lease.
(b)	Excludes 24,078 square feet which Learning Tree subleases. Learning Tree is seeking subtenant(s) as current subtenant has notified Learning Tree that it intends to vacate the premises March 25, 2005.
(c)	Excludes 12,039 square feet which was vacant as of October 1, 2004 and for which Learning Tree is seeking subtenant(s).
(d)	Excludes 7,000 square feet which Learning Tree subleases. Sublease ends co-terminus with Learning Tree’s prime lease. Subtenant may opt for early termination effective May 2008.

Item 3. LEGAL PROCEEDINGS

Learning Tree is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on the financial condition or results of operations of Learning Tree.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004 through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Learning Tree’s Common Stock trades on the Nasdaq Stock Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq Stock Market:

	High	Low
Fiscal 2003
First Quarter	$18.87	$11.68
Second Quarter	14.72	11.13
Third Quarter	16.98	13.23
Fourth Quarter	18.62	15.30

Fiscal 2004
First Quarter	19.00	16.00
Second Quarter	19.52	14.34
Third Quarter	17.14	13.53
Fourth Quarter	14.58	12.06

As of December 6, 2004, there were over 1,300 holders of record of the Common Stock.

Volatility of Stock Price

Over Learning Tree’s 30-year history, the price of its Common Stock has fluctuated significantly and may continue to do so in the future. Learning Tree believes that some of the reasons for past fluctuations in the price of its stock have included: announcements of developments related to Learning Tree’s business; announcements concerning new products or enhancements by Learning Tree or its competitors; developments in relationships with its customers; market perceptions of new means of delivering training, such as CD-ROMs or the Internet; variations in revenues, gross margins, earnings or other financial results from investors’ expectations; fluctuations in results of operations and general conditions in the economy, the market, and the markets served by Learning Tree’s customers; and delays in introducing new technologies by both Learning Tree’s customers and technology vendors. In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. In some cases, the fluctuations have been unrelated to the operating performance of affected companies. Sales of the Common Stock by officers, directors and employees, especially Learning Tree’s founders, could also adversely and unpredictably affect the price of the Common Stock. Additionally, the price could be affected even by the potential for sales by these persons. There can be no assurance that the market price of the Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to Learning Tree’s performance. See Exhibit 99.1, “Risk Factors.”

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

Issuer Purchases of Equity Securities

Learning Tree did not repurchase any of its Common Stock in the fourth quarter of fiscal 2004.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of Learning Tree is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended October 1, 2004, and the balance sheet data as of September 30, 2003 and October 1, 2004, are derived from Learning Tree’s consolidated financial statements which are included elsewhere herein. The statement of operations data for each of the two years in the period ended September 30, 2001, and the balance sheet data at September 30, 2000, 2001 and 2002, are derived from audited financial statements of Learning Tree not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2003	Oct. 1, 2004*
	(in Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA:
Revenues	$224,008	$227,220	$174,161	$151,897	$152,058
Cost of revenues	80,839	92,805	79,392	72,389	73,612

Gross profit	143,169	134,415	94,769	79,508	78,446

Operating expenses:
Course development	10,294	11,323	9,319	7,897	7,960
Sales and marketing	56,603	63,957	50,251	43,781	47,206
General and administrative	25,913	26,676	25,426	23,014	24,476

Total operating expenses	92,810	101,956	84,996	74,692	79,642

Income (loss) from operations	50,359	32,459	9,773	4,816	(1,196)
Other income (expense), net	6,709	6,287	2,467	2,315	2,049

Income before provision for income taxes	57,068	38,746	12,240	7,131	853
Provision for income taxes	19,973	13,755	4,345	1,970	284

Net income	$37,095	$24,991	$7,895	$5,161	$569

Earnings per common share	$1.70	$1.21	$0.42	$0.30	$0.03

Earnings per common share assuming dilution	$1.65	$1.18	$0.42	$0.30	$0.03

Weighted average number of shares outstanding	21,771	20,593	18,763	17,394	17,039

Diluted shares outstanding	22,504	21,156	18,992	17,449	17,065

	Year Ended At
	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2003	Oct. 1, 2004*
	(in Thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$116,231	$108,544	$96,897	$86,711	$83,913
Short-term interest-bearing investments	37,882	—	—	—	—
Total current assets	186,652	137,716	120,411	109,322	105,757
Total assets	220,353	174,975	154,018	140,909	137,434
Deferred revenue	53,327	61,662	55,868	50,082	46,847
Total current liabilities	85,159	88,744	74,556	69,086	65,454
Total stockholders’ equity	132,795	84,060	76,730	68,980	68,543

*	In the second quarter of fiscal 2004, the Company adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30 to the Friday nearest the end of September.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical statements, the matters addressed in the discussion which follows are forward-looking statements. Please do not put undue reliance on these forward-looking statements, since they are based on key assumptions about future risks and uncertainties. Although Learning Tree believes that its assumptions are reasonable, inevitably some will prove to be incorrect. As a result, Learning Tree’s actual future results can be expected to differ from those in the discussion that follows, and those differences may be material. Learning Tree is not undertaking any obligation to update forward-looking statements.

In order to help the reader assess the major risks in Learning Tree’s business, Learning Tree has identified many, but not all, of these risks in Exhibit 99.1, “Risk Factors” (“Exhibit 99.1”). Please read that exhibit carefully. Some of the factors discussed in Exhibit 99.1 that could affect Learning Tree include risks associated with:

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

OVERVIEW

Nature of the Business. Learning Tree is a leading worldwide vendor-independent provider of training to managers and information technology (“IT”) professionals working in business and government organizations. Since its founding in 1974, Learning Tree has provided high-quality training to over 1,500,000 IT professionals and managers. In fiscal 2004, Learning Tree provided training to over 87,000 course participants. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-size companies.

Learning Tree offers a broad, proprietary library of intensive instructor-led courses from two to five days in length, comprising 146 different course titles representing over 3,600 hours of training at October 1, 2004. Learning Tree courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, project management, leadership and professional development, and other key business skills. During fiscal 2004, Learning Tree expanded its management course offerings to 29 titles in order to meet demands for these courses from both technical and non-technical managers.

Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

Learning Tree designs its own vendor-independent IT courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Learning Tree management courses, while addressing core concepts and theory, focus heavily on providing skills, tools, and techniques that participants can apply immediately upon returning to their jobs.

Learning Tree courses are highly interactive. They are translated into French, Swedish and Japanese. Based on their sophistication and quality, all of Learning Tree’s courses are recommended for one to two semester hours of college credit by the American Council on Education. In addition, Learning Tree is on the National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

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

Learning Tree had 655 instructors as of October 1, 2004, each of whom was a practicing professional combining expert knowledge with extensive practical experience. On average, each expert instructor teaches approximately ten Learning Tree course events per year on an “as-needed” basis. During the rest of the year, Learning Tree instructors apply the IT and management skills they teach as either full-time employees for other companies or as independent consultants.

Learning Tree offers its proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden and Japan, and generates approximately half of its revenue internationally. Each Learning Tree operating subsidiary is staffed by local nationals responsible for the sale and delivery of Learning Tree courses in that country. Learning Tree’s infrastructure and logistical capabilities allow it to coordinate, plan and deliver its courses at Learning Tree’s education centers, hotel and conference facilities and customer sites worldwide. During fiscal 2004, Learning Tree presented courses in 27 countries.

Learning Tree has structured its business so that the majority of its course costs are variable and depend primarily upon the number of course events conducted. Learning Tree schedules its course events throughout the year based on its assessment of demand. Since Learning Tree’s instructors typically work full-time or as consultants in business and industry, or in the case of management instructors as industry consultants and facilitators, and teach Learning Tree course events as needed, Learning Tree’s instructor-related costs are largely variable. However, Learning Tree’s expenses associated with its own education centers and course equipment are largely fixed.

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

Recent Trends. As it has for 30 years, Learning Tree continues to focus on enhancing quality levels in its core strengths: its expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. Learning Tree believes that quality and customer satisfaction remain the underlying driving force for its long-term success. During fiscal 2004, Learning Tree’s course participants rated the Company’s instructors and courses at the highest level in Learning Tree’s 30-year history.

Learning Tree’s customers have continued to respond positively to the Company’s recent increase in the breadth and depth of Learning Tree’s management course offerings. In the fourth quarter of fiscal 2004, Learning Tree offered 29 titles in its management curriculum representing 20% of Learning Tree’s entire course library, compared to 19 titles, which represented 13% in the fourth quarter of fiscal 2003. Learning Tree intends to meet the demand for these courses by continuing to develop additional management course titles, and by increasing the marketing for Learning Tree’s management course program.

Learning Tree’s business continues to be influenced by world events, by the economy, and by corporate spending trends for IT, among other factors. Learning Tree believes that the best way to counteract adverse market trends is to use a strong, focused, integrated marketing and sales strategy that clearly and visibly helps Learning Tree’s customers identify specific applications of training services to improve their business performance. Accordingly, Learning Tree continues to assess alternative approaches to sales and marketing with the objective of improving its performance under current market conditions. However, there is no guarantee that these approaches will be successful. See Exhibit 99.1, “Risk Factors.”

Beginning with the second quarter of fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, changing its year-end and quarter-end dates to the Friday nearest the end of the calendar quarter. Accordingly, Learning Tree’s fiscal 2004 year ended on October 1, 2004. Learning Tree made this change in order to better align its external financial reporting with the way Learning Tree operates its business.

Learning Tree’s financial results in the fourth quarter of fiscal 2004 were significantly impacted by charges to general and administrative expenses totaling approximately $1.6 million for actual and potential costs through March 2005 related to the subleasing of Learning Tree facilities in the United Kingdom. See “Results of Operations—General and Administrative Expenses” for further discussion.

RESULTS OF OPERATIONS

The following table summarizes Learning Tree’s consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	September 30, 2002	September 30, 2003	October 1, 2004
Revenues	100%	100%	100%
Cost of revenues	46	48	48

Gross profit	54	52	52
Operating Expenses:
Course development	5	5	5
Sales and marketing	29	29	31
General and administrative	14	15	16

Total operating expenses	48	49	52

Income (loss) from operations	6	3	(1)
Other income (expense), net	1	1	1

Income before provision for income taxes	7	4	—
Provision for income taxes	2	1	—

Net income	5%	3%	—%

FISCAL 2004 COMPARED WITH FISCAL 2003

In fiscal 2004, Learning Tree’s revenues were $152.1 million compared to $151.9 million in fiscal 2003. Learning Tree reported a loss from operations of $1.2 million in fiscal 2004 compared to income from operations of $4.8 million in the prior year. Net income for fiscal 2004 was $569,000 compared to $5.2 million in fiscal 2003. Learning Tree’s fiscal 2004 financial results include a charge of approximately $1.6 million in the fourth quarter related to subleasing its United Kingdom facilities (see “General and Administrative Expenses” for further discussion.) Excluding this charge, during fiscal 2004, Learning Tree’s income from operations was approximately $405,000 and net income was approximately $1.6 million (calculated as: Net income as reported of $0.6 million plus $1.6 million charge less related tax benefits of $0.6 million.)

Revenues. Learning Tree’s fiscal 2004 revenues primarily reflect the net effect of increased average revenue per attendee due to the effect of changes in exchange rates, offset by a decline in the number of course participants compared to fiscal 2003. During fiscal 2004, Learning Tree trained a total of 87,156 effective course participants, a decrease of 4% from the prior year’s 91,133 effective course participants.

For fiscal 2004, average revenue per attendee was 4% higher compared to fiscal 2003. However, excluding a 6% effect from changes in foreign exchange rates, Learning Tree’s average revenue per attendee declined 2% in fiscal 2004 compared to the prior year. Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars. Accordingly, exchange rate fluctuations impact both Learning Tree’s reported revenues and expenses when translated into dollars. (See Exhibit 99.1, “Risk Factors.”) Excluding the effect of exchange rates, the decrease in average revenue per attendee primarily reflects the effect of a change in course mix to a greater proportion of courses conducted at customer sites and a lower proportion conducted at Learning Tree education centers. Courses held at customer sites generally have lower revenues per attendee compared to those conducted at Learning Tree education centers.

Cost of Revenues. Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

Learning Tree’s cost of revenues for fiscal 2004 was $73.6 million compared to $72.4 million in fiscal 2003. This increase primarily reflects the net effect of changes in foreign exchange rates, partially offset by the effect of a 3% decrease in the number of course events and the effects of Learning Tree’s cost reduction and control measures. During fiscal 2004, Learning Tree presented 6,832 effective course events compared to 7,026 effective course events in fiscal 2003.

In fiscal 2004, Learning Tree’s cost of revenues increased to 48.4% of revenues compared to 47.7% in fiscal 2003. Changes in foreign exchange rates did not materially affect Learning Tree’s gross profit percentage since exchange rate changes increased Learning Tree’s cost of revenues by approximately the same percentage as they increased Learning Tree’s revenues.

In fiscal 2004, excluding the effect of exchange rates, the increase in cost of revenues as a percentage of revenues reflects a 3% decrease in average revenue per event, partially offset by the effect of a 1% decrease in average cost per event compared to fiscal 2003. The decrease in average revenue per event, excluding the effect of exchange rates, primarily reflects the change in mix to a greater proportion of courses conducted at customer sites. Courses held at customer sites generally have lower revenues per event compared to those conducted at Learning Tree education centers. The improvement in average cost per event, excluding the effect of exchange rates, primarily reflects the results of Learning Tree’s cost reduction and control measures, including reductions in instructor-related costs and decreased staffing levels. These decreases in cost per event were partially offset by the effect of increased allocated fixed costs per event, stemming from reduced utilization of Learning Tree’s education centers and course equipment, as well as other fixed costs which were spread over fewer events.

Course Development Expenses. Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred, and are included in course development expenses. In fiscal 2003, course development expenses also included all costs of Learning Tree’s e-learning research and development activities, which were terminated in the second quarter of that year because Learning Tree was unable to find what it believed could be a profitable and sustainable e-learning business model.

In fiscal 2004 and fiscal 2003, course development expenses were 5.2% of revenues. Expenditures on course development increased slightly to $8.0 million in fiscal 2004 from $7.9 million the year before. This increase primarily reflects increased course development activities and the effect of changes in foreign exchange rates, partially offset by the termination of all e-learning research and development activities in the second quarter of fiscal 2003.

During fiscal 2004, Learning Tree released additional course titles on technical topics that included Wi-Fi Networking, Windows Server 2003, Integrating Microsoft Access with SQL Server, Oracle Database 10g, and

Systems Management Server 2003, as well as additional course titles on management topics that included Leading Virtual and Remote Teams, Preparing for the Project Management Professional (PMP) Exam, Performance Management, Time Management, Presentation Skills, Negotiation Skills, Project Leadership, Project Quality Management, Microsoft Project Server 2003 for the Enterprise, and A Guide to Information Technology.

At the end of fiscal 2004, Learning Tree offered 146 different course titles, comprising over 3,600 hours of training, compared to 152 titles a year earlier. The decrease in the number of titles in fiscal 2004 reflects the net effect of introducing 17 new titles and retiring 23 titles.

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements and the costs of information systems to support these activities.

For fiscal 2004, sales and marketing expenses were 31.0% of revenues compared to 28.8% in fiscal 2003. The increase in sales and marketing expenses as a percentage of revenues primarily reflects an increase in sales and marketing expenditures. The increase in expenditures is primarily due to an increase in the number of regular catalogs mailed compared to the prior year, as well as Learning Tree’s new Management Curriculum catalog which was introduced during the second quarter of fiscal 2004. In addition, the increase in sales and marketing expenses reflects the effect of changes in foreign exchange rates. These increases were partially offset by the effect of lower expenditures for marketing activities other than major mailings, lower sales and marketing staffing levels and lower sales commissions.

General and Administrative Expenses. As a percentage of revenue, general and administrative expenses were 16.1% in fiscal 2004 compared to 15.2% in fiscal 2003. General and administrative expenses increased to $24.5 million in fiscal 2004 from $23.0 million in fiscal 2003. This increase primarily reflects the charge of approximately $1.6 million (described below) related to subleasing portions of Learning Tree’s United Kingdom education center and administrative office facilities and the effect of changes in foreign exchange rates. These increases were partially offset by the effects of various cost savings including reduced staffing levels and lower depreciation expense.

The $1.6 million charge related to subleasing portions of Learning Tree facilities in the United Kingdom was comprised of three components. Two of the components relate to a 20-year lease that was executed in fiscal 1999 for a building in London to house Learning Tree’s United Kingdom education center. This building had sufficient space for Learning Tree’s immediate classroom needs, plus three floors for potential future classroom expansion that Learning Tree has been subletting to two subtenants. The first of these subleases has expired and the other subtenant recently notified Learning Tree that it will vacate when its sublease expires on March 25, 2005. Learning Tree is actively seeking subtenants for these floors, as a whole or in parts, but has yet to sublease this space.

The first component of the charge arises from Learning Tree’s estimate that a sublease with a new tenant for the currently vacant floor in its United Kingdom education center is unlikely to be concluded much before March 25, 2005. Accordingly, in the fourth quarter of fiscal 2004, Learning Tree recorded a charge of $541,000 which reflects its rent expense for the vacant floor from July 2, 2004 through March 25, 2005. However, there can be no assurance of when Learning Tree will complete a sublease of the currently vacant floor, or when it will find tenants for the other two floors that will become vacant on March 25, 2005. To the extent that any of these floors are vacant after March 25, 2005, Learning Tree’s general and administrative expenses will include a further charge of approximately $186,000 per quarter for each vacant floor. Accordingly, Learning Tree will make further provisions each quarter, as appropriate.

The second component of the charge arises because Learning Tree anticipates that in order to rent these floors in its United Kingdom education center, it may need to make certain concessions, such as a period of free rent. Such concessions could result in a net sublease rental rate that is somewhat less than the rental rate that

Learning Tree pays on its lease. Therefore, Learning Tree’s charges in the fourth quarter include an additional $566,000 for the net present value of the estimated difference between the net sublease rental rates that Learning Tree anticipates for these three floors and its costs over an expected 5-year sublease period. However, the actual vacancy period(s), the actual sublease rental rate(s), and the actual duration of the sublease(s) will be different from the estimates that Learning Tree has used in computing its estimate for this charge. If Learning Tree’s estimates are wrong, and such space is sublet sooner/later, or at more/less favorable rates, Learning Tree will have to record either additional charges or a reversal of previously recorded charges.

The third component of this charge is related to a portion of Learning Tree’s United Kingdom administrative office space that it subleased for the first time, and which will result in a reduction of Learning Tree’s ongoing general and administrative expenses by an average over the sublease period of approximately $44,000 per quarter, beginning with Learning Tree’s first quarter of fiscal 2005. However, Learning Tree subleased this space at a total rental rate that is below its costs. Therefore, Learning Tree recorded a charge of approximately $494,000 to reflect the net present value of this shortfall over the six-and-a-half-year period of the sublease, which ends co-terminus with Learning Tree’s prime lease on this office.

Other Income (Expense). Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In fiscal 2004, other income (expense) decreased to income of $2.0 million from $2.3 million in fiscal 2003 primarily because of lower interest income. Interest income decreased $490,000 compared to fiscal 2003 due to the effect of lower interest rates together with a decline in the amount of Learning Tree’s interest-bearing investments because of expenditures for repurchases of its Common Stock. The decrease in interest income was partially offset by a $203,000 gain from the liquidation of a $1.0 million minority interest equity investment in Collegis, Inc. (formerly eduprise.com) that Learning Tree had purchased in January 2000.

Learning Tree recorded foreign exchange gains of $335,000 in fiscal 2004 compared to foreign exchange gains of $346,000 in fiscal 2003. These gains arose from cash balances, receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

Income Taxes. In fiscal 2004, Learning Tree’s income tax provision decreased to $284,000 from $2.0 million in fiscal 2003. This decrease reflects the lower taxable income and a lower effective tax rate consistent with Learning Tree’s lower profit. In addition, the change in Learning Tree’s tax provision reflects changes in deferred taxes in fiscal 2003.

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

Geographic Segments. Learning Tree has education centers in six countries around the world, and has historically derived approximately half of its revenues from outside the United States. The change in revenues in fiscal 2004 primarily reflects the net effect of changes in exchange rates, offset by a decline in the number of course participants in all Learning Tree locations compared to fiscal 2003. Learning Tree’s operating subsidiaries in the United Kingdom, France, Sweden, Canada and Asia, reported a decline in revenues on a local currency basis. However, due to changes in exchange rates in fiscal 2004 compared to fiscal 2003, those locations reported an increase in revenues compared to fiscal 2003 when their local currency revenues were translated into U.S. dollars.

The United States recorded revenues of $70.4 million in fiscal 2004 compared to revenues of $74.5 million in fiscal 2003. Revenues from Europe were $69.2 million in fiscal 2004 compared to $65.5 million in fiscal 2003. Canada recorded revenues of $10.6 million in fiscal 2004 compared to revenues of $10.2 million in fiscal 2003 and Asia recorded revenues of $1.8 million in fiscal 2003 compared to $1.7 million in fiscal 2003. See Note 7 of “Notes to Consolidated Financial Statements.”

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

Revenues. The decrease in revenues in fiscal 2003 compared to fiscal 2002 was due to a decline in the number of course participants. During fiscal 2003, Learning Tree trained a total of 91,133 effective course participants, a decrease of 18% from the prior year’s 111,757 participants. Learning Tree believes that the sluggishness in the IT industry resulted in the continued year-over-year decline in spending on IT training.

For fiscal 2003, revenues reflected a 7% increase in average revenue per attendee. Approximately 6% of the improvement was due to changes in foreign exchange rates. The remaining improvement was primarily due to an increase in the proportion of course participants using “Training Vouchers” compared to those using “Training Passports.” Training Vouchers are discounted less from list prices than Training Passports.

Cost of Revenues. The cost of revenues for fiscal 2003 was $72.4 million compared to $79.4 million in fiscal 2002. This decrease primarily reflected a 15% decrease in the number of course events during fiscal 2003. During fiscal 2003, Learning Tree presented 7,026 effective course events compared to 8,218 events in fiscal 2002. The decrease in the cost of revenues also reflected the effect of Learning Tree’s cost reduction and control measures. These savings were partially offset by the impact of foreign exchange rate changes. The gross margin percentage was not significantly affected by the changes in exchange rates since such changes also increased fiscal 2003 revenues by a similar percentage.

In fiscal 2003, the cost of revenues increased to 47.7% of revenues compared to 45.6% in fiscal 2002. In fiscal 2003, excluding the impact of exchange rates, the cost of revenues as a percentage of revenues reflected a 3% decrease in average revenue per event and a 2% increase in the average cost per event compared to fiscal 2002. The decrease in average revenue per event reflected a lower average number of attendees per event, partially offset by the increase in average revenue per attendee discussed above. Learning Tree believes that the decrease in the average number of attendees per event primarily reflected the economic conditions in the IT industry, which lowered Learning Tree’s overall attendance rate. The increase in the average cost per event primarily reflected the impact of the reduced utilization of Learning Tree’s education centers, course equipment and other fixed costs which were spread over fewer events, partially offset by Learning Tree’s cost reduction and control measures, including the adjustment of staffing, the continued negotiation of supplier costs, the decrease of software costs and less course equipment depreciation.

Course Development Expenses. In fiscal 2003, course development expenses were 5.2% of revenues compared to 5.4% in fiscal 2002. Course development expenses as a percentage of revenues, reflected a reduction in absolute expenditures on course development compared to fiscal 2002, partially offset by the effect of the decline in revenues. Course development expenses decreased in fiscal 2003 by 15% to $7.9 million from $9.3 million in fiscal 2002. The reduction in course development expenditures primarily reflected cost reductions realized in author-related expenses, personnel costs, and the termination of the e-learning development program in the second quarter of fiscal 2003.

During fiscal 2003, Learning Tree released additional course titles on topics such as risk management, Microsoft Operations Manager, .NET development, Java programming, Crystal reports, Windows Server 2003, network vulnerability assessment and defense, Oracle 9iAS, MySQL, Windows Server 2003 and Exchange Server 2003.

At the end of fiscal 2003, Learning Tree offered 152 different course titles, comprising over 3,800 hours of training, compared to 158 titles a year earlier. The decrease in the number of titles in fiscal 2003 reflected the net effect of introducing 18 new titles and retiring 24 titles.

Sales and Marketing Expenses. For fiscal 2003, sales and marketing expenses were 28.8% of revenues compared to 28.9% in fiscal 2002. The improvement resulted from absolute reductions in sales and marketing expenditures, which more than offset the effect of the decline in revenues. During fiscal 2003, sales and marketing expenses decreased by 13% to $43.8 million from $50.3 million in fiscal 2002. The reduction in sales and marketing expenses primarily reflected the results of initiatives to adjust marketing expenditures and sales staffing, based on current operating levels, as well as lower selling commissions.

General and Administrative Expenses. As a percentage of revenue, general and administrative expenses were 15.2% in fiscal 2003 compared to 14.6% in fiscal 2002. General and administrative expenses decreased in fiscal 2003 by 9% to $23.0 million from $25.4 million in fiscal 2002. The decrease in general and administrative expenses primarily reflected Learning Tree’s cost reduction and control measures, including reduced staffing levels, as well as a reduction in bad debt expense. These improvements were partially offset by the effects of changes in exchange rates.

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

Geographic Segments. The decrease in revenues in fiscal 2003 reflected decreased revenues in all locations, except France, where the effect of changes in exchange rates more than offset the decrease in revenues in local currency.

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

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth unaudited quarterly financial data for each of the eight consecutive fiscal quarters ended October 1, 2004 and its percentage of Learning Tree’s revenues. Learning Tree believes that this information includes all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003		Dec. 31, 2003	April 2, 2004	July 2, 2004	Oct. 1, 2004
	(Dollars in Thousands, Except Per Share Amounts)
Revenues	$41,759	$35,062	$39,099	$35,977		$39,867	$35,729	$39,139	$37,323
Cost of revenues	18,888	17,452	18,955	17,094		18,407	18,475	18,518	18,212

Gross profit	22,871	17,610	20,144	18,883		21,460	17,254	20,621	19,111
Operating expenses:
Course development	2,075	2,117	1,856	1,849		1,997	2,078	2,066	1,819
Sales and marketing	10,006	11,069	11,543	11,163		10,478	13,403	12,791	10,534
General and administrative	6,196	6,031	5,667	5,120		5,765	6,046	5,921	6,744	*

Total operating expenses	18,277	19,217	19,066	18,132		18,240	21,527	20,778	19,097

Income (loss) from operations	4,594	(1,607)	1,078	751		3,220	(4,273)	(157)	14
Other income (expense), net	630	683	475	527		488	1,014	260	287

Income (loss) before provision for income taxes	5,224	(924)	1,553	1,278		3,708	(3,259)	103	301
Provision (benefit) for income taxes	1,855	(328)	551	(108	)**	1,317	(1,158)	37	88

Net income (loss)	$3,369	$(596)	$1,002	$1,386		$2,391	$(2,101)	$66	$213

Earnings (loss) per common share	$0.19	$(0.03)	$0.06	$0.08		$0.14	$(0.12)	$0.00	$0.01

Earnings (loss) per common share assuming dilution	$0.19	$(0.03)	$0.06	$0.08		$0.14	$(0.12)	$0.00	$0.01

AS A PERCENTAGE OF REVENUES:
Revenues	100%	100%	100%	100%		100%	100%	100%	100%
Cost of revenues	45	50	48	48		46	52	47	49

Gross profit	55	50	52	52		54	48	53	51
Operating expenses:
Course development	5	6	5	5		5	6	5	5
Sales and marketing	24	32	30	31		26	37	33	28
General and Administrative	15	17	14	14		15	17	15	18	*

Total operating expenses	44	55	49	50		46	60	53	51

Income (loss) from operations	11	(5)	3	2		8	(12)	(—)	—
Other income (expense), net	2	2	1	2		1	3	—	1

Income (loss) before provision for income taxes	13	(3)	4	4		9	(9)	—	1
Provision (benefit) for income taxes	5	(1)	1	0	**	3	(3)	—	—

Net income (loss)	8%	(2)%	3%	4%		6%	(6)%	—%	1%

*	General and administrative expenses in the fourth quarter of fiscal 2004 include a charge of approximately $1.6 million (4%) for estimated costs through March 2005 related to the subleasing of Learning Tree facilities in the United Kingdom.
**	Income taxes in the fourth quarter of fiscal 2003 reflect the effect of recording a foreign deferred tax asset of approximately $561,000 (2%).

Historically, Learning Tree’s quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as: (i) the frequency of course events; (ii) the number of weeks during which courses can be conducted in a quarter; (iii) the timing, timely delivery, frequency and size of, and response to Learning Tree’s direct mail marketing and advertising campaigns; (iv) the timing of the introduction of new course titles; (v) the mix between course events held at customer sites and course events held in Learning Tree’s education centers and hotels due to differing gross profit margins; (vi) competitive forces within markets served by Learning Tree; (vii) Learning Tree’s ability to attract customers and meet their expectations; (viii) currency fluctuations and other risks inherent in international operations; (ix) natural disasters, external strikes, acts of war or terrorism and other external factors; and (x) general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results also occur as a result of differences in the timing of Learning Tree’s spending on the marketing of its courses. In addition, the timing of Learning Tree’s spending on the development of its courses and other areas may also result, to a lesser extent, in quarter-to-quarter fluctuations. See Exhibit 99.1, “Risk Factors.”

LIQUIDITY AND CAPITAL RESOURCES

Learning Tree’s cash and cash equivalents decreased to $83.9 million at October 1, 2004 from $86.7 million at September 30, 2003. This decrease primarily reflects investments in course equipment and repurchases of Learning Tree’s Common Stock, partially offset by the effect of exchange rates on cash, cash provided by operations and proceeds from the liquidation of a minority interest equity investment in Collegis, Inc. (formerly eduprise.com.)

During fiscal 2004, Learning Tree repurchased approximately 158,000 shares of its Common Stock for approximately $2.6 million. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Cash provided by operations for fiscal 2004 was $1.9 million compared to $4.5 million for fiscal 2003. This decrease primarily reflects lower profitability. At October 1, 2004, Learning Tree had a net working capital balance of $40.3 million.

During fiscal 2004, Learning Tree invested $5.7 million in equipment and facilities compared to $3.5 million in fiscal 2003. The investments in the current year primarily relate to purchases of course equipment. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2005, as of October 1, 2004, Learning Tree had no material future purchase obligations, capital commitments or debt. In the future, Learning Tree may use cash for acquisitions or other strategic transactions. While Learning Tree has no current agreements in place or negotiations underway with respect to any acquisition or other strategic transaction, Learning Tree may, on occasion, evaluate acquisition opportunities that appear to fit within its overall business strategy. Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future. See Exhibit 99.1, “Risk Factors.”

Learning Tree has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

The following table summarizes Learning Tree’s contractual cash commitments at October 1, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year (Fiscal 2005)	1-3 years (Fiscal 2006 and 2007)	3-5 years (Fiscal 2008 and 2009)	More than 5 years (Fiscal 2010 through 2020)
Operating leases*	$105,479,000	$14,030,000	$26,747,000	$19,333,000	$45,369,000
Employment contracts**	2,313,000	2,313,000	—	—	—
Purchase commitments***	4,730,000	4,730,000	—	—	—

Total	$112,522,000	$21,073,000	$26,747,000	$19,333,000	$45,369,000

*	Amounts have not been reduced by future minimum sublease rentals of $2,261,000 due in the future under noncancelable subleases. See Note 3 of “Notes to Consolidated Financial Statements” for further details.
**	Employment contracts reflect severance provisions of certain executive management employment contracts and other similar arrangements which may be payable in certain circumstances in the future. Some amounts reflect estimates as the actual cost of the severance is not defined in the contract.
***	Represents estimated commitments at year-end to purchase goods and services in the normal course of business to meet operational requirements. These obligations are expected to be paid in future periods as stated in the table, although the amounts are subject to change based on operating requirements and other factors.

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

Allowance for Doubtful Accounts Receivable. Trade accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company uses estimates in determining the allowance for doubtful accounts receivable, based on its analysis of various factors, including the Company’s historical collection experience, current trends, specific identification of invoices which are considered doubtful, and a percentage of the Company’s past due accounts receivable. Although the Company’s estimates for this reserve have in the past been reasonably accurate, these estimates could differ from actual collection experience and are subject to adjustment. The Company’s trade accounts receivable are written-off when they are deemed uncollectible.

Operating Leases. Learning Tree leases education center and administrative office space under various operating lease agreements. Certain of these operating leases include space that has not been used by Learning Tree and which is either currently subleased, or is vacant and for which Learning Tree is seeking a subtenant(s). For such vacated space, Learning Tree estimates and records the estimated fair value of its liability for costs that Learning Tree will incur under the operating lease without economic benefit. The estimated fair value of the liability is determined based upon the remaining lease costs, as per the operating lease agreement, reduced by estimated sublease rental income that could be reasonably obtained for the property based upon prevailing real estate market conditions. The liability recorded reflects Learning Tree’s best estimate based upon the information available at the time. Learning Tree adjusts the liability, as necessary, as new information becomes available or subsequent developments occur.

In 1999, Learning Tree entered into a 20-year lease on a building in London to house its United Kingdom education center. This building had sufficient space for Learning Tree’s immediate classroom needs, plus three floors for potential future classroom expansion that Learning Tree has been subletting to two subtenants. The first of these subleases has expired and the other subtenant notified Learning Tree in September 2004, that it will vacate when its sublease expires on March 25, 2005. Learning Tree is actively seeking subtenants for these floors, as a whole or in parts, but has yet to sublease this space.

In the fourth quarter of fiscal 2004, Learning Tree recorded a $541,000 charge to reflect its estimate that a sublease with a new tenant for the currently vacant floor in its United Kingdom education center is unlikely to be concluded much before March 25, 2005. This charge reflects Learning Tree’s rent expense for the vacant floor from July 2, 2004 through March 25, 2005. However, there can be no assurance of when Learning Tree will complete a sublease of the currently vacant floor, or when it will find tenants for the other two floors. To the extent that any of these floors are vacant after March 25, 2005, Learning Tree’s general and administrative expenses will include a further charge of approximately $186,000 per quarter for each vacant floor. Accordingly, Learning Tree will make further provisions each quarter as necessary.

In addition, Learning Tree anticipates that in order to rent these floors in its United Kingdom education center it may need to make certain concessions, such as a period of free rent. Such concessions could result in a net sublease rental rate that is somewhat less than the rental rate that Learning Tree pays on its lease. Therefore, Learning Tree also recorded a charge of $566,000 in the fourth quarter of fiscal 2004 for the net present value of the estimated difference between the net sublease rental rates that Learning Tree anticipates for these three floors and its costs over an expected 5-year sublease period. However, the actual vacancy period(s), the actual sublease rental rate(s), and the actual duration of the sublease(s) will be different from the estimates that Learning Tree has used in computing its estimate for this charge.

If Learning Tree’s estimates are wrong, and such space is sublet sooner/later, or at more/less favorable rates, Learning Tree may have to record either additional charges or a reversal of previously recorded charges.

Critical Accounting Policies

Revenue Recognition. Learning Tree course events range from two to five days, with an average of approximately four days. As stated above, beginning with the second quarter of fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year in order to better align its external financial reporting with the way Learning Tree operates its business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52- or 53-week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. Prior to the adoption of the 52- or 53- week method, it was Learning Tree’s policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events were recorded upon commencement of each course event, unless the difference between Learning Tree’s revenue recognition policy and recording revenues and related course costs on a straight-line basis was more than inconsequential.

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

Income Taxes. Learning Tree applies SFAS No. 109 “Accounting for Income Taxes,” in accounting for income taxes. Under SFAS No. 109, deferred income tax assets and liabilities arise from carry-forwards and from temporary differences between the tax basis of assets and liabilities and the book basis of such assets and liabilities as reported in the financial statements. Deferred income tax assets arise from expected reductions in taxes payable in future periods. Deferred tax assets reflect management’s estimate of the amounts that will be realized from future profitability and can be predicted with reasonable certainty. Deferred income tax liabilities represent taxes that Learning Tree expects to pay in future periods.

OUTLOOK FOR FISCAL 2005

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

Recent Trends. Learning Tree’s business continues to be influenced by world events, by the economy, and by corporate spending trends for IT, among other factors. Learning Tree believes that the best way to counteract adverse market trends is to use a strong, focused, integrated marketing and sales strategy that clearly and visibly helps Learning Tree’s customers identify specific applications of training services to improve their business performance. Accordingly, Learning Tree continues to assess alternative approaches to sales and marketing with the objective of improving its performance under current market conditions.

Effect of Exchange Rates. Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates of November 15, 2004 remain stable through the remainder of fiscal 2005, Learning Tree’s revenues would be favorably affected by approximately 6% in the first quarter and approximately 3% for the full fiscal year compared to the corresponding periods in fiscal 2004. Conversely, Learning Tree’s expenses would be unfavorably affected by similar percentages in these periods.

First Quarter 2005 Revenues. A number of factors may influence Learning Tree’s revenues in its first fiscal quarter ending December 31, 2004. These include the following:

•	Learning Tree has yet to see any sustained improvement in demand for IT skills training from its customers.

•	At October 1, 2004, Learning Tree’s backlog of $33.6 million was about 2% lower than it had been on September 30, 2003. This October 1, 2004 backlog included a 3% favorable effect from changes in foreign exchange rates. Four weeks later, at October 29, 2004, Learning Tree’s overall backlog of $31.8 million was 3% lower than at October 31, 2003. And, at October 29, 2004, the sum of Learning Tree’s revenues for October courses plus its backlog for November and December courses was 5% lower than it had been at October 31, 2003. These October 29, 2004 backlogs each included a 4% favorable effect from changes in foreign exchange rates.

Based upon the above and other factors, Learning Tree believes that its revenues in the first quarter of fiscal 2005 will be approximately $38.0 million to $39.5 million, or 1% to 5% lower than the prior year period.

First Quarter Gross Profit. Learning Tree expects its gross profit percentage in the first quarter of fiscal 2005 to be between 49.0% and 50.5%.

First Quarter Operating Expenses. Learning Tree expects overall operating expenses for the first quarter of fiscal 2005 to be approximately $18.5 million, an increase of approximately $250,000 compared to the same quarter a year earlier. This increase primarily reflects the effect of changes in exchange rates and annual compensation increases. Learning Tree expects this increase to be partially offset by lower marketing costs due to the net effect of mailing fewer regular catalogs than in the same quarter of fiscal 2004 and the increased costs of mailing Management Curriculum catalogs in fiscal 2005, which Learning Tree first introduced in the second quarter of fiscal 2004.

First Quarter Interest Income. Learning Tree’s interest income reflects changes in interest rates, as well as changes in cash balances. Learning Tree expects first quarter interest income to be approximately the same as it was in the fourth quarter of fiscal 2004.

2005 Tax Rate. Learning Tree estimates that its effective tax rate in fiscal 2005 will be approximately 33.3% as a result of utilizing foreign tax credits during the year.

Future Outlook. Looking forward, Learning Tree remains confident in the long-term outlook for the technology industry and the need for IT and management training. Learning Tree believes that technology provides mission-critical resources that can be used by organizations to gain a competitive advantage, provided that their technical personnel are adequately trained in the technologies they are using. Learning Tree believes that even more critical is the training of managers at all levels in an organization. Studies show again and again that effective training in basic and applied management skills increases the likelihood of successful project implementation, reduces risk and costs and increases overall organizational performance.

Learning Tree’s strong global brand, operational strengths and financial resources position it to respond both to the current business environment and to future opportunities that may develop. Learning Tree plans to continue to apply Learning Tree’s considerable resources to provide the best possible service to its customers with the expectation of maintaining their continuing loyalty and capturing additional market share.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Learning Tree International, Inc.

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries (the “Company”) as of October 1, 2004 and September 30, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 1, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Learning Tree International, Inc. and subsidiaries at October 1, 2004 and September 30, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 1, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

November 5, 2004

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	October 1, 2004
ASSETS
Current assets:
Cash and cash equivalents	$86,711,000	$83,913,000
Trade accounts receivable, less allowances of $818,000 and $402,000, respectively	11,779,000	12,902,000
Prepaid marketing expenses	915,000	814,000
Prepaid income taxes	3,974,000	3,791,000
Prepaid expenses and other	5,943,000	4,337,000

Total current assets	109,322,000	105,757,000

Equipment, property and leasehold improvements:
Education and office equipment	43,888,000	44,707,000
Transportation equipment	149,000	164,000
Property and leasehold improvements	21,696,000	22,964,000

	65,733,000	67,835,000
Less: accumulated depreciation and amortization	(44,966,000)	(47,024,000)

	20,767,000	20,811,000
Long-term interest-bearing investments	8,333,000	8,929,000
Deferred income taxes	585,000	878,000
Other assets	1,902,000	1,059,000

Total assets	$140,909,000	$137,434,000

LIABILITIES
Current liabilities:
Trade accounts payable	$12,275,000	$12,570,000
Deferred revenue	50,082,000	46,847,000
Accrued payroll, benefits and related taxes	3,577,000	2,794,000
Other accrued liabilities	2,641,000	2,957,000
Income taxes payable	511,000	286,000

Total current liabilities	69,086,000	65,454,000

Deferred income taxes	575,000	550,000
Deferred facilities rent	2,268,000	2,887,000

Total liabilities	71,929,000	68,891,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value, 75,000,000 shares authorized, 17,108,000 and 16,989,000 shares issued and outstanding, respectively	2,000	2,000
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	9,000	9,000
Cumulative foreign currency translation	(473,000)	626,000
Retained earnings	69,442,000	67,906,000

Total stockholders’ equity	68,980,000	68,543,000

Total liabilities and stockholders’ equity	$140,909,000	$137,434,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 30, 2002	September 30, 2003	October 1, 2004
Revenues	$174,161,000	$151,897,000	$152,058,000
Cost of revenues	79,392,000	72,389,000	73,612,000

Gross profit	94,769,000	79,508,000	78,446,000

Operating expenses:
Course development	9,319,000	7,897,000	7,960,000
Sales and marketing	50,251,000	43,781,000	47,206,000
General and administrative	25,426,000	23,014,000	24,476,000

	84,996,000	74,692,000	79,642,000

Income (loss) from operations	9,773,000	4,816,000	(1,196,000)

Other income (expense):
Interest expense	(30,000)	(12,000)	—
Interest income	2,833,000	1,934,000	1,444,000
Foreign exchange gains (losses)	(50,000)	346,000	335,000
Other	(286,000)	47,000	270,000

	2,467,000	2,315,000	2,049,000

Income before provision for income taxes	12,240,000	7,131,000	853,000
Provision for income taxes	4,345,000	1,970,000	284,000

Net income	$7,895,000	$5,161,000	$569,000

Earnings per common share	$0.42	$0.30	$0.03

Earnings per common share assuming dilution	$0.42	$0.30	$0.03

Weighted average number of shares outstanding	18,763,000	17,394,000	17,039,000

Diluted shares outstanding	18,992,000	17,449,000	17,065,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Foreign Currency Translation Adjustment	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2001	18,929,000	$2,000	$—	$(4,584,000)	$88,642,000	$84,060,000
Comprehensive income:
Net income	—	—	—	—	7,895,000	7,895,000
Foreign currency translation	—	—	—	1,697,000	—	1,697,000

Comprehensive income						9,592,000
Stock options issued for services	—	—	32,000	—	—	32,000
Stock repurchases	(1,104,000)	—	(4,212,000)	—	(16,922,000)	(21,134,000)
Stock option exercises	302,000	—	2,950,000	—	—	2,950,000
Tax benefit related to stock option exercises	—	—	1,230,000	—	—	1,230,000

Balance, September 30, 2002	18,127,000	2,000	—	(2,887,000)	79,615,000	76,730,000
Comprehensive income:
Net income	—	—	—	—	5,161,000	5,161,000
Foreign currency translation	—	—	—	2,414,000	—	2,414,000

Comprehensive income						7,575,000
Stock options issued for services	—	—	23,000	—	—	23,000
Stock repurchases	(1,159,000)	—	(1,632,000)	—	(15,334,000)	(16,966,000)
Stock option exercises	140,000	—	1,485,000	—	—	1,485,000
Tax benefit related to stock option exercises	—	—	133,000	—	—	133,000

Balance, September 30, 2003	17,108,000	2,000	9,000	(473,000)	69,442,000	68,980,000
Comprehensive income:
Net income	—	—	—	—	569,000	569,000
Foreign currency translation	—	—	—	1,099,000	—	1,099,000

Comprehensive income						1,668,000
Stock options issued for services	—	—	8,000	—	—	8,000
Stock repurchases	(158,000)	—	(477,000)	—	(2,105,000)	(2,582,000)
Stock option exercises	39,000	—	445,000	—	—	445,000
Tax benefit related to stock option exercises	—	—	24,000	—	—	24,000

Balance, October 1, 2004	16,989,000	$2,000	$9,000	$626,000	$67,906,000	$68,543,000

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 30, 2002	September 30, 2003	October 1, 2004
Cash flows—operating activities:
Net income	$7,895,000	$5,161,000	$569,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,215,000	7,473,000	6,132,000
Unrealized foreign exchange losses (gains)	(469,000)	(806,000)	(521,000)
Gain on liquidation of investment in Collegis, Inc	—	—	(203,000)
Loss related to subleasing	—	—	1,601,000
Loss (gain) on disposals of equipment and leasehold improvements	179,000	(17,000)	30,000
Deferred facilities rent charges	(406,000)	(239,000)	(544,000)
Change in net assets and liabilities:
Trade accounts receivable	4,970,000	565,000	(690,000)
Prepaid marketing expenses	613,000	787,000	120,000
Prepaid expenses and other	1,125,000	(719,000)	1,868,000
Income taxes	(916,000)	1,047,000	(334,000)
Trade accounts payable	(5,407,000)	(585,000)	(219,000)
Deferred revenue	(7,423,000)	(8,239,000)	(4,906,000)
Accrued payroll, benefits and related taxes	(373,000)	462,000	(1,121,000)
Other accrued liabilities	(1,471,000)	(395,000)	72,000

Net cash provided by operating activities	6,532,000	4,495,000	1,854,000

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(3,832,000)	(3,503,000)	(5,737,000)
Retirements of equipment and leasehold improvements	110,000	278,000	3,000
Liquidation of investment in Collegis, Inc	—	—	1,203,000
Other, net	836,000	145,000	(101,000)

Net cash used in investing activities	(2,886,000)	(3,080,000)	(4,632,000)

Cash flows—financing activities:
Proceeds from exercise of stock options	2,950,000	1,485,000	445,000
Repurchases of Common Stock	(21,134,000)	(16,966,000)	(2,582,000)

Net cash used in financing activities	(18,184,000)	(15,481,000)	(2,137,000)

Effects of exchange rates on cash	2,891,000	3,880,000	2,117,000

Net decrease in cash and cash equivalents	(11,647,000)	(10,186,000)	(2,798,000)
Cash and cash equivalents at the beginning of the period	108,544,000	96,897,000	86,711,000

Cash and cash equivalents at the end of the period	$96,897,000	$86,711,000	$83,913,000

Supplemental disclosures:
Income taxes paid	$7,115,000	$3,022,000	$1,774,000

Interest paid	$6,000	$2,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Nature of the Business:

Learning Tree International, Inc. and subsidiaries (the “Company”) develop, market and deliver a broad proprietary library of courses which are designed to meet the training needs of information technology (“IT”) professionals and managers worldwide. These courses are delivered primarily at the Company’s leased education centers located in the United States, United Kingdom, Canada, France and Sweden. Such course events are also conducted in hotel and conference facilities, and at customer sites throughout the world. The Company provides courses that are regularly presented worldwide and cover such technology topics as web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, project management, leadership and professional development, and key business skills.

In the second quarter of fiscal 2004, the Company adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30 to the Friday nearest the end of September. Thus, these consolidated financial statements report the Company’s consolidated financial position as of September 30, 2003 and October 1, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 1, 2004.

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

d. Revenue Recognition and Accounts Receivable:

The Company’s revenues are received from business entities and governmental agencies for the training of their employees. Course events range from two to five days, with an average of approximately four days. As stated above, beginning with the second quarter of fiscal 2004, the Company adopted a 52- or 53-week fiscal year. This method was adopted in order to better align the Company’s external financial reporting with the way the Company operates its business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52- or 53-week fiscal year method all revenues and related direct costs for

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each course event are recognized in the week and the fiscal quarter in which the event takes place. Prior to the adoption of the 52- or 53- week method, it was the Company’s policy to recognize revenues and the related direct costs of course events as courses were delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events were recorded upon commencement of each course event, unless the difference between the Company’s revenue recognition policy and recording revenues and related course costs on a straight-line basis was more than inconsequential.

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

Trade accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company uses estimates in determining the allowance for doubtful accounts receivable, based on its analysis of various factors, including the Company’s historical collection experience, current trends, specific identification of invoices which are considered doubtful, and a percentage of the Company’s past due accounts receivable. These estimates could differ from actual collection experience and are subject to adjustment. The Company’s trade accounts receivable are written-off when they are deemed uncollectible.

e. Deferred Revenues:

Deferred revenues primarily relate to unearned revenues associated with Training Passports, Training Vouchers and advance payments received from customers for course events to be held in the future.

f. Prepaid Marketing Expenses:

Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are charged to

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable. Marketing expenses for the fiscal years ended September 30, 2002 and 2003 and October 1, 2004 were $34,418,000, $30,674,000 and $34,075,000, respectively.

g. Course Development Costs:

Course development costs are charged to operations in the period incurred.

h. Stock Based Compensation:

The Company uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans, which are more fully described in Note 5. The exercise price of all stock options granted under the Company’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized for stock options granted to employees during fiscal 2002, 2003 and 2004. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per common share would have been reduced to the pro forma amounts below:

	Fiscal Year Ended
	September 30, 2002	September 30, 2003	October 1, 2004
Net income, as reported	$7,895,000	$5,161,000	$569,000
Less: stock-based employee compensation cost, at estimated fair value, net of tax	(1,951,000)	(1,934,000)	(1,063,000)

Pro forma net income (loss)	$5,944,000	$3,227,000	$(494,000)

As reported:
Earnings per common share	$0.42	$0.30	$0.03
Earnings per common share assuming dilution	$0.42	$0.30	$0.03
Pro forma:
Earnings (loss) per common share	$0.32	$0.19	$(0.03)
Earnings (loss) per common share assuming dilution	$0.31	$0.18	$(0.03)

The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the years ended September 30, 2002 and 2003 and October 1, 2004, with the following assumptions: risk-free interest rates of 3.1%, 1.9% and 2.9%; a dividend yield of zero; an expected life of 2.5 years, 2.5 years and 3.1 years; and a volatility of 55%, 41% and 41%. Based upon these assumptions, the pro forma weighted average fair value of the options granted during fiscal 2002 was $8.00, during fiscal 2003 was $4.00 and during fiscal 2004 was $4.90. The Company estimates the total number of options expected to vest and adjusts that estimate based upon an analysis of historical trends, on a prospective basis.

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

l. Facilities Leases:

The Company leases education center and administrative office space under various operating lease agreements. Certain lease agreements include provisions that provide for cash incentives, graduated rent payments and other inducements. The Company recognizes rent expense on a straight-line basis over the related terms of such leases. The value of lease incentives and/or inducements, along with the excess of the rent expense recognized over the rentals paid is recorded as deferred facilities rent charges in the accompanying consolidated financial statements.

Certain of these operating leases include space that has not been used by the Company and which is either currently subleased, or is vacant and for which the Company is seeking a subtenant(s). For such vacated space the Company estimates and records the estimated fair value of its liability for costs that the Company will incur under the operating lease without economic benefit. The estimated fair value of the liability is determined based upon the remaining lease costs, as per the operating lease agreement, reduced by estimated future sublease rental income that could be reasonably obtained for the property based upon prevailing real estate market conditions. The estimated long-term portion of such liabilities is recorded as deferred facilities rent charges in the accompanying consolidated financial statements. The liability recorded by the Company reflects the Company’s best estimate based upon the information available at the time. The Company adjusts the liability, as necessary, as new information becomes available or subsequent developments occur.

m. Computation of Earnings per Common Share and Assuming Dilution:

Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 229,000 shares, 55,000 shares and 26,000 shares were added to the weighted average number of shares outstanding for the fiscal years ended September 30, 2002 and 2003 and October 1, 2004, respectively. Approximately 1,302,000 stock options, 1,681,000 stock options and 1,498,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the fiscal years ended September 30, 2002 and 2003 and October 1, 2004 respectively, because they were antidilutive.

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

Income before provision for income taxes consists of the following:

	Fiscal Year Ended
	September 30, 2002	September 30, 2003	October 1, 2004
Domestic	$8,550,000	$5,356,000	$782,000
Foreign	3,690,000	1,775,000	71,000

Total	$12,240,000	$7,131,000	$853,000

The provision for income taxes is comprised of the following:

	Fiscal Year Ended
	September 30, 2002	September 30, 2003	October 1, 2004
Current tax provision:
U.S. Federal	$2,122,000	$1,239,000	$158,000
State	471,000	200,000	80,000
Foreign	1,563,000	907,000	264,000

	4,156,000	2,346,000	502,000

Deferred tax provision:
U.S. Federal	187,000	413,000	348,000
State	14,000	31,000	26,000
Foreign	(12,000)	(820,000)	(592,000)

	189,000	(376,000)	(218,000)

Total provision for income taxes	$4,345,000	$1,970,000	$284,000

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the provision for income taxes computed by applying the U.S. Federal statutory rate to the income before taxes, to the reported provision for income taxes:

	Fiscal Year Ended
	September 30, 2002	September 30, 2003	October 1, 2004
Income taxes at the statutory rate	$4,284,000	$2,496,000	$290,000
Permanent differences	21,000	54,000	(2,000)
Effect of foreign taxes and tax credits	(266,000)	(710,000)	(57,000)
State income taxes	306,000	130,000	53,000

Total provision for income taxes	$4,345,000	$1,970,000	$284,000

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

Deferred income tax assets and liabilities consist of the following:

	As of September 30, 2003	As of October 1, 2004
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$528,000	$451,000
Other	393,000	332,000
Deferred tax liabilities:
Depreciation and amortization	(1,471,000)	(1,724,000)
Other	(18,000)	(1,000)

Net domestic deferred tax liabilities	(568,000)	(942,000)

Foreign operations:
Deferred tax assets:
Depreciation and other	585,000	878,000
Deferred tax liabilities:
Depreciation and other	(7,000)	392,000

Net foreign deferred tax assets (liabilities).	578,000	1,270,000

Net deferred tax assets (liabilities)	$10,000	$328,000

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. COMMITMENTS AND CONTINGENCIES:

a. Commitments:

The Company leases its education centers and certain administrative facilities and certain equipment under various operating lease agreements which expire at various dates through 2019. The minimum future rental payments for all operating leases are as follows:

2005	$14,030,000
2006	13,394,000
2007	13,353,000
2008	12,016,000
2009	7,317,000
Thereafter	45,369,000

$105,479,000

The minimum future rental payments have not been reduced by future minimum sublease rentals of $2,261,000 due in the future under noncancelable subleases. For the years ended September 30, 2002 and 2003 and October 1, 2004, rent expense net of sublease income was $11,612,000, $12,244,000 and $13,426,000, respectively. The sublease rental income for the years ended September 30, 2002 and 2003 and October 1, 2004 was $2,174,000, $2,316,000 and $2,244,000, respectively. The agreements generally require the payment of property taxes, insurance and maintenance in addition to the minimum base rent.

b. Contingencies:

In the fourth quarter of fiscal 2004, the Company recorded a charge of approximately $1.6 million related to subleasing portions of Learning Tree’s United Kingdom (“UK”) education center which are either currently vacant or will be vacated by the current subtenant when its sublease expires in March 2005, and a portion of the UK’s administrative office which was recently sublet for the first time. The estimate is based upon the Company’s estimate of the time period that the UK education center space will be vacant and the future sublease rental rate. The Company is actively seeking subtenant(s) for this UK education center space, however has yet to execute any sublease agreement(s). If the Company’s estimates are wrong, and the UK education center space is sublet sooner/later, or at more/less favorable rates, the Company will have to record either additional charges or a reversal of previously recorded charges.

4. STOCKHOLDERS’ EQUITY:

During fiscal 2002, the Company repurchased approximately 1,104,000 shares at a total cost of approximately $21,134,000. During fiscal 2003, the Company repurchased approximately 1,159,000 shares at a total cost of approximately $16,966,000. During fiscal 2004, the Company repurchased approximately 158,000 shares at a total cost of approximately $2,582,000.

5. EMPLOYEE STOCK OPTION PLAN:

In March 1999, the Company and its shareholders adopted the Learning Tree International, Inc. 1999 Stock Option Plan (the “1999 Plan.”) The 1999 Plan permits the grant of options to officers, employees and directors of the Company. It provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options. In March 2002, the 1999 Plan was amended to increase the number of shares of Common Stock that may be purchased under the plan from an aggregate of 1,500,000 shares to 3,964,000 shares.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 1995, the 1995 Stock Option Plan (the “1995 Plan”) had been adopted. The 1995 Plan generally had the same terms and conditions as the 1999 Plan. Effective with the approval of the amendment of the 1999 Plan, the Company no longer grants options under the 1995 Plan which had provided for options covering up to an aggregate of 2,250,000 shares of Common Stock.

The exercise price of incentive stock options granted will be greater than or equal to their fair market value at the date of grant, and the maximum term of all options may not exceed ten years. The vesting schedule and the period required for full exercisability of the stock options is at the discretion of the Board of Directors, but in no event can it be less than six months.

In fiscal 2002, 2003 and 2004, options were granted to certain employees under the 1999 Plan. The exercise price of all options granted was equal to their fair market value at the dates of the grants and the terms of the options are generally five years. The options are generally subject to a four-year vesting schedule at 25% per year on each anniversary date. Following is a summary of the options granted under the plans:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2001	2,346,000	21.70
Options Granted	667,000	22.08
Exercised during the year	(302,000)	9.75
Forfeited during the year	(591,000)	22.30

Outstanding at September 30, 2002	2,120,000	23.36
Options Granted	313,000	14.71
Exercised during the year	(140,000)	10.61
Forfeited during the year	(320,000)	15.59

Outstanding at September 30, 2003	1,973,000	24.15
Options Granted	225,000	15.64
Exercised during the year	(39,000)	11.24
Forfeited during the year	(476,000)	20.38

Outstanding at October 1, 2004	1,683,000	$24.38

As of October 1, 2004, the Company had 2,395,000 shares of Common Stock available for grant under the 1999 Plan.

The following table summarizes stock options outstanding and exercisable at October 1, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Shares	Weighted Average Exercise Price	Average Remaining Life (Years)	Shares	Weighted Average Exercise Price
$ 6.63–17.55	517,000	$15.22	3.7	121,000	$15.09
20.92–28.00	583,000	23.38	1.9	393,000	23.48
30.25–48.50	583,000	33.51	1.0	576,000	33.39

$ 6.63–48.50	1,683,000	$24.38	2.1	1,090,000	$27.79

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. EMPLOYEE BENEFIT PLANS:

The Company has adopted a defined contribution plan for the benefit of its domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (the “Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute up to 15% of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. The Company makes contributions at a rate of 75% of elective contributions up to 4.5% of the compensation of such contributors. The Company contributed $730,000, $695,000 and $614,000 to the Plan for the fiscal years ended September 30, 2002 and 2003 and October 1, 2004, respectively.

The Company has adopted similar plans for the benefit of its employees in certain of its foreign subsidiaries. Contributions to these plans are subject to various age, length of service and compensation level criteria, as well as certain limitations. For the fiscal years ended September 30, 2002 and 2003 and October 1, 2004, the cost to the Company of these plans was approximately $379,000, $360,000 and $347,000, respectively.

7. OPERATING SEGMENT INFORMATION:

The Company has only one material operating segment, the design and delivery of training courses and related services, which is managed on a geographic basis. There were no sales to any individual customers that accounted for 10% or more of revenue in fiscal 2002, 2003 or 2004.

The table below presents information by geographic location:

	Fiscal Year Ended
	September 30, 2002	September 30, 2003	October 1, 2004
Revenues:
United States	$87,748,000	$74,499,000	$70,404,000
Canada	11,462,000	10,212,000	10,642,000
United Kingdom	46,532,000	39,290,000	43,159,000
Europe—other	26,581,000	26,205,000	26,025,000
Asia	1,838,000	1,691,000	1,828,000

Consolidated revenues	$174,161,000	$151,897,000	$152,058,000

Long-lived assets:
United States		$13,687,000	$14,102,000
Canada		1,182,000	1,118,000
United Kingdom		2,418,000	2,691,000
Europe—other		4,290,000	3,754,000
Asia		82,000	164,000

Consolidated long-lived assets		$21,659,000	$21,829,000

Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. VALUATION AND QUALIFYING ACCOUNTS:

Activity with respect to the Company’s allowance for doubtful accounts receivable is summarized as follows:

	Fiscal Year Ended
	September 30, 2002	September 30, 2003	October 1, 2004
Beginning balance	$786,000	$908,000	$818,000
Charged to expense	411,000	190,000	36,000
Amounts written off	(289,000)	(280,000)	(452,000)

Ending balance	$908,000	$818,000	$402,000

9. CASH, CASH EQUIVALENTS AND INTEREST-BEARING INVESTMENTS:

Cash Equivalents—

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cost approximates market value for the Company’s cash equivalents.

Long-Term Interest-Bearing Investments—

Long-term interest-bearing investments reflect $8,929,000 (5,000,000 British Pounds) which has been pledged to secure the Company’s obligation under a lease for certain education center facilities in the United Kingdom. The terms of the lease require the Company to pledge a cash deposit or provide a letter of credit for the same amount as collateral for its obligations thereunder. The investment is carried at cost, which approximates market value. The Company receives interest earned by the cash deposit. The required level of the cash deposit or letter of credit will decline if certain financial ratios have been met.

10. RELATED PARTY TRANSACTIONS:

In October 1995, the Company entered into an employment agreement with the Chief Executive Officer for an initial period of three years. Since October 1995, the agreement has periodically been amended and extended. In September 2002, the employment agreement with the Chief Executive Officer was extended until September 30, 2004. In September 2004, the employment agreement with the Chief Executive Officer was extended for an additional three years, until September 30, 2007.

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

None.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides biographical information regarding the directors and executive officers of Learning Tree as of October 1, 2004. All other information regarding directors and executive officers of Learning Tree required by this item is incorporated by reference to the section entitled “Executive Officers of the Registrant” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders.

Name	Age	Title
David C. Collins	63	Chairman of the Board of Directors and Chief Executive Officer
Eric R. Garen	57	Vice Chairman of the Board of Directors
Nicholas R. Schacht	45	President and Chief Operating Officer
Mary C. Adams	48	Chief Administrative Officer and Secretary
Bill B. Concevitch	46	Executive Vice President
W. Mathew Juechter (1)	71	Director
Howard A. Bain III (2)(3)(4)	58	Director
Curtis A. Hessler (3)(4)(5)	60	Director
Wilford D.Godbold (3)(4)(5)	66	Director

(1)	Chairman of the Compensation and Stock Option Committee and the Nominating and Governance Committee.
(2)	Chairman of the Audit Committee.
(3)	Member of the Compensation and Stock Option Committee.
(4)	Member of the Nominating and Governance Committee.
(5)	Member of the Audit Committee.

Dr. Collins, a co-founder of Learning Tree, has been Chairman of the Board and Chief Executive Officer since Learning Tree began operations in August, 1974. Dr. Collins has a Bachelor of Science degree (with distinction) in Electrical Engineering from Stanford University, and Masters and Ph.D. degrees in Electrical Engineering from the University of Southern California.

Mr. Garen, a co-founder of Learning Tree, has served as Vice Chairman of Learning Tree’s Board of Directors since November 2003. Prior to November 2003, Mr. Garen served as President and as Executive Vice President of Learning Tree since Learning Tree’s business began in 1974. Mr. Garen holds a Bachelor of Science degree in Electrical Engineering from the California Institute of Technology and a Masters degree in Computer Science from the University of Southern California, earning both degrees with honors.

Mr. Schacht has been President and Chief Operating Officer of Learning Tree since November 2003. He was Chief Operating Officer of Learning Tree from 2002 to 2003. He was President of Global Learning Systems from 1999 to 2002, Group President for the Institute for International Research from 1998 to 1999, and held a variety of positions with ESI International from 1989 to 1998, culminating as its President. From 1987 to 1989, Mr. Schacht was a Research Fellow with Logistics Management Institute, and from 1981 to 1987, he was a U.S. Naval officer. Mr. Schacht holds a B.S. degree with honors from the U.S. Naval Academy, a Master’s degree in General Administration from the University of Maryland, and a Master of Science degree from The George Washington University.

Ms. Adams has served as Chief Administrative Officer since October 2003. She was Vice President, Administration and Investor Relations from 1995 to 2003. She began her association with Learning Tree in September 1975 and has held a variety of key positions in Learning Tree. Ms. Adams is also the President of Advanced Technology Marketing, Inc., a wholly owned subsidiary of Learning Tree.

Mr. Concevitch has served as Executive Vice President of Learning Tree since August 2004. He was Senior Director of the Learning Business of Witness Systems from 2003 to 2004. He was Executive Vice President of KnowledgePool in 2002 to 2003 and President of Mentergy North America in 2001 and 2002. Prior to Mentergy, Mr. Concevitch was Senior Vice President of Element K. From 1993 to 2000, he held various positions with ExecuTrain, including Senior Vice President of Sales and Chief Learning Officer. Earlier in his career, Mr. Concevitch held a number of positions within the Dale Carnegie Training organization. Mr. Concevitch understudied with the Grammy Award winning Clair D. Krepps, receiving an Audio Engineering Diploma in Recording Arts and Sciences. Mr. Concevitch instructs public speaking at the collegiate level.

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

Mr. Bain has served as a director of Learning Tree since June 2001. He was most recently Chief Financial Officer of Portal Software (NASDAQ: PRSF), a developer of customer management and billing software for communications and content service providers, from August 2001 to November 2004. Prior to joining Portal, Mr. Bain held CFO positions at Vicinity Corporation (NASDAQ: VCNT) in 2000, Informix (NASDAQ: IFMX) from 1999 to 2000, and Symantec Corporation (NASDAQ: SYMC) from 1991 to 1999. He has additional experience in various technology companies in the areas of semiconductor manufacturing equipment; semiconductor BiCMOS SRAMs; laser-based large screen projection systems; and disk drives. He has also held senior financial and accounting management positions with Fairchild Camera and Instrument Corporation and as a consultant with Arthur Andersen LLP where he was a certified public accountant. Mr. Bain holds a B.S. in Business from California Polytechnic University.

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

Mr. Godbold has been a director of Learning Tree since April 2004. He currently is a private investor. From 1984 to 1998, he served as President and Chief Executive Officer of ZERO Corporation (NYSE), an international manufacturer of technical equipment for the telecommunications, instrumentation and data processing markets. From 1982 to 1984 he served as Executive Vice President of that company. Prior to joining ZERO Corporation, he practiced law as a partner of the international law firm of Gibson, Dunn & Crutcher, where his practice, from 1966, was focused primarily on mergers and acquisitions, corporate finance and general corporate law. He represented both public companies and financial institutions. Mr. Godbold is a graduate of Stanford University (BA—Political Science), UCLA School of Law (JD—Order of the Coif) and UCLA Graduate School of Management—Executive Management Program. He currently serves on the Board of Directors of SEMPRA Energy (NYSE), a Fortune 500 energy services holding company, and K2 Inc. (NYSE), a premier brand sports products company. He formerly served as a director of Pacific Enterprises (NYSE), Santa Fe Pacific Pipeline (NYSE), Winchell’s (NYSE), Ceradyne Inc. (NASD) and Sanwa Bank of California (Private). He was Chairman of the Boards of the California State Chamber of Commerce, The Employer’s Group and Marlborough School.

David C. Collins and Mary C. Adams are married. There are no other family relationships among any of the directors or executive officers of Learning Tree.

Audit Committee Financial Experts. Learning Tree’s Board of Directors has determined that Howard A. Bain III, Chairman of Learning Tree’s Audit Committee, is a financial expert because he has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by Learning Tree’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions. Mr. Bain acquired these attributes by means of having held various positions that provided relevant experience, as described above. Mr. Bain is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics. On December 4, 2002, Learning Tree’s Board of Directors adopted the “Code of Business Conduct and Ethics” for all Learning Tree employees, including its principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is publicly available on Learning Tree’s website at www.learningtree.com. Learning Tree intends to post on its website any amendments to, or waivers from, its Code of Business Conduct and Ethics within two days of any such amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

The information regarding compensation of executive officers of Learning Tree required by this item is incorporated by reference to the section entitled “Executive Compensation” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding the security ownership of certain beneficial owners and management and the information regarding securities authorized for issuance under equity compensation plans required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Stock Option Plans” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled “Certain Transactions” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding certain principal accountant fees and services required by this item is incorporated by reference to the section entitled “Independent Auditor Fees” of Learning Tree’s definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	By-Laws of the Registrant*

4.1	Specimen of Common Stock Certificate**

10.1	Amendment to Employment Agreement dated as of October 1, 1995 (previously filed**) between Learning Tree International, Inc. and Dr. David C. Collins

10.2	Employment Agreement dated as of November 16, 2003, between Learning Tree International, Inc. and Eric R. Garen******

10.4	Employment Agreement dated as of February 1978, as amended, between Learning Tree International, Inc. and Mary C. Adams**

10.7	Form of Training Advantage Agreement*

10.8	1995 Stock Option Plan dated as of September 29, 1995**

10.9	Employment Agreement dated as of November 16, 2003, between Learning Tree International, Inc. and Nicholas R. Schacht******

10.10	1999 Stock Option Plan dated as of January 29, 1999***

10.11	Reimbursement and Indemnification Agreement dated as of September 15, 2000, between Learning Tree International, Inc. and David Collins, Eric Garen and related entities****

10.12	Employment Agreement dated as of August 1, 2004, between Learning Tree International, Inc. and Bill Byron Concevitch

10.13	Form of Officers and Directors Indemnification Agreement

14.1	Learning Tree International Code of Business Conduct and Ethics*****

21.1	Subsidiaries of the Registrant

23.1	Consent of Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and President (Principal Financial Officer)

99.1	Risk Factors

*	Previously filed on October 6, 1995.
**	Previously filed on November 13, 1995.
***	Previously filed on January 29, 1999.
****	Previously filed on December 15, 2000.
*****	Previously filed on December 16, 2002.
******	Previously filed on February 10, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 14th day of December, 2004.

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

Signature	Title	Date

/s/ DAVID C. COLLINS, PH.D. David C. Collins, Ph.D.	Chairman of the Board and Chief Executive Officer (principal executive officer)	December 14, 2004

/s/ ERIC R. GAREN Eric R. Garen	Vice Chairman of the Board	December 14, 2004

/s/ NICHOLAS R. SCHACHT Nicholas R. Schacht	President and Chief Operating Officer (principal financial officer)	December 14, 2004

/s/ W. MATHEW JUECHTER W. Mathew Juechter	Director	December 14, 2004

/s/ HOWARD A. BAIN III Howard A. Bain III	Director	December 14, 2004

/s/ CURTIS A. HESSLER Curtis A. Hessler	Director	December 14, 2004

/s/ WILFORD D. GODBOLD Wilford D. Godbold	Director	December 14, 2004