Form 10-Q
period 2004-12-31
LEARNING TREE INTERNATIONAL INC
filed 2005-02-08
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

or

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

The number of shares of common stock, $.0001 par value, outstanding as of January 28, 2005, is 16,943,135 shares.

Total number of pages 22

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q

December 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	October 1, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,818,000	$83,913,000
Trade accounts receivable, net	13,448,000	12,902,000
Prepaid marketing expenses	964,000	814,000
Prepaid income taxes	3,188,000	3,791,000
Prepaid expenses and other	5,958,000	4,337,000

Total current assets	106,376,000	105,757,000

Equipment, property and leasehold improvements, net	21,664,000	20,811,000
Long-term interest-bearing investments	9,615,000	8,929,000
Deferred income taxes	510,000	878,000
Other assets	1,111,000	1,059,000

Total assets	$139,276,000	$137,434,000

LIABILITIES
Current liabilities:
Trade accounts payable	$11,288,000	$12,570,000
Deferred revenue	46,648,000	46,847,000
Accrued liabilities	6,256,000	5,751,000
Income taxes payable	390,000	286,000

Total current liabilities	64,582,000	65,454,000

Deferred income taxes	550,000	550,000
Deferred facilities rent	2,876,000	2,887,000

Total liabilities	68,008,000	68,891,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $.0001 par value, 75,000,000 shares authorized, 16,943,000 and 16,989,000 shares issued and outstanding, respectively	2,000	2,000
Additional paid-in capital	2,000	9,000
Cumulative foreign currency translation adjustment	1,811,000	626,000
Retained earnings	69,453,000	67,906,000

Total stockholders’ equity	71,268,000	68,543,000

Total liabilities and stockholders’ equity	$139,276,000	$137,434,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31, 2004	December 31, 2003
Revenues	$39,762,000	$39,867,000
Cost of revenues	18,824,000	18,407,000

Gross profit	20,938,000	21,460,000

Operating expenses:
Course development	1,805,000	1,997,000
Sales and marketing	9,788,000	10,478,000
General and administrative	6,608,000	5,765,000

	18,201,000	18,240,000

Income from operations	2,737,000	3,220,000

Other income (expense):
Interest income	508,000	361,000
Foreign exchange	(44,000)	123,000
Other	11,000	4,000

	475,000	488,000

Income before provision for income taxes	3,212,000	3,708,000
Provision for income taxes	1,070,000	1,317,000

Net income	$2,142,000	$2,391,000

Earnings per common share	$0.13	$0.14

Earnings per common share assuming dilution	$0.13	$0.14

Weighted average number of shares outstanding	16,982,000	17,083,000

Diluted shares outstanding	16,988,000	17,129,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			ADDITIONAL PAID-IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	RETAINED EARNINGS	TOTAL STOCKHOLDERS’ EQUITY
	COMMON STOCK
	SHARES	AMOUNT
Balance, September 30, 2003	17,108,000	$2,000	$9,000	$(473,000)	$69,442,000	$68,980,000

Comprehensive income:
Net income	—	—	—	—	2,391,000	2,391,000
Foreign currency translation	—	—	—	1,312,000	—	1,312,000

Comprehensive income						3,703,000
Stock options issued for services	—	—	5,000	—	—	5,000
Stock repurchases	(33,000)	—	(79,000)	—	(482,000)	(561,000)
Stock option exercises	6,000	—	57,000	—	—	57,000
Tax benefit related to stock option exercises	—	—	8,000	—	—	8,000

Balance, December 31, 2003	17,081,000	$2,000	$—	$839,000	$71,351,000	$72,192,000

Balance, October 1, 2004	16,989,000	$2,000	$9,000	$626,000	$67,906,000	$68,543,000

Comprehensive income:
Net income	—	—	—	—	2,142,000	2,142,000
Foreign currency translation	—	—	—	1,185,000	—	1,185,000

Comprehensive income						3,327,000
Stock options issued for services	—	—	1,000	—	—	1,000
Stock repurchases	(46,000)	—	(8,000)	—	(595,000)	(603,000)

Balance, December 31, 2004	16,943,000	$2,000	$2,000	$1,811,000	$69,453,000	$71,268,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31, 2004	December 31, 2003
Cash flows—operating activities:
Net income	$2,142,000	$2,391,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,679,000	1,703,000
Unrealized foreign exchange gains	(219,000)	(229,000)
(Gains) losses on disposals of equipment and leasehold improvements	(4,000)	4,000
Loss related to subleasing	423,000	—
Deferred facilities rent charges	(116,000)	(135,000)
Change in operating assets and liabilities:
Trade accounts receivable	123,000	514,000
Prepaid marketing expenses	(101,000)	(215,000)
Prepaid expenses and other	(1,263,000)	1,939,000
Income taxes	1,125,000	1,626,000
Trade accounts payable	(1,934,000)	(2,630,000)
Deferred revenue	(1,983,000)	(4,356,000)
Other accrued liabilities	(141,000)	(267,000)

Net cash (used in) provided by operating activities	(269,000)	345,000

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(1,940,000)	(742,000)
Retirements of equipment and leasehold improvements	8,000	4,000
Other, net	20,000	(15,000)

Net cash used in investing activities	(1,912,000)	(753,000)

Cash flows—financing activities:
Repurchases of Common Stock	(603,000)	(561,000)
Proceeds from exercise of stock options	—	57,000

Net cash used in financing activities	(603,000)	(504,000)

Effects of exchange rates on cash	1,689,000	1,864,000

Net (decrease) increase in cash and cash equivalents	(1,095,000)	952,000
Cash and cash equivalents at the beginning of the period	83,913,000	86,711,000

Cash and cash equivalents at the end of the period	$82,818,000	$87,663,000

Supplemental disclosures:
Income taxes paid	$38,000	$761,000

Interest paid	$—	$—

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 Operations and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared by Learning Tree International, Inc. (“Learning Tree”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 1, 2004 that are contained in Learning Tree’s 2004 Annual Report on Form 10-K. Learning Tree’s business is subject to substantial risk and fluctuations in earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30th to the Friday nearest the end of September. Thus, these unaudited condensed consolidated financial statements report Learning Tree’s financial position as of December 31, 2004 and October 1, 2004, and its results of operations and cash flows for the three months ended December 31, 2004 and 2003.

Note 2 Computation of Earnings per Common Share and Earnings per Common Share Assuming Dilution:

Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 6,000 shares and 46,000 shares were added to the weighted average number of shares outstanding for the three-month periods ended December 31, 2004 and 2003, respectively. Approximately 1,541,000 and 1,462,000 stock options were excluded from the calculation of earnings per common share assuming dilution for the three-month periods ended December 31, 2004 and 2003, respectively, because they were antidilutive.

Note 3 Repurchase of Company Stock:

During the first quarter of fiscal 2005, Learning Tree repurchased approximately 46,000 shares of its Common Stock on the open market at a total cost of $603,000. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Note 4 Employee Stock Options:

Learning Tree uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized during the first quarter of fiscal 2005 and 2004 for stock options granted to employees. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per common share would have been reduced to the pro forma amounts below:

	THREE MONTHS ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2003
Net income, as reported	$2,142,000	$2,391,000
Less: stock-based employee compensation cost, at estimated fair value, net of tax	(247,000)	(440,000)

Pro forma net income	$1,895,000	$1,951,000

As reported:
Earnings per common share	$.13	$.14
Earnings per common share assuming dilution	$.13	$.14
Pro forma:
Earnings per common share	$.11	$.11
Earnings per common share assuming dilution	$.11	$.11

There were no options granted during the first quarter of fiscal 2005. In January 2005, Learning Tree’s Board of Directors approved acceleration of vesting for all stock options that first vest prior to April 2002. No other terms for such stock options were modified.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. SFAS 123R requires that the cost resulting from all share-based payment transactions, including employee stock options, be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. As required by SFAS 123R, Learning Tree will adopt SFAS 123R in its fourth quarter of fiscal 2005 which ends September 30, 2005. SFAS 123R will also require Learning Tree to classify the excess tax benefit of stock options as an operating cash flow.

While Learning Tree continues to evaluate the effect of SFAS 123R on its financial statements, Learning Tree believes that the effect on quarters subsequent to the initial adoption will be somewhat less than its historical pro forma disclosure under SFAS 123, as amended, due to the effect of the acceleration of stock option vesting discussed above.

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

Learning Tree offers a broad, proprietary library of intensive instructor-led courses from two to five days in length, comprising 136 different course titles representing over 3,300 hours of training at December 31, 2004. Learning Tree courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, project management, leadership and professional development, and other key business skills. Recently, Learning Tree expanded its management course offerings to 29 titles in order to meet demands for these courses from both technical and non-technical managers.

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

Recent Trends. Over the past 30 years, Learning Tree has progressively set and exceeded the highest standards of excellence in educating and training IT professionals and managers from Government and commercial customers around the world. Throughout its history, Learning Tree has grown, adapted, and evolved its course offerings based on its customer needs, all the while continuing to advance the state of the art in its industry.

Learning Tree continues its tradition of excellence today by improving its core strengths: its expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. During the first quarter of fiscal 2005 Learning Tree again set record high levels in its course participants’ evaluations of the quality of Learning Tree’s instructors and courses.

Learning Tree’s customers continue to respond positively to its recent increase in the breadth and depth of its management course offerings. In the first quarter of fiscal 2005, Learning Tree offered 29 titles in its management curriculum representing 21% of Learning Tree’s entire course library, compared to 21 titles, which represented 14% in the first quarter of fiscal 2004. Learning Tree believes that technical and non-technical managers are becoming increasingly aware of the need for training in project management, personal effectiveness, and other key business skills. Learning Tree intends to meet this demand by continuing to develop additional management course titles, based on feedback from its customers.

Beginning with the second quarter of fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, changing its year-end and quarter-end dates to the Friday nearest the end of the calendar quarter. Learning Tree made this change in order to better align its external financial reporting with the way Learning Tree operates its business.

RESULTS OF OPERATIONS

The following table summarizes Learning Tree’s consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Three Months Ended
	Dec. 31, 2004	Dec. 31, 2003
Revenues	100%	100%
Cost of revenues	47	46

Gross profit	53	54

Operating expenses:
Course development	4	5
Sales and marketing	25	26
General and administrative	17	15

Total operating expenses	46	46

Income (loss) from operations	7	8
Other income (expense), net	1	1

Income before provision for income taxes	8	9
Provision for income taxes	3	3

Net income	5%	6%

In the first quarter of fiscal 2005, Learning Tree’s revenues were $39.8 million compared to $39.9 million for the corresponding quarter of fiscal 2004. Income from operations for the first quarter of fiscal 2005 was $2.7 million compared to $3.2 million for the same quarter of fiscal 2004. Net income for the first quarter of fiscal 2005 was $2.1 million compared to $2.4 million for the same quarter of fiscal 2004.

Revenues. Learning Tree’s revenues in the first quarter of fiscal 2005 compared to the same period in fiscal 2004 primarily reflect the net effect of a decline in the number of course participants, partially offset by increased revenues per attendee due to the effect of changes in exchange rates.

During the first quarter of fiscal 2005, Learning Tree trained 21,892 course participants, a 4% decrease from the 22,890 participants that were trained in the same quarter last year. In the first quarter of fiscal 2005, the average revenue per attendee was 4% higher than in the same quarter of the prior fiscal year. However, excluding a 5% effect of changes in exchange rates, Learning Tree’s average revenue per attendee declined 1% in its first quarter of fiscal 2005 compared to the same quarter of the prior fiscal year. Excluding the effect of exchange rates, the decline in average revenue per attendee resulted from a change in course mix which included a greater proportion of courses conducted at customer sites and a lower proportion conducted at Learning Tree education centers. Courses at customer sites generally have lower revenues per attendee than those conducted at Learning Tree education centers.

Cost of Revenues. Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

The cost of revenues for the first quarter of fiscal 2005 was $18.8 million compared to $18.4 million for the first quarter of fiscal 2004. This change primarily reflects the effect of changes in foreign exchange rates and a 1% increase in the number of course events, partially offset by lower instructor-related fees and other cost savings. During the first quarter of fiscal 2005, Learning Tree presented 1,751 events compared to 1,727 events conducted during the same period in fiscal 2004.

The cost of revenues increased to 47.3% of revenues in the first quarter of fiscal 2005 compared to 46.2% in the first quarter of fiscal 2004. Changes in foreign exchange rates did not materially affect the gross profit percentage, since exchange rate changes increased Learning Tree’s cost of revenues by approximately the same percentage as they increased revenues in the quarter.

Excluding the effect of exchange rates, the increase in the cost of revenues as a percentage of revenues in the first quarter of fiscal 2005 reflects a 7% decrease in average revenue per event partially offset by a 4% decrease in average cost per event compared to the first quarter of fiscal 2004.

The decrease in average revenue per event in the first quarter, excluding the effect of exchange rates, primarily reflects a lower average number of attendees per event compared to the same quarter of the prior fiscal year. In addition, to a lesser extent, the decrease in average revenue per event reflects the decrease in average revenue per attendee as discussed above. The improvement in average cost per event, excluding the effect of exchange rates, primarily reflects the effect of lower instructor-related fees and other cost savings.

Course Development Expenses. Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During the first quarter of fiscal 2005, course development expenses were 4.5% of revenues compared to 5.0% for the first quarter of the prior year. The decrease primarily reflects lower author-related expenses compared to the first quarter of the prior year.

Learning Tree’s library of instructor-led courses numbered 136 titles at the end of the first quarter of fiscal 2005 compared with 151 titles at the end of the first quarter of fiscal 2004. During the first quarter of fiscal 2005, Learning Tree retired twelve titles which no longer generated sufficient gross profit to warrant their ongoing revision and marketing expense, and introduced two new titles: “Introduction to Storage Networks” and “Oracle Database 10g Administration”.

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

Sales and marketing expenses in the first quarter were 24.6% of revenues, compared with 26.3% for the same quarter in the prior year. Sales and marketing expenditures were $9.8 million compared with $10.5 million in the first quarter of the prior year. These decreases primarily reflect a decrease in both the cost and the number of Learning Tree catalogs mailed in the first quarter of fiscal 2005 compared to the same first quarter of fiscal 2004, as well as lower expenditures for marketing activities other than the major mailing campaigns. These decreases were partially offset by the effect of changes in foreign exchange rates.

General and Administrative Expenses. General and administrative expenses in the first quarter of fiscal 2005 increased to 16.6% of revenues compared with 14.5% in the same quarter of the prior year. General and administrative expenses in the first quarter were $6.6 million compared to $5.8 million in the first quarter last year. These increases are primarily due to a $423,000 charge related to Learning Tree’s United Kingdom “UK” education center subleases, as well as the effect of changes in exchange rates and annual compensation increases.

Since 1999, Learning Tree has been subletting three floors in its UK education center to two subtenants. The first of these subleases covered one floor and expired in fiscal 2004. During the fourth quarter of fiscal 2004, Learning Tree recorded a charge of $541,000 which reflected the rent expense for this vacant floor from July 2, 2004 through March 25, 2005. The second sublease covers the other two floors and expires on March 25, 2005. Because Learning Tree anticipated that in order to rent all three floors it may need to make certain rent concessions, Learning Tree recorded an additional charge of $566,000 in the fourth quarter of fiscal 2004 for the net present value of the estimated difference between the net sublease rental rates that it anticipated for these three floors and the costs over the expected sublease period.

Learning Tree is actively seeking subtenants for these floors, and believes that it is close to executing an agreement for the currently vacant floor. Based upon the prospective lease terms for that floor, Learning Tree recorded an additional provision of $102,000 in the first quarter of fiscal 2005. In addition, during the first quarter of fiscal 2005 Learning Tree recorded a charge of $321,000 related to the remaining two floors that are expected to become vacant on March 25, 2005. This charge reflects the rent expense for the other two floors through June 25, 2005. Learning Tree believes that it is unlikely that it will sublet those two floors before that date.

The actual vacancy period(s), the actual sublease rental rate(s), and the actual duration of the sublease(s) may be different from the estimates Learning Tree used in computing these charges. To the extent that the currently vacant floor is vacant after March 25, 2005, or either of the other two floors is vacant after June 25, 2005, Learning Tree’s general and administrative expenses will include a further cost of approximately $186,000 per quarter for each vacant floor. Accordingly, Learning Tree will make further provisions each quarter as necessary.

Other Income (Expense). Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In the first quarter of fiscal 2005, Learning Tree recorded foreign exchange losses of $44,000 compared to foreign exchange gains of $123,000 in the same quarter of the prior year. In addition, Learning Tree had interest income of $508,000 compared to $361,000 in the same period of the prior year. The increase in interest income primarily reflects higher interest rates compared to those in the prior year.

Income Taxes. The income tax provision in the first quarter of fiscal 2005 reflects a 33.3% annual tax rate, which is the same as the fiscal 2004 full year tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

Learning Tree’s cash and cash equivalents decreased to $82.8 million at December 31, 2004 from $83.9 million at October 1, 2004. This decrease primarily reflects investments in equipment and facilities, repurchases of Learning Tree’s Common Stock and cash used in operations, partially offset by the effect of exchange rates on cash.

During the first quarter of fiscal 2005, Learning Tree repurchased approximately 46,000 shares of its Common Stock for approximately $603,000. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Cash used in operations for the first quarter of fiscal 2005 was $269,000 compared to cash from operations of $345,000 in the first quarter of fiscal 2004. This decrease primarily reflects the timing of cash receipts and payments. At December 31, 2004, Learning Tree had a net working capital balance of $41.8 million.

During the first quarter of fiscal 2005, Learning Tree invested $1.9 million in equipment and facilities compared to $742,000 in the first quarter of fiscal 2004. The investments in the first quarter of fiscal 2005 primarily relate to purchases of course equipment. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2005, Learning Tree had no material future purchase obligations, capital commitments or debt as of December 31, 2004. In the future, Learning Tree may use cash for acquisitions or other strategic transactions. While Learning Tree has no current agreements in place or negotiations underway with respect to any acquisition or other strategic transaction, Learning Tree may, on occasion, evaluate acquisition or other strategic opportunities that appear to fit within its overall business strategy. Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of Learning Tree’s financial condition and results of operations is based upon Learning Tree’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following list of critical accounting estimates and policies is not intended to be a comprehensive list of all of Learning Tree’s accounting policies. Learning Tree’s significant accounting policies are more fully described in Note 1 of “Notes to Consolidated Financial Statements” to Learning Tree’s Annual Report on Form 10-K. The following represents a summary of Learning Tree’s critical accounting estimates and policies, defined as those policies that Learning Tree believes are the most important to the portrayal of Learning Tree’s financial condition and results of operations, and/or require management’s significant judgments and estimates.

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

Operating Leases. Learning Tree leases education center and administrative office space under various operating lease agreements. Certain of these operating leases include space that has not been used by Learning Tree and which is either currently subleased, or is vacant and for which Learning Tree is seeking a subtenant(s). For such space, Learning Tree estimates and records the estimated fair value of its liability for costs that Learning Tree will incur under the operating lease without economic benefit. The estimated fair value of the liability is determined based upon the remaining lease costs, as per the operating lease agreement, reduced by estimated sublease rental income that could be reasonably obtained for the property based upon prevailing real estate market conditions. The liability recorded reflects Learning Tree’s best estimate based upon the information available at the time. Learning Tree adjusts the liability, as necessary, as new information becomes available or subsequent developments occur.

Since 1999, Learning Tree has been subletting three floors in its UK education center to two subtenants. The first of these subleases covered one floor and expired in fiscal 2004. During the fourth quarter of fiscal 2004, Learning Tree recorded a charge of $541,000 which reflected the rent expense for this vacant floor from July 2, 2004 through March 25, 2005. The second sublease covers the other two floors and expires on March 25, 2005. Because Learning Tree anticipated that in order to rent all three floors it may need to make certain rent concessions, Learning Tree recorded an additional charge of $566,000 in the fourth quarter of fiscal 2004 for the net present value of the estimated difference between the net sublease rental rates that it anticipated for these three floors and the costs over the expected sublease period.

Learning Tree is actively seeking subtenants for these floors, and believes that it is close to executing an agreement for the currently vacant floor. Based upon the prospective lease terms for that floor, Learning Tree recorded an additional provision of $102,000 in the first quarter of fiscal 2005. In addition, during the first quarter of fiscal 2005 Learning Tree recorded a charge of $321,000 related to the remaining two floors that are expected to become vacant on March 25, 2005. This charge reflects the rent expense for the other two floors through June 25, 2005. Learning Tree believes that it is unlikely that it will sublet those two floors before that date.

The actual vacancy period(s), the actual sublease rental rate(s), and the actual duration of the sublease(s) will be different from the estimates that Learning Tree has used in computing its estimate for these charges. If such space is sublet sooner/later, or at more/less favorable rates, Learning Tree may have to record either additional charges or a reversal of previously recorded charges.

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

Stock Based Compensation. Learning Tree uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized during fiscal 2005 and fiscal 2003 for stock options granted to employees.

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

OUTLOOK FOR FISCAL 2005

Throughout this document, there have been various forward-looking statements. However, all of the statements in this section are forward-looking and are subject to various risks and uncertainties, including those detailed from time to time in Learning Tree’s filings with the Securities and Exchange Commission, including Learning Tree’s Annual Report on Form 10-K and the “Risk Factors” in Exhibit 99.1. Since economic and market conditions may change at any time, Learning Tree’s future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

Recent Trends. Learning Tree’s customers continue to respond positively to its recent increase in the breadth and depth of its management course offerings. In the first quarter of fiscal 2005, Learning Tree offered 29 titles in its management curriculum representing 21% of its entire course library, compared to 21 titles, which represented 14% in the first quarter of fiscal 2004. Learning Tree believes that technical and non-technical managers are becoming increasingly aware of the need for training in project management, personal effectiveness, and other key business skills. Learning Tree intends to meet this demand by continuing to develop additional management course titles, based on feedback from its customers.

Effect of Exchange Rates. Approximately half of Learning Tree’s business is conducted in currencies other than US dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates of January 31, 2005 remain stable through the remainder of fiscal 2005, Learning Tree’s revenues would be favorably affected by approximately 3% in both the second quarter and for its full fiscal year compared to the corresponding periods in fiscal 2004. Conversely, Learning Tree’s expenses would be unfavorably affected by similar percentages in these periods.

Second Quarter 2005 Revenues. A number of factors may influence Learning Tree’s revenues in the second fiscal quarter ending April 1, 2005. These include the following:

•	Learning Tree has yet to see any sustained improvement in demand for technology skills training from its customers.

•	At December 31, 2004, Learning Tree’s backlog of $27.0 million was about 3% lower than it had been on December 31, 2003. This December 31, 2004 backlog included a 4% favorable effect from changes in foreign exchange rates. Four weeks later, at January 28, 2005, Learning Tree’s overall backlog of $30.0 million was approximately the same as it was at January 31, 2004. And, at January 28, 2005, the sum of Learning Tree’s revenues for January courses plus its backlog for February and March courses was 6% lower than it had been at January 31, 2004. These January 28, 2005 backlogs each included a 2% favorable effect from changes in foreign exchange rates.

Based upon the above and other factors, Learning Tree believes that its revenues in the second quarter of fiscal 2005 will be approximately $35.0 million to $37.0 million.

Second Quarter Gross Profit. Learning Tree expects its gross profit percentage to be between 47.0% and 49.0% compared to 48.3% in the second quarter of fiscal 2005.

Second Quarter Operating Expenses. Learning Tree expects its overall operating expenses for the second quarter of fiscal 2005 to be approximately $20.5 million, compared to $21.5 million for the same quarter a year earlier. This decrease primarily reflects a reduction in mail from the elevated quantities Learning Tree mailed in the second quarter of fiscal 2004. Learning Tree expects this savings to be partially offset by the effect on operating expenses of changes in exchange rates and annual compensation increases.

Learning Tree’s operating expenses for the second quarter would be affected, either positively or negatively, by any changes to the provisions it has already made related to the UK education center subleases.

Second Quarter Interest Income. Interest income reflects changes in interest rates, as well as changes in Learning Tree’s cash balances. Learning Tree expects its second quarter interest income to be approximately the same as it was in the first quarter of fiscal 2005.

2005 Tax Rate. Learning Tree estimates that its effective tax rate in fiscal 2005 will be approximately 33.3%.

Future Outlook. Learning Tree remains confident in the long-term outlook for the technology industry and the need for technology and management training. Learning Tree believes that technology provides mission-critical resources that can be used by organizations to gain a competitive advantage, provided that their technical personnel are adequately trained in the technologies they are using. Learning Tree believes that even more critical is the training of managers at all levels in an organization. Studies show again and again that effective training in basic and applied management skills increases the likelihood of successful project implementation, reduces risk and costs, and increases overall organizational performance.

Learning Tree’s strong global brand, operational strengths and financial resources position it to respond both to the current business environment and to future opportunities that may develop. Learning Tree continues to apply its considerable resources to provide the best possible service to its customers with the expectation of maintaining their continuing loyalty and capturing additional market share.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Learning Tree’s cash equivalents are diversified and consist primarily of investment grade securities of high-quality financial institutions and corporations. The fair value of Learning Tree’s portfolio of marketable securities would not be significantly impacted by either a 10 percent (approximately 20 basis points) increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. Learning Tree does not hold or issue derivative financial instruments.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

LEARNING TREE PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2004 – October 29, 2004	—	—	—	—
October 30, 2004 – December 3, 2004	—	—	—	—
December 4, 2004 – December 31, 2004	45,750	$13.18	—	—
Total	45,750	$13.18	—	—

(a)	None of the Learning Tree Common Stock repurchases were made pursuant to a publicly announced plan. All Learning Tree Common Stock repurchases were made in open-market transactions.

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

LEARNING TREE INTERNATIONAL, INC.

Dated: February 8, 2005	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
President
(Principal Financial Officer and
Duly Authorized Officer)