Form 10-Q
period 2005-04-01
LEARNING TREE INTERNATIONAL INC
filed 2005-05-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2005

or

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

The number of shares of common stock, $.0001 par value, outstanding as of April 29, 2005, is 16,860,835 shares.

Total number of pages 25

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q

April 1, 2005

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2005	October 1, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,805,000	$83,913,000
Trade accounts receivable, net	13,764,000	12,902,000
Prepaid marketing expenses	798,000	814,000
Prepaid income taxes	2,802,000	3,791,000
Prepaid expenses and other	5,311,000	4,337,000

Total current assets	102,480,000	105,757,000

Equipment, property and leasehold improvements, net	20,139,000	20,811,000
Long-term interest-bearing investments	9,434,000	8,929,000
Deferred income taxes	499,000	878,000
Other assets	1,102,000	1,059,000

Total assets	$133,654,000	$137,434,000

LIABILITIES
Current liabilities:
Trade accounts payable	$10,044,000	$12,570,000
Deferred revenue	46,803,000	46,847,000
Accrued liabilities	5,880,000	5,751,000
Income taxes payable	511,000	286,000

Total current liabilities	63,238,000	65,454,000

Deferred income taxes	625,000	550,000
Deferred facilities rent	2,167,000	2,887,000

Total liabilities	66,030,000	68,891,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $.0001 par value, 75,000,000 shares authorized, 16,861,000 and 16,989,000 shares issued and outstanding, respectively	2,000	2,000
Additional paid-in capital	—	9,000
Cumulative foreign currency translation adjustment	1,245,000	626,000
Retained earnings	66,377,000	67,906,000

Total stockholders’ equity	67,624,000	68,543,000

Total liabilities and stockholders’ equity	$133,654,000	$137,434,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Revenues	$34,865,000	$35,729,000	$74,627,000	$75,596,000
Cost of revenues	18,445,000	18,475,000	37,269,000	36,882,000

Gross profit	16,420,000	17,254,000	37,358,000	38,714,000

Operating expenses:
Course development	2,010,000	2,078,000	3,815,000	4,075,000
Sales and marketing	11,448,000	13,403,000	21,236,000	23,881,000
General and administrative	6,389,000	6,046,000	12,997,000	11,811,000

	19,847,000	21,527,000	38,048,000	39,767,000

Loss from operations	(3,427,000)	(4,273,000)	(690,000)	(1,053,000)

Other income (expense):
Interest expense	—	—	—	—
Interest income	596,000	337,000	1,104,000	698,000
Foreign exchange	(40,000)	459,000	(84,000)	582,000
Other	103,000	218,000	114,000	222,000

	659,000	1,014,000	1,134,000	1,502,000

(Loss) income before provision for income taxes	(2,768,000)	(3,259,000)	444,000	449,000
(Benefit) provision for income taxes	(922,000)	(1,158,000)	148,000	159,000

Net (loss) income	$(1,846,000)	$(2,101,000)	$296,000	$290,000

(Loss) earnings per common share	$(0.11)	$(0.12)	$0.02	$0.02

(Loss) earnings per common share assuming dilution	$(0.11)	$(0.12)	$0.02	$0.02

Weighted average number of shares outstanding	16,913,000	17,064,000	16,947,000	17,073,000

Diluted shares outstanding	16,913,000	17,064,000	16,953,000	17,117,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	RETAINED EARNINGS	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, September 30, 2003	17,108,000	$2,000	$9,000	$(473,000)	$69,442,000	$68,980,000

Comprehensive income:
Net income	—	—	—	—	290,000	290,000
Foreign currency translation	—	—	—	1,008,000	—	1,008,000

Comprehensive income						1,298,000
Stock options issued for services	—	—	6,000	—	—	6,000
Stock repurchases	(119,000)	—	(398,000)	—	(1,635,000)	(2,033,000)
Stock option exercises	35,000	—	396,000	—	—	396,000
Tax benefit related to stock option exercises	—	—	19,000	—	—	19,000

Balance, April 2, 2004	17,024,000	$2,000	$32,000	$535,000	$68,097,000	$68,666,000

Balance, October 1, 2004	16,989,000	$2,000	$9,000	$626,000	$67,906,000	$68,543,000

Comprehensive income:
Net income	—	—	—	—	296,000	296,000
Foreign currency translation	—	—	—	619,000	—	619,000

Comprehensive income						915,000
Stock options issued for services	—	—	5,000	—	—	5,000
Stock repurchases	(128,000)	—	(14,000)	—	(1,825,000)	(1,839,000)

Balance, April 1, 2005	16,861,000	$2,000	$—	$1,245,000	$66,377,000	$67,624,000

See accompanying notes to condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	April 1, 2005	April 2, 2004
Cash flows—operating activities:
Net income	$296,000	$290,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,336,000	3,285,000
Gain on liquidation of investment in Collegis, Inc	(126,000)	(203,000)
Unrealized foreign exchange gains	(24,000)	(522,000)
(Gains) losses on disposals of equipment and leasehold improvements	—	4,000
Loss related to subleasing	411,000	—
Deferred facilities rent expenses	(789,000)	(192,000)
Change in operating assets and liabilities:
Trade accounts receivable	(371,000)	(47,000)
Prepaid marketing expenses	30,000	(15,000)
Prepaid expenses and other	(823,000)	381,000
Income taxes	399,000	(474,000)
Trade accounts payable	(1,653,000)	(2,423,000)
Deferred revenue	(1,214,000)	(2,997,000)
Other accrued liabilities	(389,000)	797,000

Net cash used in operating activities	(917,000)	(2,116,000)

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(2,424,000)	(4,188,000)
Retirements of equipment and leasehold improvements	77,000	9,000
Liquidation of investment in Collegis, Inc	—	1,203,000
Other, net	(15,000)	(51,000)

Net cash used in investing activities	(2,362,000)	(3,027,000)

Cash flows—financing activities:
Repurchases of Common Stock	(1,839,000)	(2,033,000)
Proceeds from exercise of stock options	—	396,000

Net cash used in financing activities	(1,839,000)	(1,637,000)

Effects of exchange rates on cash	1,010,000	1,962,000

Net decrease in cash and cash equivalents	(4,108,000)	(4,818,000)
Cash and cash equivalents at the beginning of the period	83,913,000	86,711,000

Cash and cash equivalents at the end of the period	$79,805,000	$81,893,000

Supplemental disclosures:
Income taxes paid	$144,000	$1,388,000

Interest paid	$—	$—

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

In fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30th to the Friday nearest the end of September. Thus, these unaudited condensed consolidated financial statements report Learning Tree’s financial position as of April 1, 2005 and October 1, 2004, and its results of operations for the three and six months ended April 1, 2005 and April 2, 2004 and it cash flows for the six months end April 1, 2005 and April 2, 2004.

Note 2 Computation of Earnings per Common Share and Earnings per Common Share Assuming Dilution:

Earnings per common share and earnings per common share assuming dilution are computed using the weighted average number of shares of Common Stock outstanding during the period. Earnings per common share assuming dilution are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 6,000 shares and 44,000 shares were added to the weighted average number of shares outstanding for the six-month periods ended April 1, 2005 and April 2, 2004, respectively. For the second quarters of fiscal 2005 and 2004, all of the 1,616,000 and 1,825,000 stock options, respectively, were excluded from the calculation of loss per common share assuming dilution because they were antidilutive due to the net loss.

Note 3 Repurchase of Company Stock:

During the second quarter of fiscal 2005, Learning Tree repurchased approximately 82,300 shares of its Common Stock on the open market at a total cost of $1,236,000. During the six months ended April 1, 2005, Learning Tree repurchased approximately 128,000 shares of its Common Stock on the open market at a total cost of $1,839,000. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Note 4 Employee Stock Options:

Learning Tree uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, during the first six months of fiscal 2005 and 2004, no compensation cost was recognized for stock options granted to employees. Had compensation cost for the options granted been determined based upon the estimated fair value at the grant dates (calculated using the Black-Scholes option-pricing model) in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Net (loss) income, as reported	$(1,846,000)	$(2,101,000)	$296,000	$290,000
Less: stock-based employee compensation cost, at estimated fair value, net of tax	(517,000)	(435,000)	(764,000)	(875,000)

Pro forma net (loss) income	$(2,363,000)	$(2,536,000)	$(468,000)	$(585,000)

As reported:
(Loss) earnings per common share	$(.11)	$(.12)	$.02	$.02
(Loss) earnings per common share assuming dilution	$(.11)	$(.12)	$.02	$.02
Pro forma:
(Loss) earnings per common share	$(.14)	$(.15)	$(.03)	$(.03)
(Loss) earnings per common share assuming dilution	$(.14)	$(.15)	$(.03)	$(.03)

In January 2005, Learning Tree’s Board of Directors approved acceleration of vesting for all stock options that first vested in or before April 2002. This action affected unvested options to purchase an aggregate of 373,025 shares of Common Stock at exercise prices per share of between $20.92 and $27.65, all of which we rescheduled to vest by April 2006. No other terms for such stock options were modified. The Board of Directors took this action to reduce administrative and financial and accounting issues associated with monitoring the vesting of options with exercise prices which were significantly below Learning Tree’s current stock prices.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. SFAS 123R requires that the cost resulting from all share-based payment transactions, including employee stock options, be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R also requires the excess tax benefit of stock options to be classified as an operating cash flow. In April 2005, the Securities and Exchange Commission amended Regulation S-X to defer the compliance date of SFAS 123R until the beginning of the first fiscal year that begins after June 15, 2004. Consistent with the amendment, Learning Tree will adopt SFAS 123R in the first quarter of fiscal 2006.

While Learning Tree continues to evaluate the effect of SFAS 123R on its financial statements, Learning Tree believes that the effect in fiscal 2006 will be somewhat less than its historical pro forma disclosure under SFAS 123 due to the effect of the acceleration of stock option vesting discussed above.

Note 5 UK Subleases:

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

Learning Tree is actively seeking subtenants for these floors, and believes that it is close to executing an agreement for the currently vacant floor. Based upon the prospective lease terms for that floor, Learning Tree recorded an additional provision of $102,000 in the first quarter of fiscal 2005. In addition, during the first quarter of fiscal 2005 Learning Tree recorded a charge of $321,000 related to the remaining two floors that are expected to become vacant on March 25, 2005. This charge reflects the rent expense for the other two floors through June 25, 2005. In the recent months, Learning Tree has made substantial progress towards its leasing goals. Learning Tree recently signed sublease agreements covering one floor, and is in final negotiation on sublease of another one and half floors. The actual terms of the sublease Learning Tree has negotiated vary somewhat from the assumptions used in making the earlier financial provisions related to those subleases. As a result of these variations, Learning Tree reduced the provision less than $10,000 in the second quarter of fiscal 2005.

This progress toward Learning Tree’s leasing goals significantly reduces its earlier risk of having a substantial amount of space vacant for a significant length of time. Assuming the subleases that Learning Tree is negotiating are finalized, the cost of any continuing vacancy of the remaining one half floor after July 1, 2005 would be approximately $98,000 per quarter. However, the actual vacancy period(s), the actual sublease rental rate(s), and the actual duration of the sublease(s) may be different from the estimates Learning Tree used in computing its provisions, and the sublease under negotiation may not be executed. Accordingly, Learning Tree will make further provisions in future quarters, as necessary.

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

Learning Tree offers a broad, proprietary library of intensive instructor-led courses from two to five days in length, comprising 138 different course titles representing over 3,400 hours of training at April 1, 2005. Learning Tree courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, project management, leadership and professional development, and other key business skills. Recently, Learning Tree expanded its management course offerings to 30 titles in order to meet demands for these courses from both technical and non-technical managers.

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

Recent Trends. Over the past 30 years, Learning Tree has set the highest standards of excellence in educating and training IT professionals and managers from government and commercial customers around the world. Throughout its history, Learning Tree has grown, adapted and evolved its course library based on its customer needs, all the while continuing to advance the state of the art in its industry.

Learning Tree continues its tradition of excellence today by improving its core strengths: its expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. During its second quarter of fiscal 2005 Learning Tree again set record high levels in its course participants’ evaluations of the quality of Learning Tree’s instructors and courses.

Learning Tree’s customers continue to respond positively to its recent increase in the breadth and depth of its management course offerings. Learning Tree believes that technical and non-technical managers are becoming increasingly aware of the need for training in project management, personal effectiveness, and other key business skills. Learning Tree intends to meet this demand by continuing to develop additional management course titles, based on feedback from Learning Tree’s customers. In the second quarter of fiscal 2005, Learning Tree offered 30 titles in its management curriculum representing 22% of Learning Tree’s entire course library, compared to 27 titles, which represented 18% in the second quarter of fiscal 2004.

Beginning with the second quarter of fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, changing its year-end and quarter-end dates to the Friday nearest the end of the calendar quarter. Learning Tree made this change in order to better align its external financial reporting with the way Learning Tree operates its business.

RESULTS OF OPERATIONS

The following table summarizes Learning Tree’s consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Three Months Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Revenues	100%	100%	100%	100%
Cost of revenues	53	52	50	49

Gross profit	47	48	50	51

Operating expenses:
Course development	6	6	5	5
Sales and marketing	33	37	28	32
General and administrative	19	17	18	15

Total operating expenses	58	60	51	52

Income (loss) from operations	(11)	(12)	(1)	(1)
Other income (expense), net	2	3	1	2

Income (loss) before provision for income taxes	(9)	(9)	0	1
Provision (benefit) for income taxes	(3)	(3)	(0)	(0)

Net income (loss)	(6)%	(6)%	0%	1%

In the second quarter of fiscal 2005, Learning Tree’s revenues were $34.9 million compared to $35.7 million for the corresponding quarter of fiscal 2004. Income (loss) from operations for the second quarter of fiscal 2005 was a loss of $3.4 million compared to a loss of $4.3 million for the same quarter of fiscal 2004. Net income (loss) for the second quarter of fiscal 2005 was a net loss of $1.8 million compared to a net loss of $2.1 million for the same quarter of fiscal 2004.

Learning Tree believes that the timing of the Easter holiday in 2005 is likely to have had some impact on Learning Tree’s financial results as compared to the prior year. Typically, in the period around the Easter holidays Learning Tree achieves somewhat lower enrollments and revenues, particularly in its European operating units. In fiscal 2004, the Easter holidays occurred in the third quarter. In contrast, in fiscal 2005, the Easter holidays occurred in the second quarter. As a result, Learning Tree’s fiscal 2005 second quarter revenues this year were likely somewhat lower than they would have been if Easter had occurred in the same fiscal quarter as the prior year. Learning Tree expects that there will be a reciprocal offsetting effect in the third quarter of fiscal 2005, compared to the third quarter of the prior year.

For the first six months of fiscal 2005, Learning Tree’s revenues decreased by 1% to $74.6 million from $75.6 million for the corresponding period of fiscal 2004. Income (loss) from operations for the first six months of fiscal 2005 was a loss of $690,000 versus a loss of $1.1 million for the same period of fiscal 2004. Net income for the first six months of fiscal 2005 was $296,000 compared to $290,000 in the corresponding period of fiscal 2004.

Revenues. The decreases in Learning Tree’s revenues in the second quarter and the first six months of fiscal 2005 compared to the same periods in fiscal 2004 primarily reflect the net effect of a decline in the number of course participants, partially offset by increased revenues per attendee due to the effect of changes in exchange rates.

During the second quarter of fiscal 2005, Learning Tree trained 19,471 course participants, a 5% decrease from the 20,408 participants that were trained in the same quarter last year. For first six months of fiscal 2005, Learning Tree trained 41,363 course participants, a 4% decrease from the prior year’s 43,298 effective course participants.

In the second quarter of fiscal 2005 and the first six months, Learning Tree’s average revenue per attendee was 2% and 3% higher, respectively than in the comparable periods of the prior fiscal year. However, excluding a 3% and 4% effect of changes in exchange rates in the second quarter and in the first six months of fiscal 2005, respectively, Learning Tree’s average revenue per attendee declined 1% in both the second quarter and the first six months of fiscal 2005.

Excluding the effect of exchange rates, the declines in average revenue per attendee were primarily due to an increase in the proportion of two- and three-day course events, which typically have lower average revenue per attendee.

Cost of Revenues. Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

The cost of revenues for the second quarter of fiscal 2005 was approximately the same as it was in the second quarter of fiscal 2004. For the first six months of fiscal 2005, the cost of revenues was $37.3 million compared to $36.9 million for the corresponding period of fiscal 2004. This increase primarily reflects the effect of changes in foreign exchange rates and higher Education Center expense, partially offset by a decline in instructor related expenses and other direct course costs.

During the second quarter of fiscal 2005, Learning Tree presented 1,634 events compared to 1,707 events conducted during the same period in fiscal 2004. For the first six months of fiscal 2005, Learning Tree presented 3,385 events compared to 3,434 events during the corresponding period of fiscal 2004.

The cost of revenues increased to 52.9% of revenues in the second quarter of fiscal 2005 compared to 51.7% in the second quarter of fiscal 2004. For the first six months of fiscal 2004, the cost of revenues increased to 49.9% of revenues compared to 48.8% for the same period of the prior year. Changes in foreign exchange rates did not materially affect the gross profit percentages, since exchange rate changes increased Learning Tree’s cost of revenues by approximately the same percentage as they increased revenues in the second quarter and first half of fiscal 2005.

Excluding the effect of exchange rates, the increase in the cost of revenues as a percentage of revenues in the second quarter of fiscal 2005 reflects a 2% decrease in average revenue per event and a 1% increase in average cost per event compared to the second quarter of fiscal 2004. For the first six months of 2005, also excluding the effect of exchange rates, the cost of revenues as a percentage of revenues reflects a 4% decrease in average revenue per event, partially offset by the effect of a 1% decrease in average cost per event compared to the same period in fiscal 2004.

In the second quarter of fiscal 2005, the decrease in average revenue per event, excluding the effect of exchange rates, resulted from the decrease in average revenue per attendee discussed above and a slight decrease in average attendees per event compared to the prior fiscal year. For the first six months of fiscal 2005, the decrease in average revenue per event reflects a decrease in average attendees per event and the decrease in average revenue per attendee as discussed above.

The increase in the average cost per event, excluding the effect of exchange rates, primarily reflects higher education center expenses compared to the prior year. For the first six months of fiscal 2005, the decrease in average cost per event is primarily the result of lower instructor-related fees and other cost savings.

Course Development Expenses. Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During the second quarter of fiscal 2005, course development expenses were 5.8% of revenues, the same as in the second quarter of the prior year. For the six months of fiscal 2005, course development expenses were 5.1% of revenues compared to 5.4% for the corresponding period in the prior year. Course development expenses in the second quarter of fiscal 2005 were $2.0 million, compared with $2.1 million in the second quarter of the prior year. For the first six months of fiscal 2005, course development expenses decreased to $3.8 million from $4.1 million compared to the same periods in fiscal 2004. The decrease in the first six months of fiscal 2005 primarily reflects lower author-related expenses.

Learning Tree’s library of instructor-led courses numbered 138 titles at the end of the second quarter of fiscal 2005 compared with 150 titles at the end of the second quarter of fiscal 2004. During the second quarter, Learning Tree retired four course titles and introduced six new titles: “Deploying Virtual Server and Workstation Technology,” “Power Excel: Reporting and Decision Making,” “Securing Wireless Networks,” “Struts for Enterprise Java Web Development,” “ SQL Server 2000 Reporting Services,” and “Patch Management for Microsoft Environments.”

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

Sales and marketing expenses in the second quarter of fiscal 2005 were 32.8% of revenues, compared with 37.5% for the same quarter in the prior year. For the first six months of fiscal 2005, sales and marketing expenses were 28.5% of revenues compared to 31.6% in the corresponding period of fiscal 2004. Sales and marketing expenses were $11.4 million compared with $13.4 million in the second quarter of the prior year. For the first six months of fiscal 2005, sales and marketing expenses decreased to $21.2 million from $23.9 million for the corresponding period of fiscal 2004. These decreases primarily reflect a reduction in the number of catalogs mailed from the elevated quantities mailed in the second quarter of fiscal 2004, as well as a reduction in the costs of producing the catalogs. Learning Tree also spent less in the second quarter and the first six months of fiscal 2005 compared to the comparable periods last year on marketing activities other than the major mailing campaigns. These decreases were partially offset by the effect of changes in foreign exchange rates.

General and Administrative Expenses. General and administrative expenses in the second quarter of fiscal 2005 increased to 18.3% of revenues compared with 16.9% in the same quarter of the prior year. For the first six months of fiscal 2005, general and administrative expenses increased to 17.4% of revenues compared with 15.6% in the same quarter of the prior year. General and administrative expenses in the second quarter of fiscal 2005 increased to $6.4 million compared to $6.0 million in the second quarter of fiscal 2004. The increases in Learning Tree’s general and administrative expenses primarily reflect the combined effect of the cost of Learning Tree’s efforts to comply with Section 404 of the Sarbanes-Oxley Act, incentive compensation accruals that were higher than at this point in the prior fiscal year, other employee related expenses and changes in foreign exchange rates, partially offset by a one-time charge for cancellation of a hotel classroom facility contract in the second quarter of fiscal 2005.

For the first six months of fiscal 2005, general and administrative expenses increased to $13.0 million from $11.8 million for the corresponding period of fiscal 2004. The increases in general and administrative expenses primarily reflects the provisions Learning Tree has made related to the Learning Tree UK education center, as well as the annual compensation increase and other employee related expenses and changes in the foreign exchange rates.

As required by Section 404 of the Sarbanes-Oxley Act, Learning Tree’s first report on its internal controls over financial reporting and its independent auditors’ related attestation report will be included in Learning Tree’s fiscal 2005 Form 10-K filing. Like most companies, the costs to comply with the Section 404 requirements are significant. Excluding internal costs for Learning Tree employees assigned to the project, external costs for this project for the second quarter of fiscal 2005 were approximately $174,000, primarily for fees paid to an outside consulting firm.

In past filings with the Securities and Exchange Commission, Learning Tree has discussed the status of its efforts to sublease three floors in its London Education Center. Learning Tree also discussed the financial provisions made for expected costs due to short-term vacancies of some floors and the differential between Learning Tree’s primary lease costs and the estimated income from any subleases. In recent months, Learning Tree has made substantial progress toward its leasing goals. Learning Tree recently signed sublease agreements covering one floor, and is in final negotiation on a sublease of another one and a half floors.

The actual terms of the subleases Learning Tree has negotiated vary somewhat from the assumptions used in making the earlier financial provision related to those subleases. As a result of these variations, Learning Tree reduced the original provision less than $10,000 in the second quarter of fiscal 2005.

This progress toward Learning Tree’s leasing goals significantly reduces its earlier risk of having a substantial amount of space vacant for a significant length of time. Assuming the subleases that Learning Tree is negotiating are finalized, the cost of any continuing vacancy of the remaining one half floor after July 1, 2005 would be approximately $98,000 per quarter. However, the actual vacancy period(s), the actual sublease rental rate(s), and the actual duration of the sublease(s) may be different from the estimates Learning Tree used in computing its provisions, and the sublease under negotiation may not be executed. Accordingly, Learning Tree will make further provisions in future quarters, as necessary.

Other Income (Expense). Other income (expense) is primarily comprised of interest income and foreign currency transaction gains and losses. In the second quarter of fiscal 2005, other income (expense)

decrease to income of $659,000 from $1.0 million for the second quarter of fiscal 2004. For the first six months of fiscal 2005, other income (expense) decreased to income of $1.1 million from $1.5 million for the corresponding period of fiscal 2004. These decreases primarily reflect the unfavorable effect of changes in exchange rates, partially offset by an increase in interest income. The increase in interest income primarily reflects higher interest rates compared to those in the prior year.

Learning Tree recorded foreign exchange losses of $40,000 in the second quarter of fiscal 2005 compared to foreign exchange gains of $459,000 in the second quarter of fiscal 2004. For the first six months of fiscal 2005, Learning Tree recorded foreign exchange losses of $84,000 compared to foreign exchange gains of $582,000 in the corresponding period of fiscal 2004. These transaction gains and losses arose from cash balances, receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

Income Taxes. The income tax provision in the second quarter and the six months of fiscal 2005 reflects a 33.3% annual tax rate, which is the same as its fiscal 2004 full year tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

Learning Tree’s cash and cash equivalents decreased to $79.8 million at April 1, 2005 from $83.9 million at October 1, 2004. This decrease primarily reflects investment in course equipment, repurchase of Learning Tree’s Common Stock and cash used in operations. These decreases were partially offset by the effect of exchange rates on cash.

During the second quarter of fiscal 2005, Learning Tree repurchased approximately 82,300 shares of its Common Stock on the open market at a total cost of $1.2 million. During the six months ended April 1, 2005, Learning Tree repurchased approximately 128,000 shares of its Common Stock on the open market at a total cost of $1.8 million. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Cash used in operations for first six months of fiscal 2005 was $917,000 compared to cash used in operations of $2.1 million in the first six months of fiscal 2004. This decrease primarily reflects the timing of cash receipts and payments. At April 1, 2005, Learning Tree had a net working capital balance of $39.2 million.

During the first six months of fiscal 2005, Learning Tree invested $2.4 million in equipment and facilities compared to $4.2 million in the first six months of fiscal 2004. The investments in the first six months of fiscal 2005 primarily relate to purchases of course equipment. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2005, Learning Tree had no material future purchase obligations, capital commitments or debt as of April 1, 2005. In the future, Learning Tree may use cash for acquisitions or other strategic transactions. While Learning Tree has no current agreements in place or negotiations underway with respect to any acquisition or other strategic transaction, Learning Tree may, on occasion, evaluate acquisition or other strategic opportunities that appear to fit within its overall business strategy. Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

Over the last few quarters, Learning Tree has been seeking to sublease three floors in its London Education Center, and has made certain financial provisions for expected costs due to short-term vacancies of some floors and the differential between its primary lease costs and the estimated income from any subleases. Learning Tree recently signed sublease agreements covering one floor, and is in final negotiation on a sublease of another one and a half floors.

The actual terms of the sublease Learning Tree has negotiated vary somewhat from the assumptions it used in making the earlier financial provision related to those subleases. As a result of these variations, Learning Tree reduced the provision less than $10,000 in the second quarter of fiscal 2005.

The actual vacancy period(s), the actual sublease rental rate(s), and the actual duration of the sublease(s) may be different from the estimates Learning Tree used in computing its provisions, and the sublease under negotiation may not be executed. If such space is sublet sooner/later, or at more/less favorable rates, Learning Tree may have to record either additional charges or a reversal of previously recorded charges.

Critical Accounting Policies

Revenue Recognition. Learning Tree course events range from two-to-five days, with an average of approximately four days. As stated above, beginning with the second quarter of fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year in order to better align its external financial reporting with the way Learning Tree operates its business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52- or 53-week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. Prior to the adoption of the 52- or 53- week method, it was Learning Tree’s policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events were recorded upon commencement of each course event, unless the difference between Learning Tree’s revenue recognition policy and recording revenues and related course costs on a straight-line basis was more than inconsequential.

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

Stock Based Compensation. Learning Tree uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized during fiscal 2005 and fiscal 2004 for stock options granted to employees.

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

Recent Trends. Learning Tree’s customers continue to respond positively to its recent increase in the breadth and depth of its management course offerings. Learning Tree believes that technical and non-technical managers are becoming increasingly aware of the need for training in project management, personal effectiveness, and other key business skills. Learning Tree intends to meet this demand by continuing to develop additional management course titles, based on feedback from Learning Tree’s customers. In the second quarter of fiscal 2005, Learning Tree offered 30 titles in its management curriculum representing 22% of Learning Tree’s entire course library, compared to 27 titles, which represented 18% in the second quarter of fiscal 2004.

Effect of Exchange Rates. Approximately half of Learning Tree’s business is conducted in currencies other than US dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates of April 29, 2005 remain stable through the remainder of fiscal 2005, Learning Tree’s revenues would be favorably affected by approximately 3% in both the third quarter and for its full fiscal year compared to the corresponding periods in fiscal 2004. Conversely, Learning Tree’s expenses would be unfavorably affected by similar percentages in these periods.

Third Quarter 2005 Revenues. A number of factors other than exchange rates may influence Learning Tree’s revenues in its third fiscal quarter ending July 1, 2005. These include the following:

•	In this fiscal year the Easter holiday occurred in Learning Tree’s second quarter, instead of in Learning Tree’s third fiscal quarter as it did last year. Typically, in the period around the Easter holiday Learning Tree achieves somewhat lower enrollments and revenues, particularly in its European operating units.

•	At April 1, 2005, Learning Tree’s backlog of $36.2 million was about 6% higher than it had been on April 2, 2004. This April 1, 2005 backlog included a 2% favorable effect from changes in foreign exchange rates. Four weeks later, at April 29, 2005, Learning Tree’s overall backlog was 6% higher than it had been on April 30, 2004. And, at April 29, 2005, the sum of Learning Tree’s revenues for April courses plus its backlog for May and June courses was 9% higher than it had been at April 30, 2004. These April 29, 2005 backlogs each included a 3% favorable effect from changes in foreign exchange rates.

Based upon the above and other factors, Learning Tree believes that its revenues in the third quarter of fiscal 2005 will be approximately $41.0 million to $42.5 million, compared to $39.1 million in the same quarter of the prior year.

Third Quarter Gross Profit. Learning Tree expects its gross profit percentage to be between 49.5% and 51.5% compared to 52.7% in its third quarter of fiscal 2004.

Third Quarter Operating Expenses. Learning Tree expects its overall operating expenses for the third quarter of fiscal 2005 to be approximately $20.0 million, compared to $20.8 million for the same quarter a year earlier. This decrease primarily reflects the expectation of lower direct mail quantities and lower costs per catalog mailed. These reductions will be partly offset by the significant costs of compliance with Section 404 of the Sarbanes-Oxley Act. The deadline for Learning Tree to comply with this Act is September 30, 2005. While actual costs will depend largely on the results of future testing, Learning Tree currently believes that external costs will total approximately $400,000 in the third quarter this fiscal year, primarily for fees to outside consultants and Learning Tree’s external auditors. This estimate for external costs excludes the cost of Learning Tree employees assigned to this project. Additionally, Learning Tree’s operating expenses for the third quarter would be affected, either positively or negatively, by any changes to the provisions related to its UK education center subleases.

Third Quarter Interest Income. Interest income reflects changes in interest rates, as well as changes in Learning Tree’s cash balances. Learning Tree expects its third quarter interest income to be approximately the same as it was in the second quarter of fiscal 2005.

2005 Tax Rate. Learning Tree estimates that its effective tax rate in the third quarter of fiscal 2005 will be approximately 33.3%.

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

As required by Section 404 of the Sarbanes-Oxley Act, Learning Tree’s first report on its internal controls over financial reporting and its independent auditors’ related attestation report will be included in Learning Tree’s fiscal 2005 Form 10-K filing. In the process of documenting and reviewing its internal controls, Learning Tree continues to confirm and refine those controls. Since the most recent evaluation of Learning Tree’s internal control over financial reporting by Learning Tree’s CEO and PFO, there have been no significant changes in its internal control over financial reporting or in other factors that could materially affect, or are reasonably likely to materially affect, Learning Tree’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

LEARNING TREE PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 28, 2005	—	—	—	—
January 29, 2005 – February 25, 2004	41,600	$15.00	—	—
February 26, 2005 – April 1, 2005	40,700	$15.04	—	—

Total	82,300	$15.02	—	—

(a)	None of the Learning Tree Common Stock repurchases were made pursuant to a publicly announced plan. All Learning Tree Common Stock repurchases were made in open-market transactions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Learning Tree held its Annual Meeting on March 8, 2005. During the Annual Meeting of Stockholders the matter that was voted upon was as follows:

1.	Election of Directors

The following are the results of the voting:

1.	Election of Directors:

	Shares for	Shares withheld
Class I Directors for a term expiring in 2008:
Howard A. Bain III	15,588,938	188,815
Curtis A Hessler	15,663,386	114,367

The current term of the Class II Directors, W. Mathew Juechter and Wilford D. Godbold Jr., will continue until the 2006 Annual Meeting of Stockholders. The current term of the Class III Directors, David C. Collins and Eric R. Garen, will continue until the 2007 Annual Meeting of Stockholders.

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

LEARNING TREE INTERNATIONAL, INC.

Dated:	May 10, 2005	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
President
(Principal Financial Officer and Duly Authorized Officer)