Form 10-Q
period 2005-07-01
LEARNING TREE INTERNATIONAL INC
filed 2005-08-09
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2005

or

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

The number of shares of common stock, $.0001 par value, outstanding as of July 29, 2005, is 16,759,635 shares.

Total number of pages 21

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 1, 2005	October 1, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,446	$83,913
Trade accounts receivable, net	15,299	12,902
Prepaid income taxes	2,901	3,791
Prepaid expenses and other	5,515	4,337
Prepaid marketing expenses	720	814

Total current assets	99,881	105,757

Equipment, property and leasehold improvements, net	19,493	20,811
Long-term interest-bearing investments	8,772	8,929
Deferred income taxes	462	878
Other assets	1,269	1,059

Total assets	$129,877	$137,434

LIABILITIES
Current liabilities:
Trade accounts payable	$9,062	$12,570
Deferred revenue	45,361	46,847
Accrued liabilities	6,013	5,751
Income taxes payable	527	286

Total current liabilities	60,963	65,454

Deferred income taxes	675	550
Deferred facilities rent	2,013	2,887

Total liabilities	63,651	68,891

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $.0001 par value, 75,000,000 shares authorized, 16,760,000 and 16,989,000 shares issued and outstanding, respectively	2	2
Additional paid-in capital	—	9
Cumulative foreign currency translation adjustment	226	626
Retained earnings	65,998	67,906

Total stockholders’ equity	66,226	68,543

Total liabilities and stockholders’ equity	$129,877	$137,434

See accompanying notes to unaudited condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenues	$40,474	$39,139	$115,100	$114,735
Cost of revenues	20,406	18,518	57,674	55,400

Gross profit	20,068	20,621	57,426	59,335

Operating expenses:
Course development	2,028	2,066	5,843	6,141
Sales and marketing	11,421	12,791	32,657	36,672
General and administrative	5,959	5,921	18,956	17,732

	19,408	20,778	57,456	60,545

Income (loss) from operations	660	(157)	(30)	(1,210)

Other income (expense):
Interest income	674	322	1,779	1,020
Foreign exchange	(43)	(58)	(127)	524
Other	7	(4)	120	218

	638	260	1,772	1,762

Income before income taxes	1,298	103	1,742	552
Provision for income taxes	432	37	580	196

Net income	$866	$66	$1,162	$356

Earnings per common share - basic	$0.05	$0.00	$0.07	$0.02

Earnings per common share - diluted	$0.05	$0.00	$0.07	$0.02

Weighted average shares outstanding - basic	16,834,000	17,022,000	16,910,000	17,056,000

Weighted average shares outstanding - diluted	16,834,000	17,031,000	16,913,000	17,088,000

See accompanying notes to unaudited condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	July 1, 2005	July 2, 2004
Cash flows—operating activities:
Net income	$1,162	$356
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,974	4,941
Gain on liquidation of investment in Collegis, Inc	(126)	(203)
Unrealized foreign exchange gains	(40)	(531)
Losses on disposals of equipment and leasehold improvements	25	31
Loss related to subleasing	67	—
Change in operating assets and liabilities:
Trade accounts receivable	(2,557)	(1,873)
Prepaid marketing and other expenses	(1,223)	2,359
Deferred facilities rent expenses	(309)	(289)
Income taxes	494	(728)
Trade accounts payable and other liabilities	(2,366)	(1,126)
Deferred revenue	(1,093)	(4,284)

Net cash used in operating activities	(992)	(1,347)

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements, net of dispositions	(3,826)	(4,980)
Liquidation of investment in Collegis, Inc	—	1,203
Other, net	(243)	(157)

Net cash used in investing activities	(4,069)	(3,934)

Cash flows—financing activities:
Repurchases of common stock	(3,084)	(2,582)
Proceeds from exercise of stock options	—	445

Net cash used in financing activities	(3,084)	(2,137)

Effects of exchange rates on cash	(322)	2,010

Net decrease in cash and cash equivalents	(8,467)	(5,408)
Cash and cash equivalents at the beginning of the period	83,913	86,711

Cash and cash equivalents at the end of the period	$75,446	$81,303

See accompanying notes to unaudited condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. Operations and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared by Learning Tree International, Inc. (“Learning Tree”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation, and all such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended October 1, 2004 that are contained in Learning Tree’s 2004 Annual Report on Form 10-K. Learning Tree’s business is subject to substantial risk and fluctuations in earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In fiscal 2004, Learning Tree adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30th to the Friday nearest the end of September. Thus, these unaudited condensed consolidated financial statements report Learning Tree’s financial position as of July 1, 2005 and October 1, 2004, and its results of operations for the three and nine months ended July 1, 2005 and July 2, 2004 and cash flows for the nine months ended July 1, 2005 and July 2, 2004, respectively.

Note 2. Computation of Basic and Diluted Earnings per Common Share:

Earnings per common share (basic) and earnings per common share assuming dilution (diluted) are computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share are computed by including the dilutive effect, if any, of all outstanding options to purchase Common Stock using the treasury stock method. To calculate the number of diluted shares outstanding, 3,000 shares and 32,000 shares were added to the weighted average number of shares outstanding for the nine-month periods ended July 1, 2005 and July 2, 2004, respectively. For the third quarter of fiscal 2005 and 2004, approximately 1,878,000 and 1,629,000 stock options, respectively, were excluded from the calculation of diluted earnings per common share because they were antidilutive.

	Three Months Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Components of Basic and Diluted Earnings Per Share
Numerator:
Net income	$866	$66	$1,162	$356

Denominator:
Basic EPS weighted-average shares outstanding	16,834,000	17,022,000	16,910,000	17,056,000
Diluted effect of assumed conversion of stock options	0	9,000	3,000	32,000

Diluted EPS adjusted weighted-average shares outstanding	16,834,000	17,031,000	16,913,000	17,088,000

Earnings Per Share:
Basic	$.05	$.00	$.07	$.02
Diluted	$.05	$.00	$.07	$.02

Note 3. Repurchase of Company Stock:

During the third quarter of fiscal 2005, Learning Tree repurchased approximately 101,200 shares of its Common Stock on the open market at a total cost of $1.2 million bringing the total shares repurchased during fiscal 2005 to 229,250 at a total cost of $3.1 million. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Note 4. Employee Stock Options:

Learning Tree uses the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, during the first nine months of fiscal 2005 and 2004, compensation cost was not recognized for stock options granted to employees. Had compensation cost for all options been determined based upon the estimated fair value at the quoted market value of the Company’s Common Stock of the grant date (calculated using the Black-Scholes option-pricing model) in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts below:

	Three Months Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income, as reported	$866	$66	$1,162	$356
Less: stock-based employee compensation cost, at estimated fair value, net of tax	(66)	(412)	(828)	(1,287)

Pro forma net income (loss)	$800	$(346)	$334	$(931)

As reported:
Earnings per common share - basic	$.05	$.00	$.07	$.02
Earnings per common share - diluted	$.05	$.00	$.07	$.02
Pro forma:
Earnings (loss) per common share - basic	$.05	$(.02)	$.02	$(.05)
Earnings (loss) per common share - diluted	$.05	$(.02)	$.02	$(.05)

In January 2005, Learning Tree’s Board of Directors approved acceleration of vesting for all stock options that began on or before April 1, 2002. This action affected unvested options to purchase an aggregate of 373,025 shares of Common Stock at exercise prices per share of between $20.92 and $27.65, all of which were scheduled to vest by April 2006. No other terms for such stock options were modified. The Board of Directors took this action to reduce administrative and financial and accounting issues associated with monitoring the vesting of options with exercise prices which were significantly above Learning Tree’s current stock prices.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. SFAS 123R requires that the cost resulting from all share-based payment transactions, including employee stock options, be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R also requires the excess tax benefit of stock options to be classified as an operating cash flow. In April 2005, the Securities and Exchange Commission deferred the adoption of SFAS 123R until the beginning of the first fiscal year that begins after June 15, 2005. Consistent with the amendment, Learning Tree will adopt SFAS 123R in the first quarter of fiscal 2006.

While Learning Tree continues to evaluate the effect of SFAS 123R on its financial statements, Learning Tree believes that the effect in fiscal 2006 will be somewhat less than its historical pro forma disclosure under SFAS 123 due to the effect of the acceleration of stock option vesting discussed above.

Note 5. UK Subleases:

Since 1999, Learning Tree has been subletting space in its UK education center to two subtenants. The first of these subleases expired in fiscal 2004 and the second sublease expired in the second quarter of 2005. A substantial amount of the vacant space has been since sublet, and a sublease is currently under negotiation for the remaining vacant space. Learning Tree anticipated that in order to rent all of the vacant space it would need to provide certain rent concessions. Learning Tree’s total provision at the end of the third quarter amounted to approximately $1.1 million, which represented the net present value of the estimated difference between the net sublease rentals for this space and the related costs over the sublease periods. The reduction in the provision during the third quarter of $0.135 million resulted from net effect of an upward adjustment of $0.126 million and the amortization of the existing provision in the amount of $0.261 million. Included in this provision is $0.3 million for the vacant space currently under negotiation with future subtenants.

Learning Tree’s progress towards subleasing has significantly reduced its earlier risk of having a substantial amount of space vacant for a significant length of time. Assuming the remaining sublease is finalized under the current negotiated terms, it is expected that additional provisions will not be needed. However, for this remaining sublease, the actual vacancy period, the actual sublease rental rate and the actual duration of the sublease may be different from the estimates Learning Tree used in computing its provision, and the sublease under negotiation may not be executed. Should the remaining sublease not be concluded, the ongoing vacancy cost will approximate $0.192 million per quarter. Accordingly, Learning Tree will make further provisions in future quarters, as necessary.

Note 6. Income Taxes:

The income tax provision used both in the third quarter and for the nine months of fiscal 2005 reflects a 33.3% effective annual tax rate, which approximates Learning Tree’s expected 2005 full year effective tax rate. This effective tax rate takes into consideration all projected permanent differences. Learning Tree is not currently aware of any events or additional transactions that would result in a significant change to its effective tax rate.

Note 7. Comprehensive Income:

Comprehensive income is recorded in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive income and its components within financial statements. The foreign currency translation adjustment is the only component of Learning Tree’s other comprehensive income.

	Three Months Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income	$866	$66	$1,162	$356
Foreign currency translation adjustments	(1,019)	121	(400)	1,129

Total comprehensive income	$(153)	$187	$762	$1,485

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical statements, the matters addressed in the discussion which follows are forward-looking statements. Please do not put undue reliance on these forward-looking statements, since they are based on key assumptions about future risks and uncertainties. Although Learning Tree believes that its assumptions are reasonable, inevitably some will prove to be incorrect. As a result, Learning Tree’s actual future results can be expected to differ from those in the discussion that follows, and those differences may be material. Learning Tree does not undertake any obligation to update forward-looking statements.

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

Learning Tree offers a broad, proprietary library of intensive instructor-led courses from two to five days in length, comprising 139 different course titles representing over 3,400 hours of training at July 1, 2005. Learning Tree courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, object-oriented technology, project management, leadership and professional development, and other key business skills. At the end of the third quarter Learning Tree offered 30 management courses.

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

Learning Tree has structured its business so that the majority of its course costs are variable and depend primarily upon the number of course events conducted. Because Learning Tree’s instructors typically work full-time or as consultants in business and industry, or in the case of management instructors as industry consultants and facilitators, and teach Learning Tree course events as needed, Learning Tree’s instructor-related costs are largely variable. However, Learning Tree’s expenses associated with its own education centers and course equipment are largely fixed.

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

Recent Trends. Over the past 30 years, Learning Tree has set the highest standards of excellence in educating and training IT professionals and managers from government and commercial customers around the world. Throughout its history, Learning Tree has grown, adapted and evolved its course library based on its customer needs, while continuing to advance the state-of-the art in its industry.

Learning Tree continues its tradition of excellence today by improving its core strengths: its expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. During its third quarter of 2005, Learning Tree maintained its record high levels in its course participants’ evaluations of the quality of Learning Tree’s instructors and courses.

Learning Tree’s customers have responded positively to its recent increase in the breadth and depth of its management course offerings. Learning Tree believes that technical and non-technical managers are becoming increasingly aware of the need for training in project management, personal effectiveness, and other key business skills. Learning Tree intends to meet this demand by continuing to develop additional management course titles, based on feedback from Learning Tree’s customers. In the third quarter of fiscal 2005, Learning Tree offered 30 titles in its management curriculum, representing 22% of Learning Tree’s entire course library, compared to 27 titles, which represented 18% in the third quarter of 2004.

RESULTS OF OPERATIONS

The following table summarizes Learning Tree’s consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Three Months Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.4	47.3	50.1	48.3

Gross profit	49.6	52.7	49.9	51.7

Operating expenses:
Course development	5.0	5.3	5.1	5.4
Sales and marketing	28.2	32.7	28.4	32.0
General and administrative	14.7	15.1	16.4	15.4

Total operating expenses	47.9	53.1	49.9	52.8

Income (loss) from operations	1.7	(0.4)	0.0	(1.1)
Other income, net	1.5	0.7	1.6	1.6

Income before provision for income taxes	3.2	0.3	1.6	0.5
Provision for income taxes	1.1	0.1	0.5	0.2

Net income	2.1%	0.2%	1.1%	0.3%

In the third quarter of fiscal 2005, Learning Tree’s revenues were $40.5 million compared to $39.1 million for the corresponding quarter of fiscal 2004. Income from operations for the third quarter of fiscal 2005 was $0.7 million compared to a loss of $0.2 million for the same quarter of 2004. Net income for the third quarter of fiscal 2005 was $0.9 million compared to $0.1 million for the same quarter of 2004.

For the first nine months of fiscal 2005, Learning Tree’s revenues increased to $115.1 million from $114.7 million for the corresponding period of 2004. Loss from operations for the nine months of fiscal 2005 was $0.03 million versus a loss of $1.2 million for the same period of fiscal 2004. Net income for the first nine months of 2005 was $1.2 million compared to $0.4 million for the prior year nine months.

Revenues. The increase in Learning Tree’s revenues in the third quarter and in the first nine months of fiscal 2005 compared to the same periods in 2004 primarily reflect the net effect of changes in the number of course participants, partially offset by decreased revenues per attendee and the effect of changes in foreign exchange rates.

During the third quarter of 2005, Learning Tree trained 23,947 course participants, a 7% increase from the 22,471 participants that were trained in the same quarter last year. For the first nine months of fiscal 2005, Learning Tree trained 65,310 course participants, a 1% decrease from the prior year’s 65,769 course participants.

In the third quarter of fiscal 2005 and the first nine months, Learning Tree’s average revenue per attendee was 3% lower and 1% higher, respectively, than in the comparable periods of the prior fiscal year. However, excluding a 2% and 3% effect of changes in foreign exchange rates in the third quarter and in the first nine months of 2005 respectively, Learning Tree’s average revenue per attendee declined 5% in the third quarter and declined 3% in the nine month period. Excluding the effect of changes in exchange rates, the decline in average revenue per attendee was primarily due to an increase in the proportion of two- and three-day on-site course events for the newer titles in Learning Tree’s Management Course curriculum, which typically have lower average revenue per attendee than Learning Tree’s longer four- and five-day IT course titles and its older Management course titles.

Cost of Revenues. Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

The cost of revenues for the third quarter of fiscal 2005 was $20.4 million versus $18.5 million for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, the cost of revenues was $57.7 million as compared to $55.4 million for the corresponding period of fiscal 2004. This increase primarily reflects the effect of changes in foreign exchange rates and higher education center expense, partially offset by a decline in instructor related expenses and other direct course costs.

During the third quarter of fiscal 2005, Learning Tree presented 1,982 events compared to 1,722 events conducted during the same period in fiscal 2004. For the first nine months of 2005, Learning Tree presented 5,367 events compared to 5,156 events during the corresponding period of 2004.

The cost of revenues increased to 50.4% and 50.1% for the three and nine month periods in fiscal 2005 from 47.3% and 48.3% for the corresponding periods in 2004, respectively. Changes in foreign exchange rates did not materially affect the gross profit percentages, since foreign exchange rate changes increased Learning Tree’s cost of revenues by approximately the same percentage as they increased revenues in the third quarter and first nine months of fiscal 2005.

Excluding the effect of foreign exchange rates, the increase in the cost of revenues as a percentage of revenues in the third quarter of fiscal 2005 reflects a 12% decrease in average revenue per event partially offset by a 6% decrease in average cost per event compared to the third quarter of fiscal 2004. For the first nine months of 2005, also excluding the effect of foreign exchange rates, the cost of revenues as a percentage of revenues reflects a 7% decrease in average revenue per event, partially offset by the effect of a 3% decrease in average cost per event compared to the same period in fiscal 2004.

In the third quarter of fiscal 2005, the decrease in average revenue per event, excluding the effect of foreign exchange rates, resulted from the decrease in average revenue per attendee discussed above and a slight decrease in average attendees per event compared to the prior fiscal year. For the nine months of fiscal 2005, the decrease in average revenue per event reflects a decrease in average attendees per event and the decrease in average revenue per attendee as discussed above.

The decrease in the average cost per event in the quarter, excluding the effect of foreign exchange rates, primarily reflects the shorter average course duration this year compared to the same period in the prior fiscal year, largely as a result of an increased proportion of management courses. The decline in average cost per event was also affected somewhat by the increased number of events Learning Tree held in the third quarter compared to the prior year, as the fixed component of its cost of revenues was spread over a larger number of events. For the first nine months of fiscal 2005, the decrease in average cost per event is primarily the result of lower instructor-related fees, course mix and other cost savings.

Course Development Expenses. Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During the three and nine months of 2005, course development expenses were 5.0% and 5.1% of revenues as compared to 5.3% and 5.4% in the same period of the prior year. Course development expenses in the third quarter of fiscal 2005 were $2.0 million, compared with $2.1 million in the third quarter of the prior year. For the nine months of fiscal 2005, course development expenses decreased to $5.8 million from $6.1 million in fiscal 2004. The decrease in the first nine months of fiscal 2005 primarily reflects lower author-related expenses.

Learning Tree’s library of instructor-led courses numbered 139 titles at the end of the third quarter of fiscal 2005 compared with 149 titles at the end of the third quarter of fiscal 2004. During the third quarter, Learning Tree retired one course title and introduced two new titles: “Oracle 10g: Backup, Recovery and Server Tuning: Hands-On” and “PHP for Web Development: Hands-On.”

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of information systems to support these activities.

Sales and marketing expenses for the third quarter of 2005 were 28.2% of revenues, compared to 32.7% for the same quarter in 2004. For the first nine months of fiscal 2005, sales and marketing expenses were 28.4% of revenues, down from 32.0% in the same period of last year. Sales and marketing expenses totaled $11.4 million in the third quarter of fiscal 2005 compared with $12.8 million in the third quarter of the prior year. For the nine month period of fiscal 2005, sales and marketing expenses decreased to $32.7 million from $36.7 million in 2004. These decreases primarily reflect a reduction in the number of catalogs mailed from the elevated quantities mailed in the third quarter of fiscal 2004, as well as a reduction in the costs of producing the catalogs and the increase in sales personnel. Learning Tree also spent less in the third quarter and the first nine months of fiscal 2005 compared to the comparable periods last year on marketing activities other than the major mailing campaigns. These decreases were partially offset by the effect of changes in foreign exchange rates.

General and Administrative Expenses. General and administrative expenses for the third quarter of 2005 were 14.7% versus 15.1% of revenues compared with the same quarter of the prior year. For the first nine months of fiscal 2005, general and administrative expenses increased to 16.4% of revenues from 15.4% of revenues in the same period of the prior year. General and administrative expenses in the third quarter of this year increased to $6.0 million compared to $5.9 million in the third quarter of fiscal 2004. The increases in Learning Tree’s general and administrative expenses primarily reflect the combined effect of the cost of Learning Tree’s efforts to comply with Section 404 of the Sarbanes-Oxley Act, offset by the reduction in other employee related expenses and changes in foreign exchange rates.

In the nine-month period this year, general and administrative expenses increased to $19 million, up from $17.8 million for the corresponding period of fiscal 2004. The increases in general and administrative expenses primarily reflects the provisions Learning Tree has made related to the UK education center, as well as the annual compensation increase and other employee related expenses and changes in the foreign exchange rates.

As required by Section 404 of the Sarbanes-Oxley Act, Learning Tree’s first report on its internal controls over financial reporting and its independent auditors’ related attestation report will be included in Learning Tree’s fiscal 2005 Form 10-K filing. Like most companies, the costs to comply with the Section 404 requirements are significant. Excluding internal costs for Learning Tree employees assigned to the project, external costs for this project for the third quarter in fiscal 2005 were approximately $0.5 million, and were primarily for fees paid to an outside consulting firm. On a year to date basis, such costs have totaled $0.675 million.

In past filings with the Securities and Exchange Commission, Learning Tree has discussed the status of its efforts to sublease the vacant space in its London Education Center. Learning Tree also discussed the financial provisions made for expected costs due to short-term vacancies of some floors and the differential between Learning Tree’s primary lease costs and the estimated income from any subleases. A substantial amount of the vacant space has been since sublet, and a sublease for the remaining vacant space is currently under negotiation. Learning Tree anticipated that in order to rent all of the vacant space it would need to provide certain rent concessions. Learning Tree’s total provision at the end of the third quarter amounted to approximately $1.1 million, which represented the net present value of the estimated difference between the net sublease rentals for this space and the related costs over the sublease periods. The reduction in the provision during the third quarter of $0.135 million resulted from net effect of an upward adjustment of $0.126 million and the amortization of the existing provision in the amount of $0.261 million. Included in this provision is $0.3 million for the vacant space currently under negotiation with future subtenants.

Learning Tree’s progress towards subleasing has significantly reduced its earlier risk of having a substantial amount of space vacant for a significant length of time. Assuming the remaining sublease is finalized under the current negotiated terms, it is expected that additional provisions will not be needed. However, for this remaining sublease, the actual vacancy period, the actual sublease rental rate and the actual duration of the sublease may be different from the estimates Learning Tree used in computing its provision, and the sublease under negotiation may not be executed. Should the remaining sublease not be concluded, the ongoing vacancy cost will approximate $0.192 million per quarter. Accordingly, Learning Tree will make further provisions in future quarters, as necessary.

Other Income. Other income is principally comprised of interest income and foreign currency transaction gains and losses. For the third quarter of 2005, other income increased to $0.6 million, up from $0.3 million in 2004. For the nine-month period, other income remained constant at $1.8 million in each year. These effects of changes in foreign exchange rates was less than $0.1 million decrease in each quarter and amounted to a decrease of $0.1 million and an increase of $0.5 million for the nine month periods in 2005 and 2004, respectively. The increase in interest income to $1.8 million in the nine months this year from $1 million in 2004 primarily reflects higher interest rates.

Learning Tree recorded foreign exchange losses of $0.043 million in the third quarter of fiscal 2005 compared to foreign exchange losses of $0.058 million in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, Learning Tree recorded foreign exchange losses of $0.1 million compared to foreign exchange gains of $0.524 million in the corresponding period of fiscal 2004. These transaction gains and losses arose from cash balances, receivables and payables denominated in currencies other than the functional currencies of Learning Tree’s foreign subsidiaries.

FLUCTUATIONS IN QUARTERLY RESULTS

Historically, Learning Tree’s quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as: (i) the frequency of course events; (ii) the number of weeks during which courses can be conducted in a quarter; (iii) the timing, timely delivery, frequency and size of, and response to Learning Tree’s direct mail marketing and advertising campaigns; (iv) the timing of the introduction of new course titles; (v) the mix between course events held at customer sites and course events held in Learning Tree’s education centers and hotels due to differing gross profit margins; (vi) competitive forces within markets served by Learning Tree; (vii) Learning Tree’s ability to attract customers and meet their expectations; (viii) currency fluctuations and other risks inherent in international operations; (ix) natural disasters, external strikes, acts of war or terrorism and other external factors; (x) the timing of national holidays; and (xi) general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results also occur as a result of differences in the timing of Learning Tree’s spending on the marketing of its courses. In addition, the timing of Learning Tree’s spending on the development of its courses and other areas may also result, to a lesser extent, in quarter-to-quarter fluctuations. See Exhibit 99.1, “Risk Factors” to Learning Tree’s Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Learning Tree’s cash and cash equivalents decreased to $75.4 million at July 1, 2005 from $83.9 million at October 1, 2004. This decrease primarily reflects investments in course and office equipment, expenditures for leasehold improvements, repurchases of Learning Tree’s Common Stock, the use of cash in operations, and the effects of foreign exchange.

During the third quarter of fiscal 2005, Learning Tree repurchased an additional 101,200 shares of its Common Stock on the open market at a total cost of $1.2 million. During the nine months ended July 1, 2005, Learning Tree repurchased 229,250 shares of its Common Stock on the open market at a total cost of $3.1 million. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Cash used in operations for the first nine months of fiscal 2005 was $0.992 million compared to cash used in operations of $1.3 million in the first nine months of fiscal 2004. This decrease primarily reflects the timing of cash receipts and payments. At July 1, 2005, Learning Tree had a net working capital balance of $38.9 million.

During the first nine months of fiscal 2005, Learning Tree invested $3.9 million in equipment and facilities compared to $5 million in the first nine months of fiscal 2004. Although Learning Tree expects to continue to invest in additional equipment in fiscal 2005, Learning Tree had no material future purchase obligations, capital commitments or debt as of July 1, 2005. In the future, Learning Tree may use cash for acquisitions or other strategic transactions. While Learning Tree has no current agreements in place or negotiations underway with respect to any acquisition or other strategic transaction, Learning Tree may, on occasion, evaluate acquisition or other strategic opportunities that appear to fit within its overall business strategy. Learning Tree believes its cash and cash equivalents and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

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

Recent Trends. Learning Tree’s customers continue to respond positively to its recent increase in the breadth and depth of its management course offerings. Learning Tree believes that technical and non-technical managers are becoming increasingly aware of the need for training in project management, personal effectiveness, and other key business skills. Learning Tree intends to meet this demand by continuing to develop additional management course titles, based on feedback from Learning Tree’s customers. In the third quarter of fiscal 2005, Learning Tree offered 30 titles in its management curriculum representing 22% of Learning Tree’s entire course library, compared to 27 titles, which represented 18% in the third quarter of fiscal 2004.

Effect of Foreign Exchange Rates. Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars and fluctuations in foreign exchange rates will affect future revenues and expenses when translated into dollars. If the foreign exchange rates of July 29, 2005 remain stable through the remainder of fiscal 2005, Learning Tree’s revenues would be favorably affected by approximately 1% in both the fourth quarter and for its full fiscal year compared to the corresponding periods in 2004. Conversely, Learning Tree’s expenses would be unfavorably affected by similar percentages in these periods.

Fourth Quarter 2005 Revenues. A number of factors other than foreign exchange rates may influence Learning Tree’s revenues in its fourth quarter ending September 30, 2005. These include the following:

•	At July 1, 2005, Learning Tree’s backlog of $35.2 million was about 3% higher than it had been on July 2, 2004. This July 1, 2005 backlog included a 1% favorable effect from changes in foreign exchange rates. Four weeks later, on July 29, 2005, Learning Tree’s overall backlog was 4% higher than it had been on July 30, 2004. And, on July 29, 2005, the sum of Learning Tree’s revenues for July courses plus its backlog for August and September courses was 1% lower than it had been at July 30, 2004. These July 29, 2005 backlogs included no material effect from changes in foreign exchange rates.

•	Deferred revenues, which principally consist of the remaining value of pre-sold passport and voucher course seats, decreased from $46.8 million at April 1, 2005 to $45.4 million at July 1, 2005. However, almost all of this decrease is the result of changes in foreign exchange rates rather than any material changes in the sales or usage rates of passports and vouchers.

Based upon the above and other factors, Learning Tree believes that its revenues in the fourth quarter of fiscal 2005 will be approximately $38.0 million to $40.0 million, compared to $37.3 million in the same quarter of the prior year.

Fourth Quarter Gross Profit. Learning Tree expects its gross profit percentage to be between 49.5% and 51.5% compared to 51.2% in its fourth quarter of fiscal 2004.

Fourth Quarter Operating Expenses. Learning Tree expects its overall operating expenses for the fourth quarter of fiscal 2005 to be $19.0 million, approximately the same as in the same quarter a year earlier. Its fourth quarter operating expenses will reflect reduced marketing costs compared to the same period a year earlier, offset principally by the significant costs of compliance with Section 404 of the Sarbanes-Oxley Act. The reduction in its fourth quarter marketing cost is a combination of reduced quantities of catalogs mailed in the quarter and a reduction in the cost of producing Learning Tree’s catalogs.

The deadline for Learning Tree to comply with Section 404 of the Sarbanes-Oxley Act is September 30, 2005. While actual costs will depend largely on the results of future testing, Learning Tree currently believes that external costs will total approximately $0.450 million in the fourth quarter and $1.1 million for this fiscal year, which relate primarily for fees to outside consultants and the external auditors. This estimate for external costs excludes the cost of Learning Tree employees assigned to this project.

Fourth Quarter Interest Income. Interest income reflects changes in interest rates, as well as changes in Learning Tree’s cash balances. Learning Tree expects its fourth quarter interest income to be approximately the same as it was in the third quarter of fiscal 2005.

2005 Tax Rate. Learning Tree estimates that its effective tax rate in the fourth quarter and for the 2005 year will approximate 33.3%.

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

Learning Tree’s consolidated financial statements are prepared in U.S. dollars, while the operations of its foreign subsidiaries are conducted in their respective local currencies. Consequently, changes in foreign exchange rates can result in foreign exchange translation losses both to its net income and reported comprehensive income. The impact of future foreign exchange rates on Learning Tree’s results of operations and comprehensive income cannot be accurately predicted. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in foreign exchange rates and therefore continues to be subject to such risks. In the future, Learning Tree may undertake such transactions. However, any hedging techniques implemented by Learning Tree might not be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1, “Risk Factors”.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

LEARNING TREE PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2005 – April 29, 2005	—	—	—	—
April 30, 2005 – May 27, 2005	10,500	$12.29	—	—
May 28, 2005 – July 1, 2005	90,700	$12.30	—	—
Total	101,200	$12.30	—	—

(a)	None of the Learning Tree Common Stock repurchases were made pursuant to a publicly announced plan. All Learning Tree Common Stock repurchases were made in open-market transactions.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

10.14	Employment Agreement dated July 20, 2005, between Learning Tree International, Inc. and LeMoyne T. Zacherl.

10.15	Learning Tree International, Ltd. - Facility lease agreement with Westinghouse Brake and Signal Holdings Limited.

10.16	Learning Tree International, Ltd. - Facility lease agreement with Bombardier Transportation UK Limited.

10.17	Learning Tree International, Inc. - Facility lease agreement with Metropolitan Life Insurance Company.

10.18	Learning Tree International USA, Inc. - Facility lease agreement with John Hancock Life Insurance Company (U.S.A.) a wholly owned subsidiary of Manulife Financial Corporation.

10.19	Learning Tree International AB - Facility lease agreement with Förvaltningsbolaget Marievik HB, a wholly owned subsidary of AMF Pension.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and President (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

Dated: August 9, 2005	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
President
(Principal Financial Officer and Duly Authorized Officer)