Form 10-K
period 2005-09-30
LEARNING TREE INTERNATIONAL INC
filed 2006-01-13
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-27248

LEARNING TREE

INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-313381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 North Continental Boulevard,

El Segundo, CA 90245

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of April 1 2005, was $126,907,000. (Excludes 7,917,000 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of December 14, 2005, was 16,662,335 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

Overview

Learning Tree is a leading worldwide vendor-independent provider of training to managers and information technology (“IT”) professionals working in business and government organizations. Since its founding in 1974, Learning Tree has provided high-quality training to over 1.6 million IT professionals and managers. In fiscal year 2005, Learning Tree provided training to 87,673 course participants. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-size companies.

Learning Tree offers a broad, proprietary library of intensive instructor-led courses from two to five days in length, comprising 141 different course titles representing over 3,400 hours of training as of September 30, 2005. Learning Tree courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, wireless technologies, open source applications, project management, leadership and professional development, and other key business skills. At the end of fiscal year 2005, Learning Tree offered 32 management course titles.

Learning Tree uses a well-defined, systematic approach to develop and update its course library so as to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

Learning Tree designs its own vendor-independent IT courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. Learning Tree management courses, while addressing core concepts and theory, focus heavily on providing skills, tools, and technologies that participants can apply immediately upon returning to their jobs.

Learning Tree courses are highly interactive. They are translated into French, Swedish and Japanese. Based on their sophistication and quality, all of Learning Tree’s courses are recommended for one to two semester hours of college credit by the American Council on Education. Learning Tree is a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, Learning Tree is on the National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

Learning Tree had 682 instructors as of September 30, 2005, each of whom was a practicing professional, combining expert knowledge with extensive practical experience. On average, each expert instructor teaches approximately eleven Learning Tree course events per year on an “as-needed” basis. When they are not teaching, Learning Tree instructors apply the same IT and management skills as either full-time employees for other companies or as independent consultants.

Learning Tree offers its proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden and Japan, and generates over half of its revenue internationally. Each Learning Tree operating subsidiary is staffed by local nationals responsible for the sale and delivery of Learning Tree courses in that country. Learning Tree’s infrastructure and logistical capabilities allow it to coordinate, plan and deliver its courses at Learning Tree’s education centers, hotel and conference facilities and customer sites worldwide. During fiscal year 2005, Learning Tree presented courses in 26 countries.

Learning Tree has only one operating segment, which is the design and delivery of training courses and related services. See Note 10 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. See also, “Markets and Competition” subheading of Item 1, Business.

Learning Tree’s Business Strategy

Learning Tree’s long-term objective is to reinforce and grow its position as a leading worldwide vendor-independent provider of training to IT professionals and managers and thus become the training provider of choice for large and medium-sized commercial and government organizations. To achieve its objective, Learning Tree focuses on providing individuals with the knowledge and skills they need to contribute immediately and directly to their employers’ key business objectives, and on developing and maintaining long-term relationships with its corporate customers and course participants.

Commitment to Quality Training. For the past 31 years, Learning Tree has set the highest standards of excellence in educating and training IT professionals and managers throughout the world. These high standards are important drivers of its long-term success. During fiscal year 2005, Learning Tree’s course participants rated Learning Tree’s instructors and courses at the highest levels in Learning Tree’s history. This sustained high performance resulted from improvements in the classroom that include Learning Tree’s proprietary MagnaLearn™ instructional enhancement system and the latest up-to-date course equipment, ongoing revision and updating of its course materials, and steady, regular improvement of instructor skills and capabilities.

High Quality Instructor Team. At September 30, 2005, Learning Tree had 682 course instructors located around the world, each of whom was a practicing professional combining both expert knowledge and extensive “real world” experience. Learning Tree instructors teach an average of approximately eleven Learning Tree course events per year on an “as-needed” basis. During the rest of the year, they apply the skills that they teach, either as full-time employees for other companies or as independent consultants. This “on-demand” structure enables Learning Tree to quickly schedule additional courses anywhere in the world and to respond efficiently to its customers’ needs for IT and management skills training. In addition, because Learning Tree instructors generally spend on average approximately 80% of their time working in industry settings, they provide Learning Tree with unique access to industry experts on IT and management skills trends throughout the world.

Learning Tree’s success depends on its ability to attract and retain highly skilled instructors. Learning Tree uses a highly systemized program in each of its local operating subsidiaries to recruit, train, coach, manage and evaluate its instructor team. See Exhibit 99.1.

Broad Proprietary Course Library. Learning Tree offers a broad, proprietary library of 141 instructor-led course titles comprising over 3,400 hours of classroom instruction covering a wide range of IT and management topics. Learning Tree’s intensive two- to five-day courses are recommended for one to two semester hours of college credit by the American Council on Education. Learning Tree is a trusted CPE provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, Learning Tree is on the National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

The following table itemizes the number of Learning Tree course titles by curriculum at September 30, 2005:

Curriculum	Number of Course Titles	Total Hours of Training
Windows Systems and Exchange	14	408
SQL Server	7	186
Visual Studio and .NET Development	14	348
Access	3	78
RDBMS, Oracle10g and Oracle9i	10	288
Web Development and XML	14	318
Applied Management	6	120
Key Business Skills	12	204
Project Management	9	198
Security	11	270
Software Engineering	9	210
Java, C++ and Perl Programming	9	216
UNIX, Linux and Solaris	6	144
Networking and PC Support	17	426

Total	141	3,414

As a leading vendor-independent provider of IT training, Learning Tree designs its courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Drawing from the expertise of Learning Tree’s international team of instructors, the content of each Learning Tree course incorporates multiple points of view concerning IT applications as used throughout the world. Learning Tree IT courses are designed to be highly interactive; most involve “hands-on” training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on Learning Tree course working on computer-based exercises, participating in group workshops and class interactions. Participants receive extensive printed course materials that facilitate learning and serve as a post-course reference tool.

Learning Tree management courses, while including core concepts and theory, focus heavily on providing skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises designed to apply key concepts in real-world situations, so that they are fully prepared to apply their new skills in their workplace environments. At September 30, 2005, Learning Tree offered 32 titles in its management curriculum representing 23% of Learning Tree’s entire course library, compared to 29 titles, which represented 20% at the end of fiscal year 2004.

To assist participants in their professional development, Learning Tree offers 42 Professional Certification programs, where participants must demonstrate mastery of subject matter by successfully completing four Learning Tree courses in a particular field, and passing a mastery examination for each course. Each Learning Tree Professional Certification Program is designed to teach all of the skills necessary to master a specific job function. Since the inception of the Learning Tree Professional Certification Program in fiscal year 1993, over 301,000 participants have completed one or more certification examinations.

Over its 31-year history, Learning Tree has developed and implemented a well-defined, systematic approach to rapidly develop, customize and update its course library and to translate its course content into multiple languages. Courses are structured into curricula that reflect general topics or disciplines. Learning Tree continuously updates and expands its course curriculum structure and course content and adds new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of its customers. To identify potential new courses for development, Learning Tree incorporates feedback from Learning Tree’s worldwide instructor team, course participants and corporate customers, and from the development groups of leading IT vendors. In fiscal year 2005, Learning Tree developed 14 new titles and retired 19 titles. Learning Tree may or may not develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its course library. However, there can be no assurance that Learning Tree will develop courses that keep pace with the introduction of new hardware, software and networking technologies or the need for key business skills training. See Exhibit 99.1.

International Infrastructure and Logistics Capability. Learning Tree meets customers’ demands for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world. Participants can attend any one of Learning Tree’s 141 courses that, on average, are presented almost weekly around the world. Learning Tree’s sophisticated infrastructure and logistics capability allow it to coordinate, plan and deliver its courses at its education centers, hotel and conference facilities and at its customers’ sites worldwide. Learning Tree can also present standard or customized courses on demand at its customers’ facilities whenever and wherever they desire—with quality standards that are identical to those for courses presented in Learning Tree’s own education centers. By using its team of 682 instructors, its course development and customization processes, its team of customer support specialists, its logistics team and its thousands of classroom computer workstations, Learning Tree can rapidly deliver any of its courses to any location in the world.

In fiscal year 2005, Learning Tree presented 7,195 course events at its education centers and at third-party and customer sites in a total of 26 countries. Learning Tree currently operates wholly-owned subsidiaries in the United States (opened in 1974), France (opened in 1977), the United Kingdom (opened in 1978), Canada (opened in 1985), Sweden (opened in 1986) and Japan (opened in 1989). Each Learning Tree subsidiary is staffed by local nationals responsible for the sale and delivery of courses in that country. Learning Tree’s international operations produced over half of Learning Tree’s revenues in fiscal year 2005. Such international operations face certain risks inherent to international businesses, such as currency fluctuations; potential difficulties in translating course subject matter into foreign languages; varying political and economic conditions; changes in government regulation; trade barriers; difficulty in staffing foreign offices, and in training and retaining foreign instructors; adverse tax consequences; and potential costs associated with expansion into new territories. There can be no assurance that such factors will not have a material adverse effect on Learning Tree in the future. See Exhibit 99.1.

On an ongoing basis, Learning Tree continues to evaluate the expansion of its operations both within existing education center cities and in new cities or countries. There can be no assurance that Learning Tree will open additional education centers in the future or that such additional education centers will be successful.

Additionally, there can be no assurance that Learning Tree will continue to operate all existing education centers. See Exhibit 99.1.

Long-Term Relationships with Global Customer Base. Learning Tree has built long-standing relationships with its customer base. Learning Tree focuses on training the employees of Fortune 1000-level companies, their international equivalents and government organizations throughout the world, and seeks to build continuing relationships both with its individual course participants and their employers. Learning Tree’s customers generally operate in the finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing and energy sectors, among others. In fiscal year 2005, Learning Tree provided training to 87,673 course participants and had 196 customers worldwide that each purchased more than $100,000 of Learning Tree training. Learning Tree’s fiscal year revenues from its training courses totaled $152.6 million in 2003, $152.1 million in 2004, and $151.6 million in 2005; however, no customer accounted for 10% or more of Learning Tree’s revenues.

In fiscal year 2005, Learning Tree continued its efforts to develop broader enterprise-wide relationships with a small number of large customers. In an enterprise-wide relationship, Learning Tree achieves preferred supplier status and can provide training services more readily—with fewer administrative or bureaucratic requirements—to individual employees of the customer. Within these enterprise-wide provider programs, Learning Tree provides training management services for its customers in addition to training at Learning Tree’s education centers, hotel and conference facilities, as well as its customers’ sites worldwide.

Multi-Tiered Sales and Marketing Organization. Learning Tree employs a multi-tiered sales and marketing organization that integrates direct mail, telemarketing and field sales to market and sell its course offerings to existing customers and to attract new customers.

Since its inception, Learning Tree has created and built a strong brand image for providing high-quality training for IT professionals and managers through the frequent and prominent use of its trademarks in direct marketing and course materials. Learning Tree markets its courses primarily through direct mail marketing to its proprietary database of over 2.3 million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and also uses direct mail to reach other IT professionals and managers on rented mailing lists. Learning Tree also utilizes targeted, personalized e-mails through its automated e-mail marketing system to advise prospective course participants of upcoming events. To further expand the direct e-mail marketing programs, Learning Tree uses rented e-mail address lists to augment its own database. In addition, Learning Tree markets its products and services over the Internet on its website (http://www.learningtree.com). (Information contained on Learning Tree’s website is not part of this Annual Report on Form 10-K.)

Learning Tree has built a telemarketing sales team which comprised approximately 121 telemarketers and related support staff at September 30, 2005. Learning Tree’s telemarketers are responsible for developing and extending Learning Tree’s business relationship with its customers by calling customer leads generated from direct mailings, e-mail marketing, website inquiries and other Learning Tree sales and marketing programs. In addition, Learning Tree’s sales team follows up on inquiries from customers and potential clients, and works to identify key personnel at clients with the potential to become major Learning Tree customers. Learning Tree uses a proprietary automated system which provides its telemarketers with information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process.

At September 30, 2005, Learning Tree employed a field sales team of approximately 36 direct field sales representatives and related support staff. The direct sales force primarily focuses on selling training which is delivered at Learning Tree’s customers’ sites.

To remain successful, Learning Tree must continue to expand its business with both existing and new customers. To encourage repeat purchases from existing customers, Learning Tree offers two different multiple-

course discount programs—“Training Passports” and “Training Vouchers”—and also provides Learning Tree Professional Certification Programs, as described earlier. Learning Tree believes that, in addition to generating revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree’s courses to their colleagues. See Exhibit 99.1.

Training Passports permit an individual Passport holder to attend up to a specified number of courses during a twelve-month period. The Passports are generally sold as either four-course or eight-course Passports. The list price for a four-course Passport is approximately equivalent to two individual four-day courses and the list price for an eight-course Passport is approximately equivalent to the list price of three four-day courses. The Training Voucher program allows corporate customers to buy blocks of five or more Vouchers, at a fixed discounted price, for future Learning Tree courses to be taken by any person in the client company over a 12-month period.

Markets and Competition

Instructor-Led Training. The IT and management training markets include outside third-party providers of training, as well as in-house training conducted by organizations for their own employees. Third-party providers of IT training include a group of “vendor-dependent providers”, who deliver courses developed by the vendors of software and hardware technologies and who depend heavily on those vendors to market their courses. The IT training market also includes “vendor-independent providers”, such as Learning Tree, who independently develop, market and deliver proprietary courses. In addition, third-party providers of management training include “for-profit providers”, who provide training largely as a professional development service, and “academic providers”, who offer courses that lead to accredited undergraduate or graduate degrees.

In these markets, Learning Tree is a for-profit vendor-independent provider of IT training, and a for-profit provider of management training. Some competitors offer course titles and programs similar to those of Learning Tree at lower prices. In addition, some competitors have greater financial and other resources than Learning Tree. See Exhibit 99.1.

Learning Tree’s main IT training competitors are vendor-dependent and include the IT hardware and software vendors themselves. Many hardware and software vendors supply training, sometimes bundled in the prices of their products. Other vendor-dependent providers are Authorized Technical Education Centers (“ATECs”) and Certified Technical Education Centers (“CTECs”) that deliver these vendors’ proprietary courses. Vendor-dependent providers may have, or claim, greater knowledge of upcoming developments in their products, and their certifications are widely recognized. Learning Tree differentiates itself from vendor-dependent providers by maintaining a vendor-independent posture and providing cross-platform training solutions. By being vendor-independent, Learning Tree can address both the strengths and the weaknesses of a product and teach IT professionals how to integrate one product with those of other vendors in a multi-vendor configuration. Learning Tree leverages the expertise of its instructors and authors, to ensure that Learning Tree offers a level of expertise that matches or exceeds that of vendor-dependent providers while also providing a vendor-independent platform that provides meaningful product comparisons.

Learning Tree’s principal management training competitors include for-profit post-secondary educational providers, as well as training companies who focus—as does Learning Tree—on providing continuing professional development training programs to government and commercial organizations, and the employees of those organizations. Learning Tree differentiates itself from these competitors by adopting a more practical, results-oriented approach to management training than is typical in this market, as well as through Learning Tree’s advanced instructional techniques and its proprietary MagnaLearn™ Instructional Enhancement Technology.

Learning Tree believes that the majority of third-party training providers—whether in IT or management training—are smaller organizations which often provide training as one of several services or product lines.

Learning Tree differentiates itself from these providers based on its experience over more than three decades, the breadth and quality of its proprietary course library, its worldwide delivery capability, and the size, quality and experience of Learning Tree’s instructor force.

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

E-learning. IT training is primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Learning Tree believes that instructor-led training will continue to be the largest portion of the market because classroom-based instructor-led training provides the greatest foundation for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem solving with their instructor and fellow participants concerning their specific projects and applications. Further, instructor-led classroom training insulates course participants from workplace interruptions and thus accelerates their learning of new technologies. The use of technology-based IT education and training formats, such as Internet-based e-learning, appears to have gained some acceptance in the IT training market. See Exhibit 99.1.

Employees

Learning Tree’s personnel are critical to its success. The Learning Tree management team has extensive experience in the training and education industry with an average of nearly 15 years of experience with Learning Tree and nearly 20 years of relevant industry experience.

On September 30, 2005, Learning Tree had a total of 457 full-time equivalent employees, of whom 194 were employed outside the United States. Learning Tree also utilized the services of 682 expert instructors to teach its courses on an “as-needed” basis. Learning Tree considers its relations with its employees and its instructors to be good. See Exhibit 99.1.

Intellectual Property Rights

“LEARNING TREE”, “LEARNING TREE INTERNATIONAL”, the Learning Tree Design logo, “LEARNING TREE INTERNATIONAL” and design, “LEARNING TREE PROFESSIONAL CERTIFICATION” design, “EDUCATION IS OUR BUSINESS”, “EDUCATION YOU CAN TRUST”, “WE BRING EDUCATION TO LIFE”, “PRODUCTIVITY THROUGH EDUCATION”, “FROM THE LEARNING TREE”, “TRAINING PASSPORT”, “TRAINING ADVANTAGE”, “ALUMNI GOLD”, “TRAINING YOU CAN TRUST”, “WE BRING LEARNING TO LIFE”, “WE BRING IT TRAINING TO YOU”, “WWW.LEARNINGTREE.COM”, “MAGNALEARN”, “VENDOR INDEPENDENT TRAINING YOU CAN TRUST”, “ON-SITE COURSES” and design”, “800-LRN-TREE”, and “800-THE-TREE” are among the trademarks and service marks of Learning Tree. In addition to the trademarks and service marks of Learning Tree, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

Learning Tree owns the copyright to all course materials developed by the Company. Learning Tree’s copyrighted course materials are a significant differentiator of the Company’s services from those of its competitors.

Learning Tree cannot be certain that its means of protecting its proprietary rights will be adequate or that Learning Tree’s competitors will not independently develop similar course titles or delivery methods. If substantial unauthorized use of Learning Tree’s products were to occur, Learning Tree’s business and results of operations could be materially adversely impacted. Learning Tree may also have to defend against claims that its current or future courses infringe on the proprietary rights of others. Defending and prosecuting these claims could have a material adverse effect on Learning Tree’s operating results. See Exhibit 99.1.

Regulatory Environment

Learning Tree is paid directly by the employers of its course participants and does not receive funding from any government aid or loan programs. As a result, Learning Tree does not depend on government appropriations for those programs and is generally exempt from the governmental regulation of public education providers. In contrast, providers of education to the public must comply with many laws and regulations of Federal, state and international governments. However, Learning Tree’s operations could be affected by current or future licensing or regulatory requirements. See Exhibit 99.1.

Available Information

Learning Tree makes available on its website (http://www.learningtree.com), free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission. (Information contained on Learning Tree’s website is not part of this Annual Report on Form 10-K.) Learning Tree’s Annual Reports on Form 10-K may be obtained free of charge by written request to the Chief Administrative Officer, Learning Tree International, 400 North Continental Blvd., El Segundo, CA 90245.

Item 2.	PROPERTIES

Learning Tree’s headquarters are located at 400 North Continental Boulevard, El Segundo, California 90245.

Learning Tree owns a 38,500 square foot office facility in Reston, Virginia which is occupied by the sales, administrative and operations groups of its U.S. subsidiary (as well as certain corporate finance and executive functions). Learning Tree leases all of its other offices and education center classroom facilities. The leases expire at various dates over the next 14 years. Learning Tree also presents its courses at rented hotel and conference facilities and customer sites. Learning Tree typically provides all of the software, hardware and networking systems required for use in its courses.

Learning Tree believes that its facilities are adequate and suitable for its needs. In general, at current attendee levels, Learning Tree has some excess capacity at most of its education centers. For its United Kingdom education facility, Learning Tree negotiated and entered into a series of subleases in fiscal year 2005 that resulted in the aggregate subleasing of three and one-half floors. See below and Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal Year 2005 Compared with Fiscal Year 2004 and Critical Accounting Estimates and Policies” for further discussion.

Learning Tree presents its classroom courses at Learning Tree Education Centers in Atlanta, Boston, Chicago, Los Angeles, New York City, the Washington, D.C. area (three locations), Ottawa, Toronto, London, Paris, and Stockholm, as well as in rented hotel or conference centers in those and other cities worldwide.

Learning Tree Education Center classrooms are custom-designed to accommodate the technical demands of its computer-based courses, including local area networks within the classroom and its proprietary MagnaLearn™ Instructional Enhancement System. The multi-modal communication techniques within the MagnaLearn™ System provide an enhanced learning experience for Learning Tree’s course participants by making it easier and faster for them to absorb information and grasp complex concepts.

The following table contains certain information regarding Learning Tree’s education centers and offices at September 30, 2005:

Location (Metropolitan Area)	Function(s)	No. of Classrooms	Total Area in Square Feet
Atlanta, GA	Education Center	9	16,903
Boston, MA	Education Center	6	13,717
Chicago, IL	Education Center	5	11,019
Los Angeles, CA	Education Center & Office	6	45,687	(a)
New York, NY	Education Center	21	44,380	(b)
Washington, DC area	Education Centers (3 sites)	40	80,402
Reston, VA	Offices (2 sites)	—	45,896
Paris, France	Education Centers & Office (2 sites)	27	58,276
London, England	Education Center	37	70,358	(c)
Leatherhead, England	Office	—	23,209	(d)
Ottawa, Canada	Education Center & Office	6	20,006
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	12	32,130
Tokyo, Japan	Office	—	1,547

Total		179	480,737

(a)	Not included in this square footage is 34,374 square feet for a new leased facility which Learning Tree occupied beginning on November 1, 2005 although the lease was entered into on June 1, 2005. The existing leased facility with 45,687 square feet was vacated on October 31, 2005.
(b)	Excludes 11,600 square feet which Learning Tree subleases to a single subtenant. Sublease ends co-terminus with Learning Tree’s prime lease.
(c)	Excludes 41,760 square feet which Learning Tree subleases to various subtenants. Subleases end at various points prior to the end of Learning Tree’s prime lease. See Note 1 for details on subleases. Some subtenants may opt for early termination based on their sublease agreements.
(d)	Excludes 7,000 square feet which Learning Tree subleases to a single subtenant. Sublease ends co-terminus with Learning Tree’s prime lease. Subtenant may opt for early termination effective May 2008.

Item 3.	LEGAL PROCEEDINGS

Learning Tree is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on the financial condition or results of operations of Learning Tree.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005 through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Learning Tree’s Common Stock trades on the Nasdaq National Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market:

	High	Low
Fiscal year 2004
First Quarter	$19.00	$16.00
Second Quarter	19.52	14.34
Third Quarter	17.14	13.53
Fourth Quarter	14.58	12.06
Fiscal year 2005
First Quarter	$15.65	$12.75
Second Quarter	16.38	13.05
Third Quarter	15.15	11.20
Fourth Quarter	13.25	11.85

As of December 14, 2005, there were over 1,200 holders of record of the Common Stock.

Volatility of Stock Price

Over Learning Tree’s 31-year history, the price of its Common Stock has fluctuated significantly and may continue to do so in the future. Learning Tree believes that some of the reasons for past fluctuations in the price of its stock have included: announcements of developments related to Learning Tree’s business; announcements concerning new products or enhancements by Learning Tree or its competitors; developments in relationships with its customers; market perceptions of new means of delivering training, such as CD-ROMs or the Internet; variations in revenues, gross margins, earnings or other financial results from investors’ expectations; fluctuations in results of operations and general conditions in the economy, the market, and the markets served by Learning Tree’s customers; and delays in introducing new technologies by both Learning Tree’s customers and technology vendors. In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. Sales of the Common Stock by officers, directors and employees, especially Learning Tree’s founders, could also adversely and unpredictably affect the price of the Common Stock. Additionally, the price could be affected even by the potential for sales by these persons. There can be no assurance that the market price of the Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to Learning Tree’s performance. See Exhibit 99.1.

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

Issuer Purchases of Equity Securities

Learning Tree made the following repurchases of its Common Stock in the fourth quarter of fiscal year 2005.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2005 – July 29, 2005	—	—	—	—
July 30, 2005 – August 26, 2005	39,500	$12.30	—	—
August 27, 2005 – September 30, 2005	57,800	$12.88	—	—
Total	97,300	$12.64	—	—

(a)	None of the Learning Tree Common Stock repurchases were made pursuant to a publicly announced plan. All Learning Tree Common Stock repurchases were made in open-market transactions.

During fiscal year 2005, the Company repurchased approximately 327,000 shares at a total cost of approximately $4.3 million. Learning Tree may choose to make additional open-market purchases of its common stock in the future, but has no commitment to do so. Stock repurchase activities are regularly reviewed by the Learning Tree Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,375,000	$18.24	2,589,000

Total	1,375,000	$18.24	2,589,000

For a description of the other material features of the Company’s other equity compensation plans, see Note 7 of “Notes to Consolidated Financial Statements.”

Item 6.	SELECTED FINANCIAL DATA

As more fully described in Note 2 of “Notes to Consolidated Financial Statements”, the previously-issued financial information contained herein for all years except fiscal year 2005 and all quarterly periods within fiscal years 2004 and 2005 have been restated to correct the accounting for income taxes, accounting for leases, the presentation of available for sale securities, and certain other corrections to accounting estimates and accruals, and the recording of other accounting adjustments and additional disclosures appropriate for the fair presentation of the results of operations in fiscal years 2003 and 2004.

The following selected consolidated financial data of Learning Tree, which has been restated as noted below, is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended September 30, 2005, and the balance sheet data as of October 1, 2004 and September 30, 2005, are derived from Learning Tree’s consolidated financial statements which are included elsewhere herein. The statement of operations data for each of the two years in the period ended September 30, 2002, and the balance sheet data at September 30, 2001, September 30, 2002 and September 30, 2003, are derived from audited financial statements of Learning Tree, as restated, and not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the restatement data contained in Note 2 of “Notes to Consolidated Financial Statements” in this Form 10-K, the balance sheet data presented below for fiscal years 2001, 2002 and 2003 and the statement of operations data relating to the years ended September 30, 2001 and September 30, 2002 have been restated. In addition to adjusting the income tax provisions for each year and the recording of asset retirement obligations beginning in fiscal year 2003, the restatement in fiscal year 2001 and fiscal year 2002 resulted from (1) the restatement of the income tax provision in the statements of operations and the respective balance sheets, and (2) the recording of other accounting adjustments appropriate for the fair presentation of the results of operations in those years.

	Fiscal Year Ended (in thousands, except per share data)
	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2003	Oct. 1, 2004*	Sept. 30, 2005
	(Restated)	(Restated)	(Restated)	(Restated)
SELECTED STATEMENT OF OPERATIONS DATA:
Revenues	$227,220	$173,451	$152,607	$152,058	$151,558
Cost of revenues	92,780	79,022	72,803	73,755	76,167

Gross profit	134,440	94,429	79,804	78,303	75,391

Operating expenses:
Course development	11,323	9,319	7,897	7,960	7,952
Sales and marketing	63,957	50,251	43,781	47,206	42,387
General and administrative	26,666	25,413	22,791	24,757	26,111

Total operating expenses	101,946	84,983	74,469	79,923	76,450

Income (loss) from operations	32,494	9,446	5,335	(1,620)	(1,059)
Other income (expense), net	6,287	2,467	2,315	2,049	2,263

Income before provision for income taxes and cumulative effect of change in accounting principle	38,781	11,913	7,650	429	1,204
Provision (benefit) for income taxes	13,073	3,467	2,663	969	1,912

Income (loss) before cumulative effect of change in accounting principle	25,708	8,446	4,987	(540)	(708)
Cumulative effect of change in accounting principle, net of tax	—	—	(769)	—	—

Net income (loss)	$25,708	$8,446	$4,218	$(540)	$(708)

Earnings (loss) per common share before cumulative effect of change in accounting principle—basis	$1.25	$0.45	$0.28	$(0.03)	$(0.04)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.04)	—	—

Earnings (loss) per common share—basic	$1.25	$0.45	$0.24	$(0.03)	$(0.04)

Earnings (loss) per common share before cumulative effect of change in accounting principle—diluted	$1.22	$0.44	$0.28	$(0.03)	$(0.04)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.04)	—	—

Earnings (loss) per common share—diluted	$1.22	$0.44	$0.24	$(0.03)	$(0.04

Weighted average shares outstanding—basic	20,593	18,763	17,394	17,039	16,865

Weighted average shares outstanding—diluted	21,156	18,992	17,449	17,039	16,865

*	In the second quarter of fiscal year 2004, Learning Tree adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30 to the Friday nearest the end of September.

	As of (in thousands)
	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2003	Oct. 1, 2004*	Sept. 30, 2005
	(Restated)	(Restated)	(Restated)	(Restated)
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$108,544	$96,897	$86,711	$70,913	$56,736
Available for sales securities	$—	$—	$—	$13,000	$18,555
Income tax receivable	$3,788	$3,548	$1,810	$2,089	$682
Total current assets	$136,788	$120,443	$108,606	$104,403	$98,937
Total assets	$174,975	$155,192	$142,957	$138,044	$131,978
Deferred revenue	$61,662	$56,240	$50,082	$46,847	$44,956
Total current liabilities	$88,744	$75,463	$68,791	$65,146	$64,020
Total long term liabilities	$3,077	$3,273	$6,434	$6,723	$6,949
Total stockholders’ equity	$83,154	$76,455	$67,732	$66,175	$61,009

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESTATEMENT

As more fully described in Note 2 of “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K, the previously-issued financial information contained herein for all years except fiscal year 2005 and all quarterly periods within fiscal years 2004 and 2005 have been restated primarily to correct the accounting for income taxes, accounting for leases and asset retirement obligations, municipal auction rate securities and for the recording of other accounting adjustments appropriate for the fair presentation of the results of operations in prior years. All accounting information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to properly reflect the restatement.

RISK FACTORS

In order to help the reader assess the major risks in Learning Tree’s business, Learning Tree has identified many, but not all, of these risks in Exhibit 99.1. That exhibit is attached to this Form 10-K. Please read it carefully.

OVERVIEW

Nature of the Business. Learning Tree is a leading worldwide vendor-independent provider of training to managers and information technology (“IT”) professionals working in business and government organizations. Since its founding in 1974, Learning Tree has provided high-quality training to over 1.6 million IT professionals and managers. In fiscal year 2005, Learning Tree provided training to 87,673 course participants. Approximately two-thirds of Learning Tree participants come from Fortune 1000-level companies, their international equivalents and government organizations, and approximately one-third come from small and medium-size companies.

Learning Tree offers a broad, proprietary library of intensive instructor-led courses from two to five days in length, comprising 141 different course titles representing over 3,400 hours of training as of September 30, 2005. Learning Tree courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, wireless technologies, open source applications, project management, leadership and professional development, and other key business skills. By the end of fiscal year 2005, Learning Tree had expanded its management course offerings to 32 management courses in order to meet demands for these courses from both technical and non-technical managers.

The actual number of course titles that Learning Tree will execute, and their delivery dates, are subject to the rate of new developments and perceived customer demand. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing cost of marketing them and maintaining their content. Thus, Learning Tree may or may not develop more titles than it retires in any period. Course development costs may increase in the future if Learning Tree expands its course library.

Learning Tree uses a well-defined, systematic approach in developing and updating its course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Learning Tree’s proprietary course development process also allows it to customize its courses for delivery at its customers’ sites.

Learning Tree designs its own vendor-independent IT courses to provide participants an unbiased perspective of software and hardware products with the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Learning Tree management courses, while addressing core concepts and theory, focus heavily on providing skills, tools, and techniques that participants can apply immediately upon returning to their jobs.

Learning Tree courses are highly interactive. They are translated into French, Swedish and Japanese. Based on their sophistication and quality, all of Learning Tree’s courses are recommended for one to two semester hours of college credit by the American Council on Education. Learning Tree is a trusted CPE provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, Learning Tree is on the National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

Learning Tree had 682 instructors as of September 30, 2005, each of whom was a practicing professional combining expert knowledge with extensive practical experience. On average, each expert instructor teaches approximately eleven Learning Tree course events per year on an “as-needed” basis. When they are not teaching, Learning Tree instructors apply the same IT and management skills as either full-time employees for other companies or as independent consultants.

Learning Tree offers its proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden and Japan, and generates approximately half of its revenue internationally. Each Learning Tree operating subsidiary is staffed by local nationals responsible for the sale and delivery of Learning Tree courses in that country. Learning Tree’s infrastructure and logistical capabilities allow it to coordinate, plan and deliver its courses at Learning Tree’s education centers, hotel and conference facilities and customer sites worldwide. During fiscal year 2005, Learning Tree presented courses in 26 countries.

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

Recent Trends. As it has for more than 31 years, Learning Tree continues to focus on enhancing quality levels in its core strengths: its expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. Learning Tree believes that quality and customer satisfaction remain the underlying driving force for its long-term success. During fiscal year 2005, Learning Tree’s course participants rated Learning Tree’s instructors and courses at the highest level in Learning Tree’s history.

Learning Tree’s customers have continued to respond positively to Learning Tree’s recent increase in the breadth and depth of Learning Tree’s management course offerings. At September 30, 2005, Learning Tree offered 32 titles in its management curriculum representing 23% of Learning Tree’s entire course library, compared to 29 titles, which represented 20% at the same point in fiscal year 2004. Learning Tree intends to meet the demand for these courses by continuing to develop additional management course titles, and by increasing the marketing for Learning Tree’s management course program.

Learning Tree’s business continues to be influenced by world events, by the economy, and by corporate spending trends for IT, among other factors. Learning Tree believes that the best way to counteract adverse market trends is to use a strong, focused, integrated marketing and sales strategy that clearly and visibly helps Learning Tree’s customers identify specific applications of training services to improve their business performance. Accordingly, Learning Tree continues to assess alternative approaches to sales and marketing with the objective of improving its performance under current market conditions. However, there is no guarantee that these approaches will be successful. See Exhibit 99.1.

Beginning with the second quarter of fiscal year 2004, Learning Tree adopted a 52- or 53-week fiscal year, changing its year-end and quarter-end dates to the Friday nearest the end of the calendar quarter. Accordingly, Learning Tree’s fiscal year 2004 ended on October 1, 2004 and fiscal year 2005 ended on September 30, 2005. Learning Tree made this change in order to better align its external financial reporting with the way Learning Tree operates its business.

RESULTS OF OPERATIONS

The following table summarizes Learning Tree’s consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
	(Restated)	(Restated)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	47.7	48.5	50.3

Gross profit	52.3	51.5	49.7
Operating Expenses:
Course development	5.2	5.2	5.2
Sales and marketing	28.7	31.0	28.0
General and administrative	14.9	16.3	17.2

Total operating expenses	48.8	52.5	50.4
Income (loss) from operations	3.5	(1.0)	(0.7)
Other income (expense), net	1.5	1.3	1.5

Income before provision for income taxes and cummulative effect of change in accounting principle	5.0	0.3	0.8
Provision for income taxes	1.7	0.7	1.3

Income (loss) before cumulative effect of change in accounting principle	3.3	(0.4)	(0.5)
Cumulative effect of change in accounting principle, net of tax	(0.5)	—	—

Net income (loss)	2.8%	(0.4)%	(0.5)%

FISCAL YEAR 2005 COMPARED WITH FISCAL YEAR 2004

In fiscal year 2005, Learning Tree’s revenues were $151.6 million compared to $152.1 million in fiscal year 2004. Learning Tree reported a loss from operations of $1.1 million in fiscal year 2005 compared to a loss from operations of $1.6 million in the prior year. Net loss for fiscal year 2005 was $708,000 compared to a net loss of $540,000 in fiscal year 2004.

Revenues. Learning Tree’s fiscal year 2005 revenues primarily reflect the net effect of a decrease in average revenue per attendee, partially offset by increases in the number of course participants and the net effect of changes in exchange rates. During fiscal year 2005, Learning Tree trained a total of 87,673 course participants, an increase of approximately 1% from the prior year’s 87,156 course participants.

For fiscal year 2005, average revenue per attendee was 1% lower than in fiscal year 2004. However, excluding a 2% effect from changes in foreign exchange rates, Learning Tree’s average revenue per attendee declined 3% in fiscal year 2005 compared to the prior year. Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars. Accordingly, exchange rate fluctuations impact both Learning Tree’s reported revenues and expenses when translated into dollars. See Exhibit 99.1. Excluding the effect of exchange rates, the decrease in average revenue per attendee primarily reflects an increase in the proportion of two- and three-day events as well as an increased number of on-site course events for the newer titles in Learning Tree’s management curriculum, which typically have lower average revenue per attendee than Learning Tree’s four- and five-day IT course titles and its older Management course titles.

Cost of Revenues. Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

Learning Tree’s cost of revenues for fiscal year 2005 was $76.2 million compared to $73.8 million in fiscal year 2004. This increase primarily reflects the net effect of increased numbers of events compared to the prior year and the effect of changes in foreign exchange rates, partially offset by a reduction in the average number of attendees per event and the effects of Learning Tree’s ongoing cost reduction and control measures. During fiscal year 2005, Learning Tree presented 7,195 course events compared to 6,832 course events in fiscal year 2004.

In fiscal year 2005, Learning Tree’s cost of revenues increased to 50.3% of revenues compared to 48.5% in fiscal year 2004. Changes in foreign exchange rates did not materially affect Learning Tree’s gross profit percentage since exchange rate changes increased Learning Tree’s cost of revenues by approximately the same percentage as they increased Learning Tree’s revenues.

In fiscal year 2005, excluding the effect of exchange rates, the increase in cost of revenues as a percentage of revenues reflects an 8% decrease in average revenue per event, partially offset by the effect of a 4% decrease in average cost per event as compared to fiscal year 2004. The decrease in average revenue per event, excluding the effect of exchange rates, primarily reflects the combined effect of a change in mix to a greater proportion of courses conducted at customer sites and a reduction in the average number of attendees per event. Courses held at customer sites generally have lower revenues per event compared to those conducted at Learning Tree education centers. The improvement in average cost per event, excluding the effect of exchange rates, primarily reflects the results of Learning Tree’s ongoing cost reduction and control measures, including reductions in instructor-related costs.

Course Development Expenses. Learning Tree maintains a disciplined process for the development of new courses and the maintenance of existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred, and are included in course development expenses.

In fiscal year 2005, course development expenses were 5.2% of revenues, the same as in fiscal year 2004. Expenditures on course development were $8.0 million for both fiscal years 2005 and 2004.

During fiscal year 2005, Learning Tree released additional course titles on topics that included Oracle Database 10g, Storage Networks, Microsoft Excel, SQL Server Reporting Services, Java, Wireless Security, Patch Management, Virtual Technology, Oracle 10g: Backup, Recovery and Server Tuning: Hands-On, PHP for Web Development: Hands-On, Computer Forensics, .NET Development, Assertiveness Skills and Business and Report Writing.

At the end of fiscal year 2005, Learning Tree offered 141 different course titles, comprising over 3,400 hours of training, compared to 146 titles a year earlier. The decrease in the number of titles in fiscal year 2005 reflects the net effect of introducing 14 new titles and retiring 19 titles.

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the cost of designing, producing and distributing direct mail marketing and media advertisements and the cost of information systems to support these activities.

For fiscal year 2005, sales and marketing expenses were 28.0% of revenues compared to 31.0% in fiscal year 2004. During fiscal year 2005, sales and marketing decreased 10.0% to $42.4 million from $47.2 million in fiscal year 2004. The decrease in sales and marketing expenses as a percentage of revenues primarily reflects a decrease from the prior year’s elevated quantity of regular catalogs mailed as an experimental increase in marketing quantities, as well as lower costs for producing and mailing catalogs, partially offset by increased costs for sales staffing.

General and Administrative Expenses. As a percentage of revenue, general and administrative expenses were 17.2% in fiscal year 2005 compared to 16.3% in fiscal year 2004. General and administrative expenses increased to $26.1 million in fiscal year 2005 from $24.8 million in fiscal year 2004. This increase primarily reflects the effect of $1.7 million expended in Learning Tree’s efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as well as an increase of approximately $600,000 in fees for professional auditing and related services, and the effect of changes in foreign exchange rates, partially offset by reduced costs of $800,000 related to subleasing portions of Learning Tree’s United Kingdom education center and the effects of various ongoing cost reduction efforts.

Prior to fiscal year 2004, Learning Tree subleased three floors in its United Kingdom education center. Those subleases expired during fiscal year 2004, and Learning Tree undertook efforts to find new tenants for those floors. In fiscal year 2004, Learning Tree recorded appropriate provisions for the cost of the vacant space as well as to reflect the anticipated difference between net sublease rental rates and Learning Tree’s costs over the anticipated terms of the eventual subleases. In fiscal year 2005, Learning Tree negotiated and entered into a series of subleases which resulted in the aggregate subleasing of three and one-half floors of the United Kingdom education center. The actual terms of those subleases varied from the assumptions used by Learning Tree in computing the fiscal year 2004 provision, and the additional provision amounting to $825,000 recorded in fiscal year 2005 correctly accounts for the terms of the executed subleases. The amortization of these lease loss provisions, amounting to $1.3 million in fiscal year 2005, was recorded as a reduction in rent expense. The balance of these reserves, amounting to $910,000 at September 30, 2005, will be amortized over the remainder of the sublease terms.

Learning Tree incurred a need for significant additional professional accounting review and tax services as a result of the restatement of prior years discussed in this Annual Report on Form 10-K. These increased services resulted in an increase of approximately $600,000 in associated fees from the fees recorded for accounting review and audit services in fiscal year 2004.

In January 2005, the Company’s Board of Directors approved the acceleration of vesting for all stock options that first vested on or before April 2002. This action affected unvested options to purchase an aggregate of 558,275 shares of Common Stock at exercise prices per share of between $20.92 and $27.65, all of which were scheduled to vest by April 2006. No other terms for such stock options were modified. The Board of Directors took this action to reduce administrative and financial and accounting issues associated with monitoring the vesting of options with exercise prices which were significantly above the Company’s current stock prices.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income and foreign currency transaction gains and losses. In fiscal year 2005, other income (expense), net increased to income of $2.3 million from $2.0 million in fiscal year 2004 primarily because of higher interest income partially offset by the effect of changes in foreign exchange rates and a gain of $203,000 realized in fiscal year 2004 from the liquidation of an investment in Collegis, Inc. Interest income increased $1.1 million compared to fiscal year 2004 due to the effect of higher interest rates partially offset by a decline in the amount of Learning Tree’s interest-bearing investments primarily resulting from repurchases of Learning Tree’s Common Stock, investments in course and office equipment, expenditures for leasehold improvements, and the use of cash in operations.

Learning Tree recorded foreign exchange losses of $242,000 in fiscal year 2005 compared to foreign exchange gains of $335,000 in fiscal year 2004. The fiscal year 2005 losses arose from cash balances, receivables and payables denominated in currencies other than the functional currencies of Learning Tree.

Income Taxes. In fiscal year 2005, Learning Tree’s income tax provision increased to $1.9 million from $969,000 in fiscal year 2004 primarily as the result of the recording of a one-time charge of $1.1 million to reflect Learning Tree’s inability to amend its fiscal year 2001 federal income tax return for an understated income tax deduction after the statute of limitations for that return expired in June 2005. See Note 4 of “Notes to Consolidated Financial Statements.” Learning Tree’s effective tax rate decreased from 226% in fiscal year 2004 to 159% in fiscal year 2005 principally due to the increase in pre-tax income and the effects of state income taxes, foreign taxes and tax credits, offset by the loss of the 2001 stock option benefit.

Geographic Segments. Learning Tree has education centers in six countries around the world, and has historically derived approximately half of its revenues from outside the United States. The United States recorded revenues of $68.2 million in fiscal year 2005 compared to revenues of $70.4 million in fiscal year 2004. Revenues from Europe were $68.0 million in fiscal year 2005 compared to $69.2 million in fiscal year 2004. Canada recorded revenues of $13.0 million in fiscal year 2005 compared to revenues of $10.6 million in fiscal year 2004 and Asia recorded revenues of $2.3 million in fiscal year 2005 compared to $1.8 million in fiscal year 2004. See Note 10 of “Notes to Consolidated Financial Statements.”

Although Learning Tree’s consolidated financial statements are stated in U.S. dollars, several of Learning Tree’s subsidiaries have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of Learning Tree’s subsidiaries from the functional currencies to U.S. dollars are reported as an adjustment to stockholders’ equity. Fluctuations in exchange rates may also have an effect on Learning Tree’s results of operations. Since both revenues and expenses are generally denominated in the subsidiary’s local currency, changes in exchange rates that have an adverse effect on Learning Tree’s foreign revenues are partially offset by a favorable effect on Learning Tree’s foreign expenses. The impact of future exchange rates on Learning Tree’s results of operations cannot be accurately predicted. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates and therefore continues to be subject to such risks. In the future, Learning Tree may undertake such hedging transactions. There can be no assurance that any hedging techniques implemented by Learning Tree would be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1.

Recently Issued Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”). SFAS123R supersedes Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) and its related Interpretations. Generally, the approach to accounting in SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on the grant-date fair value of the award.

As permitted by SFAS 123, Learning Tree currently accounts for share-based payments to employees using the intrinsic value provisions of APB 25 and, as such, generally recognized no compensation costs for employee stock options. Accordingly the adoption of SFAS 123R’s fair value method is expected to impact Learning Tree’s results of operations. The impact of the adoption of SFAS 123R cannot be quantified at this time because it will depend on levels of share-based payments granted in the future. However, had Learning Tree adopted

SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 of the consolidated financial statements. SFAS123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.

In April 2005, the SEC adopted a new rule that amends the compliance date for SFAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Thus, Learning Tree is required to adopt the standard as of October 1, 2005. SFAS 123R offers several alternatives for implementation. At this time, Learning Tree expects to use the modified prospective transition method. Learning Tree is considering the implementation guidance for SFAS 123R issued by the SEC in Staff Accounting Bulletin No. 107 in the adoption of SFAS 123R.

In June 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections, (“SFAS 154”) which is a replacement of APB Opinion No. 20 Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005 and Learning Tree plans to adopt SFAS 154 on October 1, 2006. Learning Tree does not expect the adoption of SFAS 154 to have a significant impact on its financial statements.

In December 2004, the FASB also issued FSP No. 109-1 Accounting for Income Taxes to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 provides that the new special tax deduction created in the Act should be accounted for as a special deduction in accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS 109”) and not as a tax rate reduction. This pronouncement did not have any effect on Learning Tree’s tax provision.

FISCAL YEAR 2004 COMPARED WITH FISCAL YEAR 2003

In fiscal year 2004, Learning Tree’s revenues were $152.1 million compared to $152.6 million in fiscal year 2003. Learning Tree reported a restated loss from operations of $1.6 million in fiscal year 2004 compared to income from operations of $5.3 million in the prior year. Net loss for fiscal year 2004 was $540,000 compared to net income of $4.2 million in fiscal year 2003. Learning Tree’s fiscal year 2004 financial results include a charge of approximately $1.6 million in the fourth quarter related to subleasing its United Kingdom facilities (see “General and Administrative Expenses” for further discussion).

Revenues. Learning Tree’s fiscal year 2004 revenues primarily reflect the net effect of increased average revenue per attendee due to the effect of changes in exchange rates, offset by a decline in the number of course participants compared to fiscal year 2003. During fiscal year 2004, Learning Tree trained a total of 87,156 course participants, a decrease of 4% from the prior year’s 91,133 course participants.

For fiscal year 2004, average revenue per attendee was 4% higher compared to fiscal year 2003. However, excluding a 6% effect from changes in foreign exchange rates, Learning Tree’s average revenue per attendee declined 2% in fiscal year 2004 compared to the prior year. Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars. Accordingly, exchange rate fluctuations impact both Learning Tree’s reported revenues and expenses when translated into dollars. See Exhibit 99.1 Excluding the effect of exchange rates, the decrease in average revenue per attendee primarily reflects the effect of a change in course mix to a greater proportion of courses conducted at customer sites and a lower proportion conducted at Learning Tree education centers. Courses held at customer sites generally have lower revenues per attendee compared to those conducted at Learning Tree education centers.

Cost of Revenues. Learning Tree’s cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

Learning Tree’s cost of revenues for fiscal year 2004 was $73.8 million compared to $72.8 million in fiscal year 2003. This increase primarily reflects the net effect of changes in foreign exchange rates, partially offset by the effect of a 3% decrease in the number of course events and the effects of Learning Tree’s cost reduction and control measures. During fiscal year 2004, Learning Tree presented 6,832 course events compared to 7,026 course events in fiscal year 2003.

In fiscal year 2004, Learning Tree’s cost of revenues increased to 48.5% of revenues compared to 47.7% in fiscal year 2003. Changes in foreign exchange rates did not materially affect Learning Tree’s gross profit percentage since exchange rate changes increased Learning Tree’s cost of revenues by approximately the same percentage as they increased Learning Tree’s revenues.

In fiscal year 2004, excluding the effect of exchange rates, the increase in cost of revenues as a percentage of revenues reflects a 3% decrease in average revenue per event, partially offset by the effect of a 1% decrease in average cost per event compared to fiscal year 2003. The decrease in average revenue per event, excluding the effect of exchange rates, primarily reflects the change in mix to a greater proportion of courses conducted at customer sites. Courses held at customer sites generally have lower revenues per event compared to those conducted at Learning Tree education centers. The improvement in average cost per event, excluding the effect of exchange rates, primarily reflects the results of Learning Tree’s cost reduction and control measures, including reductions in instructor-related costs and decreased staffing levels. These decreases in cost per event were partially offset by the effect of increased allocated fixed costs per event, stemming from reduced utilization of Learning Tree’s education centers and course equipment, as well as other fixed costs which were spread over fewer events.

Course Development Expenses. Learning Tree maintains a disciplined process to develop new courses and update its existing courses. The costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred, and are included in course development expenses. In fiscal year 2003, course development expenses also included all costs of Learning Tree’s e-learning research and development activities, which were terminated in the second quarter of that year because Learning Tree was unable to find what it believed could be a profitable and sustainable e-learning business model.

In fiscal years 2004 and 2003, course development expenses were 5.2% of revenues. Expenditures on course development increased slightly to $8.0 million in fiscal year 2004 from $7.9 million the year before. This increase primarily reflects increased course development activities and the effect of changes in foreign exchange rates, partially offset by the termination of all e-learning research and development activities in the second quarter of fiscal year 2003.

During fiscal year 2004, Learning Tree released additional course titles on technical topics that included Wi-Fi Networking, Windows Server 2003, Integrating Microsoft Access with SQL Server, Oracle Database 10g, and Systems Management Server 2003, as well as additional course titles on management topics that included Leading Virtual and Remote Teams, Preparing for the Project Management Professional (PMP) Exam, Performance Management, Time Management, Presentation Skills, Negotiation Skills, Project Leadership, Project Quality Management, Microsoft Project Server 2003 for the Enterprise, and A Guide to Information Technology.

At the end of fiscal year 2004, Learning Tree offered 146 different course titles, comprising over 3,600 hours of training, compared to 152 titles a year earlier. The decrease in the number of titles in fiscal year 2004 reflects the net effect of introducing 17 new titles and retiring 23 titles.

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions and travel-related costs for sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements and the costs of information systems to support these activities.

For fiscal year 2004, sales and marketing expenses were 31.0% of revenues compared to 28.7% in fiscal year 2003. The increase in sales and marketing expenses as a percentage of revenues primarily reflects an increase in the number of regular catalogs mailed in fiscal year 2004 as an experimental increase in marketing quantities compared to the prior year, as well as Learning Tree’s new Management Curriculum catalog which was introduced during the second quarter of fiscal year 2004. In addition, the increase in sales and marketing expenses reflects the effect of changes in foreign exchange rates. These increases were partially offset by the effect of lower expenditures for marketing activities other than major mailings, lower sales and marketing staffing levels and lower sales commissions.

General and Administrative Expenses. As a percentage of revenue, general and administrative expenses were 16.3% in fiscal year 2004 compared to 14.9% in fiscal year 2003. General and administrative expenses increased to $24.8 million in fiscal year 2004 from $22.8 million in fiscal year 2003. This increase primarily reflects the charge of approximately $1.6 million (described below) related to subleasing portions of Learning Tree’s United Kingdom education center and administrative office facilities and the effect of changes in foreign exchange rates. These increases were partially offset by the effects of various cost savings including reduced staffing levels and lower depreciation expense.

The $1.6 million charge related to subleasing portions of Learning Tree facilities in the United Kingdom was comprised of three components. Two of the components relate to a 20-year lease that was executed in fiscal year 1999 for a building in London to house Learning Tree’s United Kingdom education center. This building had sufficient space for Learning Tree’s immediate classroom needs, plus three and one-half floors for potential future classroom expansion that Learning Tree currently sublets to four subtenants. The third component related to a charge for a portion of Learning Tree’s United Kingdom office space that was sublet in fiscal year 2005.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income and foreign currency transaction gains and losses. In fiscal year 2004, other income (expense), net decreased to income of $2.0 million from $2.3 million in fiscal year 2003 primarily because of lower interest income. Interest income decreased $490,000 compared to fiscal year 2003 due to the effect of lower interest rates together with a decline in the amount of Learning Tree’s interest-bearing investments because of expenditures for repurchases of its Common Stock. The decrease in interest income was partially offset by a $203,000 gain from the liquidation of a $1.0 million minority interest equity investment in Collegis, Inc. (formerly eduprise.com) that Learning Tree had purchased in January 2000.

Learning Tree recorded foreign exchange gains of $335,000 in fiscal year 2004 compared to foreign exchange gains of $346,000 in fiscal year 2003. These gains arose from cash balances, receivables and payables denominated in local currencies other than the functional currency of Learning Tree.

Income Taxes. In fiscal year 2004, Learning Tree’s income tax provision decreased to $969,000 from $2.7 million in fiscal year 2003. The decrease in the provision for income taxes is consistent with the Company’s decrease in income before provision for income taxes. Learning Tree’s effective income tax rate increased from 35% in fiscal year 2003 to 226% in fiscal year 2004. This significant increase was principally due to the decrease in pre-tax income and the effects of foreign taxes and other permanent differences.

Geographic Segments. Learning Tree has education centers in six countries around the world, and has historically derived approximately half of its revenues from outside the United States. The change in revenues in fiscal year 2004 primarily reflects the net effect of changes in exchange rates, offset by a decline in the number of course participants in all Learning Tree locations compared to fiscal year 2003. Learning Tree’s operating subsidiaries in the United Kingdom, France, Sweden, Canada and Asia, reported a decline in revenues on a local currency basis. However, due to changes in exchange rates in fiscal year 2004 compared to fiscal year 2003, those locations reported an increase in revenues compared to fiscal year 2003 when their local currency revenues were translated into U.S. dollars.

The United States recorded revenues of approximately $70.4 million in fiscal year 2004 compared to revenues of $74.8 million in fiscal year 2003. Revenues from Europe were $69.2 million in fiscal year 2004 compared to $65.8 million in fiscal year 2003. Canada recorded revenues of $10.6 million in fiscal year 2004 compared to revenues of $10.3 million in fiscal year 2003, and Asia recorded revenues of $1.8 million in fiscal year 2004 compared to $1.7 million in fiscal year 2003. See Note 10 of “Notes to Consolidated Financial Statements.”

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth unaudited quarterly financial data for the eight fiscal quarters ended September 30, 2005. All quarters except the fourth quarter of the Company’s fiscal year ended September 30, 2005 have been restated as described more completely in Note 2 of “Notes to Consolidated Financial Statements.” Learning Tree believes that this information includes all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the “Notes to Consolidated Financial Statements” included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

The restatement of the seven quarters ended July 1, 2005 include restatements for: (i) income tax provisions including a $1.1 million adjustment in the third quarter of fiscal year 2005 reflecting the loss of a stock option benefit; (ii) expenses for increased depreciation and interest accretion expense under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”); (iii) correction of adjustments to lease expense not recorded in the proper period under SFAS No.13, Accounting for Leases (“SFAS 13”); and (iv) other accounting errors primarily relating to the corrections to accounting estimates and accruals originally recorded in the incorrect quarter. See Note 2 of “Notes to Consolidated Financial Statements.” Tables showing the restatement adjustments and amounts as adjusted by quarter follow:

Restatement Adjustments to Quarterly Results of Operations

Three Months Ended

(in thousands, except per share data)

	Fiscal Year 2004					Fiscal Year 2005
	Dec. 31, 2003	April 2, 2004	July 2, 2004	Oct. 1, 2004*	Total Fiscal 2004	Dec. 31, 2004	Apr. 1, 2005	July 1, 2005	Total
	(adjustments)	(adjustments)	(adjustments)	(adjustments)	(adjustments)	(adjustments)	(adjustments)	(adjustments)	(adjustments)
Revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cost of revenues	23	70	34	16	143	18	14	59	91

Gross profit	(23)	(70)	(34)	(16)	(143)	(18)	(14)	(59)	(91)
Operating expenses:
Course development	—	—	—	—	—	—	—	—	—
Sales and marketing	—	—	—	—	—	—	—	—	—
General and administrative	(11)	276	505	(489)	281	142	181	120	443

Total operating expenses	(11)	276	505	(489)	281	142	181	120	443

Income (loss) from operations	(12)	(346)	(539)	473	(424)	(160)	(195)	(179)	(534)
Other income (expense), net	—	—	—	—	—	—	(10)	(90)	(100)
Income (loss) before provision for income taxes	(12)	(346)	(539)	473	(424)	(160)	(205)	(269)	(634)
Provision (benefit) for income taxes	7,037	(6,989)	(1,023)	1,660	685	1,095	(1,190)	1,357	1,262

Net (loss) income	$(7,049)	$6,643	$484	$(1,187)	$(1,109)	$(1,255)	$985	$(1,626)	$(1,896)

Earnings (loss) per common share—basic	$(0.41)	$0.39	$0.03	$(0.07)	$(0.06)	$(0.08)	$0.06	$(0.10)	$(0.12)

Earnings (loss) per common share—diluted	$(0.41)	$0.39	$0.03	$(0.07)	$(0.06)	$(0.08)	$0.06	$(0.10)	$(0.12)

*	In the second quarter of fiscal 2004, the Company adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30 to the Friday nearest the end of September.

Restated Quarterly Results of Operations

Three Months Ended

(in thousands, except per share data)

	Fiscal Year 2004				Fiscal Year 2005
	Dec. 31, 2003	April 2, 2004	July 2, 2004	Oct. 1, 2004*	Dec. 31, 2004	Apr. 1, 2005	July 1, 2005	Sept. 30, 2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$39,867	$35,729	$39,139	$37,323	$39,762	$34,865	$40,474	$36,457
Cost of revenues	18,430	18,545	18,552	18,228	18,842	18,459	20,465	18,401

Gross profit	21,437	17,184	20,587	19,095	20,920	16,406	20,009	18,056
Operating expenses:
Course development	1,997	2,078	2,066	1,819	1,805	2,010	2,028	2,109
Sales and marketing	10,478	13,403	12,791	10,534	9,788	11,448	11,421	9,730
General and administrative	5,754	6,322	6,426	6,255	6,750	6,570	6,079	6,712

Total operating expenses	18,229	21,803	21,283	18,608	18,343	20,028	19,528	18,551

Income (loss) from operations	3,208	(4,619)	(696)	487	2,577	(3,622)	481	(495)
Other income (expense), net	488	1,014	260	287	475	649	548	591
Income (loss) before provision for income taxes	3,696	(3,605)	(436)	774	3,052	(2,973)	1,029	96
Provision (benefit) for income taxes	8,354	(8,147)	(986)	1,748	2,165	(2,112)	1,789	70

Net (loss) income	$(4,658)	$4,542	$550	$(974)	$887	$(861)	$(760)	$26

Earnings (loss) per common share—basic	$(0.27)	$0.27	$0.03	$(0.06)	$0.05	$(0.05)	$(0.05)	$0.01

Earnings (loss) per common share diluted	$(0.27)	$0.27	$0.03	$(0.06)	$0.05	$(0.05)	$(0.05)	$0.01

AS A PERCENTAGE OF REVENUES:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	46	52	47	49	47	53	51	50

Gross profit	54	48	53	51	53	47	49	50
Operating expenses:
Course development	5	6	5	5	5	6	5	6
Sales and marketing	26	38	34	28	25	33	28	27
General and administrative	15	18	17	17	17	18	15	19

Total operating expenses	46	62	56	50	47	57	48	52

Income (loss) from operations	8	(14)	(3)	1	6	(10)	1	(2)
Other income (expense), net	1	3	1	1	1	2	1	2

Income (loss) before provision for income taxes	9	(11)	(2)	2	7	(8)	2	0
Provision (benefit) for income taxes	21	(23)	(3)	5	5	(6)	4	0

Net (loss) income	(12)%	12%	1%	(3)%	2%	(2)%	(2)%	0%

*	In the second quarter of fiscal 2004, the Company adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30 to the Friday nearest the end of September.

As part of the restatement, the Company corrected its historical presentation of cash and cash equivalents to exclude municipal auction rate securities, which are now classified as available for sale securities in the amounts of $5 million, $5 million, $5 million, $22.5 million, $22.5 million and $22.6 million in the consolidated balance sheets as of the quarter ended December 31, 2003, April 2, 2004, July 2, 2004, January 1, 2005, April 1, 2005, and July 1, 2005, respectively (not included herein). The Company’s tax provision (benefit) was determined on a quarterly basis for fiscal years 2004 and 2005, using the overall annual effective rate pursuant to APB No. 28, Interim Financial Reporting.

Historically, Learning Tree’s quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as: (i) the frequency of course events; (ii) the number of weeks during which courses can be conducted in a quarter; (iii) the timing, timely delivery, frequency and size of, and response to Learning Tree’s direct mail marketing and advertising campaigns; (iv) the timing of the introduction of new course titles; (v) the mix between course events held at customer sites and course events held in Learning Tree’s education centers and hotels due to differing gross profit margins; (vi) competitive forces within markets served by Learning Tree; (vii) Learning Tree’s ability to attract customers and meet their expectations; (viii) currency fluctuations and other risks inherent in international operations; (ix) natural disasters, external strikes, acts of war or terrorism and other external factors; and (x) general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results also occur as a result of differences in the timing of Learning Tree’s spending on the marketing of its courses. In addition, the timing of Learning Tree’s spending on the development of its courses and other areas may also result, to a lesser extent, in quarter-to-quarter fluctuations. See Exhibit 99.1.

LIQUIDITY AND CAPITAL RESOURCES

Learning Tree’s cash and cash equivalents and available for sale securities decreased to $75.3 million at September 30, 2005 from $83.9 million at October 1, 2004. This decrease primarily reflects repurchases of Learning Tree’s Common Stock amounting to $4.3 million and investments in course and office equipment and leasehold improvements totaling $6.3 million, offset by net cash provided by operations of $1.7 million.

During fiscal years 2005 and 2004, Learning Tree repurchased approximately 327,000 and 158,000 shares of its Common Stock on the open-market at a total cost of $4.3 million and $2.6 million, respectively. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

Cash provided by operating activities for fiscal years 2004 and 2005 was $1.7 million and $1.6 million, respectively. Net working capital at September 30, 2005 was $35.0 million.

During fiscal year 2005, Learning Tree invested $6.1 million in equipment and facilities compared to $5.6 million in fiscal year 2004. Although Learning Tree expects to continue to invest in additional equipment in fiscal year 2006, Learning Tree had no material change in its future purchase obligations for catalog printing services, capital commitments or debt. The aggregate purchase obligations as of September 30, 2005 under non-cancelable printing contracts amounted to $7.2 million and $4.5 million for fiscal years 2006 and 2007, respectively. The asset retirement obligations liability amounting to $3.7 million as of September 30, 2005 matures as follows (including accretion to estimated future value):

Year of Lease Expiration	Estimated ARO Liability
(in thousands)
2007	$198
2008	88
2010	113
2011	901
2016	59
2019	6,000

These amounts relate specifically to asset retirement obligations associated with leases which terminate in the identified years, to the most significant of which is the lease for the Company’s United Kingdom education center which terminates in fiscal year 2019.

In the future, Learning Tree may use cash for acquisitions or other strategic transactions. While Learning Tree has no current agreements in place or negotiations underway with respect to any acquisition or other strategic transaction, Learning Tree may, on occasion, evaluate acquisition or other strategic opportunities that appear to fit within its overall business strategy. Learning Tree believes its cash and cash equivalents and available-for-sale-securities and the cash provided by its operations will be sufficient to meet its cash requirements for the foreseeable future.

Learning Tree has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

The following table summarizes Learning Tree’s contractual cash commitments at September 30, 2005:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year (Fiscal 2006)	1-3 years (Fiscal 2007 and 2008)	3-5 years (Fiscal 2009 and 2010)	More than 5 years (Fiscal 2011 through 2020)
Operating leases (i)	$114,223	$15,589	$29,474	$23,724	$45,436
Employment contracts (ii)	520	520	—	—	—
Purchase commitments (iii)	11,716	7,227	4,489	—	—
Asset retirement obligations (iv)	7,359	—	286	113	6,960

Total	$133,818	$23,336	$34,249	$23,837	$52,396

(i)	Amounts exclude future minimum sublease rental income of $2.3 million due in the future under noncancelable subleases. See Note 5 of “Notes to Consolidated Financial Statements” for further details.
(ii)	Employment contracts reflect severance provisions of certain executive management employment contracts and other similar arrangements which may be payable in certain circumstances in the future. Some amounts reflect estimates as the actual cost of the severance is not defined in the contract.
(iii)	Represents estimated commitments at September 30, 2005 to purchase goods and services in the normal course of business to meet operational requirements, and primarily relate to contracts for the printing of direct mail catalogs. These obligations are expected to be paid in future periods as stated in the table, although the amounts are subject to change based on operating requirements and other factors.
(iv)	Represents estimated cash flows to satisfy contractual obligations to restore leased space to its original condition upon lease inception.

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

Critical Accounting Estimates

Revenue Recognition. Learning Tree offers its customers a multiple-course sales discount referred to as a Training Passport. A Training Passport allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in one of Learning Tree’s courses is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of a Training Passport, Learning Tree records the difference, if any, between the revenues previously recognized and the Training Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events that Training Passport holders have been attending. Each quarter the actual Training Passport attendance rate is reviewed, and if the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted.

Learning Tree believes it is appropriate to recognize revenues on this basis in order to most closely match revenue and related costs, as the substantial majority of its Passport holders do not attend the maximum number of course events permitted under their Training Passports. Learning Tree believes that the use of historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by the tens of thousands of Passport holders since the inception of the program in fiscal year 1993.

The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by Learning Tree. Although Learning Tree has seen no material changes in the historical rates as the number of course titles has changed, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue. If the estimates are wrong, Learning Tree would record the difference between the revenues previously recognized for that Training Passport and the Training Passport selling price upon expiration of that Training Passport. Thus, the timing of revenue recognition may be affected by an error in estimation, but the error would have no effect on the aggregate revenue recognized over the twelve-month life of each Training Passport.

Allowance for Doubtful Accounts Receivable. Trade accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Learning Tree uses estimates in determining the allowance for doubtful accounts receivable, based on its analysis of various factors, including Learning Tree’s historical collection experience, current trends, specific identification of invoices which are considered doubtful, and a percentage of Learning Tree’s past due accounts receivable. Although Learning Tree’s estimates for this reserve have in the past been reasonably accurate, these estimates could differ from actual collection experience and are subject to adjustment. Learning Tree’s trade accounts receivable are written-off when they are deemed uncollectible.

Operating Leases. Learning Tree leases education center and administrative office space under various operating lease agreements. Certain of these operating leases include space that is not used by Learning Tree and which is currently subleased. Learning Tree calculates and records a provision related to those subleases based on the difference between the present value of the net aggregate sublease rental income and the present value of the prime lease costs for the subleased space throughout the term of the subleases. Periodically, Learning Tree evaluates the nature and extent of each of the individual provisions and makes adjustments each quarter, as appropriate, as new information becomes available or subsequent developments occur.

In 1999, Learning Tree entered into a 20-year lease on a building in London to house its United Kingdom education center. This building had sufficient space for Learning Tree’s immediate classroom needs, plus additional space for potential future classroom expansion that Learning Tree has subleased. During fiscal year 2004, some of the Company’s subleases expired and, accordingly, during portions of fiscal years 2004 and 2005, these facilities had vacant space that the Company was not using. All such space was sublet during fiscal year 2005, at various points during the year. To account for the vacant space during the period of vacancy, the Company recorded the estimated fair value of its liability for rental costs amounting to $1.6 million that it would incur under the operating lease without economic benefit. The estimated fair value of the liability for the vacant space was initially determined based upon the remaining lease costs, based on the operating lease agreement, reduced by estimated future sublease rental income that could be reasonably obtained for the property based upon prevailing real estate market conditions. As the vacant space was sublet, the estimates were refined and adjusted to reflect the actual terms of the subleases negotiated with the subtenants. The computed long-term portion of such liabilities is recorded as deferred facilities rent in the accompanying consolidated financial statements with the short-term portion being recorded in other accrued liabilities. The amortization of the lease provision, amounting to $1.3 million in fiscal year 2005, was recorded as a reduction in rent expense. The liability of $910,000 at September 30, 2005 recorded by the Company reflects the Company’s best estimate based upon the information available.

Asset Retirement Obligations. Learning Tree has adopted SFAS 143, which requires Learning Tree to record a liability equal to the fair value of the estimated future cost to retire an asset. For Learning Tree, most asset retirement obligations (“ARO”) liabilities are associated with any leasehold improvements which, at the end of a lease, Learning Tree is obligated to remove in order to restore the facility back to a condition specified in the lease agreement. At the inception of such a lease, Learning Tree records the ARO as a liability and also records a leasehold improvement asset in an amount equal to the fair value of the liability. The capitalized leasehold improvement asset is then depreciated on a straight-line basis over the term of the lease. Any difference between the actual costs incurred for the eventual and the estimated liability previously recorded, will be recognized as a gain or loss in Learning Tree’s statement of operations at the termination of the lease.

The fair value of any such ARO liability is estimated in three steps: (1) the costs of leasehold restoration are estimated as if they were to be performed at the inception of the lease, (2) the cost is forecast into the future by applying an inflation rate in effect at the time of adoption together with a market-risk premium for a contractor’s risk for performing the work in the future, and (3) the present value of this future cost is computed by discounting it at Learning Tree’s credit worthiness interest rate (determined at the inception of the lease).

The ARO liability is subsequently increased annually by interest accretion throughout the term of the lease. In future periods Learning Tree may also make adjustments to the ARO liabilitiy as a result of the availability of new information, technology changes, changes in labor costs and other factors. The estimate of ARO liability is based on a number of assumptions requiring professional judgment. Learning Tree cannot predict what revisions to these assumptions will be required in future periods.

The ARO liability is based on a number of assumptions requiring professional judgment. These include estimates for: (1) expected future cash flows related to contractual obligations, primarily to restore leased space back to open floor layouts as required by the lease agreements; (2) the Company’s credit-adjusted risk free rate that considers the Company’s estimated credit rating as of the date of lease inception; (3) the market risk premium as determined by the Company based on the length of the individual leases; and (4) the relevant inflation factor in each impacted country. For the more significant AROs, the Company obtained third-party restoration estimates specific to those leases. Learning Tree cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, technology changes, the price of labor costs and other factors.

Critical Accounting Policies

Revenue Recognition. Learning Tree course events range from two to five days, with an average of approximately four days. As stated above, beginning with the second quarter of fiscal year 2004, Learning Tree adopted a 52- or 53-week fiscal year in order to better align its external financial reporting with the way Learning Tree operates its business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52- or 53-week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. Prior to the adoption of the 52- or 53- week method, it was Learning Tree’s policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events were recorded upon commencement of each course event, unless the difference between Learning Tree’s revenue recognition policy and recording revenues and related course costs on a straight-line basis was more than inconsequential.

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

Stock-Based Compensation. Learning Tree uses the intrinsic value method under APB Opinion No. 25 Accounting for Stock Issued to Employees in accounting for its stock option plans. The exercise price of all stock options granted under Learning Tree’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized during fiscal years 2004 and 2005 for stock options granted to employees.

Long-Lived Assets. The Company periodically reviews the carrying value of its long-lived assets, such as equipment, property and leasehold improvements, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Income Taxes. Learning Tree provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or all of the asset may not be realized through future taxable earnings or implementation of tax planning strategies.

Learning Tree operates as a holding company with operating subsidiaries in several countries. Each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Since taxes are incurred at the subsidiary level, and tax rates vary from country to country and one subsidiary’s tax losses cannot offset the taxable income of subsidiaries in other tax jurisdictions, Learning Tree’s consolidated effective tax rate may vary. See Note 4 of “Notes to Consolidated Financial Statements.”

In the normal course of business, Learning Tree is subject to audits by Federal, state and foreign tax authorities, and these authorities may challenge the amount of taxes due. While Learning Tree believes its tax positions comply with applicable tax law, Learning Tree evaluates exposures associated with various tax filing positions and records reserves for uncertain tax positions. Learning Tree believes these reserves are adequate. Learning Tree’s effective tax rate in a given period could be impacted if Learning Tree determines the reserves are not required, or if the Company was required to pay amounts in excess of established reserves.

OUTLOOK

Throughout this document, there have been various forward-looking statements. However, all of the statements in this section are forward-looking and are subject to various risks and uncertainties, including those detailed from time to time in Learning Tree’s filings with the Securities and Exchange Commission and in Exhibit 99.1. Since economic and market conditions may change at any time, Learning Tree’s future revenues, plans and expenditures will vary from the observations below, and these differences may be material.

Recent Trends. Learning Tree has recently experienced increased demand for its management courses, and believes these results validate previous Learning Tree statements about the market need for training in project management, personal effectiveness and other key business skills. This experience strengthens Learning Tree’s resolve to further develop and grow its management curricula. New and innovative course titles such as “Managing Information Overload”, “Managing with Metrics” and “Power Excel” address Learning Tree customers’ expressed need for management training with real-world application and focus. Learning Tree intends to develop more new titles like these, which help attendees directly improve their performance in their jobs. In the fourth quarter of fiscal year 2005, Learning Tree offered 32 titles in its management curriculum representing 23% of its entire course library, compared to 29 titles, which represented 20% in the fourth quarter of fiscal year 2004.

As it has for the past 31 years, Learning Tree continues to emphasize excellence in educating and training IT professionals and managers from government and commercial customers around the world. As Learning Tree continues to grow, adapt and evolve its course library based on customer needs, it also maintains focus on advancing the state of the art in the training industry and providing the highest quality training available.

Learning Tree continues its tradition of excellence today by improving its core strengths: its expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. During the fourth quarter of fiscal year 2005, Learning Tree maintained its record high levels in course participants’ evaluations of the quality of its instructors and courses.

Effect of Exchange Rates. Approximately half of Learning Tree’s business is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates of December 15, 2005 remain stable through the remainder of fiscal year 2006, Learning Tree’s revenues would have an unfavorable affect of approximately 3% in the first quarter and approximately 2% for the full fiscal year compared to the corresponding periods in fiscal year 2005. Conversely, Learning Tree’s expenses would be favorably affected by similar percentages in these periods.

First Quarter 2006 Revenues. A number of factors may influence Learning Tree’s revenues in its first fiscal quarter ending December 30, 2005.

First, at September 30, 2005, Learning Tree’s backlog of $35.4 million was about 6% higher than it had been on October 1, 2004. This September 30, 2005 backlog was not impacted by changes in foreign exchange rates. Eight weeks later, at November 25, 2005, Learning Tree’s overall backlog of $32.4 million was 5% higher than at November 24, 2004. And, at November 25, 2005, the sum of Learning Tree’s revenues for October and November courses plus its backlog for December courses was 1% lower than it had been at November 24, 2004. These November 25, 2005 backlogs each included a 5% unfavorable effect from changes in foreign exchange rates.

Second, deferred revenues, which principally consist of the remaining value of prepaid Learning Tree Passports and Vouchers, decreased from $45.4 million at July 1, 2005 to $45.0 million at September 30, 2005. However, almost all of this decrease is the result of changes in foreign exchange rates rather than any material changes in the sales or usage rates of Passports and Vouchers.

Learning Tree believes that its revenues in the first quarter of fiscal year 2006 will be approximately $39.4 million to $39.9 million, or essentially the same as in the prior year period.

First Quarter Gross Profit. Learning Tree expects its gross profit percentage in the first quarter of fiscal year 2006 to be between 52.0% and 52.5%.

First Quarter Operating Expenses. Learning Tree expects overall operating expenses for the first quarter of fiscal year 2006 to be approximately $18.3 million, about the same as in the same quarter a year earlier. Learning Tree anticipates that first quarter operating expenses will reflect reduced general and administrative costs and reduced marketing costs compared to the same period a year earlier, offset by an expected increase in product development costs and costs associated with recognition of expenses related to the Learning Tree stock option program in accordance with its implementation of SFAS 123R.

The expected decrease in general and administrative costs primarily relates to the cessation of costs related to subleasing space in Learning Tree’s United Kingdom Education Center.

The anticipated increases in product development spending relate to the development of an increased number of course titles in the first quarter of fiscal year 2006 compared to the same quarter of the prior year.

Fiscal year 2006 is the first year in which Learning Tree is required to deduct the expenses of its employee stock option program, in accordance with SFAS 123R. During the first quarter of fiscal year 2006 Learning Tree expects that its expenses related to stock options will be approximately the same as the quarterly pro-forma expenses it reported for fiscal year 2005.

First Quarter Operating Income. Based on the above forecasts, Learning Tree expects operating income for the first quarter of fiscal year 2006 to be approximately $2.1 million to $2.8 million.

First Quarter Interest Income. Learning Tree’s interest income reflects changes in interest rates, as well as changes in cash and available for sale securities balances. Learning Tree expects first quarter interest income to be approximately the same as it was in the fourth quarter of fiscal year 2005, or approximately $750,000.

First Quarter Net Income. Based on the above, Learning Tree expects net income for the first quarter of fiscal year 2006 to be approximately $1.7 million to $2.4 million.

Fiscal Year 2006 Tax Rate. Presently, Learning Tree estimates that its effective tax rate in fiscal year 2006 will range between 36% and 39%.

Future Outlook. Over the last 31 years, Learning Tree has built a strong position as the world’s leading, vendor-independent provider of training for managers and technology professionals. Learning Tree’s instructors, its content, its classrooms and its delivery continue to raise the standards for quality and effectiveness in the industry. The goal of Learning Tree’s quality processes and training methods is that each and every individual Learning Tree trains, acquires the skills and knowledge needed to succeed in his or her job. Learning Tree remains committed to the proposition that the long-term success of its customers depends in part on their investment in technology and in the training of their personnel to leverage that investment. Learning Tree looks forward to continuing to help its customers maximize the productivity and the effectiveness of their people.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Learning Tree is exposed to market risk from changes in interest rates and foreign currency exchange rates. For purposes of specific risk analysis, Learning Tree uses sensitivity analysis to determine the effects that market risk exposures may have.

Interest Rate Risk. Learning Tree’s cash equivalents and available for sale securities are diversified and consist primarily of investment grade securities of high-quality financial institutions and corporations. The fair value of Learning Tree’s portfolio of marketable securities would not be significantly impacted by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. Learning Tree does not hold or issue derivative financial instruments.

Foreign Currency Risk. Learning Tree’s consolidated financial statements are prepared in U.S. dollars, while the operations of its foreign subsidiaries are conducted in their respective local currencies. Consequently, changes in exchange rates can result in exchange gains or losses. To perform the sensitivity analysis, Learning Tree assesses the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. As of September 30, 2005, the result of a uniform 10% change in the values of foreign currency exchange rates against the U.S. dollar for intercompany exposures with all other variables held constant, would be immaterial to Learning Tree’s results of operations. To date, Learning Tree has not sought to hedge the risks associated with fluctuations in exchange rates. In the future, Learning Tree may undertake such transactions; however, any hedging techniques implemented by Learning Tree might not be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Learning Tree International, Inc.

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of September 30, 2005 and October 1, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Learning Tree International, Inc. and subsidiaries as of September 30, 2005 and October 1, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of October 1, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended October 1, 2004 and September 30, 2003 have been restated.

As discussed in Note 3 to the consolidated financial statements, in fiscal year 2003 the Company changed its method of accounting for asset retirement obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Learning Tree International, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 9, 2006 expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

McLean, Virginia

January 9, 2006

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 1, 2004	September 30, 2005
	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$70,913	$56,736
Available for sale securities	13,000	18,555
Trade accounts receivable, less allowances of $402 and $350, respectively	12,902	15,568
Prepaid marketing expenses	814	542
Income tax receivable	2,089	682
Deferred income taxes	267	281
Prepaid expenses and other	4,418	6,573

Total current assets	104,403	98,937
Equipment, property and leasehold improvements:
Education and office equipment	44,641	45,172
Transportation equipment	164	205
Property and leasehold improvements	24,969	26,356

	69,774	71,733
Less: accumulated depreciation and amortization	(47,664)	(50,050)

	22,110	21,683
Long-term interest-bearing investments	8,929	8,772
Deferred income taxes	1,543	1,038
Other assets	1,059	1,548

Total assets	$138,044	$131,978

Liabilities
Current Liabilities:
Trade accounts payable	$12,570	$11,913
Deferred revenues	46,847	44,956
Accrued payroll, benefits and related taxes	2,794	2,817
Other accrued liabilities	2,769	3,318
Income taxes payable	166	1,016

Total current liabilities	65,146	64,020
Asset retirement obligations	2,872	3,670
Deferred income taxes	928	788
Deferred facilities rent	2,923	2,491

Total liabilities	71,869	70,969

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $.0001 par value; 75,000,000 shares authorized; 16,989,000 and 16,662,000 shares issued and outstanding, respectively	2	2
Additional paid-in capital	9	7
Accumulated other comprehensive income	638	488
Retained earnings	65,526	60,512

Total stockholders’ equity	66,175	61,009

Total liabilities and stockholders’ equity	$138,044	$131,978

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
	(Restated)	(Restated)
Revenues	$152,607	$152,058	$151,558
Cost of revenues	72,803	73,755	76,167

Gross profit	79,804	78,303	75,391

Operating expenses:
Course development	7,897	7,960	7,952
Sales and marketing	43,781	47,206	42,387
General and administrative	22,791	24,757	26,111

	74,469	79,923	76,450

Income (loss) from operations	5,335	(1,620)	(1,059)

Other income (expense), net:
Interest income	1,934	1,444	2,517
Foreign exchange gains (losses)	346	335	(242)
Other	35	270	(12)

	2,315	2,049	2,263

Income before provision for income taxes and cumulative effect of change in accounting principle	7,650	429	1,204
Provision for income taxes	2,663	969	1,912

Income (loss) before cumulative effect of change in accounting principle	4,987	(540)	(708)

Cumulative effect of change in accounting principle, net of income tax of $127	(769)	—	—

Net income (loss)	$4,218	$(540)	$(708)

Earnings (loss) per common share before cumulative effect of change in accounting principle—basic	$0.28	$(0.03)	$(0.04)
Cumulative effect of change in accounting principle, net of tax	(0.04)	—	—

Earnings (loss) per common share—basic	$0.24	$(0.03)	$(0.04)

Earnings (loss) per common share before cumulative effect of change in accounting principle—diluted	$0.28	$(0.03)	$(0.04)
Cumulative effect of change in accounting principle, net of tax	(0.04)	—	—

Earnings (loss) per common share—diluted	$0.24	$(0.03)	$(0.04)

Weighted average shares outstanding—basic	17,394	17,039	16,865

Weighted average shares outstanding—diluted	17,449	17,039	16,865

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance, September 30, 2002 as previously reported	18,127	$2		$—	$(2,887)	$79,615	$76,730
Aggregate impact of restatement adjustments (Note 2)	—	—		—	53	(328)	(275)

Balance, September 30, 2002 (Restated)	18,127	2		—	(2,834)	79,287	76,455
Comprehensive income:
Net income (Restated)	—	—		—	—	4,218	4,218
Foreign currency translation	—	—		—	2,384	—	2,384

Comprehensive income							6,602
Stock options issued for services	—	—		23	—	—	23
Stock repurchases	(1,159)	—		(1,632)	—	(15,334)	(16,966)
Stock option exercises	140	—		1,485	—	—	1,485
Tax benefit related to stock option exercises	—	—		133	—	—	133

Balance, September 30, 2003 (Restated)	17,108	2		9	(450)	68,171	67,732
Comprehensive income:
Net loss (Restated)	—	—		—	—	(540)	(540)
Foreign currency translation	—	—		—	1,088	—	1,088

Comprehensive income							548
Stock options issued for services	—	—		8	—	—	8
Stock repurchases	(158)	—		(477)	—	(2,105)	(2,582)
Stock option exercises	39	—		445	—	—	445
Tax benefit related to stock option exercises	—	—		24	—	—	24

Balance, October 1, 2004 (Restated)	16,989	2		9	638	65,526	66,175
Comprehensive loss:
Net loss	—	—		—	—	(708)	(708)
Foreign currency translation	—	—		—	(150)	—	(150)

Comprehensive loss							(858)
Stock options issued for services	—	—		6	—	—	6
Stock repurchases	(327)	—		(8)	—	(4,306)	(4,314)

Balance, September 30, 2005	16,662	$2		$7	$488	$60,512	$61,009

	(a )	(b	)	(c )	(d )	(e )	(f )

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
	(Restated)	(Restated)
Cash flows—operating activities:
Net income (loss)	$4,218	$(540)	$(708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,486	6,264	7,046
Deferred income taxes	386	307	351
Provision for doubtful accounts	190	36	57
Accretion on asset retirement obligations	166	196	225
Gain on disposals of equipment and leasehold improvements and liquidation of investment in Collegis, Inc	(17)	(173)	(19)
Unrealized foreign exchange (gain) losses	(826)	(542)	13
UK subleasing activities	—	1,601	(482)
Deferred facilities rent charges	(293)	(545)	(381)
Change in operating assets and liabilities:
Trade accounts receivable	375	(726)	(2,787)
Prepaid marketing expenses	1,261	120	265
Prepaid expenses and other assets	(907)	2,853	(2,277)
Income taxes	1,582	(1,147)	2,259
Trade accounts payable	(878)	(400)	(541)
Deferred revenues	(8,611)	(4,906)	(1,840)
Other accrued liabilities	(377)	(826)	546

Net cash provided by operating activities	4,755	1,572	1,727

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(3,618)	(5,556)	(6,315)
Purchases of available for sales securities	—	(13,000)	(12,050)
Sales of available for sale securities	—	—	6,495
Retirements and sales of equipment and leasehold improvements	278	3	112
Liquidation of investment in Collegis, Inc.	—	1,203	—

Net cash used in investing activities	(3,340)	(17,350)	(11,758)

Cash flows—financing activities:
Repurchases of common stock	(16,966)	(2,582)	(4,314)
Proceeds from exercise of stock options	1,485	445	—

Net cash used in financing activities	(15,481)	(2,137)	(4,314)

Effects of exchange rates on cash	3,880	2,117	168

Net decrease in cash and cash equivalents	(10,186)	(15,798)	(14,177)
Cash and cash equivalents at the beginning of the fiscal year	96,897	86,711	70,913

Cash and cash equivalents at the end of the fiscal year	$86,711	$70,913	$56,736

Supplemental disclosures:
Income taxes paid	$3,022	$1,774	$676

Interest paid	$2	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Nature of the Business

Learning Tree International, Inc. and subsidiaries (the “Company”) develop market and deliver a broad proprietary library of instructor-led classroom courses which are designed to meet the training needs of managers and information technology (“IT”) professionals worldwide. These courses are delivered primarily at the Company’s leased education centers located in the United States, United Kingdom, Canada, France, Sweden and Japan. Such course events are also conducted in hotel and conference facilities, and at customer sites throughout the world. The Company provides courses that are regularly presented worldwide and cover such topics as web development, operating systems, programming languages, databases, computer networks, computer and network security, wireless technologies, open source applications, project management, leadership and professional development, and key business skills.

In the second quarter of fiscal year 2004, the Company adopted a 52- or 53-week fiscal year, by changing its year-end date from September 30th to the Friday nearest the end of September. Thus, these consolidated financial statements report the Company’s consolidated financial position as of October 1, 2004 and September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005.

b. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Learning Tree International, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Minority interests in certain subsidiaries are not significant. Following is a summary of the subsidiaries of the Company:

Learning Tree International USA, Inc. (U.S.)

Technology For Business & Industry, Inc. (U.S.)

Learning Tree International, K.K. (Japan)

Learning Tree International Ltd. (United Kingdom)

Learning Tree Limited (United Kingdom)

Learning Tree International S.A. (France)

Learning Tree International AB (Sweden)

Learning Tree Publishing AB (Sweden)

Learning Tree International Inc. (Canada)

Learning Tree International Ltd. (Hong Kong)

Advanced Technology Marketing, Inc. (U.S.)

System for Business and Industry, Inc. (U.S.)

c. Revenue Recognition and Accounts Receivable

The Company’s revenues are received from business entities and government agencies for the professional training of their employees. Course events range in length from two to five days, and average approximately four days in length. As stated above, beginning with the second quarter of fiscal year 2004, the Company adopted a 52- or 53-week fiscal year. This method was adopted in order to better align the Company’s external financial reporting with the way the Company operates its business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52- or 53-week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

takes place. Prior to the adoption of the 52- or 53- week method, it was the Company’s policy to recognize revenues and the related direct costs of course events as courses were delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events were recorded upon commencement of each course event, unless the difference between the Company’s revenue recognition policy and recording revenues and related course costs on a straight-line basis was more than inconsequential.

The Company offers its customers a multiple-course sales discount referred to as a “Training Passport.” A Training Passport allows an individual passport holder to attend up to a specified number of the Company’s courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in one of the Company’s courses is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses passport holders will actually attend. Upon expiration of a Training Passport, the Company records the difference, if any, between the revenues previously recognized and the Training Passport selling price. The estimated attendance rate is based upon the historical experience of the average actual number of course events that Training Passport holders have attended. The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate utilized by the Company. If the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted. The Company believes it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs, as the substantial majority of its Passport holders do not attend the maximum number of course events permitted under their Training Passport. The Company believes that the use of historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by the tens of thousands of Passport holders since the inception of the program in fiscal year 1993. Although the Company has seen no material changes in the historical rates as the number of course titles has changed, it monitors such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

The Company also offers a multiple-course sales discount referred to as “Training Vouchers.” A customer who purchases Training Vouchers has the right to send a specified number of attendees to the Company’s courses over a one-year period for a fixed price. Revenue is recognized on a pro-rata basis for each attendance. If a Training Voucher expires unused, the Company records the selling price of the expired Training Voucher as revenue.

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

d. Stock-Based Compensation

The Company uses the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans, which are more fully described in Note 7. The exercise price of all stock options granted under the Company’s stock option plans was equal to their fair market value at the dates of the grants. Accordingly, no compensation cost was recognized for stock options granted to employees during fiscal years 2003, 2004 and 2005. Had compensation cost for the options granted been determined based upon the estimated fair value at the quoted market value of the Company’s Common Stock at the grant date

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

(calculated using the Black Scholes option-pricing model) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts below:

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
	(Restated)	(Restated)
Net income (loss), as reported	$4,218	$(540)	$(708)
Less: stock-based employee compensation cost, at estimated fair value, net of tax	(3,156)	(2,273)	(1,576)

Pro forma net income (loss)	$1,062	$(2,813)	$(2,284)

As reported:
Earnings (loss) per common share—basic	$0.24	$(0.03)	$(0.04)
Earnings (loss) per common share—diluted	$0.24	$(0.03)	$(0.04)
Pro forma:
Earnings (loss) per common share—basic	$0.06	$(0.17)	$(0.14)
Earnings (loss) per common share—diluted	$0.06	$(0.17)	$(0.14)

The preceding pro forma amounts have been calculated using the Black-Scholes option-pricing model to estimate the fair value of the options granted during the years ended September 30, 2003, October 1, 2004, and September 30, 2005 with the following assumptions (that have been restated from prior years see Note 2): risk-free interest rates of 2.5%, 3.2% and 3.8%, respectively; a dividend yield of zero; an expected life of 4 years; and expected volatility of 69%, 55% and 35%, respectively. Based upon these assumptions, the average fair value of the options granted during fiscal years 2003, 2004 and 2005 was $11.76, $7.08, and $4.24, respectively. Under the Black-Scholes Option pricing model, the value of options granted during 2003, 2004, and 2005 was $3,681, 1,597 and $1,817, respectively.

In January 2005, the Company’s Board of Directors approved the acceleration of vesting for all stock options that first vested on or before April 2002. This action affected unvested options to purchase an aggregate of 558,275 shares of Common Stock at exercise prices per share of between $20.92 and $27.65, all of which were scheduled to vest by April 2006. No other terms for such stock options were modified. The Board of Directors took this action to reduce administrative and financial and accounting issues associated with monitoring the vesting of options with exercise prices which were significantly above the Company’s current stock prices.

e. Course Development Costs

Course development costs are charged to operations in the period incurred.

f. Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $108, $178, and $173 in fiscal years 2003, 2004, and 2005, respectively.

g. Cash and Cash Equivalents, Available for Sale Securities, and Interest-bearing Investments

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cost approximates market value for the Company’s cash equivalents.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

The Company classifies certain of its investments in marketable securities as “available for sale” in accordance with the provisions of Statement SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company does not have any investments classified as “trading” or “held-to-maturity.” The Company’s policy is to invest cash with issuers that have high credit ratings and to limit the amount of credit exposure to any one issuer.

Available for sale securities consist only of municipal debt securities and are stated at cost, which approximates market value. These investments generally have no fixed maturity date but most have dividend-reset dates every twenty-eight days or longer. These investments can be liquidated under an auction process on the dividend-reset dates subject to a sufficient number of bids being submitted. The cost of securities sold is based on the specific identification method. Proceeds from sales of available-for-sale securities during fiscal years 2004 and 2005 were $0 and $6,495, respectively. There were no gains or losses on the sales of these securities. The Company earns interest income on these securities which is recorded as other income in the consolidated statements of operations.

Long-term interest-bearing investments consist of $8,800 (5,000 British Pounds) which has been pledged to secure the Company’s obligation under a lease for the education center facility located in the United Kingdom. The terms of the lease require the Company to pledge a cash deposit for the same amount as collateral for its lease obligations thereunder. The deposit is in the Company’s name and is in an interest bearing account with interest accruing to the Company and paid on an annual basis. This deposit is controlled by the Company’s representative and the landlord’s representative (both solicitors), who act jointly in the operation of the deposit account. The deposit will be released to the Company at the earliest of the end of the lease period or when certain financial ratios have been met. The investment is carried at market value, which approximates cost.

h. Prepaid Marketing Expenses

Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are charged to income in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for the fiscal years ended September 30, 2003, October 1, 2004 and September 30, 2005 were $30,674, $34,075 and $27,790, respectively.

i. Equipment, Property and Leasehold Improvements

Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Education and office equipment	3 to 7 years
Transportation equipment	4 years
Leasehold improvements	10 years or the life of the lease, if shorter, except for assets recorded under SFAS 143 which are amortized over the life of the lease
Property	30 years

Software amortization amounted to $247 in each of the fiscal years 2003, 2004 and 2005. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where the Company has determined it is contractually obligated to incur recurring repairs and maintenance costs

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

related to its leased facilities, a provision is provided for in the financial statements at the earlier of the expense being incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization and any resulting gain or loss is included in the statements of operations.

Effective as of October 1, 2002, the Company implemented SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), in which the fair value of a liability for an asset retirement obligation is recorded as an asset (leasehold improvements) and a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. See also Note 3 relating to asset retirement obligations, which includes additional information on the Company’s adoption of SFAS 143.

j. Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, such as equipment, property and leasehold improvements for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

k. Deferred Revenues

Deferred revenues primarily relate to unearned revenues associated with Training Passports, Training Vouchers and advance payments received from customers for course events to be held in the future.

l. Comprehensive Income

The Company calculated comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income.

m. Income Taxes

The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“SFAS 109”). Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or the entire asset may not be realized through future taxable earnings or implementation of tax planning strategies.

n. Foreign Currency

The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. The rates of exchange at each fiscal year end are used for translating the balance sheets and the average monthly rates of exchange for each year are used for the statements of operations. Gains or losses arising from the translation of the foreign subsidiaries’ financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

To date, the Company has not sought to hedge the risk associated with fluctuations in currency exchange rates, and therefore continues to be subject to such risk.

o. Facilities Leases

The Company leases education center and administrative office space under various operating lease agreements. Certain lease agreements include provisions that provide for cash incentives, graduated rent payments and other inducements. The Company recognizes rent expense on a straight-line basis over the related terms of such leases. The value of lease incentives and/or inducements, along with the excess of the rent expense recognized over the rentals paid, is recorded as deferred facilities rent in the accompanying consolidated financial statements.

Certain of these operating leases include space that had been sublet by the Company in fiscal year 2003 and prior years. During fiscal year 2004, some of the Company’s subleases expired and, accordingly, during portions of fiscal years 2004 and 2005, these facilities had vacant space that the Company was not using. All such space was sublet during fiscal year 2005, at various points during the year. To account for the vacant space during the period of vacancy, the Company recorded the estimated fair value of its liability, amounting to $1.6 million, for rental costs that it would incur under the operating lease without economic benefit. The estimated fair value of the liability for the vacant space was initially determined based upon the remaining lease costs, based on the operating lease agreement, reduced by estimated future sublease rental income that could be reasonably obtained for the property based upon prevailing real estate market conditions. As the vacant space was sublet, the estimates were refined and adjusted to reflect the actual terms of the subleases negotiated with the subtenants resulting in amortization totaling $1.3 million in fiscal year 2005. The computed long-term portion of such liabilities is recorded as deferred facilities rent in the accompanying consolidated financial statements with the short-term portion being recorded in other accrued liabilities. In fiscal year 2005, an additional provision amounting to $825,000 was recorded. The liability recorded by the Company totaling $910,000 at September 30, 2005 reflects the Company’s best estimate based upon the information available at the time. The Company adjusts the liability, as necessary, as new information becomes available or subsequent developments occur.

p. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, available for sale securities, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term nature of these instruments.

q. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

r. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No.123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related Interpretations. Generally, the approach to accounting in SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on the grant-date fair value of the award.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value provisions of APB 25 and, as such, generally recognized no compensation costs for employee stock options. Accordingly, the adoption of SFAS123R’s fair value method is expected to have a significant impact on the Company’s results of operations. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Learning Tree adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share disclosed previously in this note. SFAS123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.

In April 2005, the SEC adopted a new rule that amends the compliance date for SFAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Thus, Learning Tree adopted the standard as of October 1, 2005. SFAS 123R offers several alternatives for implementation. At this time, Learning Tree expects to use the modified prospective transition method. Learning Tree considered the implementation guidance for SFAS 123R issued by the SEC in Staff Accounting Bulletin No. 107 in the adoption of SFAS 123R.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which is a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005 and the Company plans to adopt SFAS 154 on October 1, 2006. The Company does not expect the adoption of SFAS 154 to have a significant impact on its financial statements.

In December 2004, the FASB also issued FSP No. 109-1, Accounting for Income Taxes, to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 provides that the new special tax deduction created in the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. This pronouncement did not have any effect on the Company’s tax provision.

s. Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the fiscal year 2005 presentation.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

2. RESTATEMENT

The Company has restated its consolidated balance sheet as of October 1, 2004 and its statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2003 and October 1, 2004 for the items discussed below. The restatement components have been grouped into the following categories:

a) Asset retirement obligations and lease accounting under SFAS 143; SFAS No.13, Accounting for Leases; SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets; FASB Technical Bulletin 85-3; and FASB Technical Bulletin 88-1;

b) Income tax accounting under SFAS 109;

c) Available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities; and

d) Other corrections to certain accounting estimates and accruals, and the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the results of operations in fiscal years 2003 and 2004.

The following tables set forth the net effect of the restatement only for the specific line item amounts that changed and as presented in the Company’s consolidated balance sheets and consolidated statements of operations.

	Reference	As Previously Reported	Adjustments	As Restated
Fiscal Year 2004
Consolidated Balance Sheet

Cash and cash equivalents	c)	$83,913	$(13,000)	$70,913
Available for sale securities	c)	—	13,000	13,000
Income tax receivable	b)	—	2,089	2,089
Deferred income taxes	b)	—	267	267
Prepaid expenses and other	b), d)	8,128	(3,710)	4,418
Total current assets		105,757	(1,354)	104,403
Education and office equipment	d)	44,707	(66)	44,641
Property and leasehold improvements	a)	22,964	2,005	24,969
Accumulated depreciation and amortization	a)	(47,024)	(640)	(47,664)
Deferred income taxes	b), d)	878	665	1,543
Total assets		137,434	610	138,044
Other accrued liabilities	d)	2,957	(188)	2,769
Income taxes payable	b), d)	286	(120)	166
Total current liabilities	a)	65,454	(308)	65,146
Asset retirement obligations	a)	—	2,872	2,872
Deferred income taxes	b)	550	378	928
Deferred facilities rent	d)	2,887	36	2,923
Total liabilities		68,891	2,978	71,869
Accumulated Other Comprehensive Income		626	12	638
Retained earnings		67,906	(2,380)	65,526
Total stockholders’ equity		68,543	(2,368)	66,175
Total liabilities and stockholders’ equity		137,434	610	138,044

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

	Reference		As Previously Reported	Adjustments	As Restated
Fiscal Year 2004

Consolidated Statement of Operations
Cost of revenues	d	)	$73,612	$143	$73,755
Gross profit			78,446	(143)	78,303
General and administrative	a	)	24,476	281	24,757
Income (loss) from operations			(1,196)	(424)	(1,620)
Income before provision for income taxes			853	(424)	429
Provision for income taxes	b	)	284	685	969
Net income (loss)			569	(1,109)	(540)

Fiscal Year 2003

Consolidated Statement of Operations
Revenues	d	)	$151,897	$710	$152,607
Cost of revenues	d	)	72,389	414	72,803
Gross profit			79,508	296	79,804
General and administrative	a	)	23,014	(223)	22,791
Income from operations			4,816	519	5,335
Income before provision for income taxes			7,131	519	7,650
Provision for income taxes	b	)	1,970	693	2,663
Income (loss) before cumulative effect of change in accounting principle			5,161	(174)	4,987
Cumulative effect of change in accounting principle, net of tax	a	)	—	(769)	(769)
Net income			5,161	(943)	4,218

The restatement and its effect on the consolidated financial statements are discussed below (all amounts are pre-tax unless otherwise noted):

a) Asset Retirement Obligations and Lease Accounting—The Company did not correctly adopt SFAS 143 in the year in which it became first effective (fiscal year 2003). Accordingly, asset retirement obligations for fiscal years 2003 and 2004 had not been recorded. The correcting adjustments contained herein reflect the cumulative effect of the adoption of SFAS 143 at October 1, 2002 and adjustments to the obligations required in fiscal years 2003 and 2004 as well as the amortization of the related leasehold improvement assets. In addition, the Company had incorrectly recorded lease and sublease-related expenses resulting from straight-lining of lease expense, the determination of lease inception dates and lease incentives.

b) Income Taxes—The Company understated its income tax provisions for fiscal years 2003 and 2004. Accordingly, the income tax provision for each reporting period was understated, primarily as a result of the following: (1) recorded state taxes were not annually reconciled to the applicable tax returns; (2) foreign taxes were not properly calculated in a number of countries; (3) tax exposures were not adequately determined; and (4) balance sheet income tax accounts were not appropriately analyzed. The appropriate income tax provision has been recorded in fiscal years 2003 and 2004. This adjustment also affected the related income tax accounts on the respective consolidated balance sheets. The Company determined in fiscal year 2005 that it had incorrectly classified income tax deposits, overpayments and tax refunds as prepaid income taxes. In the fiscal years 2003 and 2004

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

consolidated balances sheets, this reclassification has been recorded and any tax overpayments and tax refunds qualifying as a tax receivable have been presented as income taxes receivable.

c) Available for Sale Securities (Municipal Auction Rate Securities)—In fiscal year 2004, the Company classified certain of its short-term investments as cash and cash equivalents instead of available for sale securities. The proper classification has been made in the fiscal year 2004 consolidated balance sheet and statement of cash flows.

d) Other Corrections of Accounting Errors—The Company has made other corrections to various accounting estimates and accruals as well as recording adjustments and adding disclosures relating to prior years that are appropriate for the fair presentation of the Company’s financial statements.

The effects of this restatement on previously reported consolidated financial statements reduced retained earnings at October 1, 2004 by $2,380 and reduced stockholders’ equity at October 1, 2004 by $2,368. In fiscal years 2003 and 2004, these restatements decreased net income by $943 and $1,109, respectively, and decreased earnings per common share—basic and diluted by $0.06 in fiscal years 2003 and 2004. Beginning retained earnings in fiscal year 2003 were reduced by $328, primarily as a result of the a), b) and d) adjustments noted above. The cumulative effect of the change in accounting principle for the adoption of SFAS 143 in 2003 reduced earnings by $769 and earnings per common share-basic by $0.04 per share. See Note 3.

The effect of these restatement adjustments on the previously-reported fiscal year 2004 consolidated statement of cash flows was to decrease cash flows provided by operating activities by $95, and to decrease net cash used in investing activities by $13.

3. ASSET RETIREMENT OBLIGATIONS

The Company adopted SFAS 143 as of October 1, 2002, which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The Company did not reflect the effect of SFAS 143 in its financial statements for fiscal years 2003 and 2004 as originally filed. See Note 2.

The asset retirement obligation (“ARO”) liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service and whereby the Company has contractual commitments to remove leasehold improvements and to return the leased facility back to a specified condition when the lease terminates. For a facility lease, this is typically at the inception of the lease.

When the ARO liability is initially recorded, the Company increases the carrying amount of the related long-lived asset (leasehold improvements) by an amount equal to the calculated liability. The liability is subsequently accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset, which is the lease term. The ARO liability is recorded at fair value, and accretion expense (included in general and administrative expenses) is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO liability is measured using the expected future cash outflows related to the lease and calculated by using inflation rates in effect at the time of adoption and incorporating a market-risk premium, and discounted at the Company’s credit-adjusted risk-free interest rate at the time of adoption. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company’s earnings.

Each ARO liability is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, technology changes, the price of labor costs and other factors.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

The Company changed its accounting method for ARO in accordance with the provisions of SFAS 143 as of October 1, 2002. The adoption of SFAS 143 resulted in an increase in leasehold improvements of $1,994, an increase in accumulated depreciation of $398, and the establishment of ARO liability of $2,492. The cumulative effect of the change in accounting principle in fiscal year 2003, net of $127 of deferred taxes, was $769 (see Note 2).

The following table presents the activity for the asset retirement obligations, which primarily consist of classroom facilities at the Company’s education centers, as of September 30, 2005:

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
ARO balance, beginning of year	$2,492	$2,664	$2,872
Liabilities incurred	—	11	581
Accretion expense	166	196	225
Foreign currency translation	6	1	(8)

ARO balance, end of year	$2,664	$2,872	$3,670

4. INCOME TAXES

The Company files a consolidated U.S. Federal income tax return which includes substantially all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside.

Income before provision for income taxes consists of the following:

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
	(Restated)	(Restated)
Domestic	$5,665	$833	$(782)
Foreign	1,985	(404)	1,986

Total	$7,650	$429	$1,204

The provision for income taxes is comprised of the following:

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
	(Restated)	(Restated)
Current tax provision:
U.S. Federal	$1,053	$266	$580
State	268	63	27
Foreign	956	333	954

	2,277	662	1,561

Deferred tax provision:
U.S. Federal	435	352	90
State	109	35	18
Foreign	(158)	(80)	243

	386	307	351

Provision for income taxes	$2,663	$969	$1,912

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

The following is a reconciliation of the provision for income taxes computed by applying the U.S. Federal statutory rate to income before income before taxes and cumulative effect of change in accounting principle to the reported provision for income taxes:

	Fiscal Year Ended
	September 30, 2003	Effective Tax rate %	October 1, 2004	Effective Tax rate %	September 30, 2005	Effective Tax rate %
	(Restated)	(Restated)	(Restated)	(Restated)
Income taxes at the statutory rate	$2,601	34%	$146	34%	$409	34%
Permanent difference	(91)	(1)	252	59	(103)	(9)
Loss of stock option benefit	—	—	—	—	1,059	88
Effects of foreign taxes and tax credits	(146)	(2)	490	114	530	44
State income taxes	299	4	(111)	(26)	(90)	(7)
Valuation allowance	—	—	192	45	107	9

Total provision for income taxes	$2,663	35%	$969	226%	$1,912	159%

Permanent differences as presented above in the rate reconciliation of the provision for income taxes includes tax-exempt interest, the benefit of the extraterritorial income exclusions, and other non-tax deductible items. The loss of a stock option benefit in the amount of $1,059 is included in the fiscal year 2005 provisions. The expiration of the statute of limitations for the 2001 tax return which did not include the related deduction, resulted in the loss of the receivable from this tax benefit and, accordingly, has been recognized as a charge to income tax expense in fiscal year 2005.

In the normal course of business, Learning Tree is subject to audits by federal, state and foreign tax authorities, and these authorities may challenge the amount of taxes due. While Learning Tree believes its tax positions comply with applicable tax law, Learning Tree evaluates exposures associated with various tax filing positions and records reserves for uncertain tax positions. Learning Tree believes these reserves are adequate.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

Deferred income tax assets and liabilities consist of the following:

	October 1, 2004	September 30, 2005
	(Restated)
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$933	$812
Foreign tax credit carryforwards	250	250
State tax operating loss carryforwards	254	360
Accrued vacation	208	200
Other	94	80
Deferred tax liabilities:
Depreciation and amortization	(1,736)	(1,701)

Domestic net deferred tax assets	3	1
Foreign operations:
Deferred tax assets:
Depreciation and other	1,448	1,039
Net operating loss	62	—
Deferred tax liabilities:
Deferred revenue	(440)	(211)

Foreign net deferred tax assets	1,070	828

Domestic and foreign deferred tax assets	1,073	829
Valuation allowance	(191)	(298)

Net deferred tax assets	$882	$531

At September 30, 2005, the Company has foreign tax credit carryforwards of approximately $250, which expire, if unused, in the year 2014. The Company has net operating loss carryforwards for state income tax purposes of approximately $11,900, which expire, if unused, in various years through 2025. Based on the weight of available evidence, the Company does not believe that it is more likely than not that all of the deferred tax asset for the state net operating loss carryforwards will be realized. As a result, the deferred tax asset related to the state net operating loss carryforwards has been reduced by a valuation allowance. The net increase in the total valuation allowance was $191 and $107 for the fiscal years ended October 1, 2004 and September 30, 2005, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of September 30, 2005, because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, the Company would incur approximately $346 of foreign withholding taxes and foreign tax credits would become available under current law to eliminate the resulting U.S. income tax liability.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

5. COMMITMENTS AND CONTINGENCIES

a. Commitments

The Company leases its education centers and certain administrative facilities and certain equipment under various operating lease agreements which expire at various dates through 2015. The minimum future rental payments for all operating leases are as follows:

2006	$15,589
2007	15,409
2008	14,065
2009	11,880
2010	11,844
Thereafter	45,436

$114,223

The minimum future rental payments have not been reduced by future minimum sublease rentals of $11,900 due in the future under noncancelable subleases. For the years ended September 30, 2003, October 1, 2004, and September 30, 2005, rent expense net of sublease income was $12,244, $13,426 and $14,186, respectively. The sublease rental income for the years ended September 30, 2003, October 1, 2004 and September 30, 2005 was $2,316, $2,244 and $1,392, respectively. The agreements generally require the payment of property taxes, insurance and maintenance in addition to the minimum base rent.

The Company signed certain service agreements with terms of up to two years with a certain vendor to obtain favorable pricing and commercial terms for printing services that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified production runs of catalogs over the contractual periods. The contractual estimated minimums are: fiscal year 2006—$7,227 and fiscal year 2007—$4,489. Amounts paid under these agreements were $5,190, $6,132 and $5,908 during the fiscal years ended September 30, 2003, October 1, 2004, and September 30, 2005, respectively. To the extent that the Company does not purchase the contractual minimum amount of services, the Company must pay the vendor the shortfall. The Company expects to meet the contractual minimums through its normal course of business.

b. Contingencies

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

6. STOCKHOLDERS’ EQUITY

The Company repurchased approximately 1,159,000 shares at a total cost of approximately $16,966, 158,000 shares at a total cost of approximately $2,582, and approximately 327,000 shares at a total cost of approximately $4,314 during fiscal years 2003, 2004, and 2005, respectively.

7. EMPLOYEE STOCK OPTION PLANS

In March 1999, the Company and its stockholders adopted the Learning Tree International, Inc. 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan permits the grant of options to officers, employees and directors of

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

the Company. It provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options. In March 2002, the 1999 Plan was amended to increase the number of shares of Common Stock that may be issued under the plan from an aggregate of 1,500,000 shares to 3,964,000 shares.

The Company continues to have options exercisable and outstanding under its 1995 Stock Option Plan (the “1995 Plan”), which originally covered up to an aggregate of 2,250,000 shares of Common Stock on similar terms and conditions to the 1999 Plan. However, the Company no longer grants options under the 1995 Plan.

The exercise price of incentive stock options granted is greater than or equal to their fair market value at the date of grant, and the maximum term of all options does not exceed ten years. The vesting schedule and the period required for full exercisability of the stock options is at the discretion of the Board of Directors, but in no event can it be less than six months.

In fiscal years 2003, 2004 and 2005, options were granted to certain employees under the 1999 Plan. The exercise price of all options granted was equal to their fair market value at the dates of the grants and the terms of the options are generally five years. The options are generally subject to a four-year vesting schedule at 25% per year on each anniversary date. The vesting of certain options was accelerated in January 2005 (see Note 1). Following is a summary of the options granted under the plans:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2002	2,120,000	$23.36
Options granted	313,000	14.71
Exercised	(140,000)	10.61
Forfeited	(320,000)	15.59

Outstanding at September 30, 2003	1,973,000	24.15
Options granted	225,000	15.64
Exercised	(39,000)	11.24
Forfeited	(476,000)	20.38

Outstanding at October 1, 2004	1,683,000	24.38
Options granted	429,000	12.93
Exercised	—	—
Forfeited	(737,000)	29.15

Outstanding at September 30, 2005	1,375,000	18.24

Stock options exercisable at September 30, 2003 were 795,000 at a weighted average exercise price of $26.41. Stock options exercisable at October 1, 2004 were 1,090,000 at a weighted average exercise price of $27.79. As of September 30, 2005, the Company had 2,589,000 shares of Common Stock available for grant under the 1999 Plan. There are no other equity compensation plans of the Company.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

The following table summarizes stock options outstanding and exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$12.17 - 17.55	822,000	$14.24	3.6	212,000	$15.31
20.92 - 27.65	529,000	$23.27	0.9	529,000	$23.27
30.25 - 48.50	24,000	$44.50	0.3	24,000	$44.50

$12.17 - 48.50	1,375,000	$18.24	2.5	765,000	$21.72

8. EMPLOYEE BENEFIT PLANS

The Company has adopted a defined contribution plan for the benefit of its domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (the “Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute up to 15% of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. The Company makes contributions at a rate of 75% of elective contributions up to 4.5% of the compensation of such contributors. The Company contributed $695, $614, and $628 to the Plan for the fiscal years ended September 30, 2003, October 1, 2004 and September 30, 2005, respectively. The Company paid no administrative fees relating to the Plan in fiscal years 2003, 2004, and 2005.

The Company has adopted or participates in country-sponsored defined contribution plans for the benefit of its employees in all of its foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years ended September 30, 2003, October 1, 2004, and September 30, 2005, the cost to the Company of these plans was approximately $676, $707, and $760, respectively.

9. EARNINGS PER SHARE

Earnings (loss) per share—basic is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Earnings (loss) per share—diluted includes the dilutive effect, if any, of all outstanding options to purchase Common Stock outstanding during the period, using the treasury stock method. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the earnings (loss) per share—diluted calculations because of their anti-dilutive effect. For fiscal years 2003, 2004, and 2005, approximately 1,681,000, 1,498,000, and 967,000 stock options, respectively, were anti-dilutive and excluded from the earnings (loss) per share—diluted calculation due to the exercise prices being greater than the average fair market price. For fiscal years 2004 and 2005, approximately 26,000 and 4,000 shares of potentially dilutive options were not included because the operating losses for the year made their impact anti-dilutive.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
	(Restated)	(Restated)
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$4,987	$(540)	$(708)
Cumulative effect of change in accounting principle, net of income tax of $127	(769)	—	—

Net income (loss)	$4,218	$(540)	$(708)

Denominator:
Weighted-average shares outstanding—basic	17,394,000	17,039,000	16,865,000
Diluted effect of assumed conversion of stock options	55,000	—	—

Weighted-average shares outstanding—diluted	17,449,000	17,039,000	16,865,000

Earnings (Loss) Per Share:
Earnings (loss) per common share before cumulative effect of change in accounting principle—basic	$0.28	$(0.03)	$(0.04)
Cumulative effect of change in accounting principle, net of tax	(0.04)	—	—

Earnings (loss) per common share—basic	$0.24	$(0.03)	$(0.04)

Earnings (loss) per common share before cumulative effect of change in accounting principle—diluted	$0.28	$(0.03)	$(0.04)
Cumulative effect of change in accounting principle, net of tax	(0.04)	—	—

Earnings (loss) per common share—diluted	$0.24	$(0.03)	$(0.04)

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

10. OPERATING SEGMENT INFORMATION

The Company has only one operating segment, the design and delivery of training courses and related services. There were no sales to any individual customers that accounted for 10% or more of revenues in fiscal years 2003, 2004 or 2005.

The table below presents information by geographic location:

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
Revenues:
United States	$74,768	$70,404	$68,203
Canada	10,304	10,642	13,004
United Kingdom	39,514	43,159	43,336
Europe—other	26,330	26,025	24,680
Asia	1,691	1,828	2,335

Consolidated revenues	$152,607	$152,058	$151,558

Long-lived assets:
United States		$14,129	$14,088
Canada		1,118	1,153
United Kingdom		3,964	4,936
Europe—other		3,794	2,927
Asia		164	127

Consolidated long-lived assets		$23,169	$23,231

Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.

11. VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to the Company’s provision for doubtful accounts is summarized as follows:

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
Beginning balance	$908	$818	$402
Provision for doubtful accounts	190	36	57
Charges against allowance	(280)	(452)	(109)

Ending balance	$818	$402	$350

Activity with respect to the Company’s valuation allowance for deferred tax assets is summarized as follows:

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005
Beginning balance	$—	$—	$191
Allowance accruals	—	191	107
Charges against allowance	—	—	—

Ending balance	$—	$191	$298

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except share and per share data)

12. RELATED PARTY TRANSACTIONS

Since October 2005, the Chairman of the Company’s Board of Directors (“Chairman”) has been employed by the Company under an arrangement which provides for his services at an aggregate annual compensation of one U.S. dollar per year. The Chairman is expected to spend approximately 25% of his time on his duties, which include special projects and overseeing (with the concurrence of the Nominating and Governance Committee of the Company’s Board of Directors) a charitable budget for Learning Tree of $200. Prior to October 2005, the Chairman was employed on a full time basis as the Chief Executive Officer of the Company.

Since November 2003, the Vice Chairman of the Company’s Board of Directors (“Vice Chairman”) has been working under an employment agreement which provides for his part-time employment on an hourly basis which may be terminated by either party on three months written notice. Prior to that time, the Vice Chairman was employed on a full-time basis as the President of the Company.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Learning Tree maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Learning Tree reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Learning Tree’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was carried out under the supervision and with the participation of Learning Tree’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Learning Tree’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2005. Based on this evaluation, Learning Tree’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses set forth below, Learning Tree’s disclosure controls and procedures were ineffective as of September 30, 2005. A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of Learning Tree’s annual or interim financial statements would not be prevented or detected.

After management concluded that there were material weaknesses, Learning Tree performed additional analyses and other post-closing procedures to ensure that its consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles and presented fairly in all material respects its financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Learning Tree management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, Learning Tree management is required to assess the effectiveness of Learning Tree’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether Learning Tree’s internal control over financial reporting is effective.

Learning Tree’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Learning Tree’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of Learning Tree management, including the Chief Executive Officer and Chief Financial Officer, Learning Tree conducted a review, evaluation, and assessment of the effectiveness of its internal control over financial reporting as of September 30, 2005, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As part of its year-end reporting and the preparation of this Annual Report on Form 10-K for the fiscal year ended September 30, 2005, Learning Tree management concluded it was necessary to restate Learning Tree’s consolidated financial statements for its fiscal years ended September 30, 2001, September 30, 2002, September 30, 2003, and October 1, 2004, as well as the four quarters in the fiscal year ended October 1, 2004, and the first three quarters in fiscal year 2005.

Based on these review activities and the resulting restatement of previously reported results, Learning Tree management concluded that Learning Tree’s internal control over financial reporting was ineffective because of the following material weaknesses:

•	Finance and Accounting Staffing. Learning Tree determined that it had a material weakness in finance and accounting staffing, which is an important entity level control because, as of September 30, 2005 and for a significant period of time prior to that date, some Learning Tree finance and accounting staff lacked sufficient expertise to perform certain of the requisite processes necessary to maintain effective internal control over financial reporting. During its review of the internal control environment, management determined that certain of the processes to be performed during the quarterly and annual financial statement closing processes (for the restated periods) had been performed minimally or inadequately, which resulted in a further conclusion that additional financial and accounting staff was needed. Most notably, Learning Tree did not have sufficient expertise with regard to either its accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or for leases and leasehold improvements—most significantly the implementation of SFAS No. 143, Accounting for Asset Retirement Obligations, as well as certain other deficiencies described below.

As a result, management concluded that this material weakness had a material effect on Learning Tree’s overall internal control environment.

•	Financial Statement Close and Financial Reporting Processes. Learning Tree determined that it had insufficient process controls over the quarterly and annual function of closing its financial statements and reporting thereon. This deficiency was exacerbated by the finance and accounting staffing material weakness as noted above, and was manifested in control deficiencies in the processes of accounting for income taxes; leases and leasehold improvements; asset retirement obligations; stock options; municipal auction rate securities and various other accruals and liabilities in addition to disclosures related to the fair value of share-based payments and the related pro forma compensation expense required by SFAS 123 on stock options, share dilution in calculating earnings per share and related disclosures. Also, certain communications from and the financial reporting by the operating subsidiaries were insufficient.

In regard to this material weakness, Learning Tree was deficient in its performance of the processes noted above; typically either Learning Tree lacked staff with the requisite qualifications performing the processes, or the processes (including the subsequent review and approval functions) had been minimally or inadequately performed. The effect of these deficiencies on Learning Tree’s historical quarterly and annual net income was material. The most significant of these deficiencies related to the areas of accounting for income taxes, asset retirement obligations, and leases and leasehold improvements, which resulted in the majority of the material adjustments in Learning Tree’s restatement of its consolidated financial statements as noted above. See Note 2 to Learning Tree’s accompanying consolidated financial statements.

As noted above, Learning Tree corrected all errors discovered during its review processes and during its process of closing its financial records for fiscal year 2005, and restated results for its prior years and prior quarters accordingly in its Annual Report on Form 10-K for fiscal year 2005. Due to the pervasiveness and the magnitude of the errors in the areas noted above, management concluded that Learning Tree had a material weakness in its financial statement close and financial reporting processes.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 has been audited by Ernst & Young LLP, Learning Tree’s independent registered public accounting firm. Their report appears below.

Remediation of Material Weaknesses

Management is required to ensure that its finance and accounting personnel have the competence and training necessary for their assigned levels of responsibility, and that sufficient staff is present to effectively perform all processes necessary to maintaining a proper internal control environment. Management is also responsible for maintaining effective internal control processes over its financial statement close and financial reporting processes. Learning Tree has dedicated substantial resources to the review of its staffing levels and its internal control processes and procedures. As a result of that review and under the direction of its new CFO, both before and after September 30, 2005, Learning Tree believes it has taken the necessary steps to remediate its material weakness related to finance and accounting staffing by: (i) filling the previously vacant position of Chief Financial Officer; (ii) creating and filling the position of Sarbanes Oxley Section 404 Compliance Director; (iii) creating and filling the position of Financial Reporting Supervisor; (iv) creating and filling the position of Financial Planning and Analysis Supervisor; (v) creating the position of Tax Supervisor; and (vi) restructuring duties and responsibilities including a realignment of the reporting structure among the global finance and accounting staff to improve lines of communication and the nature, extent and oversight of internal controls.

Additionally, Learning Tree believes it has taken the necessary steps to remediate its material weakness related to the processes of financial statement close and financial reporting by: (i) revising and implementing new procedures to strengthen, in particular, the processes of accounting for income taxes, asset retirement obligations, and leases and leasehold improvements; (ii) revising and implementing new procedures governing oversight of and communication with finance and accounting personnel worldwide both on a weekly basis and as part of the financial statement close process; (iii) conducting a comprehensive five-year review of Learning Tree’s income tax accounting and the calculation of the income tax provisions, and correcting the income tax accounting as part of the aforementioned restatement of financial statements; (iv) conducting a comprehensive review of all Learning Tree operating leases to ensure the correct and complete accounting for asset retirement obligations, leases and leasehold improvements; and (v) restructuring and redefining the review process by the CFO and direct subordinates during the monthly, quarterly and annual financial statement close processes.

Changes in Internal Control Over Financial Reporting

In addition to the above items, during the course of its efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, Learning Tree has identified and remediated a number of other control deficiencies; however, none of these deficiencies materially affected or were considered reasonably likely to materially affect Learning Tree’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Learning Tree International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Learning Tree International, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of material weaknesses in internal controls in its staffing of the accounting and financial reporting function and its financial statement close and financial reporting processes, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Learning Tree International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of September 30, 2005:

Management determined that it lacked sufficient trained staffing in its finance and accounting functions. This inadequate level of skilled staffing resulted in certain accounting processes not being performed correctly or on a timely basis. Maintaining appropriate levels and competency of accounting personnel is an important entity-level control that is essential to maintaining the operating effectiveness of transaction and process level internal controls. This material weakness contributed to errors such as those relating to accounting for income taxes; leases and leasehold improvements and asset retirement obligations in reported financial statement amounts and disclosures.

Management also determined that it lacked sufficient processes and controls around its financial statement close and financial reporting processes. This inadequate level of processes and controls resulted in certain accounting processes not being performed correctly or on a timely basis. As a result of this material weakness, adjustments and additional disclosures were identified, including a restatement, which have been recorded and disclosed in the accompanying consolidated financial statements. The adjustments primarily resulted from errors in accounting for income taxes; leases and leasehold improvements; asset retirement obligations; stock options; municipal auction rate securities and various other accruals and liabilities in addition to disclosures related to the fair value of share-based payments and the related pro forma compensation expense required by SFAS 123 on stock options, share dilution in calculating earnings per share and related disclosures.

Learning Tree International, Inc. concluded that the material weaknesses resulted in errors which required restatement of the previously issued annual financial statements for the fiscal years 2001 through 2004, the four quarters for fiscal 2004 and the first three quarters of fiscal year 2005 should be restated. The restatement is discussed in detail in “Note 2 of the Notes to the Consolidated Financial Statements” set forth in Part II, Item 8, “Financial Statements and Supplementary Data.” These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2005 consolidated financial statements, and this report does not affect our report dated January 9, 2006 on those financial statements.

In our opinion, management’s assessment that Learning Tree International, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Learning Tree International, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

McLean, Virginia

January 9, 2006

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides biographical information regarding the directors and executive officers of Learning Tree as of September 30, 2005. All other information regarding directors and executive officers of Learning Tree required by this item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of Learning Tree’s definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders.

Name	Age	Title
David C. Collins(1)	64	Chairman of the Board of Directors
Eric R. Garen	58	Vice Chairman of the Board of Directors
Nicholas R. Schacht(1)	46	President and Chief Executive Officer
LeMoyne T. Zacherl	52	Chief Financial Officer
Mary C. Adams	50	Chief Administrative Officer and Secretary
Magnus Nylund	35	Chief Information Officer
W. Mathew Juechter(4)(7)	72	Director
Howard A. Bain III(3)	59	Director
Curtis A. Hessler(2)(5)(6)	61	Director
Wilford D. Godbold(5)(6)(7)	67	Director

(1)	Mr. Schacht succeeded Dr. Collins as Chief Executive Officer on October 1, 2005.
(2)	Chairman of the Compensation and Stock Option Committee.
(3)	Chairman of the Audit Committee.
(4)	Chairman of the Nominating and Governance Committee.
(5)	Member of the Nominating and Governance Committee.
(6)	Member of the Audit Committee.
(7)	Member of the Compensation and Stock Option Committee.

Dr. Collins, a co-founder of Learning Tree, has been Chairman of the Board since Learning Tree began operations in August, 1974. Until his retirement on October 1, 2005, Dr. Collins also served as the Chief Executive Officer of Learning Tree. Dr. Collins has a Bachelor of Science degree (with distinction) in Electrical Engineering from Stanford University, and Masters and Ph.D. degrees in Electrical Engineering from the University of Southern California.

Mr. Garen, a co-founder of Learning Tree, has served as Vice Chairman of Learning Tree’s Board of Directors since November 2003. From 1991 through November 2003, Mr. Garen served as President of Learning Tree, and prior to that as Executive Vice President of Learning Tree since 1974. Mr. Garen holds a Bachelor of Science degree in Electrical Engineering from the California Institute of Technology and a Masters degree in Computer Science from the University of Southern California, earning both degrees with honors.

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

Mr. Zacherl has been the Chief Financial Officer of Learning Tree since July 2005. Previously Mr. Zacherl was the Chief Financial Officer of SatoTravel, Inc., a subsidiary of Navigant International, Inc., beginning in 2002. Mr. Zacherl was the Vice President, Finance for SAVVIS Communications, Inc. from 1999 to 2001. Prior to SAVVIS, Mr. Zacherl held Senior Management financial positions with WorldSpace, Inc., Adelphia Communications, Inc., LoralOrion, Inc. and Feld Entertainment, Inc. His professional career began with serving twelve years in the Coopers & Lybrand Pittsburgh, PA and Washington, DC offices; Coopers & Lybrand was one of the two predecessor firms to PricewaterhouseCoopers LLP. Mr. Zacherl holds a B.S. degree in Accounting from Gannon University, Erie, PA. He passed the CPA exam in 1978.

Ms. Adams has served as Chief Administrative Officer of Learning Tree since October 2003 and is also Secretary of the corporation. She was Vice President, Administration and Investor Relations of Learning Tree from 1995 to 2003. She began her association with Learning Tree in September 1975 and has held a variety of key positions in Learning Tree. Ms. Adams is also the President of Advanced Technology Marketing, Inc., a wholly owned subsidiary of Learning Tree International.

Mr. Nylund has been the Chief Information Officer of Learning Tree since October 2005. His responsibilities include the development, maintenance, and integration of all Learning Tree information systems. He also heads Learning Tree’s Compliance Department. He was Learning Tree’s Vice President, Worldwide Information Systems from 2002 to 2005. Prior to his role as Vice President, Worldwide Information Systems, Mr. Nylund served as Director, Worldwide IS Operations. He joined Learning Tree in 1992 in Learning Tree’s Swedish Operating Unit. Mr. Nylund has a Diploma in Computer Science from the University of Gävle, Sweden.

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

Mr. Bain has served as a director of Learning Tree since June 2001. In addition to Learning Tree, he is also a director of PGP Corporation, a global leader in enterprise data security and encryption solutions, a private venture capital financed software company. He is an independent consultant in all aspects of corporate finance and has held Chief Financial Officer positions at Portal Software (NASDAQ: PRSF) from 2001 to 2004, Vicinity Corporation (NASDAQ: VCNT) in 2000, Informix (NASDAQ: IFMX) from 1999 to 2000, and Symantec Corporation (NASDAQ: SYMC) from 1991 to 1999. He has additional experience in various technology companies in the areas of semiconductor devices and manufacturing equipment; laser-based large screen projection systems; and computer disk drives. He has also been a consultant with Arthur Andersen LLP where he was a certified public accountant. Mr. Bain holds a B.S. in Business from California Polytechnic University. Mr. Bain currently qualifies as an independent director and certified financial expert under the Sarbanes-Oxley Act of 2002.

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

Audit Committee Financial Expert. Learning Tree’s Board of Directors has determined that Howard A. Bain III, Chairman of Learning Tree’s Audit Committee, is a financial expert because he has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by Learning Tree’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Bain acquired these attributes by means of having held various positions that provided relevant experience, as described above. Mr. Bain is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

The information regarding compensation of executive officers of Learning Tree required by this item is incorporated by reference to the section entitled “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” of Learning Tree’s definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding the security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of Learning Tree’s definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders.

The information required by Item 201(d) of Regulation S-K is provided under Item 5, Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled “Certain Transactions” of Learning Tree’s definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding certain principal accountant fees and services required by this item is incorporated by reference to the section entitled “Independent Auditors” of Learning Tree’s definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on the 11th day of January, 2006.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ DAVID C. COLLINS, PH.D.
Name:	David C. Collins, Ph.D.
Title:	Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. COLLINS, PH.D. David C. Collins, Ph.D.	Chairman of the Board	January 11, 2006

/s/ ERIC R. GAREN Eric R. Garen	Vice Chairman of the Board	January 11, 2006

/s/ NICHOLAS R. SCHACHT Nicholas R. Schacht	President and Chief Executive Officer	January 11, 2006

/s/ LEMOYNE T. ZACHERL LeMoyne T. Zacherl	Chief Financial Officer and Chief Accounting Officer	January 11, 2006

/s/ W. MATHEW JUECHTER W. Mathew Juechter	Director	January 11, 2006

/s/ HOWARD A. BAIN III Howard A. Bain III	Director	January 11, 2006

/s/ CURTIS A. HESSLER Curtis A. Hessler	Director	January 11, 2006

/s/ WILFORD D. GODBOLD Wilford D. Godbold	Director	January 11, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Registrant (i)

3.2	By-Laws of the Registrant(i)

4.1	Specimen of Common Stock Certificate(i)

10.1	Employment Agreement dated as of November 16, 2003, between Learning Tree International, Inc. and Eric R. Garen(ii)(v)

10.2	Employment Agreement dated as of February 1978, as amended, between Learning Tree International, Inc. and Mary C. Adams(i)(v)

10.3	Form of Training Advantage Agreement (i)

10.4	1995 Stock Option Plan dated as of September 29, 1995(i)(v)

10.5	Employment Agreement dated as of October 1, 2005, between Learning Tree International, Inc. and Nicholas R. Schacht(v)(viii)

10.6	1999 Stock Option Plan dated as of January 29, 1999(vii)(v)

10.7	Form of Officers and Directors Indemnification Agreement(iii)(v)

10.8	Employment Agreement dated July 20, 2005, between Learning Tree International, Inc. and LeMoyne T. Zacherl(iv)(v)

10.9	Learning Tree International, Ltd.—Facility lease agreement with Westinghouse Brake and Signal Holdings Limited.(iv)

10.10	Learning Tree International, Ltd.—Facility lease agreement with Bombardier Transportation UK Limited.(iv)

10.11	Learning Tree International, Inc.—Facility lease agreement with Metropolitan Life Insurance Company.(iv)

10.12	Learning Tree International USA, Inc.—Facility lease agreement with John Hancock Life Insurance Company (U.S.A.) a wholly owned subsidiary of Manulife Financial Corporation.(iv)

10.13	Learning Tree International AB—Facility lease agreement with Förvaltningsbolaget Marievik HB, a wholly owned subsidiary of AMF Pension.(iv)

10.14	Employment Agreement dated October 1, 2005, between Learning Tree International, Inc. and Magnus Nylund(v)(viii)

10.15	Learning Tree International, Ltd.—facility sublease agreement with Metronet Rail BCV Limited.(ix)

10.17	Written description of oral agreement between Dr. David C. Collins and Learning Tree International, Inc.(v) (filed herewith)

14.1	Learning Tree International Code of Business Conduct and Ethics (vi)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer and President (filed herewith)

99.1	Risk Factors (filed herewith)

(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1. File No. 33-97842.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2003.
(iii)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.
(iv)	Incorporated by reference to the Registrant’s Quarterly Report on form 10-Q for the quarter ended July 1, 2005.
(v)	Management compensatory arrangements required to be filed pursuant to Item 15(c).
(vi)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(vii)	Incorporated by reference to the Registrant’s Form DEF 14A File no. 000-27248.
(viii)	Incorporated by reference to the Registrant’s Form 8-K filed on October 3, 2005.
(ix)	Incorporated by reference to the Registrant’s Form 8-K filed on October 11, 2005.