Form 10-Q
period 2005-12-30
LEARNING TREE INTERNATIONAL INC
filed 2006-02-13
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

Commission File Number: 0-27248

Learning Tree International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 North Continental Boulevard, Suite 200, El Segundo, CA	90245
(Address of principal executive offices)	(Zip Code)

310-417-9700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

                        Large accelerated filer   ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    ☐  Yes     ☒  No

The number of shares of common stock, $.0001 par value, outstanding as of January 31, 2006 was 16,662,335.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended December 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2005	September 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$58,076	$56,736
Available for sale securities	19,300	18,555
Trade accounts receivable, net	13,853	15,568
Prepaid expenses and other current assets	6,823	7,115
Income tax receivable	626	682
Deferred income taxes	281	281

Total current assets	98,959	98,937

Equipment, property and leasehold improvements, net	20,385	20,682
Capitalized ERP software and other intangibles, net	938	1,001
Long-term interest-bearing investments	8,621	8,772
Other assets	2,809	2,586

Total Assets	$131,712	$131,978

LIABILITIES
Current Liabilities:
Trade accounts payable	$9,648	$11,913
Other accrued liabilities	5,238	6,135
Income taxes payable	1,095	1,016
Deferred revenues	44,163	44,956

Total current liabilities	60,144	64,020

Deferred facilities rent	3,481	2,491
Deferred income taxes	1,074	788
Asset retirement obligations	3,684	3,670

Total Liabilities	68,383	70,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 75,000,000 shares authorized; 16,662,335 issued and outstanding at December 30, 2005and September 30, 2005, respectively	2	2
Additional paid-in capital	7	7
Accumulated other comprehensive income	293	488
Retained earnings	63,026	60,512

Total stockholders’ equity	63,329	61,009

Total liabilities and stockholders’ equity	$131,712	$131,978

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share data)

	Three months ended
	December 30, 2005	December 31, 2004
		(restated)
REVENUES	$39,806	$39,762

COST OF REVENUES	18,954	18,842

GROSS PROFIT	20,852	20,920

OPERATING EXPENSES:
Course development	2,298	1,805
Sales and marketing	9,341	9,788
General and administrative	6,255	6,750

	17,894	18,343

INCOME FROM OPERATIONS	2,958	2,577

OTHER INCOME (EXPENSE)
Interest income	738	508
Other income (expense)	(26)	11
Foreign exchange losses	(53)	(44)

OTHER INCOME, NET	659	475

INCOME BEFORE INCOME TAXES	3,617	3,052
INCOME TAX PROVISION	1,374	2,165

NET INCOME	$2,243	$887

EARNINGS PER SHARE
Basic	$0.13	$0.05

Diluted	$0.13	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	16,662	16,982

Diluted	16,720	16,999

COMPREHENSIVE INCOME:
NET INCOME	$2,243	$887
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(195)	1,185

COMPREHENSIVE INCOME	$2,048	$2,072

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three months ended
	December 30, 2005	December 31, 2004
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,243	$887
Adjustments to reconcile net income to net cashprovided by (used in) operating activities:
Depreciation and amortization	1,729	1,713
Stock compensation expense	272	—
Tax benefit of stock options	68	—
Accretion on asset retirement obligations	61	54
Deferred income taxes	374	78
Gain (loss) on disposals of fixed assets	14	(4)
Unrealized foreign exchange gains (losses)	53	(219)
Provision for sublease	(442)	423
Changes in operating assets and liabilities:
Trade accounts receivable	1,547	123
Prepaid expenses and other assets	(167)	(1,344)
Income taxes	132	2,142
Trade accounts payable and other liabilities	(2,982)	(1,987)
Deferred facilities rent	1,432	(132)
Deferred revenues	(465)	(1,983)

Net cash provided by (used in) operating activities	3,869	(249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(1,800)	(11,000)
Sales of available for sale securities	1,055	1,470
Purchases of fixed assets	(1,526)	(1,940)
Sales of fixed assets	6	8

Net cash used in investing activities	(2,265)	(11,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to acquire common stock	—	(603)

Net cash provided by (used in) financing activities	—	(603)

Effect of exchange rate changes on cash and cash equivalents	(264)	1,689

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,340	(10,625)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,736	70,913

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,076	$60,288

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and its subsidiaries (“Learning Tree”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended September 30, 2005 included in Learning Tree’s Annual Report on Form 10-K.

Learning Tree uses the 52/53-week fiscal year method to better align its external financial reporting with the way Learning Tree operates its business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly Learning Tree’s financial position as of December 30, 2005 and its results of operations for the three months ended December 30, 2005 and December 31, 2004, and its cash flows for the three months ended December 30, 2005 and December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

Learning Tree restated its previously issued consolidated financial statements as of and for the years ended September 30, 2001 through October 1, 2004, for each of the quarterly periods in fiscal year 2004 and the first three quarters of fiscal year 2005. The restatements are discussed in detail in Learning Tree’s Annual Report on Form 10-K for the year ended September 30, 2005. The restatement for the three months ended December 31, 2004 included restatements for: (i) income tax accounting; (ii) expenses for increased depreciation and interest accretion expense; (iii) correction of adjustments to lease expense not recorded in the proper period; and (iv) other accounting errors primarily relating to the corrections to accounting estimates and accruals originally recorded in the incorrect quarter. As part of the restatement, Learning Tree corrected its historical presentation of cash and cash equivalents to exclude municipal auction rate securities, which are now classified as available for sale securities.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

A summary of the aggregate effects of these restatements on Learning Tree’s consolidated statements of operations is shown below:

	For the three months ended
	December 31, 2004
	As Reported	As Restated
Cost of revenues	$18,824	$18,842
Gross profit	$20,938	$20,920
General and administrative expenses	$6,608	$6,750
Income from operations	$2,737	$2,577
Income tax provision	$1,070	$2,165
Net income	$2,142	$887
Earnings per share basic and diluted	$0.13	$0.05

Learning Tree also restated the pro forma stock-based compensation table as set forth in Note 3 to reflect revised assumptions for expected life, expected volatility and risk-free interest rates, as well as to record forfeitures as they occur. These revisions resulted in a change in the deduction for stock-based employee compensation expense determined under the fair value based method, net of related tax effects from $247 to $316.

NOTE 3 – STOCK-BASED COMPENSATION

SFAS No. 123 (Revised 2004), Share Based Payment (“FAS 123R”), is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). FAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related Interpretations. Generally, the approach to accounting in FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on the grant-date fair value of the award. Learning Tree adopted FAS 123R as of October 1, 2005.

At December 30, 2005, Learning Tree has one share-based compensation plan, the 1999 Stock Option Plan (the “1999 Plan”), which was approved by its stockholders. The 1999 plan is administered by the Compensation and Stock Option Committee of Learning Tree’s Board of Directors. The 1999 Plan permits the grant of options to Learning Tree employees, officers, directors and non-employee instructors up to 3,964 shares of common stock. Option awards are granted with an exercise price equal to the market price of Learning Tree’s stock at the date of grant; those option awards generally vest over four years at 25% per year on each anniversary date and have five year contractual terms. However, the exercise price, vesting schedule and period required for full exercisability of the options is at the discretion of the Compensation and Stock Option Committee. Learning Tree recognizes compensation cost for these graded vesting awards on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period. Learning Tree has a policy of issuing new shares of common stock to satisfy share option exercises.

Prior to October 1, 2005, Learning Tree accounted for its stock option plans under the recognition and measurement provisions of APB 25, as permitted by FAS 123. Effective October 1, 2005, Learning Tree adopted the fair value recognition provisions of FAS 123R using the modified prospective transition

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

method. Under that transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes (a) compensation costs for all stock options granted prior to, but not yet vested as of, October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (b) compensation costs for all stock options granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. As prescribed under the modified prospective transition method, results for prior periods have not been restated for the adoption of FAS 123R.

As a result of adopting FAS 123R on October 1, 2005, Learning Tree’s income from operations and income before income taxes decreased $272 and net income decreased $204 for the three months ended December 30, 2005. Basic and diluted earnings per share for the three months ended December 30, 2005 decreased $0.01 per share as a result of the adoption of FAS 123R. Prior to October 1, 2005, Learning Tree presented all tax benefits of stock option exercises as financing cash flows; therefore, the implementation of FAS 123R did not affect cash flows.

The following table illustrates the effect on net income and earnings per share as if Learning Tree had applied the fair value recognition provisions of FAS 123 to options granted under Learning Tree’s stock option plan for the three months ended December 31, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

(restated)
Three months ended December 31, 2004
Net income, as reported	$887
Less: stock-based employee compensation expensedetermined under fair value based method, net of related tax	(316)

Net income, pro forma	$571

Earnings per share basic and diluted, as reported	$0.05

Earnings per share basic and diluted, pro forma	$0.03

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Learning Tree’s stock. Learning Tree uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. The risk-free interest rate assumption is an average of the three- and five-year U.S. Treasury rates at the date of the grant which most closely resembles Learning Tree’s four year expected life of the option.

Three months ended December 30, 2005
Expected volatility	34.3%
Expected dividends	—
Expected term (in years)	4
Risk-free rate	4.5%

A summary of option activity under the 1999 Plan as of December 30, 2005, and changes in the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	1,375	$18.24
Granted	100	$14.01
Exercised	—	n/a
Expired	(22)	$44.50
Forfeited	(26)	$17.57
Outstanding at December 30, 2005	1,427	$17.53	1.7 years	$6,709

Exercisable at December 30, 2005	727	$21.03	1.7 years	$5,960

The weighted average grant-date fair value of options granted during the three months ended December 30, 2005 was $4.73. There were no options granted during the three months ended December 31, 2004. There were no options exercised during the three months ended December 30, 2005 or December 31, 2004.

Stock-based compensation expense related to employee stock options of $272 was included in cost of revenues and operating expenses consistent with the respective employee salary costs during the three months ended December 30, 2005. There was no stock-based compensation expense related to employee stock options recognized during the three months ended December 31, 2004. As stock-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as required by FAS 123R. In Learning Tree’s pro forma information required under FAS 123 for the period prior to fiscal year 2006, Learning Tree accounted for its forfeitures as they occurred.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

The total income tax benefit recognized in the statement of operations for stock options was $68 for the three months ended December 30, 2005. There was no income tax benefit recognized during the three months ended December 31, 2004. As of December 30, 2005, there was $2,268 of total unrecognized compensation costs related to nonvested stock options granted under the 1999 Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the three months ended December 30, 2005 and December 31, 2004 was $312 and $520, respectively. No cash was received from option exercises during the three months ended December 30, 2005 or December 31, 2004.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

Learning Tree accounts for asset retirement obligation (“ARO”) liabilities in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). Learning Tree also considered the guidance in FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The following table presents the activity for the ARO liabilities, which are primarily related to the restoration of classroom facilities in Learning Tree’s education centers:

Quarter ended December 30, 2005
ARO balance, beginning of period	$3,670
Liabilities incurred	8
Accretion expense	61
Foreign currency translation	(55)

ARO balance, end of period	$3,684

NOTE 5 – STOCKHOLDERS’ EQUITY

Learning Tree did not purchase any shares of common stock during the three months ended December 30, 2005. During the three months ended December 31, 2004, Learning Tree purchased 46 shares of its common stock at a cost of $603. Upon purchases of its common stock, Learning Tree retires the shares. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

Approximately 982 and 1,541 stock options were excluded from the computations of diluted net earnings per share for the three months ended December 30, 2005 and December 31, 2004, respectively, as their exercise price was higher than Learning Tree’s average stock price. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	December 30, 2005	December 31, 2004
		(restated)
Numerator:
Net income	$2,243	$887

Denominator:
Weighted average shares outstanding
Basic	16,662	16,982
Effect of dilutive securities	58	17

Diluted	16,720	16,999

Net earnings per share basic and diluted	$0.13	$0.05

NOTE 7 – INCOME TAXES

The income tax provision used in the first quarter of fiscal year 2006 reflects a 38.0% effective annual tax rate, which approximates Learning Tree’s expected fiscal year 2006 full year effective tax rate, which takes into consideration all projected permanent differences. The income tax provision used in the first quarter of fiscal year 2005, as restated, reflects a 70.9% effective tax rate related mainly to the effects of foreign taxes and tax credits resulting from the taxes in a number of foreign countries. The decrease in the effective tax rate in the first quarter of fiscal year 2006 was principally due to the increase in the expected amount of pre-tax income for fiscal year 2006 compared to the prior year.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Learning Tree signed certain service agreements with terms of up to two years with a vendor to obtain favorable pricing and commercial terms for printing services that are necessary for the ongoing operation of its business. Under the terms of these agreements, Learning Tree has committed to contractually specified production runs of catalogs over the contractual periods. The contractual estimated

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

minimums are: fiscal year 2006 - $7,227 and fiscal year 2007 - $4,489. Amounts paid under these agreements were $5,190 in fiscal year 2004 and $6,132 in fiscal year 2005. To the extent that Learning Tree does not purchase the contractual minimum amount of services, Learning Tree must pay the vendor the shortfall. Learning Tree expects to meet the contractual minimums through its normal course of business.

Employment Agreements

Learning Tree has employment agreements with four key executive employees to provide for the continuity of management. These agreements provide for payments of as much as six months of base salary upon termination of employment in a manner that is believed to be consistent with comparable companies. Learning Tree does not believe it is presently probable that any of the executives will be terminated. Accordingly, no accrual for severance has been recorded. If information becomes known to Learning Tree at a later date which indicates severance of one or more of the covered executives is probable, accruals for severance will be required.

Guarantees

Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”) requires disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. Learning Tree International, Inc. occasionally provides guarantees for operating leases of its subsidiaries that could obligate it to make future payments if the primary entity fails to perform under its contractual obligations. The guaranteed leases have various expiration dates that extend through fiscal year 2012. The remaining maximum obligations under these leases as of December 30, 2005 totaled approximately $7.6 million. Learning Tree International, Inc. has no recourse as guarantor in case of default.

Contingencies

Currently, and from time to time, Learning Tree is involved in litigation incidental to the conduct of its business. As of December 30, 2005, Learning Tree is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended September 30, 2005. We use the terms “Learning Tree,” “we,” “our,” and “us” to refer to Learning Tree International, Inc. and its subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical statements, the matters addressed in the discussion which follows are forward-looking statements. Words such as “expect,” “plan,” “believe,” “anticipate,” and similar expressions are intended to identify these forward-looking statements. Please do not put undue reliance on these forward-looking statements, since they are based on our current expectations, estimates, forecasts and projections. Although we believe that our assumptions are reasonable, they are subject to risks and uncertainties that are difficult to predict and inevitably some will prove to be incorrect. As a result, actual future results may differ materially from those expressed or projected in the discussion that follows. We are not undertaking any obligation to update forward-looking statements.

RESTATEMENTS

As more fully described in Note 2 of the accompanying unaudited condensed consolidated condensed financial statements in Item 1 of this Quarterly Report on Form 10-Q, we restated certain of our previously issued consolidated financial statements, including those for the three months ended December 30, 2004. The restatement for the three months ended December 31, 2004 primarily relates to the correction of accounting for income taxes, leases and asset retirement obligations, and municipal auction rate securities. Except as otherwise specified, the following discussion and analysis of results of operations and financial condition are based upon such restated financial data.

The impact of these restatements for the three months ended December 31, 2004 was to reduce net income from $2.1 million to $0.9 million and to reduce earnings per share from $0.13 to $0.05. Our financial statements also reflect the presentation of auction rate securities as available for sale securities rather than as cash and cash equivalents. Accordingly, we have included the purchases and sales of these securities within the investing section of the statement of cash flows, resulting in increased cash flows used in investing activities for the three months ended December 31, 2004 of $9.6 million.

OVERVIEW

Learning Tree is a leading worldwide vendor-independent provider of training to information technology (“IT”) professionals and managers working in business and government organizations. Since our founding in 1974, we have set the highest standards of excellence in educating and training IT professionals and managers from government and commercial customers from around the world.

We offer a broad, proprietary library of intensive instructor-led courses from two to five days in length, comprising 145 different course titles representing over 3,500 hours of training. Our courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, wireless technologies, open source applications, project management, leadership and professional development. During fiscal year 2005, we expanded our management course offerings to 32 titles in order to meet demands for these courses from both our technical and non-technical customer managers. During the first quarter of our 2006 fiscal year, we released five new IT courses and retired one course. Our IT courses now comprise approximately 78% of our course library. We plan to continue to develop additional management course titles and increase our marketing budget for our management courses.

We use a well-defined, systematic approach in developing and updating our course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Our course development process also allows us to customize our curriculum for delivery at customer sites. Our IT courses are designed to provide participants an unbiased perspective of software and hardware products with the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Our management courses, while addressing core concepts and theory, focus heavily on providing skills, tools, and techniques participants can apply immediately upon returning to their jobs.

Learning Tree courses are highly interactive. They are translated into French, Swedish and Japanese. Based on their sophistication and quality, all of our courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted CPE provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, Learning Tree is on the National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

Learning Tree instructors are not full time employees; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms as independent consultants or full-time employees elsewhere when they are not teaching. On average, each expert instructor teaches about 11 courses per year on an “as needed” basis. This enables us to structure our business so the majority of course delivery costs are variable. However, the expenses associated with the 15 worldwide education centers we maintain for the presentation of our courses are largely fixed. We offer our proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden and Japan. Each of our subsidiaries is staffed by local nationals responsible for the sale and delivery of courses in that country. In addition to the delivery of our courses in our state-of-the-art education centers, our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at hotels, conference facilities and customer sites worldwide.

Learning Tree continues our tradition of excellence today by improving our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

As discussed in more detail throughout our MD&A, for the three months ended December 30, 2005:

•	Our revenues of $39.8 million were approximately equal to revenues from the same period last year;

•	Net income increased by $1.4 million from the restated results for the same quarter of our prior fiscal year,

•	Our cash flows from operations were positive and have we have no debt with financial institutions; and

•	The sum of cash and cash equivalents and available for sale securities increased $2.1 million to $77.4 million at December 30, 2005 from their balances last quarter.

RESULTS OF OPERATIONS

The following table summarizes Learning Tree’s consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended
	December 30, 2005	December 31, 2004
		(restated)
Revenues	100.0%	100.0%
Cost of revenues	47.6	47.4

Gross Profit	52.4	52.6
Operating expenses:
Course development	5.8	4.5
Sales and marketing	23.5	24.6
General and administrative	15.8	17.0

Total operating expenses	45.1	46.1

Income from operations	7.3	6.5
Other income, net	1.7	1.2

Income before income taxes	9.0	7.7
Income tax provision	3.4	5.5

Net income	5.6%	2.2%

THREE MONTHS ENDED DECEMBER 30, 2005 COMPARED WITH DECEMBER 31, 2004

Revenues. From quarter to quarter, Learning Tree’s revenues have historically fluctuated. The fluctuations may be caused by many factors, or combinations of factors, including: the frequency of course events; the timing, delivery and response to marketing campaigns; the timing of the introduction of new course titles; our ability to attract and retain customers; and currency fluctuations.

Revenues for our first quarter of fiscal 2006 were $39.8 million, approximately the same as revenues for the same quarter a year earlier. Our quarterly revenues in local currencies increase by approximately 3% compared to the same quarter of the prior year; however, this increase was offset by a 3% decrease from the effects of foreign exchange. During the quarter, we trained 24,028 course participants, a 10% increase from the 21,892 participants that were trained in the same quarter last year. During the three months ended December 30, 2005, average revenue per attendee was 9% lower than in the same period of the prior year. The decrease in average revenue per attendee was due primarily to an increase in the proportion of course events held at customer sites and an increase in the proportion of attendees at our management courses, both of which typically have lower average revenue per attendee than IT courses held in our own education centers.

Cost of Revenues. Cost of revenues mainly includes the costs of course instructors, course materials and classroom facilities. Cost of revenues was $19.0 million for our first quarter of fiscal 2006 as compared to $18.8 million from the same period of the prior year. Cost of revenues, as a percent of revenues, increased to 47.6% in the current quarter from 47.4% in the prior year comparable quarter. During the first quarter of fiscal year 2006, we presented 1,953 events, an increase of 12% over the 1,751 events presented during the same period of the prior year.

While average revenue per event decreased approximately 10% from the first quarter of 2005 to the first quarter of 2006, this was offset by an approximate 10% decrease in average cost per event. This offset kept our cost of revenues relatively constant as a percentage of revenues period over period. The decrease in average cost per event primarily reflects lower education center expenses resulting from the increased number of events that were held in the first quarter compared to the prior year, as the fixed component of the cost of revenues was spread over a larger number of events. Additionally, the instructor-related costs also decreased due to shorter courses being offered and a reduction in instructor related costs.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. All costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles that we retire in any period.

During our first quarter of fiscal year 2006, course development expenses were $2.3 million, a 27.3% increase over our course development expenses of $1.8 million in the same quarter of our prior year. This increase reflects development work on an increased number of courses compared to the same period in fiscal year 2005. As a percentage of revenues, course development expenses increased to 5.8% for the three months ended December 30, 2005 from 4.5% for the three months ended December 31, 2004. Our library of instructor-led courses numbered 145 titles at the end of the first quarter of fiscal year 2006 compared to 136 titles a year earlier. During the quarter we retired one course and introduced five new titles: SQL Server Programming: Hands-On Skills Upgrade; SQL Server Comprehensive Introduction; SQL Server Database Administration; SQL Server Sever-Side Programming; and Deploying Clusters on Windows Server 2003.

Sales and Marketing Expenses. Sales and marketing expenses include compensation costs and travel-related costs for sales and marketing personnel; the cost of designing, producing and distributing direct mail marketing and media advertisements; and the cost of information systems to support these activities. For our first quarter of fiscal year 2006, sales and marketing expenses were $9.3 million, a 4.6% decrease from sales and marketing expenses of $9.8 million during our first quarter of fiscal year 2005. As a percentage of revenues, sales and marketing expenses decreased to 23.5% during the quarter ended December 31, 2005 from 24.6% during the quarter ended December 30, 2004. The decrease was due primarily to a $0.7 million decrease in marketing costs, partially offset by an increase in sales expenses of $0.3 million due to increased sales staffing compared to the prior period. The decrease in marketing costs reflects a decrease in both the cost per catalog and the number of Learning Tree catalogs mailed during the first quarter of fiscal year 2006 compared to the same quarter of the prior year.

General and Administrative Expenses. General and administrative expenses were $6.3 million during our first quarter of fiscal 2006, a decrease of 7.4% from $6.8 million in the same three months of fiscal 2005. This decrease was primarily a result of reductions in general and administrative costs of $1.4 million, offset by increases of $0.7 million relating to professional services and $0.2 million for the relocation of our Los Angeles education facility. Of the $1.4 million in reduced general and administrative costs, $0.9 million related to a provision for sublease losses in our UK education center during the first quarter of 2005 that we did not have this year; the remainder resulted from reduced personnel expenses of approximately $0.2 million, administrative costs and the effects of foreign exchange.

Other Income (Expense), Net. Other income (expense), net primarily comprises interest income and foreign currency transaction gains and losses. During our first quarter of fiscal 2006, other income (expense), net totaled $0.7 million, an increase of $0.2 million over the same quarter of our prior fiscal year, mainly due to higher interest rates than those in the same quarter of our prior year.

Income Taxes. Our effective tax rate decreased from to 38.0% in our first quarter of fiscal 2006 compared to 70.9% for the same quarter of fiscal 2005, principally due to an expected increase in pre-tax income for fiscal year 2006. The effective tax rate in 2005 was unusually high as a result of the impact of permanent differences, which had a larger percentage impact in 2005 when pre-tax income was significantly lower.

Net Income. Net income for our first quarter of fiscal 2006 increased 153% to $2.2 million from $0.9 million in our first quarter of fiscal 2005. As a percentage of revenues, net income increased to 5.6% during the first quarter from 2.2% during the same quarter of our prior year. The increase is primarily due to a decrease in operating expenses of $0.4 million, an increase in interest income of $0.2 million and a decrease in income taxes of $0.8 million.

FLUCTUATIONS IN QUARTERLY RESULTS

Our quarterly results are affected by many factors including the number of weeks during which courses can be conducted in a quarter, the nature and extent of Learning Tree’s marketing, timing of the introduction of new courses, competitive forces within the markets we serve, the mix of our course events between IT and management and customer site or education center venues, as well as currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash and cash equivalents on hand as well as available for sale securities, which together totaled $77.4 million at December 30, 2005. During our first quarter of fiscal year 2006, the total of our cash and available for sale securities increased $2.1 million compared to their balances at the end of our 2005 fiscal year.

Cash Flows. Our cash and cash equivalents increased $1.3 million from September 30, 2005 to $58.1 million at December 30, 2005.

	For the Three Months Ended (in millions)		(Decrease) increase
	December 30, 2005	December 31, 2004
Cash provided by (used in) operating activities	$3.9	$(0.2)	$4.1
Cash used in investing activities	$(2.3)	$(11.5)	$(9.2)
Cash provided by (used in) financing activities	$—	$(0.6)	$0.6

During our first quarter of fiscal 2006, we generated positive cash flow from operations primarily due to the increase in our net income of $1.3 million and a reduction in accounts receivable of $1.7 million during the quarter as a result of increased collections. These increases were partially offset by a reduction in accounts payable and other accrued liabilities due to the timing of payments to vendors.

Cash used in investing activities during our first quarter of fiscal year 2006 decreased $9.2 million from the same period of the prior year due to fewer purchases of available for sale securities.

During the three months ended December 31, 2005, we did not use any cash for stock re-purchases. In comparison, during the same quarter a year earlier, we purchased 46 thousand shares of our common stock for $0.6 million. We may make additional purchases of common stock through open market transactions, but we have no commitments to do so.

Liquidity. At December 30, 2005 our working capital was $38.8 million, a $3.9 million increase from our working capital balance at September 30, 2005.

Learning Tree does not have any outstanding notes payable or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the three months ended December 30, 2005, we made capital expenditures of $1.5 million for the purchase of equipment.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 14 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

Learning Tree entered into purchase commitments with a certain printing vendor to obtain favorable pricing for catalog printing services. Under the terms of these agreements, we committed to minimum production runs of catalogs during fiscal years 2006 and 2007. To the extent that we do not purchase the contractual minimum amount of services, we must pay the vendor the shortfall. We expect to meet the contractual minimums through our normal course of business.

We have employment agreements with four key executive employees to provide for the continuity of management. These agreements provide for payments of up to six months of base salary upon termination of employment. We do not believe it is presently probable that any of the executives will be terminated. Accordingly, no accrual for severance has been recorded. If information becomes known to us at a later date which indicates severance for one or more of the covered executives is probable, accruals for severance will be required.

Our contractual obligations as of December 30, 2005 are consistent in material respects with our year-end disclosure in Item 7, MD&A “Contractual Obligations” of our Annual Report on Form 10-K for the period ended September 30, 2005.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of Learning Tree’s financial condition and results of operations is based on our unaudited consolidated condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7 MD&A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) as of October 1, 2005, the first day of our fiscal year and as a result changed our critical accounting policy regarding stock-based compensation which had a material affect on our results of operations as described below.

Learning Tree changed the accounting for its stock option plans from the intrinsic value method used prior to October 1, 2006 to the fair value method as required by FAS 123R. We adopted FAS 123R using the modified prospective transition method. Our consolidated financial statements as of and for the three months ended December 30, 2005, reflect the impact of FAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R for the three months ended December 30, 2005 was $0.3 million. There was no stock-based compensation expense related to employee stock options recognized during the three months ended December 31, 2004 because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility, expected term, risk free interest rates, and actual and projected employee stock option exercise behaviors.

We analyzed our historical volatility to estimate the expected volatility consistent with FAS 123(R). The risk-free interest rate assumption is an average of the average of the three- and five-year U.S. Treasury rates at the date of grant, which most closely resembles the four-year expected life of our options. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

As stock-based compensation expense recognized in the consolidated statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience.

RISK FACTORS

Learning Tree’s future performance is subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed in any forward-looking statements contained herein because of a number of risks and uncertainties. For a detailed discussion of the risk factors affecting Learning Tree’s business and operations, listed below in summary form, see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended September 30, 2005.

•	Learning Tree’s common stock price has fluctuated significantly since our initial public offering and may continue to do so in the future;

•	Historically, Learning Tree’s operating results have fluctuated, and we expect fluctuations to continue in the future;

•	If we do not adequately anticipate or respond to changes in technology, it could have a material adverse effect on our operating results and stock price;

•	If our customers decide that they prefer training offered by new or existing competitors, it could have a material adverse effect on our operating results and stock price;

•	If we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price;

•	If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results and stock price;

•	If substantial unauthorized use of Learning Tree’s course materials occurs or if we must defend against infringement claims, it could have a material adverse effect on our operating results and stock price;

•	Laws and regulations can affect Learning Tree’s operations and may limit our ability to operate in certain geographic areas;

•	Senior management has significant influence over Learning Tree’s policies and affairs and may be in a position to determine the outcome of corporate actions;

•	If we cannot successfully implement any future acquisitions or other strategic transactions, it could have a material adverse effect on our operating results and stock price;

•	General domestic and international economic conditions could have a material adverse effect on our operating results and stock price;

•	Certain provisions of Learning Tree’s Restated Certificate of Incorporation, our Bylaws and Delaware law could adversely impact the interests of Learning Tree’s stockholders;

•	Since our founding in 1974, various natural disasters, external labor disruptions, acts of war or terrorism and other adverse external factors have impaired our ability to conduct our business, resulted in the loss of revenue or otherwise affected our operating results. When these or other external events occur in the future, they could have a material adverse effect on our operating results and stock price; and

•	Material weaknesses in our internal control over financial reporting could have a material adverse effect on our business.

In our preparation of the financial statements for the fiscal year ended September 30, 2005, we identified two material weaknesses in our internal control over financial reporting which previously resulted in errors in our historical financial statements and required a restatement of our financial statements for certain prior periods. A material weakness is a control deficiency, or combination of control deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for a description of these weaknesses.

Although we do not currently believe so, it is possible that we may not be successful in our efforts to remediate these or other weaknesses or deficiencies which we may have in our internal control over financial reporting. If we cannot maintain effective disclosure controls and procedures, we could fail to file accurate financial results on a timely basis. Any such failure could have many consequences, including: potential delisting from NASDAQ, which would significantly impair the ability of our investors to buy and sell shares; lack of the timely disclosure to the market of our financial results; actions by the Securities and Exchange Commission against us for failure to comply with applicable federal securities laws; and our inability to use certain short form registration statements. As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, we will not be eligible to register offerings of our securities on a short form registration statement until at least January 13, 2007 (this date would be delayed if we fail to make any future filing in a timely manner). As a result to these or other consequences, our stock price could be negatively affected.

OUTLOOK

We anticipate revenues for our second quarter of fiscal year 2006 will be approximately $33.3 to $34.8 million, slightly lower than the $34.9 million in the second quarter of our prior year. Revenues in January to March, our second fiscal quarter, are typically lower than revenues in our first quarter because of reduced enrollments during the holiday season just prior to the second quarter, customer tendencies to reduce travel during the winter months, and the beginning of the fiscal year for many of our customers.

Learning Tree’s customers continue to respond positively to our recent increase in the breadth and depth of our management course offerings. We also expect to continue to see increased participation in our on-site course offerings. However, these increases in the number of participants are partially offset by the lower average revenue per attendee generated by on-site courses and management courses compared to the IT courses taught in our education centers.

Our backlog as of December 30, 2005 was $28.5 million, or 6% higher than as of December 31, 2004. This backlog also included a 4% unfavorable effect due to changes in foreign exchange rates compared to the prior period. Four weeks later, at January 27, 2006, our overall backlog was 6% higher than it had been on January 31, 2005. And, at January 27, 2006, the sum of our revenues for January courses plus our backlog for February and March courses was 5% higher than it had been at January 31, 2005. These January 27, 2006 backlogs each included approximately a 2% negative effect from changes in foreign exchange rates. Our deferred revenues, which principally consist of the remaining value of prepaid Learning Tree Passports and Vouchers, declined slightly period over period, principally due to reductions in the number of outstanding Passports and the effect of changes in foreign exchange rates, partially offset by increases in deferred revenues associated with Training Vouchers and other products.

Gross profit as a percentage of revenues for our first quarter of fiscal year 2006 was 52.4%. Based on lower projected revenues, and hence lower anticipated education center usage, during our second quarter of fiscal year 2006, we are projecting a gross profit percentage of approximately 48% for the three months ended March 31, 2006.

We expect our overall operating expenses for the second quarter of fiscal year 2006 will be approximately $20 million, the same amount for the second quarter of our prior fiscal year. When compared to the same quarter of the prior fiscal year this projection primarily reflects the elimination of costs related to the subleasing of space in our London Education Center and the effect of changes in foreign exchange rates, offset by increased spending on course development and stock option compensation expenses

Based on the above, we are anticipating a net loss for the quarter ending March 31, 2006 of between from $1.5 to $2.0 million, or $0.09 to $0.12 per share, compared to a net loss of $0.9 million, or $0.05 per share, in the same period of the prior year.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

For information required by this item see Item 7A “Qualitative and Quantitative Disclosure About Market Risk” of Learning Tree’s Annual Report on Form 10-K for the year ended September 30, 2005. Our exposures to market risk have not changed materially since September 30, 2005.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of Learning Tree’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that out disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to Learning Tree’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

During management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, we identified two material weaknesses, which are described in Item 9A of our Annual Report on Form 10-K for our 2005 fiscal year. We are currently addressing these material weaknesses through a number of initiatives including:

With respect to the material weakness relating to our finance and accounting staffing, during the three months ended December 30, 2005 we completed the revision of our organization chart for our corporate finance and accounting department, which includes new as well as upgraded positions. We conducted an active search and hiring process and partially filled those positions. In addition, we used external resources to undertake the new procedures described below, and plan to continue to use them until the hiring and training of new staff is completed.

With respect to the material weakness relating to the process of financial statement close and financial reporting we have revised and implemented new procedures to strengthen those processes, including, in particular, the processes of accounting for income taxes, asset retirement obligations, and leases and leasehold improvements. We also redefined the review process of the CFO and direct subordinates during the quarterly financial statement close process.

Our audit committee and our management will continue to monitor the effectiveness of our internal control over financial reporting on an ongoing basis and will take further action as appropriate.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT S

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 10, 2005 on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

/s/ LEMOYNE T. ZACHERL
LeMoyne T. Zacherl
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Resignation of David C. Collins, Ph.D. as Chief Executive Officer (filed herewith)

10.2	Learning Tree International USA, Inc. – Facility lease agreement with EOP-New England Executive Park L.L.C. for Boston Education Center (filed herewith)

10.3	Learning Tree International USA, Inc. – Facility lease agreement with Stevens Creek Associates, a California general partnership d/b/a Trizechahn Sunrise Tech Park Management for Reston Lab (filed herewith).

10.4	Learning Tree International Inc. – Facility lease agreement with T.E.C. Leaseholds Limited for Toronto Education Centre and Administrative Offices (filed herewith)

10.5	Learning Tree International Inc. – Facility lease agreement with Telecom Properties Ltd. for Ottawa Education Centre and Administrative Offices (filed herewith)

10.6	Learning Tree International USA, Inc. – Facility lease agreement with Crown Pointe, LLC, for Atlanta Education Center (filed herewith)

10.7	Learning Tree International USA, Inc . – Facility lease agreement with GE Investment Realty Partners I, Limited Partnership for Rockville Education Center (filed herewith)

10.8	Learning Tree International USA, Inc. – Facility lease agreement with KG A&A Corporation for New York Education Center (filed herewith)

10.9	Learning Tree International USA, Inc. – Facility lease agreement with CBS Broadcasting Inc. for New York Education Center (filed herewith)

10.10	Learning Tree International, Inc. – Facility lease agreement with Reston Town Center Phase I Associates for Reston Education Center (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)