Form 10-Q
period 2006-03-31
LEARNING TREE INTERNATIONAL INC
filed 2006-05-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of common stock, $.0001 par value, outstanding as of April 28, 2006 was 16,535,808.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q — March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	September 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,621	$56,736
Available for sale securities	19,450	18,555
Trade accounts receivable, net	13,671	15,568
Prepaid expenses and other current assets	7,709	7,115
Income tax receivable and deferred incomes taxes	926	963

Total current assets	97,377	98,937

Equipment, property and leasehold improvements, net	20,758	21,683
Long-term interest-bearing investments	10,071	8,772
Other assets	4,327	2,586

Total assets	$132,533	$131,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$10,039	$11,913
Other accrued liabilities	5,360	6,135
Income taxes payable	1,351	1,016
Deferred revenues	47,278	44,956

Total current liabilities	64,028	64,020

Deferred facilities rent	3,524	2,491
Deferred income taxes	210	788
Asset retirement obligations	3,754	3,670

Total liabilities	71,516	70,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 75,000,000 shares authorized; 16,601,408 issued and outstanding	2	2
Additional paid-in capital	7	7
Accumulated other comprehensive income	340	488
Retained earnings	60,668	60,512

Total stockholders’ equity	61,017	61,009

Total liabilities and stockholders’ equity	$132,533	$131,978

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share data)

	Three months ended		Six months ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
		(restated)		(restated)
REVENUES	$34,282	$34,865	$74,087	$74,627

COST OF REVENUES	18,272	18,459	37,225	37,301

GROSS PROFIT	16,010	16,406	36,862	37,326

OPERATING EXPENSES:
Course development	2,436	2,010	4,734	3,815
Sales and marketing	11,384	11,448	20,725	21,236
General and administrative	6,012	6,570	12,267	13,320

	19,832	20,028	37,726	38,371

LOSS FROM OPERATIONS	(3,822)	(3,622)	(864)	(1,045)

OTHER INCOME
Interest income	836	596	1,574	1,104
Other income	27	93	1	104
Foreign exchange losses	(21)	(40)	(73)	(84)

OTHER INCOME, NET	842	649	1,502	1,124

(LOSS) INCOME BEFORE INCOME TAXES	(2,980)	(2,973)	638	79
INCOME TAX (BENEFIT) PROVISION	(1,082)	(2,112)	293	53

NET (LOSS) INCOME	$(1,898)	$(861)	$345	$26

(LOSS) EARNINGS PER SHARE
Basic	$(0.11)	$(0.05)	$0.02	$0.00

Diluted	$(0.11)	$(0.05)	$0.02	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	16,655	16,913	16,658	16,947

Diluted	16,655	16,913	16,694	16,962

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	$(1,898)	$(861)	$345	$26
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, NET	47	(566)	(148)	619

COMPREHENSIVE (LOSS) INCOME	$(1,851)	$(1,427)	$197	$645

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Six months ended
	March 31, 2006	April 1, 2005
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$345	$26
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,523	3,390
Stock-based compensation expense	544	—
Accretion of asset retirement obligations	129	108
Deferred income taxes	(1,092)	114
Loss (gain) on disposals of fixed assets and liquidation of investment in Collegis, Inc.	10	(126)
Unrealized foreign exchange losses (gains)	73	(24)
UK subleasing activities	(890)	411
Changes in operating assets and liabilities:
Accounts receivable	1,811	(372)
Prepaid expenses and other assets	(1,914)	(789)
Income taxes	363	190
Accounts payable and other liabilities	(2,567)	(1,825)
Deferred facilities rent	1,939	(821)
Deferred revenues	2,620	(1,214)

Net cash provided by (used in) operating activities	4,894	(932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(1,950)	(11,000)
Sales of available for sale securities	1,055	1,495
Purchases of property, equipment and leasehold improvements	(2,706)	(2,424)
Lease deposit investment	(1,450)	—
Sales of property, equipment and leasehold improvements	11	77

Net cash used in investing activities	(5,040)	(11,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(732)	(1,839)

Net cash used in financing activities	(732)	(1,839)

Effect of exchange rate changes on cash and cash equivalents	(237)	1,010

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,115)	(13,613)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,736	70,913

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,621	$57,300

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly Learning Tree’s financial position as of March 31, 2006 and its results of operations for the three and six months ended March 31, 2006 and April 1, 2005, and its cash flows for the six months ended March 31, 2006 and April 1, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

Learning Tree restated its previously issued consolidated financial statements as of and for the years ended September 30, 2001 through October 1, 2004, for each of the quarterly periods in fiscal year 2004 and the first three quarters of fiscal year 2005. The restatements are discussed in detail in Learning Tree’s Annual Report on Form 10-K for the year ended September 30, 2005. The restatement for the three and six months ended April 1, 2005 principally addressed: (i) income tax accounting; (ii) expenses for increased depreciation and interest accretion expense; (iii) lease expense not recorded in the proper period; and (iv) other accounting errors primarily relating to accounting estimates and accruals originally recorded in the incorrect quarter. As part of the restatement, Learning Tree corrected its historical presentation of cash and cash equivalents to exclude municipal auction rate securities, which are now classified as available for sale securities.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

A summary of the aggregate effects of these restatements on Learning Tree’s consolidated statements of operations is shown below:

	Three months ended		Six months ended
	April 1, 2005	April 1, 2005	April 1, 2005	April 1, 2005
	As Reported	As Restated	As Reported	As Restated
Cost of revenues	$18,445	$18,459	$37,269	$37,301
Gross profit	$16,420	$16,406	$37,358	$37,326
General and administrative expenses	$6,389	$6,570	$12,997	$13,320
Loss from operations	$(3,427)	$(3,622)	$(690)	$(1,045)
Other income, net	$659	$649	$1,134	$1,124
(Loss) income before income taxes	$(2,768)	$(2,973)	$444	$79
Income tax (benefit) provision	$(922)	$(2,112)	$148	$53
Net (loss) income	$(1,846)	$(861)	$296	$26
(Loss) earnings per share, basic and diluted	$(0.11)	$(0.05)	$0.02	$0.00

Learning Tree also restated the pro forma stock-based compensation table as set forth in Note 3 to reflect revised assumptions for expected life, expected volatility and risk-free interest rates, as well as to record forfeitures as they occur. These revisions resulted in a change in the deduction for stock-based employee compensation expense determined under the fair value based method, net of related tax effects, from $517 to $929 for the three months ended April 1, 2005 and from $764 to $1,245 for the six months ended April 1, 2005, respectively.

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

At March 31, 2006, Learning Tree has one share-based compensation plan, the 1999 Stock Option Plan (the “1999 Plan”), which was approved by its stockholders. The 1999 Plan is administered by the Compensation and Stock Option Committee of Learning Tree’s Board of Directors. The 1999 Plan permits the grant of options to Learning Tree employees, officers, directors and non-employee instructors of up to 3,964 shares of common stock. Option awards are granted with an exercise price equal to the market price of Learning Tree’s stock at the date of grant; those option awards generally vest over four years at 25% per year on each anniversary date and have five-year contractual terms. However, the exercise price, vesting schedule and period required for full exercisability of the options is at the discretion of the Compensation and Stock Option Committee of Learning Tree’s Broad of Directors.

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

Prior to October 1, 2005, Learning Tree accounted for its stock option plans under the intrinsic value recognition and measurement provisions of APB 25, as permitted by FAS 123. Effective October 1, 2005, Learning Tree adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes (a) compensation costs for all stock options granted prior to, but not yet vested as of, October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (b) compensation costs for all stock options granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. As prescribed under the modified prospective transition method, results for prior periods have not been restated for the adoption of FAS 123R.

As a result of adopting FAS 123R on October 1, 2005, Learning Tree’s loss from operations and the (loss) income before income taxes was adversely affected by $272 and $544 for the three and six months ended March 31, 2006, respectively, and net (loss) income would have been favorably affected by $204 and $408 for the three and six months ended March 31, 2006. Basic and diluted earnings per share for the three and six months ended March 31, 2006 decreased $0.01 per share and $0.02 per share, respectively, as a result of the adoption of FAS 123R. Prior to October 1, 2005, Learning Tree presented all tax benefits of stock option exercises as financing cash flows; therefore, the implementation of FAS 123R did not affect cash flows.

The following table illustrates the effect on net (loss) income and (loss) earnings per share as if Learning Tree had applied the fair value recognition provisions of FAS 123 to options granted under Learning Tree’s stock option plan for the three and six months ended April 1, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	(restated)	(restated)
	Three months ended April 1, 2005	Six months ended April 1, 2005
Net (loss) income, as reported	$(861)	$26
Less: stock-based employee compensation expense determined under fair value based method, net of related tax effects	(929)	(1,245)

Net loss, pro forma	$(1,790)	$(1,219)

(Loss) earnings per share, basic and diluted, as reported	$(0.05)	$0.00
(Loss) earnings per share, basic and diluted, pro forma	$(0.11)	$(0.07)

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of Learning Tree’s stock. Learning Tree uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. The risk-free interest rate assumption is an average of the three- and five-year U.S. Treasury rates at the date of the grant which most closely resembles Learning Tree’s four year expected life of options.

Three and Six months ended March 31, 2006
Expected volatility	34.3%
Expected dividends	—
Expected term (in years)	4
Risk-free interest rate	4.5%

A summary of option activity under the 1999 Plan as of March 31, 2006, and changes in the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	1,375	$18.24
Granted	100	$14.01
Exercised	—	—
Expired	(192)	$26.25
Forfeited	(47)	$17.43

Outstanding at March 31, 2006	1,236	$16.77	2.0 years	$5,751

Vested and expected to vest at March 31, 2006	0	$0	2.0 years	$0

Exercisable at March 31, 2006	549	$20.38	2.0 years	$4,535

The weighted average grant-date fair value of options granted during the three and six months ended March 31, 2006 was $4.73. There were no options granted during the three and six months ended April 1, 2005. There were no options exercised during the three and six months ended March 31, 2006 or April 1, 2005. At March 31, 2006, all outstanding, exercisable, vested and expected to vest options were valued to be less than the exercise price of all options.

Stock-based compensation expense related to employee stock options was included in cost of revenues and operating expenses consistent with the respective employee salary costs during the three and six months ended March 31, 2006 of $272 and $544, respectively. There was no stock-based compensation expense related to employee stock options recognized during the three and six months ended April 1, 2005. As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended March 31, 2006 is based on awards ultimately expected to

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

vest, it has been reduced for estimated forfeitures as required by FAS 123R. In Learning Tree’s pro forma information required under FAS 123 for the period prior to fiscal year 2006, Learning Tree accounted for its forfeitures as they occurred.

The total income tax benefit recognized in the statement of operations for stock options was $68 and $136 for the three and six months ended March 31, 2006, respectively. There was no income tax benefit recognized during the three and six months ended April 1, 2005. As of March 31, 2006, there was $1,996 of total unrecognized compensation costs related to nonvested stock options granted under the 1999 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the six months ended March 31, 2006 was $372. No cash was received from option exercises during the three and six months ended March 31, 2006 or April 1, 2005.

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

	Six Months Ended March 31, 2006	Year ended September 30, 2005
ARO balance, beginning of period	$3,670	$2,872
Liabilities incurred	8	581
Accretion expense	129	225
Foreign currency translation	(53)	(8)

ARO balance, end of period	$3,754	$3,670

NOTE 5 – STOCKHOLDERS’ EQUITY

During the second quarter of fiscal 2006 and for the six months ended March 31, 2006, Learning Tree purchased approximately 61 shares of its common stock at a cost of $732. Upon purchases of its common stock, Learning Tree retires the shares. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include potential common shares, when their effect is dilutive.

Approximately 1,236 and 846 stock options for the three and six months ended March 31, 2006 and 1,520 and 1, 526 stock options for the three and six months ended April 1, 2005 were excluded from the computations of diluted earnings per share, respectively, as their exercise prices were higher than Learning Tree’s average stock price. The computations for basic and diluted earnings (loss) per share are as follows:

	Three months ended		Six months ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
		(restated)		(restated)
Numerator:
Net (loss) income	$(1,898)	$(861)	$345	$26

Denominator:
Weighted average shares outstanding
Basic	16,655	16,913	16,658	16,947
Effect of dilutive securities	—	—	36	15

Diluted	16,655	16,913	16,694	16,962

Net (loss)earnings per share, basic and diluted	$(0.11)	$(0.05)	$0.02	$0.00

NOTE 7 – INCOME TAXES

The income tax provisions for the three and six months ended March 31, 2006 reflect a 36.0% and 46.0% effective tax rate, respectively. The income tax provisions for the three and six months ended April 1, 2005, as restated, reflect a 71.0% and 67.0% effective tax rate, respectively. The decrease in the effective tax rate for the three and six months ended March 31, 2006 is principally due to the increase in expected amount of pre-tax income for fiscal year 2006 compared to the prior period’s estimate. The effective tax rate in 2005 was unusually high as a result of the impact of permanent differences, which had a larger percentage impact in 2005 when pre-tax income was significantly lower than the projected income used in determining the effective tax rate for 2006.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Learning Tree signed certain service agreements with terms of up to two years with a certain vendor to obtain favorable pricing and commercial terms for printing services that are necessary for the ongoing operation of its business. Under the terms of these agreements, Learning Tree has committed to contractually specified production runs of catalogs over the contractual periods. The contractual estimated minimums are: fiscal year 2006 - $7,233 and fiscal year 2007 - $4,495. Amounts paid under these

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

agreements were $6,132 in fiscal year 2004 and $5,908 in fiscal year 2005. To the extent that Learning Tree does not purchase the contractual minimum amount of services, Learning Tree must pay the vendor the shortfall. Learning Tree expects to meet the contractual minimums through its normal course of business. In connection with a new facility lease entered into during the quarter, Learning Tree was required to pledge a cash deposit in the amount of $1,450 as collateral for its lease obligations there render. This amount is included in long-term interest-bearing investments.

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

Guarantees

Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”) requires disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. Learning Tree International, Inc. occasionally provides guarantees for operating leases of its subsidiaries that could obligate it to make future payments if the primary entity fails to perform under its contractual obligations. The guaranteed leases have various expiration dates that extend through fiscal year 2012. The remaining maximum obligations under these leases as of March 31, 2006 totaled approximately $7.5 million. Learning Tree International, Inc. is not expected to have any effective recourse as guarantor in case of default.

Contingencies

Currently, and from time to time, Learning Tree is involved in litigation incidental to the conduct of its business. As of March 31, 2006, Learning Tree is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

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

RESTATEMENTS

As more fully described in Note 2 of the accompanying unaudited condensed consolidated condensed financial statements in Item 1 of this Quarterly Report on Form 10-Q, we restated certain of our previously issued consolidated financial statements, including those for the three and six months ended April 1, 2005. The restatement for the three and six months ended April 1, 2005 primarily relates to the correction of accounting for income taxes, leases and asset retirement obligations, and municipal auction rate securities. Except as otherwise specified, the following discussion and analysis of results of operations and financial condition are based upon such restated financial data.

The impact of these restatements for the three months ended April 1, 2005 was to reduce net loss from $1.8 million to $0.9 million and to reduce loss per share from a loss of $0.11 to a loss of $0.05 per share. For the six months ended April 1, 2005 the impact was to reduce net income from $0.3 million to $0.03 million and to reduce earnings per share from $0.02 to $0.00. Our restated financial statements also reflect the presentation of auction rate securities as available for sale securities rather than as cash and cash equivalents. Accordingly, we have included the purchases and sales of these securities within the investing section of the statement of cash flows, resulting in increased cash flows used in investing activities for the six months ended April 1, 2005 of $9.5 million.

OVERVIEW

Learning Tree is a leading worldwide vendor-independent provider of training to information technology (“IT”) professionals and managers working in business and government organizations. Since our founding in 1974, we have set the highest standards of excellence in educating and training IT professionals and managers from government and commercial customers from around the world.

We offer a broad, proprietary library of intensive instructor-led courses from two to five days in length, comprising 153 different course titles representing over 3,600 hours of training. Our courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, wireless technologies, open source applications, project management, leadership and professional development. During the second quarter of fiscal 2006, we expanded our management course offerings to 36 titles in order to meet demands for these courses from both our technical and non-technical customer managers. During the second quarter of our 2006 fiscal year, we released twelve courses and retired four courses. Our management courses now comprise approximately 24% of our course library. We plan to continue to develop additional management course titles and increase our marketing budget for our management courses.

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

Learning Tree courses are highly interactive. We translate them into French, Swedish and Japanese. Based on their sophistication and quality, all of our courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted CPE provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, Learning Tree is on the National Association of State Boards of Accountancy National Registry of CPE sponsors and is a Registered Education Provider of the Project Management Institute (PMI).

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

We are continuing our tradition of excellence today by improving our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

As discussed in more detail throughout our MD&A, for the three and six months ended March 31, 2006:

•	Our revenues for our second quarter were $34.3 million compared to $34.9 million for the corresponding quarter. In the first six months of fiscal 2006, our revenues were $74.1 million compared to $74.6 million for the same period in fiscal 2005;

•	Our net loss for our second quarter was $1.9 million versus a net loss of $0.9 million for the same quarter of fiscal 2005. The disparity in net loss relates primarily to the substantial difference in the annual effective tax rate of 46% for fiscal 2006 compared to 67% for fiscal 2005, when permanent differences resulted in an unusually high tax rate because of that year’s small pre-tax income. This year’s 46% rate reflects a lesser effect of permanent differences in anticipation of somewhat improved annual pre-tax income;

•	Our cash flows from operations for the six month period were positive and we have no debt with financial institutions; and

•	The sum of our cash and cash equivalents and available for sale securities decreased by $0.2 million to $75.1 million at March 31, 2006 from the year-end balance at the end of fiscal 2005.

Several common factors pertain to the financial discussion which follows. First, our management courses have a shorter average duration than our IT courses and, therefore, typically have a lower average revenue per event and cost per event than our IT courses. Management courses also use less computer equipment on average than our IT courses, which further reduces their comparative cost per event. Additionally, courses held at customer locations are shorter, on average, than courses held in our own education centers. As a result, they typically have lower average revenue and lower cost per event. Finally, cost per event for courses held at customer locations is further reduced from those held in our own education centers because the cost of facilities is typically borne by our customer.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended		Six months ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
		(restated)		(restated)
REVENUES	100.0%	100.0%	100.0%	100.0%

COST OF REVENUES	53.3%	52.9%	50.2%	50.0%

GROSS PROFIT	46.7%	47.1%	49.8%	50.0%

OPERATING EXPENSES:
Course development	7.1%	5.8%	6.4%	5.1%
Sales and marketing	33.2%	32.8%	28.0%	28.5%
General and administrative	17.6%	18.8%	16.6%	17.8%

Total operating expenses	57.9%	57.4%	51.0%	51.4%

LOSS FROM OPERATIONS	-11.2%	-10.3%	-1.2%	-1.4%

OTHER INCOME, NET	2.5%	1.9%	2.0%	1.5%

(LOSS) INCOME BEFORE INCOME TAXES	-8.7%	-8.4%	0.8%	0.1%

INCOME TAX (BENEFIT) PROVISION	-3.2%	-6.1%	0.4%	0.1%

NET (LOSS) INCOME	-5.5%	-2.4%	0.4%	0.0%

THREE AND SIX MONTHS ENDED MARCH 31, 2006 COMPARED WITH COMPARABLE PERIODS ENDED APRIL 1, 2005

Revenues. From quarter to quarter, our revenues have historically fluctuated. The fluctuations may be caused by many factors, or combinations of factors, including: the frequency of course events; the timing, delivery and response to marketing campaigns; the timing of the introduction of new course titles; our ability to attract and retain customers; and currency fluctuations.

Our revenues in the second quarter and first six months of fiscal 2006 declined by 1.7% and 0.8%, respectively, compared to the same periods in fiscal 2005. These decreases primarily reflect the effect of changes in foreign currency exchange rates. They also reflect the net effect of decreased revenues per attendee due to an increase in the percentage of our courses held at customer locations and to lesser extent an increase in the percentage of attendees at our management courses, which were offset by an increase in the number of course participants.

During the second quarter of fiscal 2006, we trained 20,686 course participants, a 6% increase from the 19,471 participants that were trained in the same quarter last year. For the first six months of fiscal 2006, we trained 44,610 course participants, an 8% increase from the prior year’s 41,363 participants.

In the second quarter of fiscal 2006 and the first six months of fiscal 2006, our average revenue per attendee was 8% less than in the comparable periods of the prior fiscal year. Excluding a negative 4%

and 3% effect of exchange rates in the second quarter and in the first six months of fiscal year 2006, respectively, our average revenue per attendee fell by 4% and 5% in the second quarter and first six months of fiscal year 2006 compared to the same periods in fiscal year 2005, primarily due to an increase in the percentage of our courses held at customer locations.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

During the second quarter of fiscal 2006, we presented 1,749 events compared to 1,634 events conducted during the same period in fiscal 2005. This increase in the second quarter of this year consisted entirely of additional events conducted at customer sites compared to the same period in the prior year. Our cost of revenues for the second quarter of fiscal 2006 was $18.3 million compared to $18.5 million in the same period of last year, a decrease of approximately 1%. Our cost of revenues as a percentage of our revenues was 53.3% for the second quarter of fiscal 2006 compared to 52.9% in the same quarter of fiscal 2005.

Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

Excluding the effect of exchange rates, the increase in cost of revenues as a percentage of revenues in the second quarter of fiscal 2006 reflects a 5% decline in average revenue per event largely offset by an 4% decrease in average cost per event compared to the second quarter of fiscal 2005. In the second quarter of fiscal 2006, the decrease in our average revenue per event, excluding the effect of exchange rates, resulted from the decreases in our average revenue per attendee (discussed above) and to a lesser extent a decrease of 1% in our average attendees per event compared to the second quarter of fiscal 2005. The decrease in the average cost per event, excluding the effect of exchange rates, primarily reflects results from a higher percentage of courses held at customer locations and, to a lesser extent, an increase in the percentage of management courses held during the second quarter of fiscal 2006 compared to the same period in fiscal 2005.

For the first six months of fiscal 2006, we presented 3,702 events compared to 3,385 events during the corresponding period of fiscal 2005. The increase in the first half of fiscal 2006 compared with the first half of fiscal 2005 was due largely to increases in the number of events conducted at customer sites. For the first six months of fiscal 2006, the cost of revenues was approximately the same as the corresponding period of fiscal 2005. For the first six months of fiscal 2006, the cost of revenues increased to 50.2% of revenues compared to 50.0% for the same period of the prior year.

For the six months of 2006, excluding the effect of exchange rates, the cost of revenues as a percentage of revenues reflects a 6% decrease in average revenue per event, partially offset by the effect of a 6% decrease in the average cost per event compared to the same period in fiscal 2005. For the six months ended March 31, 2006, the decrease in average revenue per event reflects a decrease in our average revenue per attendee and a decrease of 1% in our average attendees per event compared to the same period in fiscal 2005. The decrease in the average cost per event, excluding the effect of exchange rates, primarily reflects results from a higher percentage of courses held at customer locations and, to a lesser extent, an increase in the percentage of management courses held during the first six months of fiscal 2006 compared to the corresponding period in fiscal 2005.

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

Beginning in the second quarter of fiscal 2006, we have significantly increased our spending on course development. We have identified a number of new IT and management course titles which, based on our research, we expect will bring additional attendees. We have accelerated our course development processes and are now producing more new titles more quickly than at any point in our recent history. Additionally, we have initiated an intensive project to revise our management courses using proprietary, innovative instructional methods that we have developed internally, and which significantly advance the state of the art in instructor-led management training. Participant reaction to the first course title incorporating this new approach has been very positive, and we have now begun to rebuild a total of 15 management titles using this proprietary technology.

As a result of these initiatives, during the second quarter of fiscal 2006, course development expenses of $2.4 million were 7.1% of revenues, while the $2.0 million in the second quarter of the prior year represented 5.8% of revenues. For the first six months of fiscal 2006, course development expenses of $4.7 million were 6.4% of revenues compared to $3.8 million represented 5.1% of revenues during the first half of fiscal 2005.

Our library of instructor led courses numbered 153 titles at the end of the second quarter of fiscal 2006. In the second quarter of fiscal 2006, we introduced twelve new titles compared to an average of four titles in each of the most recent four quarters. These included eight new technology titles and four management course titles. We also retired four technology titles during the quarter. For the first six month period in fiscal 2006, we introduced four management titles and thirteen technology titles, and retired five technology titles.

Sales and Marketing Expenses. Sales and marketing expenses include compensation costs and travel-related costs for sales and marketing personnel; the cost of designing, producing and distributing direct mail marketing and media advertisements; and the cost of information systems to support these activities.

Our sales and marketing expenses in our second quarter of fiscal 2006 were 33.2% of revenues, compared with 32.8% for the same quarter in the prior year. For the first six months of fiscal 2006, our sales and marketing expenses were 28.0% of revenues compared to 28.5% in the last year. Sales and marketing expenses remained relatively constant at $11.4 million during the second quarters of fiscal 2006 and 2005. For the first six months of fiscal 2006, our sales and marketing expenses decreased to $20.7 million from $21.2 million during the same period in fiscal 2005. This decrease was a result of a reduction of $1.2 million associated with reduced catalog mailings, postage and lower fulfillment costs and the effect of changes in foreign exchange rates, offset by an increase in sales staffing and related costs of $0.6 million.

General and Administrative Expenses. Our general and administrative expenses of $6.0 million in the second quarter of fiscal 2006 were 17.6% of revenues compared with $6.6 million, or 18.8% of revenues, in the same quarter of the prior year. This decrease is primarily related to the nonrecurrence of $0.5 million for UK subleasing activities incurred during the second quarter of fiscal 2005, a reduction in the UK Education Center maintenance costs of $0.3 million and the effect of changes in foreign exchange rates, partially offset by an increase of $0.2 million related to stock-based compensation expense.

For the first six months of fiscal 2006, our general and administrative expenses were $12.3 million or 16.6% of revenues, a decrease from $13.3 million or 17.8% of revenues, during the first half of fiscal 2005. This decrease is primarily attributable to the reduction in the UK sublease provision of $1.4 million, a reduction in personnel costs of $0.6 million, and the effect of changes in foreign exchange rates, partially offset by an increase of $0.7 million in general professional services and stock-based compensation expense in the amount of $0.3 million.

Other Income, Net. Other income, net primarily comprises of interest income and foreign currency transaction gains and losses. During our second quarter of fiscal 2006, other income, net totaled $0.8 million, an increase of $0.2 million over the same quarter of our prior fiscal year, mainly due to higher interest rates than those in the same quarter of our prior year. For the first six months of fiscal 2006, other income, net totaled $1.5 million, an increase of $0.4 million over the corresponding period of fiscal 2005.

Income Taxes. Our effective tax rate decreased to 36% and 46% for our three and six months ended March 31, 2006, respectively, compared to 71% and 67% for the three and six months ended April 1, 2005, respectively, principally due to an expected increase in pre-tax income for fiscal year 2006. The effective tax rate in 2005 was unusually high as a result of the impact of permanent differences, which had a larger percentage impact in 2005 when pre-tax income was significantly lower. We have a number of sizeable permanent tax differences that result in a higher annual effective tax rate as pre-tax income decreases to low levels. Therefore, we are using a lower effective tax rate in fiscal 2006 than fiscal 2005 based on a higher projected pre-tax income in fiscal 2006 than in the prior year.

Net (Loss) Income. Net loss for our second quarter of fiscal 2006 was $1.9 million compared to $0.9 million in the same quarter of fiscal 2005. Our net income for the six months ended March 31, 2006 amounted to $0.3 million compared to net income of $0.03 million for the same period in fiscal 2005.

FLUCTUATIONS IN QUARTERLY RESULTS

Our quarterly results are affected by many factors including the number of weeks during which courses can be conducted in a quarter, the nature and extent of our marketing, timing of the introduction of new courses, competitive forces within the markets we serve, the mix of our course events between IT and management and customer site or education center venues, as well as currency fluctuations. Our revenues in the second and fourth quarters are typically less than those in our first and third quarters.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash being generated from operations, and cash and cash equivalents plus available for sale securities, which together totaled $75.1 million at March 31, 2006. During the six months ended March 31, 2006, the total of our cash and available for sale securities decreased $0.2 million compared to their balances at the end of our 2005 fiscal year.

Cash Flows. Our cash and cash equivalents decreased $1.1 million to $55.6 million from $56.7 million at September 30, 2005. This decrease is primarily related to $5.0 million used in investing activities and $0.7 million used for open market purchases of Learning Tree common stock, largely offset by the cash generated from operations of $4.9 million.

	Six Months Ended		(Decrease) Increase
(in millions)	March 31, 2006	April 1, 2005
Cash provided by (used in) operating activities	$4.9	$(0.9)	$5.8
Cash used in investing activities	$(5.0)	$(11.9)	$(6.9)
Cash provided by (used in) financing activities	$(.7)	$(1.8)	$1.1

During the six months ended March 31, 2006, we generated positive cash flow from operations primarily due to our net income, a decrease in accounts receivable and the increase in deferred revenues. These increases were partially offset by a reduction in accounts payable and other accrued liabilities due to the timing of payments to vendors.

Cash used in investing activities during our first six months of fiscal year 2006 decreased $6.9 million from the same period of the prior year due to fewer purchases of available for sale securities partially offset by the required pledge of a cash deposit as collateral for a new facility lease.

During the six months ended March 31, 2006, we purchased approximately 61,000 shares of our common stock at a cost of $0.7 million. In comparison, during the same period a year earlier, we purchased 128,000 shares of our common stock at a cost of $1.8 million. We may make additional purchases of common stock through open market transactions, but we have no commitments to do so.

Liquidity. At March 31, 2006 our working capital was $33.3 million, a $1.6 million decrease from our working capital balance at September 30, 2005. During the first six months of fiscal 2006, accounts payable decreased $1.9 million and other accrued liabilities decreased $0.8 million due to the timing of payments to suppliers. Overall, our total current liabilities remained at the same level at March 31, 2006, compared to September 30, 2005.

We do not have any outstanding indebtedness or open lines of credit. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents, investments and cash flows from operations to finance our cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the six months ended March 31, 2006, we made capital expenditures of $2.7 million which consisted of the purchase of course and office equipment of $1.3 million and leasehold improvements of $1.4 million. Planned capital expenditures for the remainder of fiscal 2006 are approximately $6.0 million, including the significant cash outlay to build out our new education center in New York.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 13 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

We have entered into purchase commitments with a certain printing vendor to obtain favorable pricing for catalog printing services, as discussed more fully in Note 8 to our consolidated financial statements. Under the terms of these agreements, we committed to minimum production runs of catalogs during fiscal years 2006 and 2007. To the extent that we do not purchase the contractual minimum amount of services, we must pay the vendor the shortfall. We expect to meet the contractual minimums through our normal course of business.

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

Our contractual obligations as of March 31, 2006 are consistent in all material respects with our year-end disclosure in Item 7, MD&A “Contractual Obligations” of our Annual Report on Form 10-K for the year ended September 30, 2005.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of Learning Tree’s financial condition and results of operations is based on our unaudited consolidated condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, MD&A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) as of October 1, 2005, the first day of our fiscal year and as a result changed our critical accounting policy regarding stock-based compensation which had a material affect on our results of operations as described below.

We changed the accounting for our stock option plans from the intrinsic value method used prior to October 1, 2005 to the fair value method as required by FAS 123R. We adopted FAS 123R using the modified prospective transition method. Our consolidated financial statements for the three and six months ended March 31, 2006, reflect the impact of FAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R for the six months ended March 31, 2006 was $0.5 million. There was no stock-based compensation expense related to employee stock options recognized during the six months ended April 1, 2005 because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility, expected term, risk-free interest rates, and actual and projected employee stock option exercise behaviors.

We analyzed our historical volatility to estimate the expected volatility consistent with FAS 123R. The risk-free interest rate assumption is an average of the average of the three- and five-year U.S. Treasury rates at the date of grant, which most closely resembles the four-year expected life of our options. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

As stock-based compensation expense recognized in the consolidated statements of operations for fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience.

RISK FACTORS

Our future performance is subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed in any forward-looking statements contained herein because of a number of risks and uncertainties. For a detailed discussion of the risk factors affecting our business and operations, listed below in summary form, see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended September 30, 2005.

•	Our common stock price has fluctuated significantly since our initial public offering and may continue to do so in the future;

•	Historically, Learning Tree’s operating results have fluctuated, and we expect fluctuations to continue in the future;

•	If we do not adequately anticipate or respond to changes in technology, it could have a material adverse effect on our operating results and stock price;

•	If our customers decide that they prefer training offered by new or existing competitors, it could have a material adverse effect on our operating results and stock price;

•	If we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price;

•	If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results and stock price;

•	If substantial unauthorized use of our course materials occurs or if we must defend against infringement claims, it could have a material adverse effect on our operating results and stock price;

•	Laws and regulations can affect our operations and may limit our ability to operate in certain geographic areas;

•	Senior management has significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions;

•	If we cannot successfully implement any future acquisitions or other strategic transactions, it could have a material adverse effect on our operating results and stock price;

•	General domestic and international economic conditions could have a material adverse effect on our operating results and stock price;

•	Certain provisions of our Restated Certificate of Incorporation, our Bylaws and Delaware law could adversely impact the interests of our stockholders;

•	Since our founding in 1974, various natural disasters, external labor disruptions, acts of war or terrorism and other adverse external factors have impaired our ability to conduct our business, resulted in the loss of revenue or otherwise affected our operating results. When these or other external events occur in the future, they could have a material adverse effect on our operating results and stock price; and

•	Material weaknesses in our internal control over financial reporting could have a material adverse effect on our business.

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

OUTLOOK

We anticipate revenues for our third quarter of fiscal year 2006 will be approximately $38.8 to $40.8 million, approximately the same level of $40.5 million in the third quarter of our prior year.

Our customers continue to respond positively to our recent increase in the breadth and depth of our management course offerings. We also expect to continue to see increased participation in our on-site course offerings. However, these increases in the number of participants are partially offset by the lower average revenue per attendee generated by on-site courses and management courses compared to the IT courses taught in our education centers.

Our backlog as of March 31, 2006 was $35.2 million, approximately 3% lower than it had been on April 1, 2005. This March 31, 2006 backlog included a 2% negative effect from changes in foreign exchange rates. Four weeks later, at April 28, 2006, our overall backlog was 1% higher than it had been on April 29, 2005. And, at April 28, 2006, the sum of our revenues for April courses plus our backlog for May and June courses was 5% lower than it had been at April 29, 2005. These April 28, 2006 backlogs each included no effect from changes in foreign exchange rates.

We expect that the gross profit as a percentage of revenues for our third quarter of fiscal year 2006 will be between 49.5% to 51.0% compared to 49.4% in our third quarter of our prior year. These projections do not incorporate the potential results of any future cost savings actions we may take as a result of these efforts; however, we would expect minimal impact from those actions in the third quarter 2006.

We expect our overall operating expenses for our third quarter of fiscal year 2006 will be approximately $20.5 million, compared to $19.5 million in the same quarter of our prior fiscal year. This increase primarily reflects our increased spending on course development, increased costs of sales compensation, and compensation expense related to stock options as a result of our adoption of FAS 123R, partially offset by the effect of changes in foreign exchange rates and savings in our marketing expenses. We are focusing on ways to improve the efficiency of our spending on marketing, but we do not expect the results of those efforts will have any additional impact in our third quarter of fiscal 2006. We expect to spend approximately $0.8 million more on product development in the third quarter of fiscal 2006 than in the same quarter last year. These increased expenditures relate to our planned introduction of fifteen new courses titles in the third and fourth quarters of fiscal 2006 as well as the project to further enhance our management course offerings.

Our interest income reflects changes in interest rates as well as changes in our cash balance. We expect our third quarter interest income to be approximately $0.8 million.

We estimate that our effective tax rate in the third quarter of fiscal 2006 will be approximately 46%, compared to an effective tax rate of approximately 67% for the third quarter of the prior year. The 67% effective tax rate for the third quarter of fiscal 2005 does not include the effect of a $1.1 million charge in that quarter due to the correction of an error on our fiscal 2001 income tax return.

Based on the above, we are anticipating results for the quarter ending June 30, 2006 between a net loss of $0.3 million to net income of $0.6 million, or a loss of $0.02 to a profit of $0.04 per share, respectively, compared to a restated net loss of $1.8 million, or a loss of $0.05 per share, in the same period of the prior year.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of Learning Tree’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to Learning Tree’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

With respect to the material weakness relating to our finance and accounting staffing, during the six months ended March 31, 2006 we completed the revision of our organization chart for our corporate finance and accounting department, which includes new as well as upgraded positions. We conducted an active search and hiring process and partially filled those positions. In addition, we are using external resources to undertake the new procedures described below, and plan to continue to use them until the hiring and training of new staff is completed.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

LEARNING TREE PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2005 – January 27, 2006	—	—	—	—

January 28, 2006 – February 24, 2006	—	—	—	—

February 25, 2006 – March 31, 2006	60,927	$12.01	—	—

Total	60,927	$12.01	—	—

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Learning Tree held its Annual Meeting on March 7, 2006. During the Annual Meeting of Stockholders the matter that was voted upon and results were as follows:

	Shares for	Shares withheld
1. Election of Class II Director for a term expiring in 2009:
W. Mathew Juechter	12,612,505	2,739,848

The current term of the Class III Directors, David C. Collins and Eric R. Garen, will continue until the 2007 Annual Meeting of Stockholders. The current term of the Class I Directors, Howard A. Bain III and Curtis A. Hessler will continue until the 2008 Annual Meeting of Stockholders.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 10, 2006 on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

/s/ LEMOYNE T. ZACHERL
LeMoyne T. Zacherl
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Learning Tree International USA, Inc. – Facility lease agreement with Trizechahn One NY Plaza, L.L.C. for New York City Education Center (filed herewith)

10.2	Learning Tree International Limited, Inc. – Facility lease agreement with Courtlands Developments Limited for London Education Center (filed herewith)

10.3	Learning Tree International Limited – Facility lease agreement with Digital Equipment Company Limited for Leatherhead administrative office – East Wing (filed herewith).

10.4	Learning Tree International Limited – Facility lease agreement with Digital Equipment Company Limited for Leatherhead administrative office – West Wing (filed herewith).

10.5	Learning Tree International Limited – Facility lease agreement with Digital Equipment Company Limited for Leatherhead administrative office – Warehouse (filed herewith).

10.6	Learning Tree International S.A – Facility lease agreement with CREDIT MUTUEL PIERRE 3, a real estate investment partnership (‘Société Civile de Placements Immobiliers for Clichy #1 Education Center (filed herewith)

10.7	Learning Tree International S.A – Facility lease agreement with SNC Groupement D’etudes Et De Services Techniques Et Economiques (Gestec), a general partnership (“société en nom collectif”) for Clichy #2 Education Center (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)