Form 10-Q
period 2006-06-30
LEARNING TREE INTERNATIONAL INC
filed 2006-08-09
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number: 0-27248

Learning Tree International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1805 Library Street, Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

703-709-9119

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

The number of shares of common stock, $.0001 par value, outstanding as of July 28, 2006 was 16,495,808.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q - June 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2006	September 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,043	$56,736
Available for sale securities	27,650	18,555
Trade accounts receivable, net	18,349	15,568
Prepaid expenses and other current assets	7,221	7,115
Income tax receivable and deferred incomes taxes	709	963

Total current assets	96,972	98,937

Equipment, property and leasehold improvements, net	24,200	21,683
Long-term interest-bearing investments	10,709	8,772
Other assets	5,481	2,586

Total assets	$137,362	$131,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,763	$11,913
Other accrued liabilities	5,568	6,135
Income taxes payable	1,264	1,016
Deferred revenues	48,875	44,956

Total current liabilities	67,470	64,020

Deferred facilities rent	3,729	2,491
Deferred income taxes	227	788
Asset retirement obligations	4,192	3,670

Total liabilities	75,618	70,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 75,000,000 shares authorized; 16,495,808 issued and outstanding	2	2
Additional paid-in capital	7	7
Accumulated other comprehensive income	1,405	488
Retained earnings	60,330	60,512

Total stockholders’ equity	61,744	61,009

Total liabilities and stockholders’ equity	$137,362	$131,978

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share data)

	Three months ended		Nine months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
		(restated)		(restated)
REVENUES	$41,218	$40,474	$115,305	$115,101

COST OF REVENUES	20,321	20,465	57,546	57,766

GROSS PROFIT	20,897	20,009	57,759	57,335

OPERATING EXPENSES:
Course development	2,854	2,028	7,588	5,843
Sales and marketing	11,515	11,421	32,240	32,657
General and administrative	6,823	6,079	19,090	19,399

	21,192	19,528	58,918	57,899

(LOSS) INCOME FROM OPERATIONS	(295)	481	(1,159)	(564)

OTHER INCOME (EXPENSE):
Interest income	880	674	2,454	1,778
Other income (expense)	16	(83)	18	21
Foreign exchange gains (losses)	102	(43)	29	(127)

OTHER INCOME, NET	998	548	2,501	1,672

INCOME BEFORE INCOME TAXES	703	1,029	1,342	1,108
INCOME TAX PROVISION	97	1,789	390	1,842

NET INCOME (LOSS)	$606	$(760)	$952	$(734)

EARNINGS (LOSS) PER SHARE
Basic	$0.04	$(0.05)	$0.06	$(0.04)

Diluted	$0.04	$(0.05)	$0.06	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	16,518	16,834	16,611	16,910

Diluted	16,518	16,834	16,613	16,910

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$606	$(760)	$952	$(734)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, NET	1,066	(1,019)	918	(400)

COMPREHENSIVE INCOME (LOSS)	$1,672	$(1,779)	$1,870	$(1,134)

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Nine months ended
	June 30, 2006	July 1, 2005
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$952	$(734)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,640	5,192
Stock-based compensation expense	804	—
Accretion of asset retirement obligations	194	164
Deferred income taxes	(1,934)	197
Gain on disposals of fixed assets and liquidation of investment in Collegis, Inc.	(4)	(126)
Unrealized foreign exchange gains	(44)	(40)
Changes in operating assets and liabilities:
Accounts receivable	(2,235)	(2,557)
Prepaid expenses and other assets	(1,651)	(1,466)
Income taxes	965	1,558
Accounts payable and other liabilities	(1,317)	(2,065)
UK subleasing activities	(1,070)	67
Deferred facilities rent	2,394	(357)
Deferred revenues	2,690	(1,093)

Net cash provided by (used in) operating activities	5,386	(1,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(10,150)	(12,050)
Sales of available for sale securities	1,055	2,495
Purchases of property, equipment and leasehold improvements	(7,729)	(3,826)
Lease deposit	(1,450)	—
Sales of property, equipment and leasehold improvements	26	25

Net cash used in investing activities	(18,248)	(13,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(1,935)	(3,084)

Net cash used in financing activities	(1,935)	(3,084)

Effect of exchange rate changes on cash and cash equivalents	1,106	(322)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,693)	(18,022)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,736	70,913

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,043	$52,891

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly Learning Tree’s financial position as of June 30, 2006 and its results of operations for the three and nine months ended June 30, 2006 and July 1, 2005, and its cash flows for the nine months ended June 30, 2006 and July 1, 2005.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

Learning Tree restated its previously issued consolidated financial statements as of and for the years ended September 30, 2001 through October 1, 2004, for each of the quarterly periods in fiscal year 2004 and the first three quarters of fiscal year 2005. The restatements are discussed in detail in Learning Tree’s Annual Report on Form 10-K for the year ended September 30, 2005. The restatement for the three and nine months ended July 1, 2005 principally addressed: (i) income tax accounting; (ii) expenses for increased depreciation and interest accretion expense; (iii) lease expense not recorded in the proper period; and (iv) other accounting errors primarily relating to accounting estimates and accruals originally recorded in the incorrect quarter. As part of the restatement, Learning Tree corrected its historical presentation of cash and cash equivalents to exclude municipal auction rate securities, which are now classified as available for sale securities.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

A summary of the aggregate effects of these restatements on Learning Tree’s consolidated statements of operations is shown below:

	Three months ended		Nine months ended
	July 1, 2005	July 1, 2005	July 1, 2005	July 1, 2005
	As Reported	As Restated	As Reported	As Restated
Cost of revenues	$20,406	$20,465	$57,675	$57,766
Gross profit	$20,068	$20,009	$57,426	$57,335
General and administrative expenses	$5,959	$6,079	$18,956	$19,399
Income (loss) from operations	$660	$481	$(30)	$(564)
Other income, net	$638	$548	$1,772	$1,672
Income before income taxes	$1,298	$1,029	$1,742	$1,108
Income tax provision	$432	$1,789	$580	$1,842
Net income (loss)	$866	$(760)	$1,162	$(734)
Earnings (loss) per share, basic and diluted	$0.05	$(0.05)	$0.07	$(0.04)

Learning Tree also restated the pro forma stock-based compensation table as set forth in Note 3 to reflect revised assumptions for expected life, expected volatility and risk-free interest rates, as well as to record forfeitures as they occur. These revisions resulted in a change in the pro-forma deduction for stock-based employee compensation expense determined under the fair value based method, net of related tax effects, from $66 to $153 for the three months ended July 1, 2005 and from $828 to $1,398 for the nine months ended July 1, 2005, respectively.

NOTE 3 – STOCK-BASED COMPENSATION

SFAS No. 123 (Revised 2004), Share Based Payment (“FAS 123R”), is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Learning Tree adopted FAS 123R as of October 1, 2005.

At June 30, 2006, Learning Tree has one share-based compensation plan, the 1999 Stock Option Plan (the “1999 Plan”), which was approved by its stockholders. The 1999 Plan is administered by the Compensation and Stock Option Committee of Learning Tree’s Board of Directors. The 1999 Plan permits the granting of options to Learning Tree employees, officers, directors and non-employee instructors of up to 3,964 shares of common stock. Option awards are granted with an exercise price equal to the market price of Learning Tree’s stock at the date of grant; those option awards generally vest over four years at 25% per year on each anniversary date and have five-year contractual terms. However, the exercise price, vesting schedule and period required for full exercisability of the options is at the discretion of the Compensation and Stock Option Committee of Learning Tree’s Board of Directors.

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

Prior to October 1, 2005, Learning Tree accounted for its stock option plans under the intrinsic value recognition and measurement provisions of APB 25, as permitted by FAS 123. Effective October 1, 2005, Learning Tree adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes (a) compensation costs for all stock options granted prior to, but not yet vested as of October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (b) compensation costs for all stock options granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. As prescribed under the modified prospective transition method, results for prior periods have not been restated for the adoption of FAS 123R.

As a result of adopting FAS 123R on October 1, 2005, Learning Tree’s loss from operations and income before income taxes were adversely affected by $260 and $804 for the three and nine months ended June 30, 2006, respectively, and net income was unfavorably affected by $194 and $602 for the three and nine months ended June 30, 2006. Basic and diluted earnings per share for the three and nine months ended June 30, 2006 decreased $0.01 per share and $0.04 per share, respectively, as a result of the adoption of FAS 123R.

The following table illustrates the effect on net loss and loss per share as if Learning Tree had applied the fair value recognition provisions of FAS 123 to options granted under Learning Tree’s stock option plan for the three and nine months ended July 1, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three months ended July 1, 2005	Nine months ended July 1, 2005
	(restated)	(restated)
Net loss, as reported	$(760)	$(734)
Less: stock-based employee compensation expense determined under fair value based method, net of related tax effects	(153)	(1,398)

Net loss, pro forma	$(913)	$(2,132)

Loss per share, basic and diluted, as reported	$(0.05)	$(0.04)

Loss per share, basic and diluted, pro forma	$(0.05)	$(0.13)

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

	Three and Nine months ended June 30, 2006	Three and Nine months ended July 1, 2005
Expected volatility	31.22%	34.50%
Expected dividends	—	—
Expected term (in years)	4	4
Risk-free interest rate	5.0%	4.0%

A summary of option activity under the 1999 Plan as of June 30, 2006, and changes in the nine month period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	1,375	$18.24
Granted	110	$13.82
Exercised	—	—
Expired	(192)	$26.25
Forfeited	(65)	$16.75

Outstanding at June 30, 2006	1,228	$16.76	2.0 years	$0

Vested and expected to vest at June 30, 2006	1,167	$16.91	2.0 years	$0

Exercisable at June 30, 2006	544	$20.40	2.0 years	$0

The weighted average grant-date fair value of options granted during the three and nine months ended June 30, 2006 was $3.83 and $4.65, respectively. The weighted average grant-date fair value of options granted during the three and nine months ended July 1, 2005 was $4.27 and $4.28, respectively. There were no options exercised during the three and nine months ended June 30, 2006 or July 1, 2005.

Stock-based compensation expense related to employee stock options was included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $260 and $804 for the three and nine months ended June 30, 2006, respectively. There was no stock-based compensation expense related to employee stock options recognized during the three and nine months ended July 1, 2005. As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as required by FAS 123R. In Learning Tree’s pro forma information required under FAS 123 for periods prior to fiscal year 2006, Learning Tree accounted for any forfeitures as they occurred.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

The total income tax benefit recognized in the statement of operations for stock options was $65 and $201 for the three and nine months ended June 30, 2006, respectively. There was no income tax benefit recognized during the three and nine months ended July 1, 2005. As of June 30, 2006, there was $1,685 of total unrecognized compensation costs related to nonvested stock options granted under the 1999 Plan. That cost is expected to be recognized over a weighted-average remaining period of 2.3 years. The total fair value of shares vested during the nine months ended June 30, 2006 was $318. No cash was received from option exercises during the three and nine months ended June 30, 2006 or July 1, 2005.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

Learning Tree accounts for asset retirement obligation (“ARO”) liabilities in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). Learning Tree also considered the guidance in FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. In the three and nine month periods in fiscal 2006, estimated asset retirement obligations in the amounts of $143 and $151, respectively, were recorded for certain facility lease transactions of which approximately $143 related to prior years. The following table presents the activity for the ARO liabilities, which are primarily related to the restoration of classroom facilities in Learning Tree’s education centers:

	Nine months ended June 30, 2006	Year ended September 30, 2005
ARO balance, beginning of period	$3,670	$2,872
Liabilities incurred	151	581
Accretion expense	194	225
Foreign currency translation	177	(8)

ARO balance, end of period	$4,192	$3,670

NOTE 5 – STOCKHOLDERS’ EQUITY

During the third quarter of fiscal 2006, Learning Tree repurchased 105,600 shares of its Common Stock on the open market at a total cost of $1,204. The total shares repurchased during fiscal 2006 was 166,527 at a total cost of $1,935. Upon purchases of its common stock, Learning Tree retires the shares. Learning Tree may make additional purchases through open-market transactions, but has no commitments to do so.

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include potential common shares, when their effect is dilutive.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

Approximately 1,229 and 1,221 stock options for the three and nine months ended June 30, 2006 and 1,550 of which 1,517 stock options for the three and nine months ended July 1, 2005 were excluded from the computations of diluted earnings per share, respectively, as their exercise prices were higher than Learning Tree’s average stock price. The computations for basic and diluted earnings (loss) per share are as follows:

	Three months ended		Nine months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
		(restated)		(restated)
Numerator:
Net income (loss)	$606	$(760)	$952	$(734)

Denominator:
Weighted average shares outstanding
Basic	16,518	16,834	16,611	16,910
Effect of dilutive securities	0	0	2	0

Diluted	16,518	16,834	16,613	16,910

Earnings (loss) per share, basic and diluted	$0.04	$(0.05)	$0.06	$(0.04)

NOTE 7 – INCOME TAXES

The income tax provisions for the three and nine months ended June 30, 2006 reflect a 14% and 29% effective tax rate, respectively. The income tax provisions for the three and nine months ended July 1, 2005, as restated, reflect a 174% and 167% effective tax rate, respectively. The decrease in the effective tax rate for the three and nine months ended June 30, 2006 is principally due to the increase in expected amount of pre-tax income for fiscal year 2006 compared to the prior period’s estimate. The lower effective tax rate for the three months ended June 30, 2006 also reflects the net benefit of certain adjustments that have been accounted for within the quarter, consistent with generally accepted accounting principles and primarily relate to the reconciliations of the book to tax return filings. The effective tax rate in 2005 was unusually high as a result of the impact of permanent differences, which had a larger percentage impact in 2005 when pre-tax income was significantly lower than the projected income used in determining the effective tax rate for 2006, as well as, the impact of a $1.1 million one-time charge in 2005 relating to a lost tax deduction from fiscal 2001.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Learning Tree signed certain service agreements with terms of up to two years with a vendor to obtain favorable pricing and commercial terms for printing services that are necessary for the ongoing operation of its business. Under the terms of these agreements, Learning Tree has committed to contractually specified production runs of catalogs over the contractual periods. The contractual estimated

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

minimums are $7,401 and $4,662 for fiscal years 2006 and 2007, respectively. Amounts paid under these agreements were $3,390 for the first nine months of fiscal 2006 and $4,431 for the first nine months of fiscal 2005. To the extent that Learning Tree does not purchase the contractual minimum amount of services, Learning Tree must pay the vendor the shortfall. Learning Tree expects to meet the contractual minimums through its normal course of business. In connection with the New York City facility lease entered into during the second quarter of fiscal 2006, Learning Tree was required to pledge a cash deposit in the amount of $1,450 as collateral for its lease obligations. This amount is included in long-term interest-bearing investments.

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

Guarantees

Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”) requires disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. Learning Tree International, Inc. occasionally provides guarantees for operating leases of its subsidiaries that could obligate it to make future payments if the primary entity fails to perform under its contractual obligations. The guaranteed leases have various expiration dates that extend through fiscal year 2012. The remaining maximum obligations under these leases as of June 30, 2006 totaled approximately $7,400. Learning Tree International, Inc. does not currently expect to have any financial obligations as guarantor in case of default.

Contingencies

Currently, and from time to time, Learning Tree is involved in litigation incidental to the conduct of its business. As of June 30, 2006, Learning Tree is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

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

RESTATEMENTS

As more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, we restated certain of our previously issued consolidated financial statements, including those for the three and nine months ended July 1, 2005. The restatement for the three and nine months ended July 1, 2005 primarily relates to the correction of accounting for income taxes, leases and asset retirement obligations, and municipal auction rate securities. Except as otherwise specified, the following discussion and analysis of results of operations and financial condition are based upon such restated financial data.

The impact of these restatements for the three months ended July 1, 2005 was to reduce net income of $0.9 million by $1.7 million which resulted in a net loss of $(0.8) million and to reduce earnings per share from $0.05 to a loss of $(0.05) per share. For the nine months ended July 1, 2005 the impact was to reduce net income of $1.2 million to a net loss of $0.7 million and to reduce earnings per share from $0.07 to a loss of $(0.04) per share. Our restated financial statements also reflect the presentation of auction rate securities as available for sale securities rather than as cash and cash equivalents. Accordingly, we have included the purchases and sales of these securities within the investing section of the statement of cash flows, resulting in increased cash flows used in investing activities for the nine months ended July 1, 2005 of $9.6 million.

OVERVIEW

Learning Tree is a leading worldwide vendor-independent provider of training to information technology (“IT”) professionals and managers working in business and government organizations. Since our founding in 1974, we have set the highest standards of excellence in educating and training IT professionals and managers from government and commercial customers from around the world.

We offer a broad, proprietary library of intensive instructor-led courses from two to five days in length, comprising 154 different course titles representing over 3,600 hours of training. Our courses focus on web development, operating systems, programming languages, databases, computer networks, computer and network security, wireless technologies, open source applications, project management, leadership and professional development. During the third quarter of fiscal 2006, we expanded our management course offerings to 41 titles in order to meet demands for these courses from both our technical and non-technical customer managers. During the third quarter of our 2006 fiscal year, we released eight courses and retired seven courses. Our management courses now comprise approximately 27% of our course library. We plan to continue to develop additional management course titles and increase our marketing budget for our management courses.

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

As discussed in more detail throughout our MD&A for the three and nine months ended June 30, 2006:

•	Our revenues for our third quarter were $41.2 million compared to $40.5 million for the corresponding quarter. In the first nine months of fiscal 2006, our revenues were $115.3 million compared to $115.1 million for the same period in fiscal 2005;

•	Our net income for our third quarter was $0.6 million versus a net loss of $0.8 million for the same quarter of fiscal 2005. The disparity in net loss relates primarily to the substantial difference in the annual effective tax rate of 29% for fiscal 2006 compared to 167% for fiscal 2005, when permanent differences resulted in an unusually high tax rate because of that year’s small pre-tax income and a one-time charge of $1.1 million relating to a lost tax deduction from fiscal 2001. This year’s quarterly rate reflects a lesser effect of permanent differences in anticipation of somewhat improved annual pre-tax income and the net benefit of certain adjustments that have been accounted for within the third quarter as provided by generally accepted accounting principles;

•	Our cash flows from operations for the nine month period ended June 30, 2006 were positive and we have no debt with financial institutions; and

•	The sum of our cash and cash equivalents and available for sale securities decreased by $4.6 million to $70.7 million at June 30, 2006 from the year-end balance at the end of fiscal 2005.

Several common factors pertain to the financial discussion which follows. First, our management courses have a shorter average duration than our IT courses and, therefore, typically have lower average revenue per event and cost per event than our IT courses. Management courses also use less computer equipment on average than our IT courses, which further reduces their comparative cost per event. Additionally, courses held at customer locations are shorter, on average, than courses held in our own education centers. As a result, they typically have lower average revenue and lower cost per event. Finally, cost per event for courses held at customer locations is further reduced from those held in our own education centers because the cost of facilities is typically borne by our customer.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended		Nine months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
		(restated)		(restated)
REVENUES	100.0%	100.0%	100.0%	100.0%

COST OF REVENUES	49.3%	50.6%	49.9%	50.2%

GROSS PROFIT	50.7%	49.4%	50.1%	49.8%

OPERATING EXPENSES:
Course development	6.9%	5.0%	6.6%	5.1%
Sales and marketing	27.9%	28.2%	28.0%	28.4%
General and administrative	16.6%	15.0%	16.5%	16.8%

Total operating expenses	51.4%	48.2%	51.1%	50.3%

(LOSS) INCOME FROM OPERATIONS	(0.7)%	1.2%	(1.0)%	(0.5)%

OTHER INCOME, NET	2.4%	1.3%	2.2%	1.5%

INCOME BEFORE INCOME TAXES	1.7%	2.5%	1.2%	1.0%

INCOME TAX PROVISION	0.2%	4.4%	0.3%	1.6%

NET INCOME (LOSS)	1.5%	(1.9)%	0.9%	(0.6)%

THREE AND NINE MONTHS ENDED JUNE 30, 2006 COMPARED WITH COMPARABLE PERIODS ENDED JULY 1, 2005

Revenues. From quarter to quarter, our revenues have historically fluctuated. The fluctuations may be caused by many factors, or combinations of factors, including: the frequency of course events; the timing, delivery and response to marketing campaigns; the timing of the introduction of new course titles; our ability to attract and retain customers; and currency fluctuations.

Our revenues in the third quarter increased by 2% compared to the same period in fiscal 2005. This increase was the result of a 1% increase in the number of attendees at our courses and a 1% increase in revenue per attendee. For the first nine months of fiscal 2006, our revenues remained at the same level as in the corresponding period in fiscal 2005. The constant level of revenues results from an increase in the number of course attendees compared to the prior year, partially offset by a decrease in revenue per attendee. The decline in revenue per attendee is the result of an increase portion of our courses being held at customer locations and the increase in the percentage of attendees at our management courses.

During the third quarter of fiscal 2006, we trained 24,091 course participants, a 1% increase from the 23,947 participants that were trained in the same quarter last year. For the first nine months of fiscal 2006, we trained 68,701 course participants, a 5% increase from the prior year’s 65,310 participants.

During the third quarter of fiscal 2006, we provided a total of 92,284 attendee-days of training, a 3% decrease from the 94,714 attendee-days we provided in the third quarter of fiscal 2005. In management courses, we provided 23,419 attendee-days of training during the third quarter of fiscal 2006, a 6% increase compared to 22,166 attendee-days in the same quarter of the prior year. In technology courses, we provided 68,865 attendee-days of training during the third quarter of fiscal 2006, a 5% decrease from 72,548 attendee-days in the third quarter of fiscal 2005.

For the first nine months of fiscal 2006, we provided a total of 263,314 attendee-days of training, a 1% increase from the 260,221 attendee-days in the same period in fiscal 2005. In management courses during the first nine months of fiscal 2006, we provided 66,860 attendee-days of training, an 18% increase over the 56,527 attendee-days in the corresponding period in fiscal 2005. In technology courses for the first nine months of fiscal 2006, we provided 196,454 attendee-days of IT training, a 4% decrease from the 203,694 attendee-days in the first nine months of fiscal 2005.

While attendance at our technology courses decreased somewhat from last year, we are encouraged by the much-reduced rate of decline from prior years. We believe that the technology training market appears to be stabilizing, and we intend to continue to develop and deliver courses that help our customers improve their productivity by making the most of their investment in technology products, services, and people. As a result, we have invested in increasing the number of technology course titles we offer, in addition to increasing the number of course titles in our management curriculum.

During the third quarter of fiscal 2006 and the first nine months of fiscal 2006, our average revenue per attendee was 1% higher and 5% lower, respectively, compared to the same periods in the prior fiscal year. Excluding the unfavorable effects of exchange rates of 1% and 2% in the third quarter and in the first nine months of fiscal year 2006, respectively, our average revenue per attendee increased by 1% and decreased by 3% in the third quarter and first nine months of fiscal year 2006 as compared to the same periods in fiscal year 2005, largely as a result of price increases, a slight increase in the percentage of attendee-days provided at our own education centers and a decrease in the percentage of lower-price passport participants and a corresponding increase in the percentage of higher-price voucher participants.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel and living expenses, course materials and equipment, freight, classroom facilities and refreshments.

During the third quarter of fiscal 2006, we presented 1,980 events compared to 1,982 events conducted during the same period in fiscal 2005. Our cost of revenues for the third quarter of fiscal 2006 was $20.3 million compared to $20.5 million in the same period of last year, a decrease of approximately 1%. Our cost of revenues as a percentage of our revenues was 49.3% for the third quarter of fiscal 2006 as compared to 50.6% in the same quarter of fiscal 2005.

Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

Excluding the effect of exchange rates, the increase in cost of revenues as a percentage of revenues in the third quarter of fiscal 2006 compared to the same period in the prior year reflects a 2% increase in average revenue per event and no change in the average cost per event. The increase in our average revenue per event, excluding the effect of exchange rates, results principally from the increase in our average revenue per attendee-day (discussed above) and to a lesser extent an increase of 1% in our average attendees per event, partly offset by an increase in the proportion of events held at customer locations, which typically have a lower average revenue per event then events held in our own education centers. The unchanged average cost per event, excluding the effect of exchange rates, primarily reflects a slight increase due to one-time costs associated with our move to our new Education Center in New York City, offset by an increase in the proportion of course events held at customer locations during the quarter compared to the same period in fiscal 2005.

For the first nine months of fiscal 2006, we presented 5,682 events compared to 5,367 events during the corresponding period of fiscal 2005. This increase principally resulted from an increase in the number of events conducted at customer sites.

For the first nine months of fiscal 2006, the cost of revenues decreased by $0.3 million to $57.5 million compared to the corresponding period in the prior year. For the first nine months of fiscal 2006, the cost of revenues decreased to 49.9% of revenues as compared to 50.2% for the same period of the prior year.

Excluding the effect of exchange rates, the cost of revenues as a percentage of revenues for the first nine months for fiscal 2006 reflects a 3% decrease in average revenue per event, partially offset by the effect of a 4% decrease in the average cost per event compared to the same period in fiscal 2005. For the first nine months for fiscal 2006, the decrease in average revenue per event reflects a decrease in our average revenue per attendee and a decrease of 1% in our average attendees per event compared to the same period in fiscal 2005. The decrease in the average cost per event, excluding the effect of exchange rates, primarily reflects results from a higher percentage of courses held at customer locations and, to a lesser extent, an increase in the percentage of management courses held during the first nine months of fiscal 2006 compared to the corresponding period in fiscal 2005.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. All costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

Beginning in the second quarter of fiscal 2006, we have significantly increased our spending on course development. During the three and nine months of 2006, course development expenses were 6.9% and 6.6% of revenues as compared to 5.0% and 5.1% in the same period of the prior year. During the third quarter of fiscal 2006, we increased our spending on course development by 45% to $2.9 million compared with $2.0 million the same quarter last year. For the first nine months of fiscal 2006, the course development expenses increased by 30% to $7.6 million compared to $5.8 million the same period in fiscal 2005.

As we have described previously, based on our customers’ reception to our management curriculum, we believe that we have a significant opportunity to continue growing our participants at our management courses by offering customers a product that is better and different from anything available in the market today. Accordingly, we are continuing an intensive project to revise our management courses using proprietary, innovative instructional methods which we are developing internally. Based on strong positive feedback from participants in our pilot testing of this approach, we believe our new proprietary methodology significantly advance the state of the art in instructor-led management training. Additionally, during the third quarter we continued to develop a number of new technology and management course titles which we believe can be successful, based on our market research. As noted in our previous filings, during the past several quarters we have been introducing new titles at a significantly higher rate than in past periods.

Our library of instructor led courses numbered 154 titles at the end of the third quarter of fiscal 2006 compared with 139 titles at the same point a year earlier. In the third quarter of fiscal 2006, we introduced eight new titles including four new technology titles and four new management course titles. We also retired seven technology titles during the quarter. For the first nine months of fiscal 2006, we introduced nine management titles and sixteen technology titles, and retired twelve technology titles.

At the end of June 30, 2006, we had 40 management titles in our course library, compared with 30 management titles at the same point a year earlier. Our library of technology titles increased to 114 titles at the end of our third quarter fiscal 2006, compared to 109 titles at the corresponding period a year earlier.

Sales and Marketing Expenses. Sales and marketing expenses include compensation costs and travel-related costs for sales and marketing personnel; the cost of designing, producing and distributing direct mail marketing and media advertisements; and the cost of information systems to support these activities. Our sales and marketing expense, in particular, our expenditure on course catalog is one of our largest expenditures. We have carefully adjusted the market segments to which we mail our catalogs, and are presently evaluating a number of additional ways to increase the efficiency of our marketing expenditures by spending less without materially affecting the response to that marketing. At the same time, we have been increasing our sales staff in certain operating units with appropriately trained and managed personnel. Based on our experience to date in those operating units, we intend to continue expanding our sales staffing in order to implement this strategy in all operating units.

Our sales and marketing expenses in our third quarter of fiscal 2006 were 27.9% of revenues, compared with 28.2% for the same quarter in the prior year. For the first nine months of fiscal 2006, our sales and marketing expenses were 28.0% of revenues compared to 28.4% in the last year. Sales and marketing expenses remained relatively constant at $11.5 million and $11.4 million during the third quarters of fiscal 2006 and 2005, respectively. For the first nine months of fiscal 2006, our sales and marketing expenses decreased to $32.2 million from $32.7 million during the same period in fiscal 2005. This decrease was a result of a reduction of $1.0 million associated with reduced catalog mailings, postage and lower fulfillment costs and the effects of changes in foreign exchange rates, partially offset by an increase in sales staffing and related costs of $0.5 million.

General and Administrative Expenses. Our general and administrative expenses of $6.8 million in the third quarter of fiscal 2006 were 16.6% of revenues compared with $6.1 million, or 15.0% of revenues, in the same quarter of the prior year. This increase is primarily related to stock compensation applicable to general and administrative employees of $0.2 million, an increase in depreciation and amortization costs associated with certain new facilities of $0.2 million, increased general professional fees of $0.1 million, and other administrative related expenses of $0.2 million.

Our third quarter results include expenses associated with stock option compensation in accordance with FAS 123R. Total FAS 123R expense for our third quarter was $0.3 million, the majority of which is recorded as general and administrative expense, as noted above. The remainder of our FAS 123R expense is apportioned among our other expense categories, based on where we record the labor costs for the individuals with whom the stock option compensation expense is associated. We do not expect the distribution of FAS 123R expense among expense categories to differ significantly from one quarter to the next. Because we adopted FAS 123R effective October 1, 2005, we did not report stock option compensation expense in any quarter of fiscal 2005.

For the first nine months of fiscal 2006, our general and administrative expenses were $19.1 million or 16.5% of revenues, a decrease from $19.4 million or 16.8% of revenues as compared to the same period in fiscal 2005. This decrease is primarily attributable to the reduction in the UK sublease provision of $1.4 million and a decrease in general staffing costs of $0.4 million. These reductions were partially offset by an increase of $0.7 million in general professional service fees, stock compensation costs applicable to general and administrative employees, of $0.5 million, an increase in depreciation and amortization of $0.2 million and other administrative costs of $0.1 million.

Other Income, Net. Other income, net primarily comprises of interest income and foreign currency transaction gains and losses. During our third quarter of fiscal 2006, other income, net totaled $1.0 million, an increase of $0.5 million over the same quarter of our prior fiscal year. The increase is mainly due to higher interest rates than those in the same quarter of our prior year, partly offset by slightly lower cash balances. For the first nine months of fiscal 2006, other income, net totaled $2.5 million, an increase of $0.8 million over the corresponding period of fiscal 2005.

Income Taxes. Our effective tax rate decreased to 14% and 29% for our three and nine months ended June 30, 2006, respectively, as compared to 174% and 167% for the three and nine months ended July 1, 2005, respectively. This is principally due to an expected increase in pre-tax income for fiscal year 2006. The lower effective tax for the third quarter of 2006 is attributable to the net benefit of certain adjustments that have been accounted for within the quarter as provided by generally accepted accounting principles. The effective tax rate in fiscal 2005 was unusually high as a result of the impact of permanent differences, which had a larger percentage impact in 2005 when pre-tax income was significantly lower, and the impact of the $1.1 million one-time charge relating to a prior year lost tax deduction from fiscal 2001. We have a number of permanent tax differences that result in a higher annual effective tax rate as pre-tax income decreases to low levels. Therefore, we are using a lower effective tax rate in fiscal 2006 than fiscal 2005 based on a higher projected pre-tax income in fiscal 2006 than in the prior year.

Net Income (Loss). Net income for our third quarter of fiscal 2006 was $0.6 million compared to a net loss of $(0.8) million in the same quarter of fiscal 2005. Our net income for the first nine months of fiscal 2006 was $1.0 million as compared to a net loss of $(0.7) million for the same period in fiscal 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006 the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (FAS 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet assessed the impact of the adoption of FIN 48 on its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash being generated from operations, and cash and cash equivalents plus available for sale securities, which together totaled $70.7 million at June 30, 2006. During the nine months ended June 30, 2006, the total of our cash and available for sale securities decreased $4.6 million compared to their balances at the end of our 2005 fiscal year.

Cash Flows. Our cash and cash equivalents decreased $13.7 million to $43.0 million from $56.7 million at September 30, 2005. This decrease is primarily related to $18.2 million used in investing activities and $1.9 million used for open market purchases of Learning Tree common stock, offset by the cash generated from operations of $5.4 million.

	Nine months ended
	(in millions)
	June 30, 2006	July 1, 2005	(Decrease) Increase
Cash provided by (used in) operating activities	$5.4	$(1.3)	$6.7
Cash used in investing activities	$(18.2)	$(13.4)	$4.8
Cash used in financing activities	$(1.9)	$(3.1)	$(1.2)

During the nine months ended June 30, 2006, we generated positive cash flow from operations primarily due to our net income and the increase in deferred revenues. These increases were partially offset by a reduction in accounts receivable and accounts payable and other accrued liabilities due to the timing of payments to vendors.

Cash used in investing activities during our first nine months of fiscal year 2006 increased $4.9 million from the same period of the prior year due to an increase in purchases of leasehold improvements principally for our new education center in New York City and the required pledge of a cash deposit as collateral for a new facility lease offset by fewer purchases of available for sale securities.

During the nine months ended June 30, 2006, we purchased 166,527 shares of our common stock at a total cost of $1.9 million. In comparison, during the same period a year earlier, we purchased 229,250 shares of our common stock at a total cost of $3.1 million. In prior periods we have from time to time made purchases of our stock in the open market. Our Board of Directors has recently noted potential negative impacts from reducing Learning Tree’s public float below current levels, and accordingly we currently intend to discontinue such purchases. However, we reserve the right to make additional purchases of our common stock in any amount at any time.

Liquidity. At June 30, 2006 our working capital was $29.5 million, a $5.4 million decrease from our working capital balance at September 30, 2005. During the first nine months of fiscal 2006, accounts payable decreased $0.2 million; other accrued liabilities decreased $0.6 million due to the timing of payments to suppliers and a deferred revenue increase of $3.9 million. Overall, our total current liabilities were at a higher level at June 30, 2006 compared to September 30, 2005.

We do not have any outstanding indebtedness or open lines of credit. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents, investments and cash flows from operations to finance our cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the nine months ended June 30, 2006, we made capital expenditures of $7.8 million which consisted of leasehold improvements of $5.9 million, the majority of which relates to our new education center in New York City and purchases of course and office equipment for $1.9 million. Planned capital expenditures for the remainder of fiscal 2006 are approximately $4.0 million.

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

We have entered into purchase commitments with a certain printing vendor to obtain favorable pricing for catalog printing services, as discussed more fully in Note 8 to our unaudited condensed consolidated financial statements. Under the terms of these agreements, we committed to minimum production runs of catalogs during fiscal years 2006 and 2007. To the extent that we do not purchase the contractual minimum amount of services, we must pay the vendor the shortfall. We expect to meet the contractual minimums through our normal course of business.

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

Our contractual obligations as of June 30, 2006 are consistent in all material respects with our year-end disclosure in Item 7, MD&A “Contractual Obligations” of our Annual Report on Form 10-K for the year ended September 30, 2005.

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

We changed the accounting for our stock option plans from the intrinsic value method used prior to October 1, 2005 to the fair value method as required by FAS 123R. We adopted FAS 123R using the modified prospective transition method. Our consolidated financial statements for the three and nine months ended June 30, 2006, reflect the impact of FAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R for the nine months ended June 30, 2006 was $0.8 million. There was no stock-based compensation expense related to employee stock options recognized during the nine months ended July 1, 2005 because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the dates of grant.

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

As stock-based compensation expense recognized in the consolidated statements of operations for our fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience.

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

OUTLOOK

We anticipate revenues for our fourth quarter of fiscal year 2006 will be approximately $37.5 to $39.5 million, compared to $36.5 million in the fourth quarter of our prior year.

We expect that the gross profit as a percentage of revenues for our fourth quarter of fiscal year 2006 will be between 49.0% and 50.5% compared to 49.5% in our fourth quarter of fiscal 2005.

We expect our overall operating expenses for our fourth quarter of fiscal year 2006 will be approximately $19.5 million, compared to $18.6 million in the same quarter of our prior fiscal year. This increase primarily reflects our increased spending on course development, increased sales personnel costs, increased compensation expense related to our adoption of FAS 123R, increased depreciation and amortization, and an increase in general and administrative staffing, partially offset by reduction in professional fees and marketing expenses. We expect to spend approximately $0.8 million more on product development in the fourth quarter of fiscal 2006 than in the same quarter last year. These increased expenditures relate to the project to enhance our management course offerings as well as the development of a larger number of new course titles compared to the same quarter last year, and which will be introduced in the fourth quarter of fiscal 2006 and first quarter of fiscal 2007.

Our interest income reflects changes in interest rates as well as changes in our cash balance. We expect our fourth quarter interest income will be approximately $0.9 million.

We estimate that our effective tax rate in the fourth quarter of fiscal 2006 will be approximately 46%, compared to an effective tax rate of approximately 73% for the fourth quarter of the prior year.

Based on the above, we are anticipating results for the quarter ending September 29, 2006 between a net loss of $0.1 million to net income of $0.7 million, or a loss of $0.01 to a profit of $0.04 per share, respectively, compared to a restated net income of $0.03 million, or a profit of $0.01 per share, in the same period of the prior year.

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

With respect to the material weakness relating to our finance and accounting staffing, during the nine months ended June 30, 2006 we completed the revision of our organization chart for our corporate finance and accounting department, which includes new, as well as upgraded positions. As a result of an active search and hiring process, we have filled those positions. In addition, we are using external resources to undertake the new procedures described below, and plan to continue to use them until the hiring and training of new staff is completed.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

LEARNING TREE PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 28, 2006	65,600	$12.23	—	—
April 29, 2006 – May 26, 2006	40,000	$10.04	—	—
May 27, 2006 – June 30, 2006	—	—	—	—
Total	105,600	$11.40	—	—

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 9, 2006 on its behalf by the undersigned thereunto duly authorized.

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