Form 10-K
period 2006-09-26
LEARNING TREE INTERNATIONAL INC
filed 2007-04-30
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2006

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

(703) 709-9119

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

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of April 10, 2007, was $98,560,769. (Excludes 7,834,932 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of April 10, 2007, was 16,495,808 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Except for historical statements, the matters addressed in the discussion which follows are forward-looking statements. Please do not put undue reliance on these forward-looking statements, since they are based on key assumptions about future risks and uncertainties. Although we believe that our assumptions are reasonable, inevitably some will prove to be incorrect. As a result, our actual future results can be expected to differ from those in the discussion that follows, and those differences may be material. We are not undertaking any obligation to update forward-looking statements.

In order to help the reader assess the major risks in our business, we have identified many, but not all, of these risks in Exhibit 99.1, “Risk Factors” (“Exhibit 99.1”). Please read that exhibit carefully. Some of the factors discussed in Exhibit 99.1 that could affect us include risks associated with:

•	The timely development, introduction, and customer acceptance of our courses;

•	Competition;

•	International operations, including currency fluctuations;

•	Changing economic and market conditions;

•	Technology development and new technology introduction;

•	Efficient delivery and scheduling of our courses;

•	Adverse weather conditions, strikes, acts of war or terrorism and other external events; and

•	Attracting and retaining qualified personnel.

PART I

Item 1. BUSINESS

Overview

Learning Tree International, Inc. is a leading worldwide vendor-independent provider of training and education to managers and information technology (“IT”) professionals working in business and government organizations. Since our founding in 1974, we have provided high-quality training to over 1.7 million managers and IT professionals. In fiscal year 2006 we provided training to 90,511 course participants. Approximately two-thirds of Learning Tree course participants come from large multi-national and international companies and government organizations, and approximately one-third come from small and medium-size companies.

We offer a broad proprietary library of intensive instructor-led courses from two to five days in length, comprising 152 different course titles representing 3,552 hours of training as of September 29, 2006, including 109 information technology course titles and 43 management course titles. Learning Tree courses focus primarily on operating systems, databases, computer networks, computer and network security, web development, leadership and professional development, key business skills, programming languages, software engineering, project management, and open source applications.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Our proprietary course development process also allows us to customize our courses for delivery at our customers’ sites.

We design our own vendor-independent IT courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. All Learning Tree courses are highly interactive, and incorporate extensive hands-on exercises or case study workshops. Our management courses, while addressing core concepts and theory, focus heavily on providing skills, tools, and technologies that participants can apply immediately upon returning to their jobs. In fiscal year 2006, we re-released 13 of our management course titles which had been re-written to incorporate our new proprietary RealityPlus™ instructional methodology. Our RealityPlus™ courses utilize extensive multi-media simulations to teach practical management techniques. This innovative methodology provides an environment in which RealityPlus™ course participants learn entirely by doing. Throughout the courses, they gain extensive experience applying new management skills in life-like challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, RealityPlus™ course participants achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplace.

After assessing market need, most courses are translated into French, Swedish and Japanese. Based on their sophistication and quality, all Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute (PMI).

We offer our proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden and Japan, and generate over half of our revenues internationally. Each operating subsidiary is staffed by local personnel responsible for the sale and delivery of Learning Tree courses in that country. Our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2006, we presented courses in 26 countries.

Business Strategy

Our long-term objective is to sustain and grow our position as a leading worldwide vendor-independent provider of training and education to managers and IT professionals and thus become the provider of choice for large and medium-sized commercial and government organizations. To achieve our objective, we focus on providing individuals with the knowledge and skills they need to contribute immediately and directly to their employers’ key business objectives, and on developing and maintaining long-term relationships with our corporate customers and course participants.

Commitment to Quality Training. For the past 32 years, we have set the highest standards of excellence in educating and training managers and IT professionals throughout the world. These high standards are important drivers of our long-term success. In fiscal year 2006, course participants continued to rate Learning Tree instructors and courses at the highest levels in our history. These ratings reflect improvements in the classroom that include our patented MagnaLearn™ instructional enhancement system and the latest up-to-date course equipment, ongoing revision and updating of our course materials, and steady, regular improvement of instructor skills and capabilities.

High Quality Instructor Team. At September 29, 2006, we had 689 course instructors located around the world, each of whom was a practicing professional combining both expert subject knowledge and extensive “real world” experience. Learning Tree instructors teach an average of approximately 11 course events per year on an “as-needed” basis. During the rest of the year they apply the skills that they teach, either as full-time employees for other companies or as independent consultants. This “on-demand” structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to our customers’ needs for management and IT skills training. In addition, because Learning Tree instructors generally spend the majority of their time working in industry settings, they provide us with unique access to industry experts on management and IT trends throughout the world.

Our success depends on our ability to attract and retain highly skilled instructors. We use a highly systemized program in each of our local operating subsidiaries to recruit, train, coach, manage and evaluate our instructor team.

Broad Proprietary Course Library. We offer a broad, proprietary library of 152 instructor-led course titles comprising 3,552 hours of classroom instruction covering a wide range of management and IT topics. Our intensive two- to five-day courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted CPE provider of the ISC2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the PMI.

The following table itemizes the number of Learning Tree course titles by curriculum at September 29, 2006:

Curriculum	Number of Course Titles	Total Hours of Training

Windows Systems and Exchange	15	420
SQL Server	11	282
Visual Studio and .NET Development	13	312
Access	3	78
RDBMS, Oracle10g and Oracle9i	9	258
Web Development and XML	12	258
Applied Management	12	228
Key Business Skills	16	258
Project Management	10	216
Security	11	270
Software Engineering	10	234
Java, C++ and Perl Programming	10	240
UNIX, Linux and Solaris	6	144
Networking and PC Support	14	354

Total	152	3,552

As a leading vendor-independent provider of IT training, we design our courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive; most involve “hands-on” training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises, participating in group workshops and class interactions. Participants receive extensive printed course materials that facilitate learning and serve as a post-course reference tool.

Our management courses, while including core concepts and theory, focus heavily on providing skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises designed to apply key concepts in real-world situations, so that they are fully prepared to apply their new skills in their workplace environments. We have introduced a new performance-based training platform called RealityPlus™. Our RealityPlus™ courses bring the real world to life in the classroom through the use of computer-based and rich-media simulations, supplemented with substantial amounts of hands-on exercises and group activities, and facilitated by experts in their respective fields. RealityPlus™ prepares participants to apply the skills and knowledge they learn in our simulated projects, problems, and situations to the real-life tasks they will perform in the workplace.

At September 29, 2006, we offered 43 titles in our management curriculum, representing 28% of the entire course library, compared to 32 titles, or 23% at the end of fiscal year 2005.

To assist participants in their long-term professional development, we offer 43 Professional Certification programs, where participants must demonstrate mastery of subject matter by successfully completing four courses in a particular field, and passing a mastery examination for each course. Each Professional Certification Program is designed to teach all of the skills necessary to master a specific job function.

Over our 32-year history, we have developed and implemented a well-defined, systematic approach to rapidly develop, customize and update the Learning Tree course library and to translate our course content into multiple languages. Courses are organized into curricula that reflect general topics or disciplines. We continuously update and expand our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of Learning Tree customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and corporate customers, and from the development groups of leading IT vendors. In fiscal year 2006, we developed 29 new titles and retired 18 titles. We may or may not develop more titles than we retire in any period. Course development costs may increase in the future if we expand our course library. However, there can be no assurance that we will develop courses that keep pace with the introduction of new hardware, software and networking technologies or the need for key business skills training.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers, and external hotel and conference facilities worldwide. We can also present standard or customized courses on demand at customer facilities whenever and wherever they desire—with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 689 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver any Learning Tree course to any location in the world.

In fiscal year 2006, we presented 7,453 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 26 countries. We have six operating segments, which are combined into one reporting segment for the design and delivery of training courses and related services. See Note 10 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. See also, the “Markets and Competition” subheading of Item 1, Business. We currently operate wholly-owned subsidiaries in the United States (since 1974), France (since 1977), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in that country. Our international operations produced over half of our revenues in fiscal year 2006 and face certain risks inherent to international businesses, such as: currency fluctuations; potential difficulties in translating course subject matter into foreign languages; varying political and economic conditions; changes in government regulation; trade barriers; difficulty in staffing foreign offices and in training and retaining foreign instructors; adverse tax consequences; and potential costs associated with expansion into new territories. There can be no assurance that such factors will not have a material adverse effect on us in the future.

On a continuous basis, we evaluate the possibility of expansion of our operations both within cities with existing Learning Tree Education Centers and in new cities or countries. There can be no assurance that we will open additional education centers in the future or that such additional education centers will be successful. Additionally, there can be no assurance that we will continue to operate all existing education centers.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base. We focus on training the employees of large multi-national and international companies and government organizations throughout the world, and seek to build continuing relationships both with our individual course participants and their employers. Learning Tree customers generally operate in the finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy sectors, among others. In fiscal year 2006, we provided training to 90,511 course participants and over 200 of our corporate customers purchased more than $100,000 of Learning Tree training. No customer accounted for 10% or more of our revenues in fiscal years 2006 or 2005.

In fiscal year 2006, we continued our efforts to develop broader enterprise-wide relationships with a small number of large customers. In an enterprise-wide relationship, we achieve preferred supplier status and can provide training services more readily—with fewer administrative or bureaucratic requirements—to individual employees of the customer. Within these enterprise-wide provider programs, we can provide management training services for our customers in addition to training at Learning Tree Education Centers, external hotel and conference facilities, as well as customer sites worldwide.

Multi-Tiered Sales and Marketing Organization. We employ a multi-tiered sales and marketing organization that integrates direct mail, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers.

Since our inception, we have created and built a strong brand image for providing high-quality training for managers and IT professionals through the frequent and prominent use of our trademarks in direct marketing and course materials. We market our courses primarily through direct mail and electronic mail to our proprietary database of over 2.4 million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and also use direct mail to reach other managers and IT professionals on rented mailing lists. We also utilize targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. To further expand the direct e-mail marketing programs, we use rented e-mail address lists to augment our own database. In addition, we market our products and services over the Internet on our website (http://www.learningtree.com). (Information contained on our website is not part of this Annual Report on Form 10-K.)

We have a telemarketing sales team which comprised approximately 130 telemarketers and related support staff at September 29, 2006. Learning Tree telemarketers are responsible for developing and extending our business relationship with our customers by calling customer leads generated from direct mailings, e-mail marketing, website inquiries and other sales and marketing programs. In addition, our sales team follows up on inquiries from customers and potential clients, and works to identify key personnel at clients with the potential to become major customers. We use a proprietary automated system which provides our telemarketers with information that facilitates rapid response to inbound callers, provides targeted lists for outbound calling, records the results of calls and automates the sales follow-up process.

At September 29, 2006, we employed a field sales team of approximately 50 direct field sales representatives and related support staff. The direct sales force primarily focuses on selling training which is delivered at Learning Tree customer sites.

To remain successful, we must continue to expand our business with both existing and new customers. To encourage repeat purchases from existing customers, we offer two different multiple-course discount programs – Learning Tree “Training Passports” and Learning Tree “Training Vouchers”—and also provide Professional Certification Programs, as described earlier. We believe that in addition to generating revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree courses to their colleagues.

Learning Tree Training Passports permit an individual Passport holder to attend up to a specified number of courses during a twelve-month period. The Passports are generally sold as four-course Passports. The list price for a four-course Passport is approximately equivalent to two individual four-day courses. The Learning Tree Training Voucher program allows corporate customers to buy blocks of five or more Vouchers at a fixed discounted price, for future courses to be taken by any person in the client company over a 12-month period.

Markets and Competition

Instructor-Led Training. The management and IT training markets include outside third-party providers of training, as well as in-house training conducted by organizations for their own employees. Third-party providers of IT training include a group of “vendor-dependent providers”, who deliver courses developed by the vendors of software and hardware technologies and who depend heavily on those vendors to market their courses. The IT training market also includes “vendor-independent providers”, such as Learning Tree, who independently develop, market and deliver proprietary courses. In addition, third-party providers of management training include “for-profit providers”, who provide training largely as a professional development service, and both for-profit and not-for-profit “academic providers”, who offer courses that lead to accredited undergraduate or graduate degrees.

In these markets, we are a for-profit vendor-independent provider of management education and IT training. Some competitors offer course titles and programs similar to ours at lower prices. In addition, some competitors have greater financial or other resources than we do.

Our main IT training competitors are vendor-dependent and include the IT hardware and software vendors themselves. Many hardware and software vendors supply training, sometimes bundled in the prices of their products. Other vendor-dependent providers are Authorized Technical Education Centers (“ATECs”) and Certified Technical Education Centers (“CTECs”) that deliver these vendors’ proprietary courses. Vendor-dependent providers may have, or claim, greater knowledge of upcoming developments in their products, and their certifications are widely recognized. We differentiate ourselves from vendor-dependent providers by maintaining a vendor-independent posture and providing cross-platform training solutions. By being vendor-independent, we can address both the strengths and the weaknesses of a product and teach IT professionals how to integrate one product with those of other vendors in a multi-vendor configuration. We leverage the expertise of Learning Tree instructors and authors, to ensure that we offer a level of expertise that matches or exceeds that of vendor-dependent providers while also providing a vendor-independent platform that provides meaningful product comparisons.

Our principal management education competitors include for-profit and not-for-profit post-secondary educational providers, as well as training companies who focus—as do we—on providing continuing professional development programs to government and commercial organizations and the employees of those organizations. We differentiate ourselves from these competitors by adopting a more practical, results-oriented approach to management education than is typical in this market, as well as through our focus on performance-based learning, our patented MagnaLearn™ Instructional Enhancement Technology, and our recently introduced RealityPlus™ simulation-centric educational methodology.

We believe that the majority of third-party providers—whether in management or IT—are smaller organizations which often provide training as one of several services or product lines. We differentiate ourselves from these providers based on our experience over more than three decades, the breadth and quality of our proprietary course library, our worldwide delivery capability, and the size, quality and experience of our instructor force.

Internal training departments generally provide companies with the most control over the method and content of training, enabling them to tailor programs to their specific needs. However, we believe that since internal trainers find it difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand, organizations must supplement their internal training resources with externally supplied training. This is particularly critical when dealing with new or emerging technologies. Additionally, internal training departments may not operate consistently on a worldwide basis, where we offer consistent management and IT courses, processes and quality around the globe.

E-Learning. Management and IT training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. We believe that instructor-led training will continue to fill the largest portion of the market because classroom-based instructor-led training provides the greatest foundation for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem solving with their instructor and fellow participants concerning their specific projects and applications. Furthermore, instructor-led classroom training insulates course participants from workplace interruptions and thus accelerates their learning of new technologies. The use of technology-based IT training formats, such as Internet-based e-learning, appears to have gained some acceptance in the IT training and education market.

Employees

Our personnel are critical to our success. Our management team has extensive experience in the training and education industry with an average of nearly 13 years of experience with us and nearly 17 years of relevant industry experience.

On September 29, 2006, we had a total of 481 full-time equivalent employees, of whom 206 were employed outside the United States. We also utilized the services of 689 expert instructors to teach our courses on an “as-needed” basis. We consider our relations with our employees and our instructors to be good. See Exhibit 99.1.

Intellectual Property Rights

“LEARNING TREE”, “LEARNING TREE INTERNATIONAL”, the Learning Tree Design logo, “LEARNING TREE INTERNATIONAL” and design, “LEARNING TREE PROFESSIONAL CERTIFICATION” design, “EDUCATION IS OUR BUSINESS”, “EDUCATION YOU CAN TRUST”, “WE BRING EDUCATION TO LIFE”, “PRODUCTIVITY THROUGH EDUCATION”, “REALITYPLUS MANAGEMENT EDUCATION FOR THE REAL WORLD and design”, “TRAINING PASSPORT”, “TRAINING ADVANTAGE”, “ALUMNI GOLD”, “TRAINING YOU CAN TRUST”, “WE BRING LEARNING TO LIFE”, “WWW.LEARNINGTREE.COM”, “MAGNALEARN”, “VENDOR INDEPENDENT TRAINING YOU CAN TRUST”, “ON-SITE COURSES” and design”, “800-LRN-TREE”, and “800-THE-TREE” are among our trademarks and service marks. In addition to the trademarks and service marks, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

We own the copyright to all course materials we develop. Our copyrighted course materials are a significant differentiator of our services from those of our competitors.

We cannot be certain that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar course titles or delivery methods. If substantial unauthorized use of our products were to occur, our business and results of operations could be materially adversely impacted. We may also have to defend against claims that our current or future courses infringe on the proprietary rights of others. Defending and prosecuting these claims could have a material adverse effect on our operating results.

Regulatory Environment

We are paid directly by the employers of Learning Tree course participants and do not receive funding from any government aid or loan programs. As a result, we do not depend on government appropriations for those programs and are generally exempt from the governmental regulation of public education providers. In contrast, providers of education to the public must comply with many laws and regulations of Federal, state and international governments. However, our operations could be affected by current or future licensing or regulatory requirements.

Available Information

We make available on our website (http://www.learningtree.com), free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission. (Information contained on our website is not part of this Annual Report on Form 10-K.) Our Annual Reports on Form 10-K may also be obtained free of charge by written request to the Chief Financial Officer, Learning Tree International, Inc., 1805 Library St., Reston, VA 20190.

Item 2.	PROPERTIES

Our headquarters are located at 1805 Library Street, Reston, Virginia 20190.

We own a 38,500 square foot office facility in Reston, Virginia which is occupied by the sales, administrative and operations groups of our U.S. subsidiary. We lease all of our other offices and education center classroom facilities. The leases expire at various dates over the next 13 years. We also present our courses at rented hotel and conference facilities and customer sites. We typically provide all of the software, hardware and networking systems required for use in our courses.

We believe that our facilities are adequate and suitable for our needs. In general, at current attendee levels, we have some excess capacity at most of our education centers. For our United Kingdom education facility we entered into a series of subleases in fiscal year 2005 that resulted in the aggregate subleasing of three and one-half floors. See below and Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal Year 2006 Compared with Fiscal Year 2005” and “Critical Accounting Estimates and Policies” for further discussion.

We present our classroom courses at Learning Tree Education Centers in Atlanta, Boston, Chicago, Los Angeles, New York City, the Washington, D.C. area (three locations), Ottawa, Toronto, London, Paris, Stockholm, and Tokyo as well as in other rented facilities in those and other cities worldwide.

Learning Tree Education Center classrooms are custom-designed to accommodate the technical demands of our computer-based courses, and include our patented MagnaLearn™ Instructional Enhancement System and local area network within each classroom. The multi-modal communication techniques within the patented MagnaLearn™ System provide an enhanced learning experience for course participants by making it easier and faster for them to absorb information and grasp complex concepts.

The following table contains certain information regarding Learning Tree Education Centers and offices at September 29, 2006:

Location (Metropolitan Area)	Function(s)	No. of Classrooms	Total Area in Square Feet
Atlanta, GA	Education Center	9	16,903
Boston, MA	Education Center	6	13,717
Chicago, IL	Education Center	5	11,017
Los Angeles, CA	Education Center & Office	5	34,374
New York, NY	Education Center	19	41,724
Washington, DC area	Education Centers (3 sites)	34	78,902
Reston, VA	Offices (3 sites)	—	47,396
Paris, France	Education Centers & Office (2 sites)	29	58,287
London, England	Education Center	34	72,298	(a)
Leatherhead, England	Office	—	23,209	(b)
Ottawa, Canada	Education Center & Office	6	20,006
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	12	27,790
Tokyo, Japan	Education Center & Office	2	3,096

	Total	171	465,926

(a)	Excludes 39,702 square feet which we sublease to various subtenants. Subleases end at various dates prior to the end of our prime lease. See Note 1 to the audited financial statements for details on subleases. Some subtenants may opt for early termination based on their sublease agreements.
(b)	Excludes 7,000 square feet which we sublease to a single subtenant. Sublease ends co-terminus with our prime lease which ends in December 2010. Subtenant may opt for early termination effective May 2008.

Item 3.	LEGAL PROCEEDINGS

We are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006 through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the NASDAQ Stock Market:

	High	Low
FISCAL YEAR 2005
First Quarter	$15.65	$12.75
Second Quarter	16.38	13.05
Third Quarter	15.15	11.20
Fourth Quarter	13.25	11.85
FISCAL YEAR 2006
First Quarter	$15.87	$12.83
Second Quarter	13.04	11.59
Third Quarter	12.61	8.41
Fourth Quarter	8.86	7.39

As of April 10, 2007, there were over 700 holders on record of the Common Stock.

Volatility of Stock Price

Since our initial public offering, the price of our Common Stock has fluctuated significantly and may continue to do so in the future. We believe that some of the reasons for past fluctuations in the price of our stock have included: announcements of developments related to our business; announcements concerning new products or enhancements by us or our competitors; developments in relationships with our customers; market perceptions of new means of delivering training, such as e-learning; variations in revenues, gross margins, earnings or other financial results from investors’ expectations; fluctuations in results of operations and general conditions in the economy, the market and the markets served by our customers; and delays in introducing new technologies by both our customers and technology vendors. In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. Sales of the Common Stock by officers, directors and employees, especially our founders, could also adversely and unpredictably affect the price of the Common Stock. Additionally, the price could be affected even by the potential for sales by these persons. There can be no assurance that the market price of the Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

Dividends

To date, we have not paid any cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on our financial condition and other factors that our Board of Directors may in the future consider to be relevant.

Issuer Purchases of Equity Securities

During fiscal year 2006, we repurchased 166,527 shares at a total cost of $1,935,477. There were no purchases of Learning Tree Common Stock during the fourth quarter of fiscal year 2006. All Learning Tree Common Stock repurchases were made in open-market transactions and not pursuant to any publicly traded plans. We may choose to make additional open-market purchases of our Common Stock in the future, but have no commitment to do so. Stock repurchase activities are regularly reviewed by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders	1,118,695	$16.28	2,451,696

Total	1,118,695	$16.28	2,451,696

For a description of the other material features of our equity compensation plans, see Note 7 of “Notes to Consolidated Financial Statements.”

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data which has been restated as noted below, is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended October 1, 2004, September 30, 2005 and September 29, 2006, and the balance sheet data as of September 30, 2005 and September 29, 2006, are derived from our consolidated financial statements which are included elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Beginning with the second quarter of fiscal year 2004, we adopted a 52- or 53-week fiscal year by changing our year-end and quarter-end dates to the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2004 ended on October 1, 2004, fiscal year 2005 ended on September 30, 2005, and fiscal year 2006 ended on September 29, 2006. Each of those years comprised 52 weeks. We made this change in order to better align our external financial reporting with the way we operate our business.

As more fully described in Note 2 of “Notes to Consolidated Financial Statements”, the previously-issued consolidated financial information for fiscal year 2005 (including the quarterly periods) and the first three quarters of fiscal year 2006 has been restated to correct the accounting for lease termination costs and impairment of certain assets related to our United Kingdom operations. Certain other adjustments appropriate for the fair presentation of the balance sheets have also been made.

In addition to the restatement data contained in Note 2 of “Notes to Consolidated Financial Statements” in this Form 10-K, the selected balance sheet data presented below as of September 30, 2005 and the selected statement of operations data relating to the year ended September 30, 2005 have been restated.

	Fiscal Year Ended (dollars in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA:	Sept. 30, 2002	Sept. 30, 2003	Oct. 1, 2004	Sept. 30, 2005	Sept. 29, 2006
				(Restated)
Revenues	$173,451	$152,607	$152,058	$151,558	$154,049
Cost of revenues	79,022	72,803	73,755	75,966	76,164

Gross profit	94,429	79,804	78,303	75,592	77,885

Operating expenses:
Course development	9,319	7,897	7,960	7,952	10,080
Sales and marketing	50,251	43,781	47,206	42,387	42,503
General and administrative	25,413	22,791	24,757	27,499	27,944

Total operating expenses	84,983	74,469	79,923	77,838	80,527

Income (loss) from operations	9,446	5,335	(1,620)	(2,246)	(2,642)
Other income, net	2,467	2,315	2,049	2,263	3,373

Income before provision for income taxes and cumulative effect of change in accounting principle, net of tax	11,913	7,650	429	17	731
Provision for income taxes	3,467	2,663	969	1,713	3,853

Income (loss) before cumulative effect of change in accounting principle	8,446	4,987	(540)	(1,696)	(3,122)
Cumulative effect of change in accounting principle, net of tax	—	(769)	—	—	—

Net income (loss)	$8,446	$4,218	$(540)	$(1,696)	$(3,122)

Earnings (loss) per common share before cumulative effect of change in accounting principle – basic	$0.45	$0.28	$(0.03)	$(0.10)	$(0.19)
Cumulative effect of change in accounting principle, net of tax	—	(0.04)	—	—	—

Earnings (loss) per common share – basic	$0.45	$0.24	$(0.03)	$(0.10)	$(0.19)

Earnings (loss) per common share before cumulative effect of change in accounting principle – diluted	$0.44	$0.28	$(0.03)	$(0.10)	$(0.19)
Cumulative effect of change in accounting principle, net of tax	—	(0.04)	—	—	—

Earnings (loss) per common share – diluted	$0.44	$0.24	$(0.03)	$(0.10)	$(0.19)

Weighted average shares outstanding – basic	18,763	17,394	17,039	16,865	16,583

Weighted average shares outstanding – diluted	18,992	17,449	17,039	16,865	16,583

	As of (dollars in thousands)
SELECTED BALANCE SHEET DATA:	Sept. 30, 2002	Sept. 30, 2003	Oct. 1, 2004*	Sept. 30, 2005	Sept. 29, 2006
				(Restated)
Cash and cash equivalents	$96,897	$86,711	$70,913	$56,736	$44,401
Available for sale securities	$—	$—	$13,000	$18,555	$27,800
Income tax receivable	$3,548	$1,810	$2,089	$682	$243
Total current assets	$120,443	$108,606	$104,403	$100,125	$98,715
Total assets	$155,192	$142,957	$138,044	$132,638	$137,200
Deferred revenues	$56,240	$50,082	$46,847	$44,956	$47,678
Total current liabilities	$75,463	$68,791	$65,146	$65,003	$70,005
Total long-term liabilities	$3,273	$6,434	$6,723	$7,564	$10,261
Total stockholders’ equity	$76,455	$67,732	$66,175	$60,071	$56,934

*	In the second quarter of fiscal year 2004, we adopted a 52- or 53-week fiscal year, by changing our year-end date from September 30 to the Friday nearest the end of the month of September. Fiscal years 2004, 2005 and 2006 each comprised 52 weeks.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical statements, the matters addressed in the discussion which follows are forward-looking statements. Please do not put undue reliance on these forward-looking statements, since they are based on key assumptions about future risks and uncertainties. Although we believe that our assumptions are reasonable, inevitably some will prove to be incorrect. As a result, our actual future results can be expected to differ from those in the discussion that follows, and those differences may be material. We are not undertaking any obligation to update forward-looking statements.

RESTATEMENT

As more fully described in Note 2 of “Notes to Consolidated Financial Statements” the previously-issued financial information for fiscal year 2005 (including the quarterly information) and the first three quarters of fiscal year 2006 has been restated primarily to correct the accounting for lease termination costs and impairment of certain assets relating to our United Kingdom operations. Certain other adjustments appropriate for the fair presentation of the balance sheets have also been made. All accounting information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

RISK FACTORS

In order to help the reader assess the major risks in our business, we have identified many, but not all, of these risks in Exhibit 99.1. That exhibit is attached to this Form 10-K and is hereby incorporated by this reference. Please read it carefully.

OVERVIEW

Nature of the Business. Learning Tree International is a leading worldwide vendor-independent provider of training and education to managers and information technology professionals working in business and government organizations. Since our founding in 1974, we have provided high-quality training to over 1.7 million managers and IT professionals. In fiscal year 2006 we provided training to 90,511 course participants. Approximately two-thirds of Learning Tree course participants come from multi-national and large companies and government organizations, and approximately one-third come from small and medium-size companies.

We offer a broad proprietary library of intensive instructor-led courses from two - to five-days in length, comprising 152 different course titles representing over 3,552 hours of training as of September 29, 2006. Learning Tree courses focus on operating systems, databases, computer networks, computer network and security, web development, leadership and professional development, key business skills, programming languages, software engineering, project management and open source applications. By the end of fiscal year 2006, we had expanded our management course offerings to 43 management courses in order to meet demands for these courses from both technical and non-technical managers.

The actual number of course titles that we will execute, and their delivery dates, are subject to the rate of new developments and perceived customer demand. In general, titles are retired when the profits they generate are not sufficient to justify the ongoing marketing cost and costs to maintain their content. Thus, we may or may not develop more titles than we retire in any period. Course development costs may increase in the future if we expand the Learning Tree course library.

We use a well-defined, systematic approach in developing and updating the Learning Tree course library to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Our proprietary development process also allows us to customize our courses for delivery at customer sites.

We design our own vendor-independent IT courses to provide participants an unbiased perspective of software and hardware products with the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Our management courses, while addressing core concepts and theory, focus heavily on providing skills, tools, and techniques that participants can apply immediately upon returning to their jobs. In fiscal year 2006, we re-released 13 of our management course titles which had been re-written to incorporate our new proprietary RealityPlus™ instructional methodology. Our RealityPlus™ courses utilize extensive multi-media simulations to teach practical management techniques. This innovative methodology provides an environment in which RealityPlus™ course participants learn entirely by doing. Throughout the courses, they gain extensive experience applying new management skills in life-like challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, RealityPlus™ course participants achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplace.

Learning Tree courses are highly interactive. They are translated into French, Swedish and Japanese. Based on their sophistication and quality, all Learning Tree courses are recommended for one or two semester hours of college credit by the American Council on Education. We are a trusted CPE provider of the ISC2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the PMI.

We had 689 instructors as of September 29, 2006, each of whom was a practicing professional combining expert knowledge with extensive practical experience. On average, each expert instructor teaches approximately 11 course events per year for us on an “as-needed” basis. When they are not teaching, Learning Tree instructors are using and honing their management and IT skills as either full-time employees for other companies or as independent consultants.

We offer our proprietary courses through wholly owned local operations in the United States, United Kingdom, France, Canada, Sweden and Japan, and generate approximately half of our revenues internationally. Each operating subsidiary is staffed by local personnel responsible for the sale and delivery of our courses in that country. Our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at Learning Tree Education Centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2006, we presented courses in 26 countries.

We have structured our business so that the majority of our course delivery costs are variable and depend primarily upon the number of course events conducted. We schedule our course events throughout the year based on our assessment of demand. Since Learning Tree instructors typically work full-time or as consultants for other business and industry employers, or in the case of management instructors as industry consultants and facilitators, they teach our course events as needed and thus, our instructor-related costs are largely variable. However, expenses associated with our own education centers and course equipment are largely fixed.

We adjust our expenditures for sales and marketing depending on our strategic objectives, which generally include an assessment of our expectations for influencing future customer demand, market conditions and other factors. However, if our expectations regarding the results of our marketing efforts prove to be wrong, any significant revenue shortfall would have a material adverse effect on our results of operations.

Recent Trends. As we have for more than 32 years, we continue to focus on enhancing quality levels through our core strengths: our expert instructors, proprietary and innovative content library and pedagogical technique, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving force for our long-term success. In fiscal year 2006, course participants continued to give our instructors and courses their highest quality ratings in our history.

Learning Tree customers have continued to respond positively to our increase in the breadth and depth of our management course offerings. At September 29, 2006, we offered 43 titles in our management curriculum representing 28% of our entire course library, compared to 32 titles, which represented 23% of the Learning Tree course library at the same point in fiscal year 2005. We intend to meet the demand for management education by continuing to develop additional management course titles, and by increasing the sales and marketing for our management course programs. In response to customer demand and the expressed need for management education that is more relevant to real-world business challenges, in fiscal year 2006 we introduced our Reality Plus™ line of management courses. We believe that these courses represent a significant advancement in providing state–of-the-art management education.

Our business continues to be influenced by world events, the economy, and corporate spending trends for IT, among other factors. We use a strong, focused, integrated marketing and sales strategy that clearly and visibly helps our customers identify specific applications of training services to improve their business performance. Accordingly, we continue to assess alternative approaches to sales and marketing with the objective of improving our performance under current market conditions. However, there is no guarantee that these approaches will be successful. See Exhibit 99.1.

Beginning with the second quarter of fiscal year 2004 we adopted a 52- or 53-week fiscal year by changing our year-end and quarter-end dates to the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2004 ended on October 1, 2004, fiscal year 2005 ended on September 30, 2005 and fiscal year 2006 ended on September 29, 2006. Each of those years comprised 52 weeks. We made this change in order to better align our external financial reporting with the way we operates our business.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	October 1, 2004	September 30, 2005	September 29, 2006
		(Restated)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	48.5	50.1	49.4

Gross profit	51.5	49.9	50.6
Operating expenses:
Course development	5.2	5.3	6.6
Sales and marketing	31.0	28.0	27.6
General and administrative	16.3	18.1	18.1

Total operating expenses	52.5	51.4	52.3

Loss from operations	(1.0)	(1.5)	(1.7)
Other income	1.3	1.5	2.2

Income before provision for income taxes	0.3	0.0	0.5
Provision for income taxes	0.7	1.1	2.5

Net loss	(0.4)%	(1.1)%	(2.0)%

FISCAL YEAR 2006 COMPARED WITH FISCAL YEAR 2005

In fiscal year 2006, our revenues were $154.0 million compared to $151.6 million in fiscal year 2005. We reported a loss from operations of $2.6 million in fiscal year 2006 compared to a loss from operations of $2.2 million in the prior year. Net loss for fiscal year 2006 was $3.1 million compared to a net loss of $1.7 million in fiscal year 2005.

Revenues. Our fiscal year 2006 revenues increased by 2% compared to fiscal year 2005. This increase was the result of a 3% increase in the number of participants in our courses offset by a 2% decrease in revenue per participant. The decline in revenue per participant is the result of a 1% negative effect from changes in foreign exchange rates as well as an increase in the percentage of courses being held at customer locations and an increase in the percentage of participants in our management courses. Courses held at customer locations are typically sold at prices that result in lower average revenue per participant than courses held in our own education centers. The average management course is shorter than the average IT course, and thus generally has a lower average revenue per participant. During fiscal year 2006, we trained 90,511 course participants, a 3% increase from the 87,673 participants that were trained during the prior fiscal year.

For fiscal year 2006, we provided 346,616 attendee-days of training, versus the 346,097 attendee-days in fiscal year 2005. For management courses during fiscal year 2006, we provided 90,592 attendee-days of training, a 17% increase over the 77,281 attendee-days in the corresponding period in fiscal year 2005. For technology courses for fiscal year 2006, we provided 256,024 attendee-days of IT training, a 5% decrease from the 268,816 attendee-days in fiscal year 2005. Average revenue per attendee-day in fiscal year 2006 was $444 compared to $438 in fiscal year 2005. The increase in average revenue per attendee-day is due to a higher number of participants in our management courses compared to our IT courses. Management courses have on average a shorter length than our IT courses, but in general our shorter courses have higher revenue per attendee-day than our longer courses.

We continue to believe in the inherent strength of the IT training market, and we intend to continue to develop and deliver courses that help Learning Tree customers improve their productivity by making the most of their investment in technology products, services and people. As a result, we continue to invest in developing new IT course titles, in addition to increasing the number of course titles in our management curriculum.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials and equipment, freight, classroom facilities and refreshments.

During fiscal year 2006, we presented 7,453 events compared to 7,195 events conducted during fiscal year 2005. Our cost of revenues for fiscal year 2006 was $76.2 million compared to $76.0 million in fiscal year 2005. Our cost of revenues as a percentage of our revenues was 49.4% and 50.1% for fiscal years 2006 and 2005, respectively.

Excluding the effect of exchange rates, the decrease in cost of revenues as a percentage of revenues in fiscal year 2006 reflects a 3% decrease in average cost per event, which was partially offset by a 2% decrease in revenue per event. The decrease in average cost per event, excluding the effect of exchange rates, primarily reflects a slight increase in the proportion of course events held at customer locations during fiscal year 2006 as compared to fiscal year 2005 largely offset by one-time costs of $1.1 million associated with our move to our new Education Center in New York City. The decrease in our average revenue per event, excluding the effect of exchange rates, results principally from an increase in the proportion of events held at customer locations, which typically have a lower average revenue per event than events held in our own education centers, partially offset by the increase in our average revenue per attendee-day (discussed above).

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

Beginning in the second quarter of fiscal year 2006, we significantly increased our spending on course development primarily in conjunction with the development and updating of our management course curriculum. During fiscal year 2006, course development expenses were 6.6% of revenues as compared to 5.3% during the prior year. In fiscal year 2006, we increased our overall spending on course development by 27% to $10.1 million compared with $8.0 million in fiscal year 2005.

During fiscal year 2006 we converted 13 management course titles to the RealityPlus™ methodology. Additionally, we introduced 11 new management course titles in fiscal year 2006 compared with 3 new management course titles introduced in fiscal year 2005.

At the end of fiscal year 2006, the Learning Tree library of instructor-led courses numbered 152 titles, comprising over 3,552 hours of training compared with 141 titles at the end of fiscal year 2005. The increase in the number of titles in fiscal year 2006 reflects the net effect of introducing 29 new titles and retiring 18 titles.

At September 29, 2006, we had 43 management titles in the Learning Tree course library, compared with 32 management titles at the same point a year earlier. Our library of IT titles remained unchanged, numbering 109 titles at the end of both fiscal years 2006 and 2005.

Sales and Marketing Expenses. Sales and marketing expenses include the cost of designing, producing and distributing direct mail and media advertisements, marketing e-mails and our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities. Our sales and marketing expense, and in particular our expenditure on course catalogs, is one of our largest expenditures. We have adjusted the market segments to which we mail our catalogs, and are presently evaluating a number of additional ways to increase the efficiency of our marketing expenditures by spending less without materially affecting the response to that marketing. At the same time, we have been increasing our sales staff in certain operating units. Based on our experience to date, in those operating units, we intend to continue expanding our sales staffing in order to implement this strategy in all operating units.

Our sales and marketing expenses were 27.6% and 28.0% of revenues in fiscal years 2006 and 2005, respectively. Sales and marketing expenses remained relatively constant at $42.5 million and $42.4 million, respectively during fiscal years 2006 and 2005. This slight increase was a result of $1.1 million related to the addition of new sales staff offset by a reduction of $1.0 million associated with reduced catalog mailings, postage and lower fulfillment costs and the effect of changes in foreign exchange rates.

General and Administrative Expenses. Our general and administrative expenses in fiscal year 2006 increased by $0.4 million over the prior fiscal year, and represented 18.1% of revenues in both years. During fiscal year 2006 the increase in our general and administrative expenses compared to fiscal year 2005, was principally due to $1.0 million increase in professional service fees, an increase of $0.7 million for stock compensation expense, partially offset by a reduction of $1.8 million in costs associated with lease termination costs and impairments of certain assets related to our United Kingdom Education Center in fiscal year 2005 and an increase of $0.3 million related to miscellaneous expenses and the effect of changes in foreign exchange rates.

Our fiscal year 2006 results include expenses associated with stock option compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004) – Share-Based Payment (“SFAS 123(R)”). Total SFAS 123(R) expense for fiscal year 2006 was $1.0 million, of which $0.7 million is recorded as general and administrative expense, as noted above. The remainder of our SFAS 123(R) expense is apportioned among other expense categories, based on where we record the compensation costs for the individuals with whom the stock option compensation expense is associated. We do not expect the distribution of SFAS 123(R) expense among expense categories to differ significantly from one year to the next. Because we adopted SFAS 123(R) effective October 1, 2005, the first day of our fiscal year 2006, we did not report stock option compensation expense in fiscal year 2005.

In fiscal year 2005, we entered into a series of subleases for three and one-half floors related to vacated space in our United Kingdom Education Center. Based on the subleases signed at various points in fiscal year 2005, the actual terms and additional expenses of readying the space for lease were revised from the initial assumptions made in fiscal year 2004. We recorded a net change of $0.8 million in our Deferred rent facilities and other account to account for the revised assumptions. No similar liabilities have been recorded in fiscal year 2006, although a nominal amount of accretion expense related to the lease termination costs was recorded as an increase in our general and administrative expenses both in fiscal year 2006 and fiscal year 2005.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income and foreign currency translation gains and losses. During fiscal year 2006, other income, net totaled $3.4 million, an increase of $1.1 million over fiscal year 2005. The increase principally relates to higher interest rates earned on invested balances.

Income Taxes. In fiscal year 2006 our income tax provision increased to $3.9 million from $1.7 million in fiscal year 2005. The fiscal year 2006 income tax provision was increased by $0.4 million relating to a Canadian income tax settlement, $0.5 million relating to a contingency reserve for worldwide transfer pricing and an additional $3.3 million relating to a valuation allowance for deferred tax assets for our U.S. and French operating subsidiaries. Our effective tax rate for fiscal year 2006 is 527% compared to 10,076% in fiscal year 2005. The effective tax rate in fiscal year 2006 is unusually high because of the provision related to the Canadian transfer pricing tax audit, the worldwide transfer pricing contingency reserve, and the U.S. and French valuation allowances. The effective tax rate in fiscal year 2005 was extraordinarily high as a result of the impact of permanent differences, which had an extraordinary percentage impact in fiscal year 2005 when pre-tax income was significantly lower than in fiscal year 2006 and near breakeven. Additionally, the fiscal year 2005 effective tax rate was impacted by a $1.1 million one-time charge relating to an unutilized fiscal year 2001 tax deduction.

Geographic Data. We have Learning Tree Education Centers in six countries and have historically derived approximately half of our revenues from outside the United States. The United States operations recorded revenues of $71.3 million in fiscal year 2006 compared to revenues of $68.2 million in fiscal year 2005. Revenues from our European operations were $65.2 million in fiscal year 2006 compared to $68.0 million in fiscal year 2005. Canadian operations recorded revenues of $14.8 million in fiscal year 2006 compared to revenues of $13.0 million in fiscal year 2005 and our Asian operations recorded revenues of $2.7 million in fiscal year 2006 compared to $2.3 million in fiscal year 2005. See Note 10 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries other than in the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in the subsidiary’s local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. In the future, we may undertake such hedging transactions. There can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1.

FISCAL YEAR 2005 COMPARED WITH FISCAL YEAR 2004

In fiscal year 2005, our revenues were $151.6 million compared to $152.1 million in fiscal year 2004. We reported a loss from operations of $2.2 million in fiscal year 2005 compared to a loss from operations of $1.6 million in fiscal year 2004. Net loss for fiscal year 2005 was $1.7 million compared to a net loss of $0.5 million in fiscal year 2004.

Revenues. The change in our fiscal year 2005 revenues compared to the prior year primarily reflect the net effect of a decrease in average revenue per participant, partially offset by increases in the number of course participants and the net effect of changes in exchange rates. During fiscal year 2005, we trained a total of 87,673 course participants, an increase of approximately 1% from the prior year’s 87,156 course participants.

For fiscal year 2005, average revenue per participant was 1% lower than in fiscal year 2004. However, excluding a 2% effect from changes in foreign exchange rates, our average revenue per participant declined 3% in fiscal year 2005 compared to the prior year. Excluding the effect of exchange rates, the decrease in average revenue per participant primarily reflects an increase in the proportion of two- and three-day management course events as well as an increased number of on-site course events for the newer titles in our management curriculum, which typically have lower average revenue per participant than our four- and five-day IT course titles and our older management course titles.

The number of attendee-days provided in fiscal year 2005 totaled 346,097 compared to 352,845 attendee-days of training in fiscal year 2004. For management courses during fiscal year 2005, we provided 77,281 attendee-days of training, a 34% increase over the 57,546 attendee-days in the corresponding period in fiscal year 2004. For technology courses for fiscal year 2005, we provided 268,816 attendee-days of IT training, a 9% decrease from the 295,299 attendee-days in fiscal year 2004. Average revenue per attendee day in fiscal year 2005 was $438 compared to $431 in fiscal year 2004. The increase in average revenue per attendee-day was due to a higher number of attendees at our management courses compared to our IT courses. Management courses have on average a shorter length than our IT courses, but in general our shorter courses have higher revenue per attendee-day than our longer courses.

Cost of Revenues. Our cost of revenues for fiscal year 2005 was $76.0 million compared to $73.8 million in fiscal year 2004. This increase primarily reflects the net effect of increased numbers of events compared to the prior year and the effect of changes in foreign exchange rates, partially offset by a reduction in the average number of participants per event and the effects of our ongoing cost reduction and control measures. During fiscal year 2005, we presented 7,195 course events compared to 6,832 course events in fiscal year 2004.

In fiscal year 2005, our cost of revenues increased to 50.1% of revenues compared to 48.5% in fiscal year 2004. Changes in foreign exchange rates did not materially affect our gross profit percentage since exchange rate changes increased our cost of revenues by approximately the same percentage as they increased our revenues.

In fiscal year 2005, excluding the effect of exchange rates, the increase in cost of revenues as a percentage of revenues reflects a 5% decrease in average revenue per event, partially offset by the effect of a 2% decrease in average cost per event as compared to fiscal year 2004. The decrease in average revenue per event, excluding the effect of exchange rates, primarily reflects the combined effect of a change in mix to a greater proportion of courses conducted at customer sites and a reduction in the average number of participants per event. Courses held at customer sites generally have lower revenues per event compared to those conducted at our own education centers. The improvement in average cost per event, excluding the effect of exchange rates, primarily reflects the results of our ongoing cost reduction and control measures, including reductions in instructor-related costs.

Course Development Expenses. In fiscal year 2005, course development expenses were 5.3% of revenues compared to 5.2% in fiscal year 2004. Expenditures on course development were $8.0 million for both fiscal years 2005 and 2004.

At the end of fiscal year 2005, we offered 141 different course titles, comprising over 3,400 hours of training, compared to 146 titles a year earlier. The decrease in the number of titles in fiscal year 2005 reflects the net effect of introducing 14 new titles and retiring 19 titles.

Sales and Marketing Expenses. For fiscal year 2005, sales and marketing expenses were 28.0% of revenues compared to 31.0% in fiscal year 2004. During fiscal year 2005, sales and marketing decreased 10% to $42.4 million from $47.2 million in fiscal year 2004. The decrease in sales and marketing expenses as a percentage of revenues primarily reflects a decrease from the prior year’s elevated quantity of regular catalogs mailed as an experimental increase in marketing quantities, as well as lower costs for producing and mailing catalogs, partially offset by increased costs for sales staffing.

General and Administrative Expenses. As a percentage of revenue, general and administrative expenses were 18.1% in fiscal year 2005 compared to 16.3% in fiscal year 2004. General and administrative expenses increased to $27.5 million in fiscal year 2005 from $24.8 million in fiscal year 2004. This increase primarily reflects the effect of $1.7 million expended in our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, approximately $1.4 million related to lease termination costs for our United Kingdom Education Center, as well as an increase of approximately $0.6 million in fees for professional auditing and related services, $0.4 million for the impairment of leasehold improvements in our United Kingdom operations, reduced by $0.5 million related to legal expenses, temporary help and insurance, $0.3 million for depreciation and amortization expenses and $0.2 million for miscellaneous expenses and the effect of changes in foreign exchange rates.

As noted above, in fiscal year 2004, third-party subleases on three floors of our United Kingdom education center expired and we undertook efforts to find new tenants for those floors. While we were doing so, we recorded provisions totaling $1.6 million in fiscal year 2004 to account for the expected cost of the space while vacant as well as the anticipated difference between net sublease rentals and our rental costs (over the expected terms of the eventual subleases). In fiscal year 2005, we entered into a series of subleases which resulted in the aggregate subleasing of three and one-half floors of our United Kingdom education center. Because the actual terms of those subleases varied from the assumptions we used in computing the fiscal year 2004 provision, we recorded an additional provision in fiscal year 2005 amounting to $1.3 million recorded to account for the terms of the executed subleases. A nominal amount of accretion expense relating to the lease terminations was also recorded to general and administrative expenses in fiscal year 2005.

Additionally, we impaired the leasehold improvements related to the subleases mentioned above in our United Kingdom Education Center. The leasehold improvements were impaired due to the expected net cash flows of the leases being less than the carrying value of the assets. Our general and administrative expenses increased by $0.4 million as a result of this impairment.

In January 2005, our Board of Directors approved the acceleration of vesting for all stock options that first vested on or before April 2002. This action affected unvested options to purchase an aggregate of 558,275 shares of Common Stock at exercise prices per share of between $20.92 and $27.65, all of which were scheduled to vest by April 2006. No other terms for such stock options were modified. The Board of Directors took this action to reduce administrative and financial and accounting issues associated with monitoring the vesting of options with exercise prices which were significantly above our current stock prices.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income and foreign currency translation gains and losses. In fiscal year 2005, other income (expense), net increased to income of $2.3 million from $2.0 million in fiscal year 2004 primarily because of higher interest income partially offset by the effect of changes in foreign exchange rates and a gain of $0.2 million realized in fiscal year 2004 from the liquidation of an investment in Collegis, Inc. Interest income increased $1.1 million compared to fiscal year 2004 due to the effect of higher interest rates partially offset by a decline in the amount of our interest-bearing investments primarily resulting from repurchases of our Common Stock, investments in course and office equipment, expenditures for leasehold improvements, and the use of cash in operations.

We recorded foreign exchange losses of $0.2 million in fiscal year 2005 compared to foreign exchange gains of $0.3 million in fiscal year 2004. The fiscal year 2005 losses arose from cash balances, receivables and payables denominated in currencies other than our functional currencies.

Income Taxes. In fiscal year 2005, our income tax provision increased to $1.7 million from $1.0 million in fiscal year 2004 primarily as the result of the recording of a one-time charge of $1.1 million to reflect our inability to amend our fiscal year 2001 federal income tax return for an understated income tax deduction after the statute of limitations for that return expired in June 2005. See Note 4 of “Notes to Consolidated Financial Statements.” Our effective tax rate increased from 226% in fiscal year 2004 to 10,076% in fiscal year 2005 principally due to the decrease in pre-tax income and the effects of state income taxes, foreign taxes and tax credits, offset by the loss of the 2001 stock option benefit. The effective tax rate in both fiscal years 2005 and 2004 was unusually high as a result of the impact of permanent differences, which have a large impact whenever pre-tax income is low.

Geographic Data. The United States recorded revenues of $68.2 million in fiscal year 2005 compared to revenues of $70.4 million in fiscal year 2004. Revenues from Europe were $68.0 million in fiscal year 2005 compared to $69.2 million in fiscal year 2004. Canada recorded revenues of $13.0 million in fiscal year 2005 compared to revenues of $10.6 million in fiscal year 2004 and Asia recorded revenues of $2.3 million in fiscal year 2005 compared to $1.8 million in fiscal year 2004. See Note 10 of “Notes to Consolidated Financial Statements.”

Recently Issued Accounting Pronouncements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which is a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. We adopted SFAS 154 during the first quarter of fiscal year 2007. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for in Income Taxes, (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this accounting interpretation and will adopt FIN 48 in fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for our 2008 fiscal year, although early adoption is permitted. We are currently assessing the potential effect of SFAS 157 on our consolidated financial statements but do not believe the adoption of this statement will have a material impact on our financial statements.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The standard also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We are currently assessing the impact of SFAS 158, but do not believe the adoption will have a material impact on our consolidated financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of our fiscal year 2007. We adopted SAB 108 during our fiscal year ended September 29, 2006. We were not impacted by the adoption of this staff accounting bulletin.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth unaudited quarterly financial data for the eight fiscal quarters ended September 29, 2006. All quarters except the fourth quarter in fiscal year 2006 have been restated as described more fully in Note 2 of “Notes to Consolidated Financial Statements.” We believe that this information includes all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the “Notes to Consolidated Financial Statements” included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

The restatement of the seven quarters ended June 30, 2006 includes a restatement for: (i) the correction of the accounting for lease termination costs under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”); (ii) impairment of leasehold improvements related to our lease termination costs under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”); and (iii) other adjustments to the balance sheets in accordance with SFAS No. 13, Accounting for Leases (“SFAS 13”). Tables showing the restatement adjustments and amounts as adjusted by quarter follow:

Restatement Adjustments to Quarterly Results of Operations

Three Months Ended

(dollars in thousands, except per share data)

	Fiscal Year 2005					Fiscal Year 2006
	Q1 Dec. 31, 2005	Q2 Apr. 1, 2005	Q3 July 1, 2005	Q4 Sept 30, 2005	Total Fiscal 2005	Q1 Dec. 30, 2005	Q2 Mar 31, 2006	Q3 Jun 30, 2006	Nine Months Ended June 30, 2006
	(adjustments)	(adjustments)	(adjustments)	(adjustments)	(adjustments)	(adjustments)	(adjustments)	(adjustments)	(adjustments)
Revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cost of revenues (a)	(107)	(36)	(25)	(32)	(200)	(18)	(19)	(27)	(64)

Gross profit	107	36	25	32	200	18	19	27	64
Operating expenses:
Course development	—	—	—	—	—	—	—	—	—
Sales and marketing	—	—	—	—	—	—	—	—	—
General and administrative (b)	450	97	297	543	1,387	458	377	95	930

Total operating expenses	450	97	297	543	1,387	458	377	95	930

Loss from operations	(343)	(61)	(272)	(511)	(1,187)	(440)	(358)	(68)	(866)
Other income (expense), net	—	—	—	—	—	—	—	—	—
Loss before provision for income taxes	(343)	(61)	(272)	(511)	(1,187)	(440)	(358)	(68)	(866)
Provision (benefit) for income taxes (c)	1,692	(14,260)	28,420	(16,051)	(199)	(92)	(298)	60	(330)

Net (loss) income	$(2,035)	$14,199	$(28,692)	$15,540	$(988)	$(348)	$(60)	$(128)	$(536)

Earnings (loss) per common share - basic	$(0.12)	$0.84	$(1.70)	$0.92	$(0.06)	$(0.02)	$(0.00)	$(0.01)	$(0.03)

Earnings (loss) per common share - diluted	$(0.12)	$0.84	$(1.70)	$0.92	$(0.06)	$(0.02)	$(0.00)	$(0.01)	$(0.03)

(a)	Cost of revenues in all quarterly periods is primarily affected by the correction of depreciable lives for leasehold improvements.
(b)	The general and administrative expense restatement adjustments, are primarily related to the accounting for lease termination costs and the impairment of leasehold improvements caused by lease termination events.
(c)	These adjustments represent the income tax effect of restatement adjustments. Because our pre-tax income for annual periods was expected to be near break-even, our estimated effective tax rates are unusually high, causing unusual relationships between pre-tax income and estimated income tax expense in interim financial reporting periods.

Restated Unaudited Quarterly Results of Operations

Three Months Ended

(dollars in thousands, except per share data)

	Fiscal Year 2005				Fiscal Year 2006
	Q1 Dec 31, 2004	Q2 Apr 1, 2005	Q3 July 1, 2005	Q4 Sept 30, 2005	Q1 Dec 30, 2005	Q2 Mar 31, 2006	Q3 Jun 30, 2006	Q4 Sept 29, 2006
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$39,762	$34,865	$40,474	$36,457	$39,806	$34,282	$41,218	$38,743
Cost of revenues	18,735	18,423	20,440	18,368	18,936	18,253	20,294	18,681

Gross profit	21,027	16,442	20,034	18,089	20,870	16,029	20,924	20,062
Operating expenses:
Course development	1,805	2,010	2,028	2,109	2,298	2,436	2,854	2,492
Sales and marketing	9,788	11,448	11,421	9,730	9,341	11,384	11,515	10,263
General and administrative	7,200	6,667	6,376	7,256	6,713	6,389	6,918	7,924

Total operating expenses	18,793	20,125	19,825	19,095	18,352	20,209	21,287	20,679

Income (loss) from operations	2,234	(3,683)	209	(1,006)	2,518	(4,180)	(363)	(617)
Other income (expense), net	475	649	548	591	659	843	998	873
Income (loss) before provision for income taxes	2,709	(3,034)	757	(415)	3,177	(3,337)	635	256
Provision (benefit) for income taxes	3,857	(16,372)	30,209	(15,981)	1,282	(1,380)	157	3,794

Net income (loss)	$(1,148)	$13,338	$(29,452)	$15,566	$1,895	$(1,957)	$478	$(3,538)

Earnings (loss) per common share—basic	$(0.07)	$0.79	$(1.75)	$0.92	$0.11	$(0.12)	$0.03	$(0.21)

Earnings (loss) per common share diluted	$(0.07)	$0.79	$(1.75)	$0.92	$0.11	$(0.12)	$0.03	$(0.21)

AS A PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.1%	52.8%	50.5%	50.4%	47.6%	53.3%	49.2%	48.2%

Gross profit	52.9%	47.2%	49.5%	49.6%	52.4%	46.7%	50.8%	51.8%
Operating expenses:
Course development	4.6%	5.7%	5.0%	5.8%	5.8%	7.1%	6.9%	6.4%
Sales and marketing	24.6%	32.8%	28.2%	26.6%	23.4%	33.2%	27.9%	26.5%
General and administrative	18.1%	19.1%	15.8%	19.9%	16.9%	18.6%	16.8%	20.5%

Total operating expenses	47.3%	57.7%	49.0%	52.3%	46.1%	58.9%	51.6%	53.4%

Income (loss) from operations	5.6%	(10.5)%	0.5%	(2.7)%	6.3%	(12.2)%	(0.8)%	(1.6)%
Other income (expense), net	1.2%	1.8%	1.4%	1.6%	1.7%	2.5%	2.4%	2.3%

Income (loss) before provision for income taxes	6.8%	(8.7)%	1.9%	(1.1)%	8.0%	(9.7)%	1.6%	0.7%
Provision (benefit) for income taxes	9.7%	(47.0)%	74.6%	(43.8)%	3.2%	(4.0)%	0.4%	9.8%

Net (loss) income	(2.9)%	38.3%	(72.7)%	42.7%	4.8%	(5.7)%	1.2%	(9.1)%

Historically, our quarterly operating results have fluctuated, and that is expected to continue in the future. The fluctuations may be caused by many factors such as: (i) the frequency of course events; (ii) the number of weeks during which courses can be conducted in a quarter; (iii) the timing, timely delivery, frequency and size of and response to our direct mail marketing and advertising campaigns; (iv) the timing of the introduction of new course titles; (v) the mix between course events held at customer sites and course events held in our education centers and hotels due to differing gross profit margins; (vi) competitive forces within markets we serve; (vii) our ability to attract customers and meet their expectations; (viii) currency fluctuations and other risks inherent in international operations; (ix) natural disasters, external strikes, acts of war or terrorism and other external factors; and (x) general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results also occur as a result of differences in the timing of our spending on the marketing and development of our courses, and other areas may also result. See Exhibit 99.1.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash generated from operations, and our existing balance of cash and cash equivalents plus available for sale securities totaled $72.2 million as of September 29, 2006.

Cash Flows. During fiscal year 2006, our cash and cash equivalents decreased by $12.3 million to $44.4 million from $56.7 million at September 30, 2005. The decrease primarily relates to $20.6 million used in investing activities and $1.9 million used in financing activities for open market purchases of our Common Stock, partly offset by cash generated from operations of $8.4 million and a $1.9 million increase due to favorable foreign exchange rate fluctuations in fiscal year 2006.

	Fiscal Year Ended			Net Change
	October 1, 2004	September 30, 2005	September 29, 2006	2005 vs. 2004	2006 vs. 2005
		(Restated)
Cash provided by operating activities	$1.6	$2.3	$8.4	$0.6	$6.1
Cash used in investing activities	(17.4)	(12.3)	(20.6)	5.1	(8.3)
Cash used in financing activities	(2.1)	(4.3)	(1.9)	(2.2)	2.4

Our cash flows provided by operating activities increased by $6.1 million in fiscal year 2006. This increase is attributable to an improvement in income before non-cash charges of $2.3 million and the favorable cash flow effects of changes in working capital balances of $3.8 million. During fiscal year 2006, we experienced improved collections on accounts receivable and increases in our deferred revenues that led to corresponding improvements in our cash flows from operating activities.

Cash used in investing activities for the period ended September 29, 2006, was $20.6 million, an increase of $8.3 million over the prior year. The increase was primarily due to investments in capital expenditures amounting to $3.1 million, a net increase of $3.7 million relating to purchases of available for sale securities and $1.5 million used for cash pledged as collateral for our New York City Education Center facility.

The primary use of cash in financing activities in fiscal year 2006 was for the repurchase of 166,000 shares of our common stock on the open market at a cost of $1.9 million compared to 327,000 shares repurchased in the prior year at a cost of $4.3 million.

Liquidity. At September 29, 2006, working capital was $28.7 million, a $6.4 million decrease from September 30, 2005.

We do not have any outstanding indebtedness or open lines of credit. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents, available for sale securities and cash flows from operations to finance our cash needs. We believe that these sources will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the year ended September 29, 2006 we made capital expenditures of $9.9 million. Leasehold improvements accounted for $7.7 million and relate to the following locations: New York City Education Center build-out at a cost of $5.6 million; Los Angeles Office and Education Center improvements of $1.0 million; improvements to our United Kingdom Education Center of $0.8 million; leasehold improvements for our Offices and Education Center in Sweden of $0.2 million; and other miscellaneous improvements of $0.1 million. Additionally, purchases of course and office equipment amounted to $2.2 million. We will continue to invest in our infrastructure to accommodate any increased customer demand, to continue improving the quality and effectiveness of our course delivery and to incorporate significant changes in technology.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 13 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facilities back to specified conditions at the expiration of the leases.

We have entered into purchase commitments with a certain vendor for catalog printing services, as discussed more fully in Note 5 to our audited consolidated financial statements. Under the terms of these agreements, we committed to minimum production runs of catalogs during fiscal years 2006 and 2007. To the extent that we do not purchase the contractual minimum amount of services, we must pay the vendor the shortfall. We expect to meet the contractual minimums through our normal course of business.

The following table summarizes our contractual commitments at September 29, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year (Fiscal 2007)	1-3 years (Fiscal 2008 and 2009)	3-5 years (Fiscal 2010 and 2011)	More than 5 years (Fiscal 2012 through 2019)
Operating leases (i)	$97,455	$11,856	$21,913	$18,955	$44,731
Purchase commitments (ii)	4,007	2,811	1,196	—	—
Asset retirement obligations (iii)	7,354	206	88	1,014	6,046
Total	$108,816	$14,873	$23,197	$19,969	$50,777

(i)	Amounts exclude future minimum sublease rental proceeds of $10.2 million due in the future under non-cancelable subleases. See Note 5 of “Notes to Consolidated Financial Statements” for further details.
(ii)	Represents estimated commitments at September 29, 2006 to purchase goods and services in the normal course of business to meet operational requirements, and primarily relate to contracts for the printing of direct mail catalogs. These obligations are expected to be paid in future periods as stated in the table, although the amounts are subject to change based on operating requirements and other factors.
(iii)	Represents estimated cash flows to satisfy contractual obligations to restore leased space to its original condition upon lease inception.

We occasionally provide guarantees for operating leases of our subsidiaries that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. The guaranteed leases have various expirations dates that extend through fiscal year 2019. The remaining maximum obligation under these leases as of September 29, 2006 is approximately $56.5 million. We do not currently expect to have any financial obligations as guarantor in case of default.

In December 2006, we entered into construction commitments in the amount of $1.8 million relating to facility space for sublease tenant improvements in our United Kingdom Education Center. This construction work was completed in March 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following list of critical accounting estimates and policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 of “Notes to Consolidated Financial Statements.” The following represents a summary of our critical accounting estimates and policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations, and/or require management’s significant judgments and estimates.

Critical Accounting Estimates

Revenue Recognition. We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s selling price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. Each quarter the actual Training Passport attendance rate is reviewed, and if the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted.

We believe it is appropriate to recognize revenues on this basis in order to most closely match revenue and related costs, as the substantial majority of our Passport holders do not attend the maximum number of course events permitted under their Training Passports. We believe that the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by Passport holders.

The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate we utilize. Although we have seen no material changes in the historical rates as the number of course titles has changed, we monitor such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue. If the estimates are wrong, we would record the difference between the revenues previously recognized for that Training Passport and the Training Passport selling price upon expiration of that Training Passport. Thus, the timing of revenue recognition may be affected by an inaccurate estimation, but the inaccuracy would have no effect on the aggregate revenue recognized over the twelve-month life of each Training Passport.

Allowance for Doubtful Accounts Receivable. Trade accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. We use estimates in determining the allowance for doubtful accounts receivable, based on our analysis of various factors, including our historical collection experience, current trends, specific identification of invoices which are considered doubtful and a percentage of our past due accounts receivable. Although our estimates for this reserve have in the past been reasonably accurate, these estimates could differ from actual collection experience and are subject to adjustment. Our trade accounts receivable are written off when they are deemed uncollectible.

Lease Termination Costs. We lease education center and administrative office space under various operating lease agreements. Certain of these operating leases include space that is not used and which is currently subleased. We calculate and record a liability related to those leases based on the difference between the present value of the net aggregate sublease rental income and the present value of the prime lease costs for the subleased space throughout the remaining term of the leases. Periodically, we evaluate the nature and extent of each of the individual provisions and make adjustments as appropriate, as new information becomes available or subsequent developments occur.

In 1999, we entered into a 20-year lease on a building in London to house our United Kingdom Education Center. This building had sufficient space for our immediate classroom needs, plus additional space for potential future classroom expansion. We immediately sublet a portion of this expansion space. During fiscal year 2004, some of these subleases expired and, accordingly, during portions of fiscal years 2004 and 2005, the facility had vacant space that we were not using. All such space was again sublet at various points during fiscal year 2005. To account for the vacant space during the period of vacancy, during fiscal year 2004 we recorded the estimated fair value of our liability for our rental costs, amounting to $1.6 million that we would incur under the operating lease without economic benefit. The estimated fair value of the liability for the vacant space was initially determined based upon the remaining lease costs as defined by our operating lease agreement reduced by estimated future sublease rental income that could be reasonably obtained for the property based upon prevailing real estate market conditions. In addition to amortization and accretion charges recorded during fiscal year 2005, we adjusted the sublease estimates to reflect the actual terms of the subleases negotiated with the subtenants which led to a net change in the liability of $0.8 million over the previous year. The computed long-term portion of such liabilities is recorded as Deferred facilities rent and other in the accompanying consolidated financial statements with the short-term portion being recorded in Other accrued liabilities. Amounts are paid under the master lease to the landlord and recorded, net of subtenant monthly sublease receipts, and applied to our accrued lease liability, reducing the amount of liability recorded with an offset to General and administrative expenses.

Asset Retirement Obligations. We have adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which requires us to record a liability equal to the fair value of the estimated future cost to retire an asset. For us, most asset retirement obligations (“ARO”) liabilities are primarily associated with education facilities leasehold improvements which, at the end of a lease, we are obligated to remove in order to restore the facility back to a condition specified in the lease agreement. At the inception of such a lease, we record the ARO as a liability and also record a leasehold improvement asset in an amount equal to the fair value of the liability. The capitalized leasehold improvement asset is then depreciated on a straight-line basis over 20 years or the term of the lease, whichever is shorter. Any difference between the actual costs incurred for the eventual and the estimated liability previously recorded will be recognized as a gain or loss in our statement of operations at the termination of the lease.

The fair value of any such ARO liability is estimated in three steps: (1) the costs of leasehold restoration are estimated as if they were to be performed at the inception of the lease, (2) the cost is forecast into the future by applying an inflation rate in effect at the time of adoption together with a market-risk premium for a contractor’s risk for performing the work in the future, and (3) the present value of this future cost is computed by discounting it at our credit worthiness interest rate (determined at the inception of the lease).

The ARO liability is subsequently increased annually by interest accretion throughout the term of the lease. In future periods we may also make adjustments to the ARO liability as a result of the availability of new information, technology changes, changes in labor costs and other factors. The estimate of ARO liability is based on a number of assumptions requiring professional judgment. These include estimates for: (1) expected future cash flows related to contractual obligations, primarily to restore leased space back to open floor layouts as required by the lease agreements; (2) our credit-adjusted risk free rate that considers our estimated credit rating as of the date of lease inception; (3) the market risk premium that we determine based on the length of the individual leases; and (4) the relevant inflation factor in each impacted country. For the more significant ARO’s we obtained third-party restoration estimates specific to those leases. We cannot predict the type of revisions to these assumptions that will be required in future periods.

Critical Accounting Policies

Revenue Recognition. Learning Tree course events range from two to five-days, with an average duration of approximately four days. In the second quarter of fiscal year 2004, we adopted a 52- or 53-week fiscal year in order to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52- or 53-week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. Prior to the adoption of the 52- or 53-week method, it was our policy to recognize revenues and the related direct costs of course events as courses are delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events were recorded upon commencement of each course event, unless the difference between our revenue recognition policy and recording revenues and related course costs on a straight-line basis was more than inconsequential.

We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s selling price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. Each quarter the actual Training Passport attendance rate is reviewed, and if the Training Passport attendance rates change, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted.

We believe it is appropriate to recognize revenues on this basis in order to most closely match revenue and related costs, as the substantial majority of our Passport holders do not attend the maximum number of course events permitted under their Training Passports. We believe that the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by Passport holders.

The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate we utilize. Although we have seen no material changes in the historical rates as the number of course titles has changed, we monitor such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue. If the estimates are wrong, we would record the difference between the revenues previously recognized for that Training Passport and the Training Passport selling price upon expiration of that Training Passport. Thus, the timing of revenue recognition may be affected by an inaccurate estimation, but the inaccuracy would have no effect on the aggregate revenue recognized over the twelve-month life of each Training Passport.

In addition to our Learning Tree Training Passports, we also offer a multiple-course sales discount referred to as Learning Tree Training Vouchers. With Learning Tree Training Vouchers, a customer buys the right to send a specified number of attendees to Learning Tree courses over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. If a Training Voucher has unused seats at the time of expiration of the Voucher, we record the pro rata selling price of the expired unused seat as revenue. We at times make a business decision to extend a voucher beyond the normal 12-month expiration date.

Prepaid Marketing Expenses. Prepaid marketing expenses are charged to income in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable.

Course Development Costs. Course development costs are charged to operations in the period incurred.

Stock-Based Compensation. We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) as of October 1, 2005, on the first day of our fiscal year 2006 and as a result changed our critical accounting policy regarding stock-based compensation. This change had a material affect on our results of operations as described below.

We changed the accounting for our stock option plans from the intrinsic value method used prior to October 1, 2005 to the fair value method as required by SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method. Our consolidated financial statements for the fiscal year ended September 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended September 29, 2006 was $1.0 million. There was no stock-based compensation expense related to employee stock options recognized during the year ended September 30, 2005 because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the dates of grant.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility, expected term, risk-free interest rates and actual and projected employee stock option exercise behaviors.

We analyzed our historical volatility to estimate the expected volatility consistent with SFAS 123(R). The risk-free interest rate assumption is an average of the three- and five-year U.S. Treasury rates at the date of grant, which most closely resembles the four-year expected life of our options. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

As stock-based compensation expense recognized in the consolidated statements of operations for our fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience.

As of September 29, 2006, we have elected to adopt the alternative transition method detailed in FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Long-Lived Assets. We periodically review the carrying value of our long-lived assets, such as equipment, property and leasehold improvements, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In making such evaluations, we compare the expected future cash flows to the carrying amount of the assets. If the total of the expected future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and the carrying value of the assets. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as estimating cash flows, remaining useful lives, discount rates and growth rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While we believe that our estimates are reasonable, different assumptions regarding such cash flows could materially affect the valuation of long-lived assets.

Income Taxes. We provide for income taxes under the provisions of SFAS No. 109. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or the entire asset may not be realized through future taxable earnings or implementation of tax planning strategies.

We operate as a holding company with operating subsidiaries in several countries. Each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Since taxes are incurred at the subsidiary level, and tax rates vary from country to country and one subsidiary’s tax losses cannot offset the taxable income of subsidiaries in other tax jurisdictions, our consolidated effective tax rate may vary. See Note 4 of “Notes to Consolidated Financial Statements.”

In the normal course of business, we are subject to audits by Federal, state and foreign tax authorities, and these authorities may challenge the amount of taxes due. While we believe our tax positions comply with applicable tax law, we evaluate exposures associated with various tax filing positions and we record reserves for uncertain tax positions. We believe these reserves are adequate. Our effective tax rate in a given period could be impacted if we were to determine the reserves are not required, or if we were to be required to pay amounts in excess of established reserves.

OUTLOOK

We currently anticipate revenues for our first quarter of fiscal year 2007 will be approximately $42.5 to $43.0 million, compared to $39.8 million in the first quarter of fiscal year 2006.

We expect that gross profit as a percentage of revenues for our first quarter of fiscal year 2007 will be between 56.5% and 57%, compared to 52.4% in our first quarter of fiscal year 2006. This improvement reflects a number of actions we took in recent quarters that we expect will result in modest increases in revenue-per-participant and modestly increased participants-per-event during our first quarter of fiscal year 2007, both of which contribute to increased gross profit margins. We have continued to adjust our future course scheduling with the intent of achieving further increases in our gross profit margins in our second and third quarters of fiscal year 2007. There is some risk that these actions might have an adverse effect on our revenues but we anticipate any such effect to be minimal. We also expect that our future gross profit percentages will continue to reflect the normal patterns which we have experienced in prior years.

We expect overall operating expenses for our first quarter of fiscal year 2007 to be between $18.5 and $19.0 million, compared with $18.4 million in the same quarter a year earlier. Our operating expenses in the first quarter of fiscal year 2007 will include a provision for lease termination expenses related to two floors we have vacated and will be subleasing in our United Kingdom Education Center.

Our interest income reflects changes in interest rates as well as changes in our cash balances. We expect our first quarter interest income will be approximately $1.0 million. We also expect a one-time gain of approximately $0.4 million due to the partial sale of our ownership in Collegis, Inc.

As a result, we expect to report pre-tax income of between $6.4 and $7.4 million for the first quarter of fiscal year 2007, compared with $3.2 million for the first quarter of fiscal year 2006.

Our quarterly effective tax rates have varied widely in past years due to factors discussed earlier in our Management Discussion and Analysis. As a result, we believe that quarterly pre-tax income analysis is more meaningful than quarterly net income comparisons and we thus are not providing quarterly guidance on our estimated effective tax rates.

For the second quarter of fiscal year 2007, we currently expect to report revenues between $37.0 and $38.0 million, compared to $34.3 million in the second quarter of fiscal year 2006, and gross profit percentage between 52.5% and 53.5% compared to 46.8% in the same quarter of the prior year. We anticipate reporting overall operating expenses for our second quarter of fiscal year 2007 of between $19.7 and $20.7 million, compared with $20.2 million for the same quarter of the prior year. We expect to report second quarter interest income of approximately $0.9 million.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.

Interest Rate Risk. Our cash equivalents and available for sale securities are diversified and consist primarily of investment grade securities of high-quality financial institutions and corporations. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not hold or issue derivative financial instruments.

Foreign Currency Risk. Our consolidated financial statements are prepared in U.S. dollars, while the operations of our foreign subsidiaries are conducted in their respective local currencies. Consequently, changes in exchange rates can result in exchange gains or losses. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. As of September 29, 2006, the result of a uniform 10% change in the values of foreign currency exchange rates against the U.S. dollar for intercompany exposures with all other variables held constant, would be immaterial to our results of operations. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates. In the future, we may undertake such transactions; however, any hedging techniques we might implement might not be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in available for sale securities, restricted interest bearing long-term investments and trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies and government agencies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer accounted for more than 10% of our consolidated revenues on an annual or quarterly basis. We maintain an allowance for doubtful accounts for any potential credit losses related to our trade receivables. We do not use foreign exchange contracts to hedge the risk in receivables dominated in foreign currencies and we do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Learning Tree International, Inc.

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Learning Tree International, Inc. and subsidiaries at September 29, 2006 and September 30, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, on October 1, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, and changed its method of accounting for share-based payments using the modified prospective transition method.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the year ended September 30, 2005 have been restated to correct errors in accounting for leases, lease termination events and leasehold improvements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Learning Tree International, Inc.’s internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 23, 2007 expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

McLean, Virginia

April 23, 2007

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2005	September 29, 2006
	(Restated - see note 2)
Assets
Current Assets:
Cash and cash equivalents	$56,736	$44,401
Available for sale securities	18,555	27,800
Trade accounts receivable, less allowances of $350 and $298, respectively	15,568	16,116
Prepaid marketing expenses	542	836
Income tax receivable	682	243
Deferred income taxes	281	—
Prepaid expenses and other	7,761	9,319

Total current assets	100,125	98,715

Equipment, property and leasehold improvements:
Education and office equipment	45,172	44,566
Transportation equipment	205	205
Property and leasehold improvements	25,412	27,813

	70,789	72,584
Less: accumulated depreciation and amortization	(49,135)	(47,885)

	21,654	24,699
Restricted interest-bearing investments	8,772	10,884
Deferred income taxes	1,038	1,184
Other assets	1,049	1,718

Total assets	$132,638	$137,200

Liabilities
Current Liabilities:
Trade accounts payable	$12,086	$12,671
Deferred revenues	44,956	47,678
Accrued payroll, benefits and related taxes	2,817	3,062
Other accrued liabilities	2,976	2,854
Income taxes payable	1,073	2,812
Current portion of deferred facilities rent and other	1,095	740
Deferred income taxes	—	188

Total current liabilities	65,003	70,005
Asset retirement obligations	3,670	4,174
Deferred income taxes	539	182
Deferred facilities rent and other	3,355	5,905

Total liabilities	72,567	80,266

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $.0001 par value; 75,000,000 shares authorized; 16,662,335 and 16,495,808 shares issued and outstanding, respectively	2	2
Additional paid-in capital	7	1,042
Accumulated other comprehensive income	538	1,424
Retained earnings	59,524	54,466

Total stockholders’ equity	60,071	56,934

Total liabilities and stockholders’ equity	$132,638	$137,200

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal Year Ended
	October 1, 2004	September 30, 2005	September 29, 2006
		(Restated - see note 2)
Revenues	$152,058	$151,558	$154,049
Cost of revenues	73,755	75,966	76,164

Gross profit	78,303	75,592	77,885
Operating expenses:
Course development	7,960	7,952	10,080
Sales and marketing	47,206	42,387	42,503
General and administrative	24,757	27,499	27,944

	79,923	77,838	80,527

Loss from operations	(1,620)	(2,246)	(2,642)
Other income (expense), net:
Interest income	1,444	2,517	3,361
Foreign exchange gains (losses)	335	(242)	(5)
Other	270	(12)	17

	2,049	2,263	3,373

Income before provision for income taxes	429	17	731
Provision for income taxes	969	1,713	3,853

Net loss	$(540)	$(1,696)	$(3,122)

Loss per common share - basic	$(0.03)	$(0.10)	$(0.19)

Loss per common share - diluted	$(0.03)	$(0.10)	$(0.19)

Weighted average shares outstanding - basic	17,039	16,865	16,583

Weighted average shares outstanding - diluted	17,039	16,865	16,583

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except per share data)

				Accumulated
	Common Stock		Additional	Other		Total
	Shares		Paid-In	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Income	Earnings	Equity
Balance, September 30, 2003	17,108	$2	$9	$(450)	$68,171	$67,732
Comprehensive income:
Net loss	—	—	—	—	(540)	(540)
Foreign currency translation	—	—	—	1,088	—	1,088

Comprehensive income						548
Stock options issued for services	—	—	8	—	—	8
Stock repurchases	(158)	—	(477)	—	(2,105)	(2,582)
Stock option exercises	39	—	445	—	—	445
Tax benefit related to stock option exercises	—	—	24	—	—	24

Balance, October 1, 2004	16,989	2	9	638	65,526	66,175
Comprehensive loss:
Net loss (Restated - see note 2)	—	—	—	—	(1,696)	(1,696)
Foreign currency translation (Restated - see note 2)	—	—	—	(100)	—	(100)

Comprehensive loss (Restated - see noted 2)						(1,796)
Stock options issued for services	—	—	6	—	—	6
Stock repurchases	(327)	—	(8)	—	(4,306)	(4,314)

Balance, September 30, 2005 (Restated - see note 2)	16,662	2	7	538	59,524	60,071
Comprehensive loss:
Net loss	—	—	—	—	(3,122)	(3,122)
Foreign currency translation	—	—	—	886	—	886

Comprehensive loss						(2,236)
Stock options issued for services	—	—	1,035	—	—	1,035
Stock repurchases	(166)	—	—	—	(1,936)	(1,936)

Balance, September 29, 2006	16,496	$2	$1,042	$1,424	$54,466	$56,934

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended
	October 1, 2004	September 30, 2005	September 29, 2006
		(Restated - see note 2)
Cash flows - operating activities:
Net loss	$(540)	$(1,696)	$(3,122)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,264	6,295	7,429
Stock compensation expense	—	—	1,035
Deferred income taxes	307	102	(34)
Provision for doubtful accounts	36	57	154
Accretion of deferred facilities rent and other and asset retirement obligations	196	327	264
Gain on disposals of equipment and leasehold improvements and liquidation of investment in Collegis, Inc	(173)	(19)	17
Unrealized foreign exchange losses (gain)	(542)	13	(44)
Lease termination costs and other	1,601	59	976
Deferred facilities rent and other charges	(545)	(381)	1,093
Gain on settlement of asset retirement obligation	—	—	(38)
Impairment of leasehold improvements	—	723	—
Change in operating assets and liabilities:
Trade accounts receivable	(726)	(2,787)	(270)
Prepaid marketing expenses	120	265	(56)
Prepaid expenses and other assets	2,853	(1,089)	(2,391)
Income taxes payable	(1,147)	2,316	2,178
Trade accounts payable	(400)	(714)	84
Deferred revenues	(4,906)	(1,840)	1,294
Asset retirement obligations	—	—	(105)
Other accrued liabilities	(826)	651	(22)

Net cash provided by operating activities	1,572	2,282	8,442

Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(5,556)	(6,835)	(9,885)
Purchases of available for sales securities	(13,000)	(12,050)	(10,300)
Sales of available for sale securities	—	6,495	1,055
Lease deposits	—	—	(1,450)
Sales of equipment and leasehold improvements	3	112	(41)
Liquidation of investment in Collegis, Inc.	1,203	—	—

Net cash used in investing activities	(17,350)	(12,278)	(20,621)

Cash flows - financing activities:
Repurchases of common stock	(2,582)	(4,314)	(1,936)
Proceeds from exercise of stock options	445	—	—

Net cash used in financing activities	(2,137)	(4,314)	(1,936)

Effects of exchange rates on cash	2,117	133	1,780

Net decrease in cash and cash equivalents	(15,798)	(14,177)	(12,335)
Cash and cash equivalents at the beginning of the fiscal year	86,711	70,913	56,736

Cash and cash equivalents at the end of the fiscal year	$70,913	$56,736	$44,401

Supplemental disclosures:
Income taxes paid	$1,774	$676	$2,700

Interest paid	$—	$—	$—

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Nature of the Business

Learning Tree International, Inc. and subsidiaries develop, market and deliver a broad proprietary library of instructor-led classroom courses which are designed to meet the professional development needs of managers and information technology (“IT”) professionals worldwide. These courses are delivered primarily at our leased education centers located in the United States, United Kingdom, Canada, France, Sweden and Japan. Such course events are also conducted in external hotel and conference facilities and at customer sites throughout the world. We provide courses that are regularly presented worldwide and cover such topics as web development, operating systems, programming languages, databases, computer networks, computer and network security, wireless technologies, open source applications, project management, leadership and professional development and key business skills.

In the second quarter of fiscal year 2004, we adopted a 52- or 53-week fiscal year, by changing our year-end date from September 30th to the Friday nearest the end of the month of September. Thus, these consolidated financial statements report our consolidated financial position as of September 30, 2005, and September 29, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended October 1, 2004, September 30, 2005 and September 29, 2006 each of which was a 52-week year.

b.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Learning Tree International, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. The following is a summary of our subsidiaries:

Learning Tree International USA, Inc. (U.S.)

Learning Tree International, K.K. (Japan)

Learning Tree International, Ltd. (United Kingdom)

Learning Tree Limited (United Kingdom)

Learning Tree International S.A. (France)

Learning Tree International AB (Sweden)

Learning Tree International Inc. (Canada)

Learning Tree International Ltd. (Hong Kong)

Advanced Technology Marketing, Inc. (U.S.)

System for Business and Industry, Inc. (U.S.)

c.	Revenue Recognition and Accounts Receivable

Our revenues are received from business entities and government agencies for the professional training of their employees. Course events range in length from two to five-days, and average approximately four days. As stated above, beginning with the second quarter of fiscal year 2004, we adopted a 52- or 53-week fiscal year. This method was adopted in order to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52- or 53-week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. Prior to the adoption of the 52- or 53-week method, it was our policy to recognize revenues and the related direct costs of course events as courses were delivered on a straight-line basis. However, for administrative purposes, the revenues and the related costs of course events were recorded upon commencement of each course event, unless the difference between our revenue recognition policy and recording revenues and related course costs on a straight-line basis was more than inconsequential.

We offer our customers a multiple-course sales discount referred to as a “Learning Tree Training Passport.” A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a one-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in one of our courses is based upon the selling price of the Training Passport, the list price of the course taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s selling price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have attended. The average attendance rate for all expired Training Passports has closely approximated the estimated rate we utilize. If the Training Passport attendance rates change significantly, the revenue recognition rate for all active Training Passports and for all Training Passports sold thereafter is adjusted. We believe it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs, as the substantial majority of our Passport holders do not attend the maximum number of course events permitted under their Training Passport. We believe that the use of historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by the tens of thousands of Passport holders since the inception of the program in fiscal year 1993. Although we have seen no material changes in the historical rates as the number of course titles has changed, we monitor such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

In addition to our Learning Tree Training Passports, we also offer a multiple-course sales discount referred to as Learning Tree Training Vouchers. With Learning Tree Training Vouchers, a customer buys the right to send a specified number of attendees to Learning Tree courses over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. If a Training Voucher has unused seats at the expiration of the Voucher, we record the pro rata selling price of the expired unused seats as revenue. We at times make a business decision to extend a Voucher beyond the normal twelve month expiration date.

Trade accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. We use estimates in determining the allowance for doubtful accounts receivable, based on our analysis of various factors, including our historical collection experience, current trends, specific identification of invoices which are considered doubtful, and a percentage of our past due accounts receivable. These estimates could differ from actual collection experience and are subject to adjustment. Our trade accounts receivable are written off when they are deemed uncollectible.

d.	Stock-Based Compensation

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) as of October 1, 2005, the first day of fiscal year 2006, and as a result changed our accounting policy regarding stock-based compensation. This change had a material affect on the results of operations as described below.

We changed the accounting for our stock option plans from the intrinsic value method used prior to October 1, 2005 to the fair value method as required by SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended September 29, 2006 was $1,035. There was no stock-based compensation expense related to employee stock options recognized during the years ended September 30, 2005 and October 1, 2004 because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the dates of grant.

SFAS 123(R) requires public companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the statement of operations. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility, expected term, risk-free interest rates and actual and projected employee stock option exercise behaviors.

We determined that our historical volatility represents our best estimate of the expected volatility. The risk-free interest rate assumption is an average of the three- and five-year U.S. Treasury rates at the date of grant, which most closely resembles the four-year expected life of our options. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

As stock-based compensation expense recognized in the consolidated statements of operations for fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. See Note 7 for additional information.

As of September 29, 2006, we have elected to adopt the alternative transition method detailed in Financial Accounting Standards Board (FASB) Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFAS 123(R)-3”), for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Prior to adoption of SFAS 123(R), the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. As of September 29, 2006, we have changed our cash flow presentation in accordance with SFAS 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow. For the year ended September 29, 2006, we did not have any excess tax benefits related to the exercise of stock options.

e.	Course Development Costs

Course development costs are charged to operations in the period incurred.

f.	Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $505, $359 and $551 in fiscal years 2004, 2005 and 2006, respectively.

g.	Cash and Cash Equivalents, Available for Sale Securities, and Interest-bearing Investments

We consider highly liquid investments with remaining maturities of ninety days or less when purchased to be cash equivalents. Cost approximates market value for our cash equivalents.

We classify certain of our investments in marketable securities as “available for sale” in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). We do not have any investments classified as “trading” or “held-to-maturity.” Our policy is to invest cash with issuers that have high credit ratings and to limit the amount of credit exposure to any one issuer.

Available for sale securities consist only of municipal debt securities and are stated at cost, which approximates market value. These investments generally have no fixed maturity date but most have dividend-reset dates every twenty-eight days or longer. These investments can be liquidated under an auction process on the dividend-reset dates subject to a sufficient number of bids being submitted. The cost of securities sold is based on the specific identification method. Proceeds from sales of available-for-sale securities during fiscal years 2005 and 2006 were $6,495 and $1,055, respectively. There were no gains or losses on the sales of these securities. We earn interest income on these securities which is recorded as interest income in the consolidated statements of operations.

Restricted interest-bearing investments consist of cash deposits of $9,434 (5,000 British Pounds) and $1,450 which have been pledged to secure our obligations under leases for education center facilities located in the United Kingdom and United States. The terms of both lease arrangements require us to pledge cash deposits for the same amount as collateral for our lease obligations there under. The deposits are in our name and are in interest-bearing accounts with interest accruing to us and paid on an annual basis. Our representatives and the landlords’ representatives control the deposits (all are solicitors). They act jointly in the operation of the deposit accounts. The deposits will be released to us at the earliest of the end of the lease period or when certain financial ratios have been met. The investments are carried at market value, which approximates cost.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

h.	Prepaid Marketing Expenses

Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage and handling of direct mail advertising materials to be mailed in the future. These costs are charged to income in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for the fiscal years ended 2004, 2005 and 2006 were $34,075, $27,790 and $26,661 respectively.

i.	Equipment, Property and Leasehold Improvements

Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Education and office equipment	3 to 7 years
Transportation equipment	4 years
Software development costs	7 years
Leasehold improvements	20 years or the life of the lease, if shorter
Building	30 years

Land, as stated at cost, amounts to $1,342.

Software amortization amounted to $247, $247, and $237 in each of the fiscal years 2004, 2005 and 2006, respectively. Total depreciation expense amounted to $6,264, $6,295 and $7,429 in each of the fiscal years 2004, 2005 and 2006, respectively. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization and any resulting gain or loss is included in the statements of operations.

The fair value of a liability for an asset retirement obligation is associated with the Company’s leased facilities recorded as an asset (leasehold improvements) and a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. See also Note 3 relating to asset retirement obligations.

j.	Long-Lived Assets

We periodically review the carrying value of our long-lived assets, such as equipment, property and leasehold improvements for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In making such evaluations, we compare the expected future cash flows to the carrying amount of the assets. If the total of the expected future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value of the carrying value of the assets and their book value. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as estimating cash flows, remaining useful lives, discount rates and growth rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While we believe that our estimates are reasonable, different assumptions regarding such cash flows could materially affect the valuation of long-lived assets.

As part of our fiscal year 2006 restatement, we have identified certain leasehold improvements related to vacated space in our United Kingdom Education Center. We have entered into subleases for these vacated floors and have determined that the expected future cash flows associated with the subleases is less than the carrying amount of the associated assets. Accordingly, we have subsequently written off the carrying value of these assets.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

k.	Deferred Revenues

Deferred revenues primarily relate to unearned revenues associated with Training Passports, Training Vouchers and advance payments received from customers for course events to be held in the future.

l.	Comprehensive Income

We report comprehensive income in the consolidated statements of shareholders’ equity. Other comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments.

m.	Income Taxes

We provide for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or the entire asset may not be realized through future taxable earnings or implementation of tax planning strategies.

n.	Foreign Currency

We translate the financial statements of our foreign subsidiaries from the local (functional) currencies to United States dollars in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS 52”). The rates of exchange at each fiscal year end are used for translating the assets and liabilities and the average monthly rates of exchange for each year are used for the statements of operations. Gains or losses arising from the translation of the foreign subsidiaries’ financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

To date, we have not sought to hedge the risk associated with fluctuations in currency exchange rates, and therefore we continue to be subject to such risk.

o.	Deferred Facilities Rent

Operating Lease Activities:

We lease education center and administrative office space under various operating lease agreements. Certain lease agreements include provisions that provide for cash incentives, graduated rent payments and other inducements. We recognize rent expense on a straight-line basis over the related terms of such leases. The value of lease incentives and/or inducements, along with the excess of the rent expense recognized over the rentals paid, is recorded as Deferred facilities rent and other in the accompanying consolidated balance sheets.

Lease Termination Activities:

We record liabilities for costs that will be incurred under a contract without economic benefit at estimated fair value. We have vacated certain leased facilities space in the United Kingdom subject to operating leases and recorded the estimated liabilities associated with future rentals at the cease-use date. The fair value of the liability at the cease-use date was determined based on the remaining cash flows for lease rentals, estimated leasehold improvements, and minimum lease payments, reduced by estimated sublease rentals and certain subtenant reimbursements that could be reasonably obtained for the property, discounted using a credit-adjusted risk-free rate. The liability is adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, measured using the credit-adjusted risk-free rate that was used to initially measure the liability. Changes due to the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

At October 1, 2004 we had recorded total liabilities of $1,600 related to lease termination costs. These lease liabilities are classified as Deferred facilities rent and other in the accompanying 2005 consolidated balance sheet. During fiscal year 2005, the liability was reduced by a net change of $800 as a result of changes in the estimates of future sublease rental income and related amortization and accretion associated with the vacated leased space.

The lease termination activities have historically resulted in accrual liabilities recorded in Deferred rent facilities and other. However, due to the timing of payments due to landlords and payments due from subtenants, certain lease terminations have resulted in assets included in other assets at September 29, 2006.

p.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments.

q.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

r.	Recently Issued Accounting Pronouncements

In June 2005, the FASB issued Statement of Accounting Standard No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which is a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. We adopted SFAS 154 during the first quarter of fiscal year 2007. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this accounting interpretation.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for our 2009 fiscal year, although early adoption is permitted. We are currently assessing the potential effect of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

changes occur through comprehensive income. The standard also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We are currently assessing the impact of SFAS 158, but do not believe the adoption will have a material impact on our consolidated financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of our fiscal 2007. We adopted SAB 108 during our fiscal year ended September 29, 2006. We were not impacted by the adoption of this staff accounting bulletin.

2.	RESTATEMENT

We have restated our consolidated balance sheet as of September 30, 2005 and our consolidated statements of operations, stockholders’ equity and cash flows for the year then ended for the items discussed below. The restatement components have been grouped into the following categories:

a) Accounting for lease termination costs established under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

b) Accounting for impairment of leasehold improvements under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”).

c) Correcting the depreciable lives of the leasehold improvements acquired at the inception of the lease for our United Kingdom Education Center.

d) Reclassifying certain account balances relating to lease accounting necessary for the fair presentation of the 2005 consolidated balance sheet.

e) The entries in the tax accounts reflect the appropriate tax impact related to the restatement adjustments.

The following tables set forth the net effect of the restatement for the specific line item amounts that changed and as presented in our consolidated balance sheet at September 30, 2005 and consolidated statement of operations for the year then ended.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

Consolidated Balance Sheet	Reference	As Previously Reported	Adjustments	As Restated
September 30, 2005
Prepaid expenses and other	d)	$6,573	$1,188	$7,761
Total current assets		98,937	1,188	100,125
Property and leasehold improvements	a), b)	26,356	(944)	25,412
Accumulated depreciation	b), c)	(50,050)	915	(49,135)
Other assets	a)	1,548	(499)	1,049
Total assets		131,978	660	132,638
Trade accounts payable	d)	11,913	173	12,086
Other accrued liabilities	a)	3,318	(342)	2,976
Current portion deferred rent facilities and other	b)	—	1,095	1,095
Income taxes payable	e)	1,016	57	1,073
Total current liabilities		64,020	983	65,003
Deferred facilities rent and other	a), d)	2,491	864	3,355
Total liabilities		70,969	1,598	72,567
Accumulated other comprehensive income		488	50	538
Retained earnings		60,512	(988)	59,524
Total stockholders’ equity		61,009	(938)	60,071

Consolidated Statement of Operations	Reference	As Previously Reported	Adjustments	As Restated
September 30, 2005
Cost of Revenues	c)	$76,167	$(201)	$75,966
Gross Profit		75,391	201	75,592
General and administrative expenses	a), b), c)	26,111	1,388	27,499
Loss from operations		(1,059)	(1,187)	(2,246)
Income (loss) before income taxes		1,204	(1,187)	17
Provision for income taxes	e)	1,912	(199)	1,713
Net loss		(708)	(988)	(1,696)

Consolidated Statements of Cash Flows	Reference	As Previously Reported	Adjustments	As Restated
September 30, 2005
Cash flows from operating activities:
Net loss		$(708)	$(988)	$(1,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	c)	7,046	(751)	6,295
Deferred income taxes	e)	351	(249)	102
Accretion on deferred rent facilities and other and asset retirement obligations	a)	225	102	327
Lease termination costs and other	a)	(482)	541	59
Impairment of leasehold improvements	b)	—	723	723
Change in operating assets and liabilities:
Prepaid expenses and other assets	a), d)	(2,277)	1,188	(1,089)
Income taxes payable	e)	2,259	57	2,316
Trade accounts payable	d)	(541)	(173)	(714)
Other accrued liabilities	a)	546	105	651
Net cash provided by operating activities		1,727	555	2,282
Cash flows from investing activities:
Purchases of equipment, property and leasehold improvements	b)	(6,315)	(520)	(6,835)
Net cash used in investing activities		(11,758)	(520)	(12,278)
Effects of exchange rates on cash		168	(35)	133

The restatement and its effect on the consolidated financial statements are discussed below (all amounts are pre-tax unless otherwise noted):

a)	Exit and disposal activities – We incorrectly accounted for lease termination costs, sublease income, and accretion related to certain leased space in our United Kingdom Education Center which we had vacated. We understated expenses in fiscal year 2005 as a result of not considering all of the relevant inputs related to contract termination cost and other associated costs of lease terminations. Additionally, we failed to make the correct accounting entries related to the recording of sublease payments in both the quarterly and annual financial statements for fiscal year 2005. The financial statements and related disclosures have been adjusted to reflect the correct accounting for these items.

b)	Impairment of long-lived assets – In fiscal year 2005, we entered into a series of subleases in our United Kingdom Education Center for certain leased space which we had vacated. In compliance with the terms of certain subleases, we were required to make certain leasehold improvements for the tenant. These leasehold improvements were capitalized when acquired, however, they were not recoverable from the cash flows resulting from the related subleases. Additionally, when we concluded that we had ceased-use of the aforementioned space, the asset recorded related to the asset retirement obligation associated with the vacated space became impaired and should have been expensed. The restated fiscal year 2005 financial statements reflect the impairment and write-off of these assets.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

c)	Correction of the depreciable lives for leasehold improvements – The depreciable lives of the leasehold improvements acquired at the inception of the lease related to our United Kingdom Education Center have been corrected from ten years to twenty years in accordance with our policy to depreciate leasehold improvements over the lesser of the useful life of the asset or the lease term. We have adjusted accumulated depreciation and depreciation expense to reflect the correct balances for fiscal year 2005.

d)	Reclassifications – At September 30, 2005, certain account balances in our consolidated balance sheet were reclassified between assets and liabilities and current and noncurrent liabilities. These reclassification adjustments were related to establishing the current portion of the existing Deferred facilities rent and other liability account, properly classifying prepaid balances originally included in liabilities, and recording a receivable relating to the reimbursement of tenant improvements under a facility lease.

e)	Provision for income taxes – The entries in the tax accounts reflect the appropriate tax impact related to the restatement adjustments.

The effects of the restatement adjustments on the previously reported consolidated financial statements reduced retained earnings at September 30, 2005, by $988 as a result of the change in fiscal year 2005 net income given the adjustments noted above. In addition to the change in retained earnings, total stockholders’ equity was also affected by an adjustment for $50 related to foreign currency translation adjustments for the effects of the balance sheet adjustments noted above, for a total change to total stockholders’ equity at September 30, 2005, of $938. The restatement adjustments decreased earnings per common share, basic and diluted, by $0.06 per share for the year ended September 30, 2005. The effects on the previously reported fiscal year 2005 consolidated statement of cash flows was to increase cash flows provided by operating activities by $555.

3.	ASSET RETIREMENT OBLIGATIONS

We adopted SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”), as of October 1, 2002, which requires us to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement obligation (“ARO”) liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service and whereby we have contractual commitments to remove leasehold improvements and to return the leased facility back to a specified condition when the lease terminates. For a facility lease, this is typically at the inception of the lease.

When the ARO liability is initially recorded, we increase the carrying amount of the related long-lived asset (leasehold improvements) by an amount equal to the calculated liability. The liability is subsequently accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset, which is the lease term. The ARO liability is recorded at fair value, and accretion expense (included in general and administrative expenses) is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO liability is measured using the expected future cash outflows related to the lease and calculated by using inflation rates in effect at the time of adoption and incorporating a market-risk premium, and discounted at our credit-adjusted risk-free interest rate at the time of adoption. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in our earnings.

Each ARO liability is based on a number of assumptions requiring professional judgment. We cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, technology changes, the price of labor costs and other factors.

The following table presents the activity for the asset retirement obligations, which primarily consist of classroom facilities at our education centers:

	Fiscal Year Ended
	September 30, 2005	September 29, 2006
ARO balance, beginning of year	$2,872	$3,670
Liabilities incurred	581	151
Accretion expense	225	256
Liabilities satisfied	—	(105)
Gain on settlement of ARO liability	—	(38)
Foreign currency translation	(8)	240

ARO balance, end of year	$3,670	$4,174

4.	INCOME TAXES

We file a consolidated U.S. Federal income tax return which includes substantially all of our domestic operations. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

Income (loss) before provision for income taxes consists of the following:

	Fiscal Year Ended
	October 1, 2004	September 30, 2005	September 29, 2006
		(Restated - see note 2)
Domestic	$833	$(782)	$(4,802)
Foreign	(404)	799	5,533

Total	$429	$17	$731

The provision for income taxes is comprised of the following:

	Fiscal Year Ended
	October 1, 2004	September 30, 2005	September 29, 2006
		(Restated - see note 2)
Current tax provision:
U.S. Federal	$266	$580	$375
State	63	26	120
Foreign	333	1,004	3,134

	662	1,610	3,629

Deferred tax provision:
U.S. Federal	352	90	399
State	35	18	(84)
Foreign	(80)	(5)	(91)

	307	103	224

Provision for income taxes	$969	$1,713	$3,853

The following is a reconciliation of the provision for income taxes to the U.S. Federal statutory tax rate of 34%:

	Fiscal Year Ended
	October 1, 2004	Effective Tax rate %	September 30, 2005	Effective Tax rate %	September 29, 2006	Effective Tax rate %
			(Restated - see note 2)	(Restated - see note 2)
Income taxes at the U.S. statutory rate	$146	34%	$6	34%	$247	34%
Permanent differences	252	59	(102)	(600)	(482)	(66)
Loss of stock option benefit	—	—	1,059	6,229	—	—
Effects of foreign taxes and tax credits	490	114	734	4,318	171	23
State income taxes (benefit)	(111)	(26)	(91)	(535)	(191)	(26)
Transfer pricing	—	—	—	—	828	113
Change in valuation allowance	192	45	107	630	3,280	449

Total provision for income taxes	$969	226%	$1,713	10,076%	$3,853	527%

Permanent differences as presented above in the rate reconciliation of the provision for income taxes includes tax-exempt interest, the benefit of the extraterritorial income exclusions, reserves for uncertain tax positions, and other non-tax deductible items. The loss of a stock option benefit in the amount of $1,059 relating to the expiration of the statute of limitations in 2005 for our 2001 Federal tax return is included in the fiscal year 2005 provision.

In the normal course of business, we are subject to audits by federal, state and foreign tax authorities, and these authorities may challenge the amount of taxes due. While we believe our tax positions comply with applicable tax law, we evaluate exposures associated with various tax filing positions and record reserves for uncertain tax positions. We believe these reserves are adequate.

Our Canadian subsidiary underwent a transfer pricing tax examination for Canadian tax years 2002 and 2003 during fiscal year 2006 by the Canada Revenue Agency (CRA). In September 2006, a preliminary assessment in the amount of $347 for additional taxes and interest was proposed by CRA. In December 2006, we accepted the proposed assessment and included this amount in the tax provision for fiscal year 2006.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and SFAS No. 5, Accounting for Contingencies (“SFAS 5”), we establish reserves for our global tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. As of September 29, 2006, we recorded worldwide contingency reserves relating to transfer pricing are approximately $500.

Deferred income tax assets and liabilities consist of the following:

	September 30, 2005	September 29, 2006
	(Restated - see note 2)
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$812	$2,073
Foreign tax credit carryforwards	250	79
State tax operating loss carryforwards	360	366
Accrued vacation	200	231
Equity compensation	—	307
Investments	—	188
Other	80	91
Deferred tax liabilities:
Depreciation and amortization	(1,701)	547
Prepaids	—	(511)

Domestic net deferred tax assets	1	3,371
Foreign operations:
Deferred tax assets:
Depreciation and other	1,288	1,200
Deferred tax liabilities:
Deferred revenue	(211)	(147)

Foreign net deferred tax assets	1,076	1,053

Domestic and foreign deferred tax assets	1,077	4,424
Valuation allowances	(298)	(3,610)

Net deferred tax assets	$780	$814

At September 29, 2006, we have foreign tax credit carryforwards of approximately $79, which expire, if unused, in the year 2013. Our U.S. operating entity has net operating loss carryforwards for state income tax purposes of approximately $7,260, which expire, if unused, in various years through 2025.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income.

During fiscal year 2006, we established valuation allowances for portions of the deferred tax assets of the U.S. entities and one entity in a foreign jurisdiction. The valuation allowances were determined in accordance with the provisions of SFAS 109, which requires an assessment of a wide range of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based on our assessment, which considered historical financial

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

performance as well as projected future financial performance, we increased our valuation allowance by $3,046 for the U.S. entities and recorded a valuation allowance in the amount of $266 for a foreign entity. We intend to maintain these valuation allowances until sufficient positive evidence exists to support a reversal of them. Profits or losses incurred in the U.S. and in the foreign jurisdiction will affect the ongoing amount of the valuation allowances.

We did not record a valuation allowance for either the U.S. entities or the foreign entity to the extent that the deferred tax assets were supported by deferred tax liabilities that will reverse within the loss carryforward period.

The net increase in the total valuation allowance was $107 and $3,312 for the fiscal years ended September 30, 2005 and September 29, 2006, respectively.

We have not provided for U.S. federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of September 29, 2006, because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, we would incur approximately $352 of foreign withholding taxes and foreign tax credits would become available under current law to eliminate the resulting U.S. income tax liability.

5.	COMMITMENTS AND CONTINGENCIES

a.	Commitments

We have various non-cancelable operating leases for facilities that expire at various dates through 2019 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2007	$13,872	$2,016	$11,856
2008	12,948	2,000	10,948
2009	12,884	1,919	10,965
2010	12,105	1,837	10,268
2011	9,238	551	8,687
Thereafter	46,616	1,885	44,731

	$107,663	$10,208	$97,455

Rental expense was $13,070, $13,450 and $14,749 for fiscal years 2004, 2005 and 2006, respectively. Sublease rental income for fiscal years 2004, 2005 and 2006 was $2,252, $1,369 and $1,338, respectively.

We signed certain service agreements with terms of up to two years with a certain vendor to obtain favorable pricing and commercial terms for printing services that are necessary for the ongoing operation of our business. Under the terms of these agreements, we have committed to contractually specified production runs of catalogs over the contractual periods. The contractual estimated minimums are: for fiscal year 2007, $2,811 and for fiscal year 2008 and 2009, $1,196. Amounts paid under these agreements were $6,132, $5,908 and $5,576 during the fiscal years ended October 1, 2004, September 30, 2005 and September 29, 2006, respectively. To the extent that we do not purchase the contractual minimum amount of services, we must pay the vendor the shortfall. We expect to meet the contractual minimums through our normal course of business.

We occasionally provide guarantees for operating leases of our subsidiaries that could obligate us to make future payments if the subsidiary fails to perform under its contractual obligations. The guaranteed leases have various expiration dates that extend through fiscal year 2019. The remaining maximum obligation under these leases as of September 29, 2006 is approximately $56,500. We do not currently expect to have any financial obligations as guarantor.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

In December 2006, we entered into construction commitments in the amount of $1,800 relating to facility space for sublease tenant improvements in our United Kingdom Education Center. This construction work was completed in March 2007.

b.	Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

6.	STOCKHOLDERS’ EQUITY

We repurchased approximately 158,000 shares of Common Stock at a total cost of approximately $2,582, approximately 327,000 shares of Common Stock at a total cost of approximately $4,314, and 166,000 shares of Common Stock at a total cost of $1,936 during fiscal years 2004, 2005 and 2006, respectively.

7.	STOCK-BASED COMPENSATION

SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We adopted SFAS 123(R) as of October 1, 2005.

At September 29, 2006, we had one share-based compensation plan, the 1999 Stock Option Plan (the “1999 Plan”), which was approved by our stockholders. The 1999 Plan is administered by the Compensation and Stock Option Committee of our Board of Directors. The 1999 Plan permits the granting of options to our employees, officers, directors and non-employee instructors to purchase up to 3,964 shares of Common Stock. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years at 25% per year on each anniversary date and have five-year contractual terms. However, the exercise price, vesting schedule and period required for full exercisability of the options is at the discretion of the Compensation and Stock Option Committee of our Board of Directors. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period. We have a policy of issuing new shares of Common Stock to satisfy share option exercises.

Prior to October 1, 2005, we accounted for our stock option plans under the intrinsic value recognition and measurement provisions of APB 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost includes (a) compensation costs for all stock options granted prior to, but not yet vested as of October 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation costs for all stock options granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As prescribed under the modified prospective transition method, results for prior periods have not been restated for the adoption of SFAS 123(R).

As a result of adopting SFAS 123(R) on October 1, 2005, our loss from operations and income before income taxes were reduced by $1,035 and net loss was reduced by $774 for the year ended September 29, 2006. Basic and diluted loss per share for the year ended September 29, 2006 increased $0.05 per share as a result of the adoption of SFAS 123(R).

The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plan for the years ended September 30, 2005 and October 1, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Year Ended October 1, 2004	Year Ended September 30, 2005
		(Restated - see note 2)
Net loss, as reported	$(540)	$(1,696)
Less: stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,273)	(1,576)

Net loss, pro forma	$(2,813)	$(3,272)

Loss per share, basic and diluted, as reported	$(0.03)	$(0.10)

Loss per share, basic and diluted, pro forma	$(0.17)	$(0.19)

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock measured over a period commensurate with the expected life of granted stock options. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. The risk-free interest rate assumption is an average of the three- and five-year U.S. Treasury rates at the date of the grant which most closely resembles our four-year expected life of options.

	Year Ended October 1, 2004	Year Ended September 30, 2005	Year Ended September 29, 2006
		(Restated - see note 2)
Expected volatility	55%	35%	31%
Expected dividends	-	-	-
Expected life (in years)	4	4	4
Risk-free interest rate	3.2%	3.8%	4.0%

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

A summary of option activity under the 1999 Plan as of fiscal years 2004, 2005 and 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2003	1,973,000	$24.15
Options granted	225,000	$15.64
Options exercised	(39,000)	$11.24
Options forfeited and expired	(476,000)	$20.38

Outstanding at October 1, 2004	1,683,000	$24.38
Options granted	429,000	$12.93
Options exercised	—	—
Options forfeited and expired	(737,000)	$29.15

Outstanding at September 30, 2005	1,375,000	$18.24
Options granted	110,000	$13.82
Options exercised	—	—
Options forfeited and expired	(367,000)	$22.85

Outstanding at September 29, 2006	1,118,000	$16.28	2.2	$—

Vested and expected to vest at September 29, 2006	1,075,000	$16.39	2.2	$—
Exercisable at September 29, 2006	634,000	$18.27	2.2	$—

The weighted average grant-date fair value of options granted during the year ended September 29, 2006 was $13.82. There were no options exercised during fiscal years 2005 and 2006.

Stock-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $1,035 for the year ended September 29, 2006. There was no stock-based compensation expense related to employee stock options recognized during the years ended September 30, 2005 and October 1, 2004. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended September 29, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures as required by SFAS 123(R). In our pro forma information required under SFAS 123 for periods prior to fiscal year 2006, we accounted for pre-vesting forfeitures as they occurred.

The total income tax benefit relating to stock options and recognized in the consolidated statement of operations was $308 for the year ended September 29, 2006. There was no income tax benefit recognized during the year ended September 29, 2006. As of September 29, 2006, there was $1,378 of total unrecognized compensation costs related to non-vested stock options granted under the 1999 Plan. That cost is expected to be recognized over a weighted-average remaining period of 2.2 years. The total grant date fair value of shares vested for the year ended September 29, 2006 was $1,035.

8.	EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (the “Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute up to 15% of their compensation to the Plan on a pre-tax basis, subject to statutory limitations. We make contributions at a rate of 75% of elective contributions up to 6% of the compensation of such contributors. We contributed $614, $628 and $556 to the Plan for the fiscal years ended October 1, 2004, September 30, 2005 and September 29, 2006, respectively. We paid no administrative fees relating to the Plan in fiscal years 2004, 2005 and 2006.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees in all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years ended October 1, 2004, September 30, 2005 and September 29, 2006 our cost for these plans was approximately $707, $760 and $868 respectively.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

9.	EARNINGS PER SHARE

Loss per share - basic is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Loss per share – diluted includes the dilutive effect, if any, of all outstanding options to purchase Common Stock outstanding during the period, using the treasury stock method. Stock options are not included in the loss per share - diluted calculations because of their anti-dilutive effect. For fiscal years 2004, 2005 and 2006, approximately 1,498,000, 967,000 and 1,119,000 stock options, respectively, were anti-dilutive and excluded from the Loss per share - diluted calculation.

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	October 1, 2004	September 30, 2005	September 29, 2006
		(Restated - see note 2)
Numerator:
Net loss	$(540)	$(1,696)	$(3,122)

Denominator:
Weighted-average shares outstanding – basic	17,039	16,865	16,583
Dilutive effect of assumed exercises of stock options	—	—	—

Weighted-average shares outstanding – diluted	17,039	16,865	16,583

Loss Per Share:
Loss per common share - basic	$(0.03)	$(0.10)	$(0.19)

Loss per common share - diluted	$(0.03)	$(0.10)	$(0.19)

10.	OPERATING SEGMENT INFORMATION

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multi-national companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught or of the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in fiscal years 2004, 2005 or 2006.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. In fiscal year 2006, however, the Company’s Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), initiated an intensive effort to improve our business performance, and began differentiating certain management decisions based on the individual characteristics of our geographic operating units. As a result, our reportable segments were changed to the following: United States, Canada, United Kingdom, France, Sweden and Japan, and we have retroactively applied equivalent data for the prior fiscal years to reflect this change in reportable segments and to conform to the current year’s presentation. Prior to fiscal year 2006, we had one reportable segment. As a measure of segment performance the CODM reviews gross profit for each segment.

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

Summarized financial information by reportable segment for fiscal years 2004, 2005 and 2006, is as follows:

	Fiscal Year Ended
	October 1, 2004	September 30, 2005	September 29, 2006
Revenues:
United States	$70,404	$68,203	$71,341
Canada	10,642	13,004	14,802
United Kingdom	43,159	43,336	39,834
France	18,393	16,663	17,288
Sweden	7,632	8,017	8,045
Japan	1,828	2,335	2,739

Total	$152,058	$151,558	$154,049

Gross profit:
United States	$32,743	$35,973	$36,310
Canada	6,719	7,211	8,632
United Kingdom	22,673	19,273	18,532
France	10,682	7,939	8,222
Sweden	4,374	3,769	4,404
Japan	1,112	1,427	1,785

Total	$78,303	$75,592	$77,885

Depreciation and amortization (as included in gross profit):
United States	$2,300	$2,747	$3,250
Canada	348	366	365
United Kingdom	938	450	1,010
France	644	572	546
Sweden	475	369	257
Japan	30	41	42

Total	$4,735	$4,545	$5,470

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

Summarized financial information by reportable segment for fiscal years 2005 and 2006, is as follows:

	Fiscal Year Ended
	September 30, 2005	September 29, 2006
Total assets:
United States	$79,632	$78,456
Canada	8,682	10,892
United Kingdom	31,225	33,521
France	6,909	8,082
Sweden	5,019	5,521
Japan	1,171	728

Total	$132,638	$137,200

Long-lived assets:
United States	$13,974	$16,678
Canada	1,146	1,116
United Kingdom	4,506	5,275
France	2,490	2,568
Sweden	453	667
Japan	127	112

Total	$22,696	$26,416

Capital expenditures:
United States	$3,387	$7,384
Canada	350	350
United Kingdom	1,954	1,038
France	549	518
Sweden	566	566
Japan	29	29

Total	$6,835	$9,885

11.	VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	Fiscal Year Ended
	October 1, 2004	September 30, 2005	September 29, 2006
Beginning balance	$818	$402	$350
Provision for doubtful accounts	36	57	154
Charges against allowance	(452)	(109)	(206)

Ending balance	$402	$350	$298

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	Fiscal Year Ended
	October 1, 2004	September 30, 2005	September 29, 2006
Beginning balance	$—	$191	$298
Provisions	191	107	3,312
Charges against allowance	—	—	—

Ending balance	$191	$298	$3,610

12.	RELATED PARTY TRANSACTIONS

Since October 2005, Dr. David C. Collins, the Chairman of our Board of Directors (“Chairman”) has been employed under an arrangement which provides for his services at an aggregate annual compensation of one U.S. dollar per year. Dr. Collins serves as

LEARNING TREE INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except share and per share data)

Chairman of our Board of Directors and provides input to the Company on special projects as mutually agreed between Dr. Collins and Learning Tree. In addition, Dr. Collins oversees (with the concurrence of the Nominating and Governance Committee of our Board of Directors) a charitable budget of $200. In fiscal year 2006, we donated $200 to two public charitable organizations recommended by Dr. Collins. Dr. Collins is a member of the board of both public charitable organizations. Prior to October 2005, Dr. Collins was employed on a full time basis as the Chief Executive Officer of Learning Tree International, Inc.

Since November 2003, Eric Garen, the Vice Chairman of our Board of Directors (“Vice Chairman”) has been working under an employment agreement which provides for his part-time employment on an hourly basis which may be terminated by either party on three months written notice. Prior to that time, Mr. Garen was employed on a full-time basis as the President of Learning Tree International, Inc.

In January 2007, we entered into an Employment Expiration and Consulting Agreement with Mary C. Adams, Chief Administrative Officer. This agreement provides for her retirement on February 15, 2007, with a one-time payment of $210. During the subsequent two years she will receive a reduced annual salary and consulting fees in exchange for her availability for certain services.

13.	SUBSEQUENT EVENTS

In November 2006, Rasmussen College (formerly Deltak.edu/Collegis), a privately-held company, purchased 119,352 of its common shares held by us in exchange for $418 in cash. We continue to hold 66,346 common shares of Rasmussen College.

In December 2006, we accepted a Canadian tax assessment in the amount of $347 and included this amount in the fiscal year 2006 tax provision. See Note 4.

In February 2007, Mary C. Adams, Chief Administrative Officer of Learning Tree International, Inc. announced her retirement from the Company effective February 15, 2007.

In February 2007, we entered into a five year extension on the Learning Tree Education Center located in Rockville, Maryland. The facility lease now continues through July 31, 2012.

In March 2007, we exercised our right without penalty to terminate our lease related to the Learning Tree Clichy 2 Education Center in Paris, France as of September 28, 2007. Management is in the process of assessing any potential impairment issues with leasehold improvements or other long-lived assets in connection with the decision to terminate this lease agreement before the expiration date.

On October 23, 2006, we declared cease-use on the seventh and eighth floors of our United Kingdom Education Center. We have subsequently identified that we will incur lease termination costs in connection with these floors. In March 2007, we have signed a new eight year sublease agreement with one of our existing subtenants for the 7th floor.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 29, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses set forth below, our disclosure controls and procedures were ineffective as of September 29, 2006.

After management concluded that there were material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles and presented fairly in all material respects its financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a - 15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of September 29, 2006, based upon the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was ineffective as of September 29, 2006 because of the following material weaknesses. A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Entity-Level Monitoring Controls. We have determined that we did not employ effective monitoring of our internal control over financial reporting. Our monitoring processes were not effective in identifying material weaknesses in the operation of our internal control, or that we did not have sufficient finance and accounting staffing. Accordingly, we were not able to identify necessary changes to and modify our internal control processes and procedures, or adjust our staffing on a timely basis, in order to prepare accurate financial statements on a timely basis.

Financial Statement Close Process. Management determined that we had insufficient process controls over the quarterly and annual function of closing our financial statements and reporting thereon, specifically accounting for leases and lease termination costs and the classification of certain lease transactions in the consolidated balance sheets. As part of our financial statement closing for fiscal year 2006, we discovered errors relating to the detailed accounting for lease termination costs associated with exited leased facilities for each of the quarters in fiscal year 2005 and also the first three quarters of fiscal year 2006. We have restated the previously reported results for those periods in this Annual Report on Form 10-K for fiscal year 2006. Also found were errors relating to the classification of certain lease transactions between current liabilities and noncurrent liabilities and between assets and liabilities. See Note 2 to our accompanying consolidated financial statements for further discussion of these errors and the restated results. As a result of the foregoing, we concluded that we had a material weakness in our financial statement close process, specifically related to the accounting for lease transactions.

Accounting for Income Taxes. As part of our financial statement closing for fiscal year 2006, we discovered deficiencies in our tax-related documentation and we identified weaknesses in our processes for routinely reviewing our tax positions and recording entries to our tax accounts. These deficiencies resulted in an adjustment to our income tax accounts and disclosures in our consolidated financial statements for the year ended September 29, 2006. As a result of the foregoing, we have determined that as of September 29, 2006 we had a material weakness in our process relating to accounting for income taxes.

Until these material weaknesses are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 29, 2006 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Their report appears later in this Item 9A.

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

As discussed in Item 9A in our prior year (FY 2005) Form 10-K, we concluded some Learning Tree finance and accounting staff lacked sufficient expertise to perform certain of the requisite processes necessary to maintain effective internal control over financial reporting. Accordingly, during fiscal year 2006, we dedicated substantial resources to expanding and improving our finance and accounting staff, including (i) filling corporate controller, assistant controller and budgeting positions; (ii) establishing a Sarbanes-Oxley compliance function and staffing it with experienced Sarbanes-Oxley compliance professionals, and (iii) restructuring duties and responsibilities including a realignment of the reporting structure among the global finance and accounting staff to improve lines of communication and the nature, extent and oversight of internal controls. However, because of the competitive labor market for these professionals and other factors, the hiring and integration of the new finance and accounting staff did not occur until late in the fourth quarter of fiscal year 2006, at which time it was discovered the need to restate our previously issued quarterly consolidated financial statements for the first three quarters of fiscal year 2006, in addition to both the annual and quarterly consolidated financial statements of fiscal year 2005. This put a severe strain on our financial accounting resources and delayed implementation of the necessary corrective actions to our internal control over financial reporting in fiscal year 2006. Further, we underestimated the length of time it will take us to fully implement the changes necessary to remediate the material weaknesses previously identified.

Changes in Internal Control over Financial Reporting

In addition to the material weaknesses discussed above, during the course of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we identified and remediated a number of other control deficiencies; however, none of these deficiencies materially affected, or were considered reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Learning Tree International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Learning Tree International, Inc. did not maintain effective internal control over financial reporting as of September 29, 2006, because of the effect of material weaknesses in internal controls discussed below, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Learning Tree International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of September 29, 2006:

The Company lacked effective entity-level monitoring of internal control over financial reporting. For example, changes in the Company’s business, the presence of new types of transactions, and the application of complex accounting standards to these transactions were not monitored by management in order to address the effects on the operation of the Company’s internal control or whether sufficient finance and accounting technical resources were in place. As a result, the Company was not able to identify and address the necessary changes in internal control, or its staffing needs on a timely basis, in order to prepare accurate financial statements on a timely basis.

There were also insufficient processes and controls around the Company’s financial statement close process, specifically relating to accounting for leases and lease termination events. The inadequate accounting processes and controls resulted in accounting for leases and lease termination costs (including leasehold improvement asset impairment tests required by lease terminations) not being performed correctly or timely. As a result of this material weakness, adjustments to lease termination costs, asset impairment charges, related balance sheet accounts and financial statement disclosures were identified resulting in a restatement of previously issued annual and interim financial statements.

The Company lacked sufficient processes and controls relating to its accounting for income taxes. The income tax processes were not adequate to provide for the preparation and analysis of supporting documentation or the timely review of accounting considerations related to income tax contingencies and the realization of deferred tax assets. As a result of this material weakness, errors in the recording and disclosure of contingent tax liabilities and the valuation allowance for deferred tax assets occurred which required adjustment in the accompanying financial statements.

Until these material weaknesses are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner.

The material weaknesses noted above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2006 consolidated financial statements, and this report does not affect our report dated April 23, 2007 on those financial statements.

In our opinion, management’s assessment that Learning Tree International, Inc. did not maintain effective internal control over financial reporting as of September 29, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Learning Tree International, Inc. has not maintained effective internal control over financial reporting as of September 29, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia

April 23, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides biographical information regarding our directors and executive officers as of September 29, 2006. All other information regarding our directors and executive officers required by this item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders.

Name	Age	Title
David C. Collins	65	Chairman of the Board of Directors
Eric R. Garen	59	Vice Chairman of the Board of Directors
Nicholas R. Schacht	47	President, Chief Executive Officer, and Director
LeMoyne T. Zacherl	53	Chief Financial Officer & Chief Accounting Officer
Mary C. Adams	50	Chief Administrative Officer and Secretary
Magnus Nylund	36	Chief Information Officer
W. Mathew Juechter (3)(6)	73	Director
Howard A. Bain III (2)	60	Director
Curtis A. Hessler (1)(4)	62	Director
Stefan Riesenfeld (5)(6)	58	Director
George Robson (5)(4)	59	Director

(1)	Chairman of the Compensation and Stock Option Committee.
(2)	Chairman of the Audit Committee.
(3)	Chairman of the Nominating and Governance Committee.
(4)	Member of the Nominating and Governance Committee.
(5)	Member of the Audit Committee.
(6)	Member of the Compensation and Stock Option Committee.

Dr. Collins, a co-founder of Learning Tree, has been Chairman of the Board since Learning Tree began operations in August, 1974. Until his retirement on October 1, 2005, Dr. Collins also served as the Chief Executive Officer of Learning Tree for 32 years. Dr. Collins has a Bachelor of Science degree (with distinction) in Electrical Engineering from Stanford University, and Masters and Ph.D. degrees in Electrical Engineering from the University of Southern California.

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

Mr. Schacht has been President and Chief Executive Officer of Learning Tree since October 2005. He was President and Chief Operating Officer of Learning Tree from 2003 until 2005, and was Chief Operating Officer of Learning Tree from 2002 to 2003. He was president of Global Learning Systems from 1999 to 2002, Group President for the Institute for International Research from 1998 to 1999, and held a variety of positions with ESI International from 1989 to 1998, culminating as its President. From 1987 to 1989, Mr. Schacht was a Research Fellow with Logistics Management Institute, and from 1981 to 1987, he was a U.S. Naval officer. Mr. Schacht holds a B.S. degree with honors from the U.S. Naval Academy, a Master’s degree in General Administration from the University of Maryland, and a Master of Science degree from The George Washington University.

Mr. Zacherl has been the Chief Financial Officer of Learning Tree since July 2005. Previously Mr. Zacherl was the Chief Financial Officer of SatoTravel, Inc., a subsidiary of Navigant International, Inc., beginning in 2002. Mr. Zacherl was the Vice President, Finance for SAVVIS Communications, Inc. from 1999 to 2001. Prior to SAVVIS, Mr. Zacherl held senior management financial positions with WorldSpace, Inc., Adelphia Communications, Inc., LoralOrion, Inc. and Feld Entertainment, Inc. His professional career began with serving twelve years in the Pittsburgh, PA and Washington, DC offices of PricewaterhouseCoopers LLP. Mr. Zacherl holds a B.S. in Accounting from Gannon University, Erie, PA and he passed the CPA exam in 1978. Mr. Zacherl is on the Board of Advisors of the Human Productivity Lab.

Ms. Adams has served as Chief Administrative Officer of Learning Tree since October 2003 and is also Secretary of the corporation. She was Vice President, Administration and Investor Relations of Learning Tree from 1995 to 2003. She began her association with Learning Tree in September 1975 and has held a variety of key positions in Learning Tree. Ms. Adams is also the President of Advanced Technology Marketing, Inc., a wholly owned subsidiary of Learning Tree International. Ms. Adams retired from Learning Tree International, Inc. effective February 15, 2007.

Mr. Nylund has been the Chief Information Officer of Learning Tree since October 2005. His responsibilities include the development, maintenance, and integration of all Learning Tree information systems. He also leads Learning Tree’s compliance department. He was Learning Tree’s Vice President, Worldwide Information Systems from 2002 to 2005. Prior to his role as Vice President, Worldwide Information Systems, Mr. Nylund served as Director, Worldwide IS Operations. He joined Learning Tree in 1992 in Learning Tree’s Swedish Operating Unit. Mr. Nylund has a Diploma in Computer Science from the University of Gävle, Sweden.

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

Mr. Bain has served as a director of Learning Tree since June 2001. In addition to Learning Tree, he is also a director of PGP Corporation, a global leader in enterprise data security and encryption solutions, a private venture capital financed software company. He is an independent consultant in all aspects of corporate finance and has held Chief Financial Officer positions at several public companies including: Portal Software from 2001 to 2004, Vicinity Corporation in 2000, Informix from 1999 to 2000, and Symantec Corporation from 1991 to 1999. He has additional experience in various technology companies in the areas of semiconductor devices and manufacturing equipment; laser-based large screen projection systems; and computer disk drives. He was a consultant with Arthur Andersen LLP where he was a certified public accountant. Mr. Bain holds a B.S. in Business from California Polytechnic University. Mr. Bain currently qualifies as an independent director and certified financial expert under the Sarbanes-Oxley Act of 2002.

Mr. Hessler has been a director of Learning Tree since April 2003. He was Chairman and founding Chief Executive Officer of 101communications LLC, an international publishing and educational conference company serving advanced information technology professionals from 1998-2006. From 1997 to 1998 he served as President and Chief Executive Officer of Quarterdeck Corporation, a software firm. From 1996 to 1997 he served as Chairman and Chief Executive Officer of I-Net, Inc., a network management services company. From 1991 to 1995 he served as Executive Vice President, Chief Financial Officer of the Times Mirror Company, a media company. From 1984 to 1990 he served as Vice Chairman and Chief Financial Officer of the Unisys Corporation, a computer and computer services company. From 1981 to 1983 he was a partner of Paul Weiss Rifkind Wharton and Garrison, a law firm. From 1977 to 1981 he held various positions with the Federal Government: Assistant Secretary of the U.S. Treasury for Economic Policy, Executive Director of the President’s Economic Policy Group and Associate Director of the Office of Management and Budget. Mr. Hessler is a graduate of Harvard College (BA, summa), Oxford University (Rhodes Scholarship), the Yale Law School (JD), and the University of California, Berkeley (MA Economics).

Mr. Riesenfeld has been a director of Learning Tree since November 2006. From 2000 to 2003 he served as Chief Financial Officer of Asia Global Crossing. From 1999 to 2000 he served as Chief Financial Officer of Teledyne Technologies. From 1996 to

1999 he served as Finance Director (Chief Financial Officer) of ICL PLC in London, England. From 1989 to 1996 he served as Corporate Treasurer of Unisys Corporation. Mr. Riesenfeld is on the Board of Directors and is Treasurer of the Santa Barbara Symphony. He holds an MBA and an MA (economics) from Stanford University and a B.S in physics from the California Institute of Technology.

Mr. Robson has served as a director of Learning Tree since November 2006. He is also a director of Liberty Tax Service, a private company serving the tax preparation needs of individuals. He was the Chief Financial Officer of Unisys Corporation from 1990 until 1996, the Chief Financial Officer of H & R Block from 1996 until 1997 and the Chief Financial Officer of Dendrite International, a supplier of software and services to the pharmaceutical industry, from 1997 until 2002, and on an interim basis during 2005. Mr. Robson holds a B.S. in Economics and Finance from the Wharton School of the University of Pennsylvania and an M.S. in Management from Binghamton University.

David C. Collins and Mary C. Adams are married. There are no other family relationships among any of the directors or executive officers of Learning Tree.

Audit Committee Financial Expert. Our Board of Directors has determined that Howard A. Bain III, Chairman of our Audit Committee, is a financial expert because he has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Bain acquired these attributes by means of having held various positions that provided relevant experience, as described above. Mr. Bain is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics. On December 4, 2002, our Board of Directors adopted the “Code of Business Conduct and Ethics” for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is publicly available on our website at www.learningtree.com. We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics within two days of any such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

The information regarding compensation of our executive officers required by this item is incorporated by reference to the section entitled “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” of our definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding the security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of Learning Tree’s definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders.

The information required by Item 201(d) of Regulation S-K is provided under Item 5, Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated by reference to the section entitled “Certain Transactions” of our definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding certain principal accountant fees and services required by this item is incorporated by reference to the section entitled “Independent Auditors” of our definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on the 30th day of April, 2007.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ DAVID C. COLLINS, PH.D.
Name:	David C. Collins, Ph.D.
Title:	Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. COLLINS, PH.D.	Chairman of the Board	April 30, 2007
David C. Collins, Ph.D.

/s/ ERIC R. GAREN	Vice Chairman of the Board	April 30, 2007
Eric R. Garen

/s/ NICHOLAS R. SCHACHT	President and Chief Executive Officer	April 30, 2007
Nicholas R. Schacht
/s/ LEMOYNE T. ZACHERL	Chief Financial Officer and Chief Accounting Officer	April 30, 2007
LeMoyne T. Zacherl

/s/ W. MATHEW JUECHTER	Director	April 30, 2007
W. Mathew Juechter

/s/ HOWARD A. BAIN III	Director	April 30, 2007
Howard A. Bain III

/s/ CURTIS A. HESSLER	Director	April 30, 2007
Curtis A. Hessler

/s/ STEFAN RIESENFELD	Director	April 30, 2007
Stefan Riesenfeld

/s/ GEORGE ROBSON	Director	April 30, 2007
George Robson

EXHIBIT INDEX

EXHIBIT NUMBER.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Registrant (i)

3.2	By-Laws of the Registrant (filed herewith)

4.1	Specimen of Common Stock Certificate (i)

10.1	Form of Training Advantage Agreement (i)

10.2	1995 Stock Option Plan dated as of September 29, 1995 (i) (v)

10.3	1999 Stock Option Plan dated as of January 29, 1999 (iv) (v)

10.4	Form of Officers and Directors Indemnification Agreement (iii) (v)

10.5	Written description of oral agreement between Dr. David C. Collins and Learning Tree International, Inc (v) (vi)

10.6	Employment Agreement dated as of November 16, 2003, between Learning Tree International, Inc. and Eric R. Garen (ii) (v)

10.7	Employment Agreement dated as of February 1978, as amended, between Learning Tree International, Inc. and Mary C. Adams (i) (v)

10.8	Employment Agreement dated as of October 1, 2005, between Learning Tree International, Inc. and Nicholas R. Schacht (v) (viii)

10.9	Employment Agreement dated July 20, 2005, between Learning Tree International, Inc. and LeMoyne T. Zacherl (v) (vii)

10.10	Employment Agreement dated October 1, 2005, between Learning Tree International, Inc. and Magnus Nylund (v) (viii)

10.11	Learning Tree International USA, Inc. – Facility lease agreement with EOP-New England Executive Park L.L.C. for Boston Education Center (x)

10.12	Learning Tree International Inc. – Facility lease agreement with T.E.C. Leaseholds Limited for Toronto Education Centre and Administrative Offices (x)

10.13	Learning Tree International Inc. – Facility lease agreement with Telecom Properties Ltd. For Ottawa Education Centre and Administrative Offices (x)

10.14	Learning Tree International USA, Inc. – Facility lease agreement with Crowne Pointe, LLC. For Atlanta Education Center (x)

10.15	Learning Tree International USA, Inc. – Facility lease agreement with GE Investment Realty Partners I, Limited Partnership for Rockville Education Center (x)

10.16	Learning Tree International, Inc. – Facility lease agreement with Reston Town Center Phase I Associates for Reston Education Center (x)

10.17	Learning Tree International USA, Inc. – Facility lease agreement with Trizechahn One NY Plaza, L.L.C. for New York City Education Center (xi)

10.18	Learning Tree International Limited, Inc. – Facility lease agreement with Courtlands Developments Limited for London Education Center (xi)

10.18.1	Learning Tree International, Inc. – Guarantee and Rent Deposit with Learning Tree International, Limited and Courtland Developments Limited (filed herewith)

10.19	Learning Tree International Limited – Facility lease agreement with Digital Equipment Company Limited for Leatherhead Administrative Office - East Wing (xi)

10.20	Learning Tree International Limited – Facility lease agreement with Digital Equipment Company Limited for Leatherhead Administrative Office - West Wing (xi)

10.21	Learning Tree International Limited – Facility lease agreement with Digital Equipment Company Limited for Leatherhead Administrative Office - Warehouse (xi)

10.22	Learning Tree International S.A. – Facility lease agreement with CREDIT MUTUEL PIERRE 3, a real estate investment partnership (‘Societe Civile de Placements Immobiliers) for Clichy #1 Education Center (xi)

10.23	Learning Tree International S.S. – Facility lease agreement with SNC Groupement D’etudes Et De Services Techniques Et Economiques (Gestec), a general partnership (“societe en nom collectif”) for Clichy 2 Education Center (xi)

10.24	Learning Tree International, Ltd. – Facility lease agreement with Westinghouse Brake and Signal Holdings Limited (vii)

10.25	Learning Tree International, Ltd. – Facility lease agreement with Bombardier Transportation UK Limited (vii)

10.26	Learning Tree International, Ltd. – Facility lease agreement with Metronet Rail BCV Limited (ix)

10.27	Learning Tree International, Inc. – Facility lease agreement with Metropolitan Life Insurance Company for El Segundo Education Center and Administrative Offices (vii)

10.28	Learning Tree International USA Inc. – Facility lease agreement with John Hancock Life Insurance Company (U.S.A.) a wholly owned subsidiary of Manulife Financial Corporation for Chicago Education Center (vii)

10.29	Learning Tree International AB – Facility lease agreement with Forvaltningsbolaget Marievik HB, a wholly owned subsidiary of AMF Pension (vii)

14.1	Learning Tree International Code of Business Conduct and Ethics (x)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer and President (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)

99.1	Risk Factors (filed herewith)

(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1. File No. 33-97842.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2003.
(iii)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.
(iv)	Incorporated by reference to the Registrant’s Form DEF 14A File no. 000-27248.
(v)	Management compensatory arrangements required to be filed pursuant to Item 15(c).
(vi)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(vii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the nine months ended July 1, 2005.
(viii)	Incorporated by reference to the Registrant’s Form 8-K filed on October 3, 2005
(ix)	Incorporated by reference to the Registrant’s Form 8-K filed on October 11, 2005.
(x)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 30, 2005
(xi)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the six months ended March 31, 2006.