Form 10-Q
period 2006-12-29
LEARNING TREE INTERNATIONAL INC
filed 2007-08-01
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, $.0001 par value, outstanding as of July 30, 2007 was 16,495,808.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—December 29, 2006

PART I – FINANCIAL INFORMATION

Item 1.	UNAUDITED FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

unaudited

	December 29, 2006	September 29, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$44,311	$44,401
Available for sale securities	31,400	27,800
Trade accounts receivable, net	15,999	16,116
Prepaid expenses and other current assets	9,438	10,155
Income tax receivable	—	243

Total current assets	101,148	98,715

Equipment, property and leasehold improvements, net	24,618	24,699
Restricted long-term interest-bearing investments	11,254	10,884
Other assets	2,377	2,902

Total Assets	$139,397	$137,200

LIABILITIES
Current Liabilities:
Current portion deferred facilities rent and other	$852	$740
Trade accounts payable	10,101	12,671
Other accrued liabilities	6,394	6,104
Income taxes payable	2,573	2,812
Deferred revenues	46,720	47,678

Total current liabilities	66,640	70,005

Deferred facilities rent and other	6,010	5,905
Deferred income taxes	195	182
Asset retirement obligations	4,731	4,174

Total Liabilities	77,576	80,266

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value; 75,000,000 shares authorized; 16,495,808 issued and outstanding at December 29, 2006 and September 29, 2006, respectively	2	2
Additional paid in capital	1,234	1,042
Accumulated other comprehensive income	1,813	1,424
Retained earnings	58,772	54,466

Total stockholders' equity	61,821	56,934

Total liabilities and stockholders' equity	$139,397	$137,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share data)

	Three months ended
	December 29, 2006	December 30, 2005
		(restated)
		(see Note 2)
REVENUES	$42,713	$39,806
COST OF REVENUES	18,353	18,936

GROSS PROFIT	24,360	20,870

OPERATING EXPENSES
Course development	1,869	2,298
Sales and marketing	9,298	9,341
General and administrative	7,097	6,713

	18,264	18,352

INCOME FROM OPERATIONS	6,096	2,518

OTHER INCOME (EXPENSE)
Interest income	929	738
Other income (expense)	200	(26)
Foreign exchange gain (loss)	61	(53)

OTHER INCOME (EXPENSE), NET	1,190	659

INCOME BEFORE INCOME TAXES	7,286	3,177
INCOME TAX PROVISION	2,980	1,282

NET INCOME	$4,306	$1,895

EARNINGS PER SHARE
Basic	$0.26	$0.11

Diluted	$0.26	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	16,496	16,662

Diluted	16,496	16,662

COMPREHENSIVE INCOME:
NET INCOME	$4,306	$1,895
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	389	(809)

COMPREHENSIVE INCOME	$4,695	$1,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three months ended
	December 29, 2006	December 30, 2005
		(restated)
		(see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES	$6,682	$3,412

Purchases of available for sale securities	(4,100)	(1,800)
Sales of available for sale securities	500	1,055
Purchases of fixed assets	(1,502)	(1,527)

CASH FLOWS USED IN INVESTING ACTIVITIES	(5,102)	(2,272)

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,670)	200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90)	1,340

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,401	56,736

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,311	$58,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries (“Learning Tree”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended September 29, 2006 included in our Annual Report on Form 10-K.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly our financial position as of December 29, 2006 and our results of operations for the three months ended December 29, 2006 and December 30, 2005, and our cash flows for the three months ended December 29, 2006 and December 30, 2005. The results of operations and cash flows for the three months ended December 30, 2005 have been restated. See note below. Certain prior period amounts may have been reclassified to conform to the current period presentation.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

In our Annual Report on Form 10-K for the year ended September 29, 2006, we restated our previously issued consolidated financial statements as of and for the year ended September 30, 2005, for each of the quarterly periods in fiscal year 2005 and for our first three quarters of fiscal year 2006. The restatements are discussed in detail in that Form 10-K. The restatement for the three months ended December 30, 2005 included restatements for: (i) the correction of the accounting for lease termination costs under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; (ii) impairment of leasehold improvements related to our lease termination costs under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets; (iii) correcting the depreciable lives of the leasehold improvements acquired at the inception of the lease for our United Kingdom Education Center in accordance with SFAS No. 13, Accounting for Leases; and (iv) income taxes under SFAS No. 109. Accounting for Income Taxes.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

A summary of the aggregate effects of these restatements on our consolidated statements of operations is shown below:

	Three months ended
	December 30, 2005 As Reported	Change	December 30, 2005 As Restated
Cost of revenues	$18,954	$(18)	$18,936
Gross profit	20,852	18	20,870
General and administrative expenses	6,255	458	6,713
Income (loss) from operations	2,958	(440)	2,518
Income before income taxes	3,617	(440)	3,177
Income tax provision	1,374	(92)	1,282
Net income (loss)	2,243	(348)	1,895
Earnings (loss) per share, basic and diluted	$0.13	$(0.02)	$0.11

Cash flows from operating activities	$3,869	$(457)	$3,412
Cash flows from investing activities	$2,265	$7	$2,272

NOTE 3 – STOCK-BASED COMPENSATION

Stock-based compensation expense related to employee stock options of $192 was included in cost of revenues and operating expenses consistent with the respective employee salary costs during the three months ended December 29, 2006. This compares to stock-based compensation expense of $272 for the three months ended December 30, 2005.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

We account for asset retirement obligation (“ARO”) liabilities in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). We also considered the guidance in FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The following table presents the activity for the ARO liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Quarter ended December 29, 2006	Year ended September 29, 2006
ARO balance, beginning of period	$4,174	$3,670
Liabilities incurred	334	151
Accretion expense	76	256
Liabilities Satisfied	—	(143)
Foreign currency translation	147	240

ARO balance, end of period	$4,731	$4,174

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

NOTE 5 – STOCKHOLDERS’ EQUITY

Purchases of Common Stock

We did not purchase any shares of common stock during the three months ended December 29, 2006 or the three months ended December 30, 2005. Upon purchase of our common stock, we retire the shares. We may make additional purchases through open-market transactions, but have no commitments to do so.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.

Approximately 960 and 1,230 stock options were excluded from the computations of diluted net earnings per share for the three months ended December 29, 2006 and December 30, 2005, respectively, as their exercise price was higher than our average stock price. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	December 29, 2006	December 30, 2005
		(restated)
Numerator:
Net income	$4,306	$1,895

Denominator:
Weighted average shares outstanding
Basic	16,496	16,662
Effect of dilutive securities	0	0

Diluted	16,496	16,662

Net earnings per share basic and diluted	$0.26	$0.11

NOTE 7 – INCOME TAXES

The income tax provision used in our first quarter of fiscal year 2007 reflects a 40.9% effective annual tax rate, which approximates our expected fiscal year 2007 full year effective tax rate, taking into consideration all projected permanent differences. The income tax provision used in our first quarter of fiscal year 2006, as restated, reflects a 40.4% effective tax.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

We have established valuation allowances for portions of the deferred tax assets of the U.S. entities and one entity in a foreign jurisdiction. The valuation allowances were determined in accordance with the provisions of SFAS 109, which requires an assessment of a wide range of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We established the valuation allowances based on our assessment of historical financial performance as well as projected future financial performance. We intend to maintain these valuation allowances until sufficient positive evidence exists to support a reversal. Profits or losses incurred in the U.S. and in our foreign jurisdictions will affect the ongoing amount of the valuation allowances.

We will continue to evaluate whether the valuation allowances are necessary. If we meet our financials projections and improve the results of our operations in the U.S. and the foreign jurisdiction, it is possible that we may release all, or a portion, of the valuation allowances. Any such release would result in recording a tax benefit that would increase net income in the period the allowances are released.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. As of December 29, 2006, we are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our financial position or results of operations.

NOTE 9 – SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in our first quarters of fiscal years 2007 or 2006.

We conduct and manage our business globally and have six operating segments that operate in - United States, Canada, United Kingdom, France, Sweden and Japan.

Summarized financial information by country for our first quarter of fiscal year 2007 and 2006, is as follows:

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

	Quarter Ended
	December 29, 2006	December 30, 2005
Revenues:
United States	$24,184	$23,664
Canada	4,354	4,158
United Kingdom	10,732	10,004
France	6,354	5,736
Sweden	3,066	2,633
Japan	711	856

Subtotal	49,401	47,051

Intercompany & Eliminations	(6,688)	(7,245)

Total	$42,713	$39,806

Gross profit:
United States	$11,032	$9,048
Canada	2,783	2,687
United Kingdom	5,984	4,951
France	3,851	3,374
Sweden	1,845	1,608
Japan	475	570

Subtotal	25,970	22,238

Intercompany & Eliminations	(1,610)	(1,368)

Total	$24,360	$20,870

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended September 29, 2006. (our “2006 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

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

RESTATEMENTS

As more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, in our fiscal year 2006 Form 10-K we restated certain of our previously issued consolidated financial statements, including those for the three months ended December 30, 2005. The restatement for the three months ended December 30, 2005 primarily relates to the accounting for lease termination costs, the impairment of leasehold improvements related to our lease termination costs, balance sheet adjustments related to leases and accounting for income taxes. Except as otherwise specified, the following discussion and analysis of results of operations and financial condition are based upon such restated financial data.

The impact of these restatements for the three months ended December 30, 2005 was to reduce net income from $2.2 million to $1.9 million and to reduce earnings per share from $0.13 to $0.11.

OVERVIEW

We are a leading worldwide vendor-independent provider of training to managers and information technology (“IT”) professionals working in business and government organizations. Since our founding in 1974, we have set the highest standards of excellence in educating and training managers and IT professionals from government and commercial customers around the world.

As of December 29, 2006, our course library consisted of 110 IT course titles and 43 management course titles.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Our proprietary course development process also allows us to customize our courses for delivery at our customers’ sites.

We design our own vendor-independent IT courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. Royalties paid to course developers are recorded in course development. All of our courses are highly interactive, and incorporate extensive hands-on exercises or case study workshops. Our management courses, while addressing core concepts and theories, focus heavily on providing skills, tools, and technologies that participants can apply immediately upon returning to their jobs. In fiscal year 2006, we re-wrote and re-released 13 management course titles to incorporate our new proprietary RealityPlus™ instructional methodology. Our RealityPlus™ courses utilize extensive “real-world” simulations to teach practical management techniques. This innovative, multi-media methodology provides an environment in which RealityPlus™ course participants learn entirely by doing. Throughout the courses, they gain extensive experience applying new management skills in life-like challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, RealityPlus™ course participants achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplace.

Based on their sophistication and quality, all our courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute (PMI).

After assessing market need, most of our courses are translated into French, Swedish and Japanese. We offer our proprietary courses through local operations in the United States, United Kingdom, France, Canada, Sweden and Japan, and typically generate approximately half of our revenues internationally. Each operating subsidiary is staffed by local personnel responsible for the sale and delivery of Learning Tree courses in that country.

Our instructors are not full time employees; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms as independent consultants or full-time employees elsewhere when they are not teaching. On average, each expert instructor teaches about 11 courses per year on an “as needed” basis. This enables us to structure our business so the majority of course delivery costs are variable. However, the expenses associated with the 15 worldwide education centers we maintain for the presentation of our courses are largely fixed. In addition to the delivery of our courses in our state-of-the-art education centers, our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at hotels, conference facilities and customer sites worldwide.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

In our Form 10-K for the fiscal year 2006, we disclosed that we have three material weaknesses in our internal controls over financial reporting. We are in the process of remediating those material weaknesses. It is possible that we may not be successful in our efforts to remediate these or other weaknesses or deficiencies which we may have in our internal control over financial reporting. As we work towards remediating these weaknesses, we are currently delinquent in the filings of our 10-Q for our first quarter ended December 29, 2006 (filed herewith), our second quarter ended March 30, 2007 and we expect to be delinquent for our third quarter ended June 29, 2007. Such failures could have many consequences, including: potential delisting from NASDAQ, which would significantly impair the ability of our investors to buy and sell shares; actions by the Securities and Exchange Commission against us for failure to comply with applicable federal securities laws; and our inability to use certain short form registration statements until twelve calendar months after our filings are current. We are also delinquent in filing our statutory accounts for our fiscal year 2006 in the United Kingdom. As a result of these or other consequences, our stock price could be negatively affected.

HIGHLIGHTS OF OUR FIRST QUARTER OF FISCAL 2007

As discussed in more detail throughout our MD&A, for the three months ended December 29, 2006:

•	Revenues increased by $2.9 million or 7.3% from the restated results for the same quarter of our prior fiscal year;

•	Gross Profit increased to 57.0% of revenues from 52.4% for the same quarter of our prior fiscal year

•	Operating Expenses decreased to 42.8% of revenues from 46.1% for the same quarter of our prior fiscal year;

•	Income from Operations increased by $3.6 million or 142% from the restated results for the same quarter of our prior fiscal year;

•	Net income increased by $2.4 million or 127% from the restated results for the same quarter of our prior fiscal year;

•	Our cash flows from operations were positive and we have no debt with financial institutions; and

•	The sum of cash and cash equivalents and available for sale securities increased $3.5 million to $75.7 million at December 29, 2006 from their balances last quarter.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended
	December 29, 2006	December 30, 2005
		(restated)
REVENUES	100.0%	100.0%

COST OF REVENUES	43.0%	47.6%

GROSS PROFIT	57.0%	52.4%

OPERATING EXPENSES:

Course development	4.4%	5.8%
Sales and marketing	21.8%	23.4%
General and administrative	16.6%	16.9%

Total operating expenses	42.8%	46.1%

INCOME FROM OPERATIONS	14.2%	6.3%

OTHER INCOME (EXPENSE), NET	2.8%	1.7%

INCOME BEFORE INCOME TAXES	17.0%	8.0%

INCOME TAX PROVISION	7.0%	3.2%

NET INCOME	10.0%	4.8%

THREE MONTHS ENDED DECEMBER 29, 2006 COMPARED WITH DECEMBER 30, 2005

In our first quarter of fiscal year 2007, our revenues were $42.7 million compared to $39.8 million for the same period in fiscal year 2006. We reported income from operations of $6.1 million in our first quarter of fiscal year 2007 compared to income from operations of $2.5 million (restated) for the same period in fiscal year 2006. Net income for our first quarter of fiscal year 2007 was $4.3 million compared to net income of $1.9 million (restated) for the same quarter in fiscal year 2006.

Revenues. Our first quarter of fiscal year 2007 revenues increased by 7% compared to the same period in fiscal year 2006. This increase was a result of a 9% increase in revenue per participant offset by a 1% decrease in the number of participants. The increase in revenue per participant is the result of a 4% positive effect from changes in foreign exchange rates as well as a change in the mix of single-seat sales and sales under volume-discount programs (i.e., Learning Tree Passports and Training Vouchers), and price increases. During our first quarter of fiscal year 2007 we trained 23,644 course participants, a 1% decrease from the 23,993 course participants that we trained during the same quarter in fiscal year 2006.

During our first quarter of fiscal year 2007, we provided 89,470 attendee-days of training, versus 92,674 attendee-days in the same quarter in fiscal year 2006. For management courses during our first quarter of fiscal year 2007, we provided 27,734 attendee-days of training, a 17% increase over the 23,681 attendee-days in the corresponding period in fiscal year 2006. For technology courses during our first quarter of fiscal year 2007, we provided 61,736 attendee-days of IT training, an 11% decrease from the 68,993 attendee-days in the corresponding period in fiscal year 2006.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials and equipment, freight, classroom facilities and refreshments.

During our first quarter of fiscal year 2007, we presented 1,886 events compared to 1,953 events during the same period in fiscal year 2006. Our cost of revenues for our first quarter of 2007 was $18.4 million compared to $18.9 million in the same period in fiscal year 2006. Our cost of revenues as a percentage of our revenues declined to 43.0% for our first quarter of fiscal year 2007 from 47.6% in the prior year period.

Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period. The decrease in cost of revenues as a percentage of revenues in our first quarter of fiscal year 2007 reflects an 11% increase in average revenue per event. The increase in average revenue per event, excluding the effect of foreign exchange rates, is the result of a 2% increase in average participants per event and an increase in average revenue per participant discussed earlier. Cost per event for our first quarter of fiscal year 2007 was essentially unchanged from the same quarter in the prior year, a result of the effect of changes in foreign exchange rates offset by reduced costs associated with our Learning Tree Education Centers and other cost reduction initiatives.

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

During our first quarter of fiscal year 2007, course development expenses were 4.4% of revenues as compared to 5.8% in our first quarter of the prior year. Overall spending on course development was $1.9 million in our first quarter of fiscal year 2007 versus $2.3 million in the same period in 2006. The reduction in course development expenses was primarily related to the fact that our first quarter of fiscal year 2006 included costs associated with the conversion of some of our management courses to our RealityPlus™ proprietary platform, as discussed earlier. We completed that effort in our fourth quarter of fiscal year 2006.

At the end of our first quarter of fiscal year 2007, the Learning Tree library of instructor-led courses numbered 153 titles, comprising 3,576 hours of training compared to 145 titles at the end of our first quarter of fiscal year 2006. At December 29, 2006 we had 43 management titles in the Learning Tree course library, compared with 30 management titles at the same point a year earlier. Our library of IT titles numbered 110 at the end of our first quarter of fiscal year 2007 compared to 115 titles at the same point a year earlier.

Sales and Marketing Expenses. Sales and marketing expenses include the cost of designing, producing and distributing direct mail and media advertisements, distributing marketing e-mails; maintaining and further developing our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities. Our sales and marketing expense, and in particular our expenditure on course catalogs, is one of our largest expenditures. We have adjusted the market sectors to which we mail our catalogs, and continue to evaluate additional ways to increase the efficiency of our marketing expenditures by spending less without materially reducing the response to that marketing, or while increasing the response to that marketing.

Our sales and marketing expenses were 21.8% and 23.4% of revenues for our first quarter in fiscal years 2007 and 2006, respectively. Sales and marketing expenses remained relatively constant at $9.3 million for our first quarters of both fiscal years 2007 and 2006.

General and Administrative Expenses. Our general and administrative expenses for our first quarter of fiscal year 2007 increased by $0.4 million to $7.1 million from $6.7 million (restated) in the same period in fiscal year 2006. This represented 16.6% and 16.9% of revenues for our first quarters of fiscal year 2007 and 2006 respectively. The increase in General and Administrative expenses is primarily due to costs associated with subleasing and facilities arrangements in our United Kingdom Education Center.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income and foreign currency transaction gains and losses. During our first quarter of fiscal year 2007, other income, net totaled $1.2 million compared to $0.7 million in the same period of fiscal year 2006. The increase was due to higher interest rates earned on invested balances for the current quarter and a gain of $0.4 million on the sale of Rasmussen College stock (formerly Deltak.edu/Collegis) stock in November 2006.

Income Taxes. Our income tax provision in our first quarter of fiscal year 2007 increased to $3.0 million from $1.3 million (restated) for our first quarter of fiscal year 2006. The increase in our fiscal year 2007 tax provision was due to an increase in pre-tax income. The income tax provision for our first quarter of fiscal year 2007 reflects a 40.9% effective annual tax rate, and the income tax provision used in our first quarter of fiscal year 2006, as restated, reflects a 40.4% effective tax.

Net Income. Our net income for the quarter ended December 29, 2006 was $4.3 million compared to a net income of $1.9 million (restated) for the quarter ended December 30, 2005.

Effects of Foreign Exchange Rates. Although our condensed consolidated financial statements are stated in U.S. dollars, all of our subsidiaries other than the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. In the future, we may undertake such hedging transactions. There can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1 to our 2006 10-K.

Recently Issued Accounting Pronouncements.

In July 2006 the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (FAS 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in fiscal year 2008. We are currently evaluating the impact of this accounting interpretation

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for our 2008 fiscal year, although early adoption is permitted. We are currently assessing the potential effect of SFAS 157 on our consolidated financial statements,

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in our statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The standard also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of our year-end statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006. As we do not have any defined benefit plans, we do not anticipate any significant impact to our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We have adopted SAB 108 and do not believe the adoption will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We must implement SFAS 159 starting with our fiscal year 2009. We are currently assessing the potential effect of SFAS 159 on our consolidated financial statements, but do not believe the adoption will have a material impact on our consolidated financial statements

FLUCTUATIONS IN QUARTERLY RESULTS

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash and cash equivalents on hand as well as available for sale securities, which together totaled $75.7 million at December 29, 2006. During our first quarter of fiscal year 2007, the total of our cash and available for sale securities increased $3.5 million compared to the balances at the end of our 2006 fiscal year.

Cash Flows. Our cash and cash equivalents decreased $0.1 million from September 29, 2006 to $44.3 million at December 29, 2006. This decrease is primarily related to the $4.3 million income for the quarter less an increase in available for sale securities of $3.6 million.

	Three Months Ended
	(in millions)
	December 29, 2006	December 30, 2005	(Decrease) Increase
Cash provided by (used in) operating activities	$6.7	$3.4	$3.3
Cash used in investing activities	$(5.1)	$(2.3)	$(2.8)
Cash used in financing activities	$—	$—	$—

During our first quarter of fiscal 2007, we generated positive cash flow from operations primarily due to our net income and a reduction in accounts receivable of $0.1 million during the quarter. These increases were partially offset by a reduction in accounts payable and other accrued liabilities due to the timing of payments to vendors.

Cash used in investing activities during our first quarter of fiscal year 2007 increased $2.8 million from the same period of the prior year due to more purchases of available for sale securities.

During the three-month periods ended December 29, 2006 and December 30, 2005, we did not use any cash for stock re-purchases. We may make additional purchases of common stock through open market transactions, but we have no commitments to do so.

Liquidity. At December 29, 2006 our working capital was $34.5 million, a $5.8 million increase from our working capital balance at September 29, 2006. This improvement was mainly due to increases in our current assets and decreases in our current liabilities. In total, current assets increased $2.4 million during the quarter. Available for sale securities increased by $3.6 million, and restricted long-term interest-bearing investments increased by $0.4 million, which was partially offset by a decrease of $0.7 million in prepaid expenses and other current assets. During the quarter, accounts payable decreased $2.6 million and other accrued liabilities increased $0.3 million due to the timing of payments to suppliers. In addition, deferred revenues decreased $0.9 million during the three months ended December 29, 2006 compared to same period in prior year.

We do not have any outstanding notes payable or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the three months ended December 29, 2006, we made capital expenditures of $1.5 million for the purchase of equipment worldwide and leasehold improvements to our United Kingdom Education Center.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 12 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

We plan to purchase approximately $6 million in course computer equipment in 2007 and 2008.

Our contractual obligations as of December 29, 2006 are consistent in material respects with our year-end disclosure in Item 7, MD&A “Contractual Obligations” of our 2006 10-K.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7 MD&A in our 2006 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

OUTLOOK

Second Quarter of Fiscal Year 2007. We anticipate reporting revenues for our second quarter of fiscal year 2007 of approximately $37.3 to $37.7 million, higher than the $34.3 million in our second quarter of our prior year. Revenues in January through March, our second fiscal quarter, are typically lower than revenues in our first quarter because of reduced enrollments during the holiday season just prior to our second quarter, as well as customer tendencies to reduce travel during the winter months, and the beginning of the fiscal year for many of our customers.

We expect to report a gross profit as a percentage of revenues of between 53.5% and 54.0% for the three months ended March 30, 2007 compared to 46.8% for our second quarter of fiscal year 2006. This estimated year over year increase in second quarter gross margin percentage is attributable to better scheduling of our courses in our second quarter this year, resulting in fewer classes with low attendance rates and, to a lesser extent, reduced costs associated with our education centers. Gross profit percentage is typically lower than in our second fiscal quarter than in our first fiscal quarter because of reduced revenues and lower education center usage.

We expect to report overall operating expenses for our second quarter of fiscal year 2007 of approximately $19.3 million, compared to $20.2 million in the same quarter a year earlier. This projection primarily reflects decreased spending on course development, reduced marketing expenses and reductions in professional fees, partially offset by the effect of changes in foreign exchange rates and increased costs for sales personnel.

Based on the above, we anticipate reporting pre-tax income for our fiscal quarter ended March 30, 2007 of between $1.6 and $2.0 million, compared to a (restated) pre-tax loss of $3.3 million in the same quarter of our prior year.

Third Quarter of Fiscal Year 2007. We anticipate reporting that revenues for our third quarter of fiscal year 2007 will be approximately $42.0 to $43.0 million, compared to $41.2 million in our third quarter of the prior year.

We expect to report a gross profit percentage of between 55% and 56% for our third quarter of fiscal year 2007 compared with 50.7% in the same period of our prior year.

We expect to report our overall operating expenses for our third quarter of fiscal year 2007 of between $19.0 and $19.5 million, compared to (restated) $21.3 million in the same quarter a year earlier.

Based on the above, we anticipate reporting pre-tax income for our fiscal quarter ended June 29, 2007 of between $4.6 and $6.1 million, compared to (restated) pre-tax income of $0.6 million in the same quarter of our prior year.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information required by this item see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our 2006 10-K. Our exposures to market risk have not changed materially since September 29, 2006.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We are currently late in filing our Forms 10-Q for both the first and second quarters of 2007. We are also late filing our 2006 statutory accounts in the United Kingdom.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

During management’s assessment of the effectiveness of our internal control over financial reporting as of September 29, 2006, we identified three material weaknesses in our internal control over financial reporting which resulted in errors in our historical financial statements and required a restatement of our financial statements for certain prior periods. A material weakness is a control deficiency, or combination of control deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Item 9A of our 2006 10-K. We believe that these weaknesses will be remediated in fiscal 2007 through a number of initiatives we are taking, including:

With respect to the material weakness relating to entity-level monitoring controls, we have a new Chief Financial Officer and are in the process of bringing on a very experienced Corporate Controller. We are in the process of making necessary changes to the staffing of our finance and accounting departments and making necessary adjustments to our internal processes and procedures.

With respect to the material weakness relating to the financial statement close process, during the three months ended December 29, 2006 although we were fully staffed in all positions in the finance and accounting department at the end of the first quarter certain key positions were subsequently vacated. As noted above we are in the process of filling key positions and expect to be fully staffed before the end of the 2007 fiscal year. This additional staff will provide us with the expertise and experience necessary to implement process controls related to the quarterly and annual function of closing our financial statements, specifically the accounting for leases and lease termination costs and the classification of certain lease transactions between current and non-current assets and liabilities. Additionally, we are in the process of automating our financial closing process.

With respect to the material weakness relating to the accounting for income taxes, we have retained the use of an expert, external consultant for the preparation of tax provisions and related tax positions and the review of tax-related documentation.

Our audit committee and our management will continue to monitor the effectiveness of our internal control over financial reporting on an ongoing basis and will take further action as appropriate.

Although we do not currently believe so, it is possible that we may not be successful in our efforts to remediate these or other weaknesses or deficiencies which we may have in our internal control over financial reporting. As we work towards remediating these weaknesses, we are currently delinquent in the filings of our 10-Q for our first quarter ended December 29, 2006 (filed herewith), our second quarter ended March 30, 2007 and we expect to be delinquent for our third quarter ended June 29, 2007. Such failures could have many consequences, including: potential delisting from NASDAQ, which would significantly impair the ability of our investors to buy and sell shares; actions by the Securities and Exchange Commission against us for failure to comply with applicable federal securities laws; and our inability to use certain short form registration statements until twelve calendar months after our filings are current. We are also delinquent in filing our statutory accounts for our fiscal year 2006 in the United Kingdom. As a result of these or other consequences, our stock price could be negatively affected.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

Our future performance is subject to risks, uncertainties and assumptions that are difficult to predict. Except for historical statements, the matters addressed in this Report are forward-looking statements. Please do not put undue reliance on these forward-looking statements, since they are based on key assumptions about future risks and uncertainties. Although we believe that our assumptions are reasonable, inevitably some will prove to be incorrect. As a result, our actual future results can be expected to differ. We are not undertaking any obligation to update forward-looking statements. For a discussion of some risk factors affecting our business and operations, see Exhibit 99.1 to our 2006 10-K. We are currently late filing our Forms 10-Q for both the first and second quarters of 2007. We are also late filing our 2006 statutory accounts in the United Kingdom.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on July 31, 2007 on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

/s/ CHARLES R. WALDRON
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Learning Tree International USA, Inc. – First amendment to Leasing Agreement with PRIM 1801 Rockville Pike, LLC, which is incorporated herein by reference to Exhibit 99.1 to Learning Tree’s Current Report on Form 8-K dated
March 1, 2007.

10.2	Learning Tree International Limited – Facility sublease with Westinghouse Brake and Signal Holding Limited, which is incorporated herein by reference to Exhibit 99.1 to Learning Tree’s Current Report on Form 8-K dated
March 23, 2007.

10.3	Learning Tree International, Inc. – 2007 Equity Incentive Plan, which is incorporated herein by reference to Exhibit B to Learning Tree’s Definitive Proxy Statement dated March 27, 2007 and subsequently amended May 4, 2007 and
May 7, 2007.

10.4	Learning Tree International USA, Inc. – Facility lease agreement with Caryle-Lane-CFRI Venture II, LLC for Alexandria, VA Education Center, which is incorporated herein by reference to Exhibit 10.1 to Learning Tree’s Current Report on Form 8-K dated May 4, 2007.

10.5	Learning Tree International, Inc. – Interim Executive Services Agreement with Tatum LLC, which is incorporated herein by reference to Exhibit 10.1 to Learning Tree’s Current Report on Form 8-K dated May 4, 2007.

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)