Form 10-Q
period 2007-03-30
LEARNING TREE INTERNATIONAL INC
filed 2007-08-29
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

The number of shares of common stock, $.0001 par value, outstanding as of August 27, 2007 was 16,508,308.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q - March 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(in thousands, except share data)

	March 30, 2007	September 29, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$45,720	$44,401
Available for sale securities	31,575	27,800
Trade accounts receivable, net	15,067	16,116
Prepaid expenses and other current assets	9,179	10,155
Income tax receivable	107	243

Total Current Assets	101,648	98,715

Depreciable assets, net	23,995	24,699
Restricted long-term interest-bearing investments	11,254	10,884
Other assets	2,584	2,902

Total Assets	$139,481	$137,200

LIABILITIES
Current Liabilities:
Current portion deferred facilities rent and other	$808	$740
Trade accounts payable	9,762	12,671
Other accrued liabilities	6,222	6,104
Income taxes payable	2,088	2,812
Deferred revenues	47,745	47,678

Total Current Liabilities	66,625	70,005

Deferred facilities rent and other	5,865	5,905
Deferred income taxes	191	182
Asset retirement obligations	3,576	4,174

Total Liabilities	76,257	80,266
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 75,000,000 shares authorized; 16,495,808 issued and outstanding at March 30, 2007 and September 29, 2006, respectively	2	2
Additional paid in capital	1,415	1,042
Accumulated other comprehensive income	1,888	1,424
Retained earnings	59,919	54,466

Total Stockholders’ Equity	63,224	56,934

Total Liabilities and Stockholders’ Equity	$139,481	$137,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share data)

	Three months ended		Six months ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
		(restated) (see Note 2)		(restated) (see Note 2)
REVENUES	$37,631	$34,282	$80,345	$74,087

COST OF REVENUES	17,235	18,253	35,587	37,188

GROSS PROFIT	20,396	16,029	44,758	36,899

OPERATING EXPENSES:
Course development	1,911	2,436	3,784	4,734
Sales and marketing	9,985	11,384	19,289	20,725
General and administrative	7,456	6,389	14,546	13,102

	19,352	20,209	37,619	38,561

INCOME (LOSS) FROM OPERATIONS	1,044	(4,180)	7,139	(1,662)

OTHER INCOME (EXPENSE)
Interest income, net	944	852	1,870	1,589
Other income (expense)	(43)	27	158	(26)
Foreign exchange gain (loss)	(8)	(36)	56	(53)

OTHER INCOME (EXPENSE), NET	893	843	2,084	1,510

INCOME (LOSS) BEFORE INCOME TAXES	1,937	(3,337)	9,223	(152)
INCOME TAX PROVISION (BENEFIT)	790	(1,380)	3,771	(98)

NET INCOME (LOSS)	$1,147	$(1,957)	$5,452	$(54)

EARNINGS (LOSS) PER SHARE
Basic	$0.07	$(0.12)	$0.33	$0.00

Diluted	$0.07	$(0.12)	$0.33	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	16,496	16,655	16,496	16,658

Diluted	16,496	16,655	16,496	16,694

COMPREHENSIVE INCOME:
NET INCOME (LOSS)	$1,147	$(1,957)	$5,452	$(54)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, NET	75	24	464	(785)

COMPREHENSIVE INCOME (LOSS)	$1,222	$(1,933)	$5,916	$(839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Six months ended
	March 30, 2007	March 31, 2006
		(restated) (see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES	$7,917	$2,996

Purchases of available for sale securities	(4,275)	(1,950)
Sales of available for sale securities	500	1,055
Purchases of fixed assets	(2,317)	(2,498)

CASH FLOWS USED IN INVESTING ACTIVITIES	(6,092)	(3,393)

Payments to acquire common stock	—	(732)

CASH FLOWS USED IN FINANCING ACTIVITIES	—	(732)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(506)	14

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,319	(1,115)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,401	56,736

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,720	$55,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended September 29, 2006 included in our Annual Report on Form 10-K.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly our financial position as of March 30, 2007 and our results of operations for the three months and six months ended March 30, 2007 and March 31, 2006, and our cash flows for the six months ended March 30, 2007 and March 31, 2006. The results of operations for the three months and six months ended March 31, 2006 and the cash flows for the six months ended March 31, 2006 have been restated. See note below. Certain prior period amounts may have been reclassified to conform to the current period presentation.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

In our Annual Report on Form 10-K for the year ended September 29, 2006, we restated our previously issued consolidated financial statements as of and for the year ended September 30, 2005, for each of the quarterly periods in fiscal year 2005 and for our first three quarters of fiscal year 2006. The restatements are discussed in detail in that Form 10-K. The restatement for the three and six months ended March 31, 2006 included restatements for: (i) the correction of the accounting for lease termination costs under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; (ii) impairment of leasehold improvements related to our lease termination costs under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets; (iii) the correction of the depreciable lives of the leasehold improvements acquired at the inception of the lease for our United Kingdom education facility in accordance with SFAS No. 13, Accounting for Leases; and (iv) income taxes under SFAS No. 109. Accounting for Income Taxes.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

A summary of the aggregate effects of these restatements on our consolidated statements of operations is shown below:

	Three months ended			Six months ended
	March 31, 2006 As Reported	Change	March 31, 2006 As Restated	March 31, 2006 As Reported	Change	March 31, 2006 As Restated
Cost of revenues	$18,272	$(19)	$18,253	$37,225	$(37)	$37,188
Gross Profit	16,010	19	16,029	36,862	37	36,899
General and administrative expenses	6,012	377	6,389	12,267	835	13,102
Loss from operations	(3,822)	(358)	(4,180)	(864)	(798)	(1,662)
Income (Loss) before income taxes	(2,980)	(357)	(3,337)	638	(790)	(152)
Income tax provision (benefit)	(1,082)	(298)	(1,380)	293	(391)	(98)
Net income (loss)	(1,898)	(59)	(1,957)	345	(399)	(54)
Earning (loss) per share, basic and diluted	$(0.11)	$(0.01)	$(0.12)	$0.02	$(0.02)	$(0.00)

	Six months ended
	March 31, 2006 As Reported	Change	March 31, 2006 As Restated
Cash flows from operating activities	$4,894	(1,898)	$2,996
Cash flows used in investing activities	$(5,040)	1,647	$(3,393)

NOTE 3 – STOCK-BASED COMPENSATION

Stock-based compensation expense related to employee stock options of $181 and $373 was included in cost of revenues and operating expenses consistent with the respective employee salary costs during the three and six months ended March 30, 2007. This compares to stock-based compensation expense of $272 and $544 for the three and six months ended March 31, 2006, respectively.

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

	Six months ended March 30, 2007	Year ended September 29, 2006
ARO balance, beginning of period	$4,174	$3,670
Liabilities incurred	620	151
Accretion expense	150	256
Liabilities satisfied	(1,502)	(143)
Foreign currency translation	134	240

ARO balance, end of period	$3,576	$4,174

NOTE 5 – STOCKHOLDERS’ EQUITY

Purchases of Common Stock

We did not purchase any shares of common stock during the three or six months ended March 30, 2007 or the three or six months ended March 31, 2006. Upon purchase of our common stock, we retire the shares. We may make additional purchases through open-market transactions, but have no commitments to do so.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents, when their effect is dilutive.

Approximately 892 and 1,256 stock options were excluded from the computation of earnings per share for the three and six months ended March 31, 2007, and 2006, respectively, as their exercise price was higher than our average stock price. The computations for basic and diluted earnings per share are as follows:

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

	Three months ended		Six months ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
		(restated)		(restated)
Numerator:
Net income (loss)	$1,147	$(1,957)	$5,452	$(54)

Denominator:
Weighted average shares outstanding
Basic	16,496	16,655	16,496	16,658
Effect of dilutive securities	—	—	—	36

Diluted	16,496	16,655	16,496	16,694

Net earnings (loss) per share basic and diluted	$0.07	$(0.12)	$0.33	$0.00

NOTE 7 – INCOME TAXES

The income tax provision used in our first six months of fiscal year 2007 reflects a 40.9% effective annual tax rate which approximates our expected effective tax rate for the remainder of fiscal year 2007, taking into consideration all projected permanent differences. The income tax provision used in our six months of fiscal year 2006, as restated, reflects a 64.5% effective tax rate.

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

We will continue to evaluate whether the valuation allowances are necessary. If we meet our financial projections and improve the results of our operations in the U.S. and the foreign jurisdiction, it is possible that we may release all, or a portion, of the valuation allowances. Any such release would result in recording a tax benefit that would increase net income in the period the allowances are released.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, we are involved in litigation incidental to the conduct of our business. As of March 30, 2007, we are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our financial position or results of operations.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

NOTE 9 – SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer are presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first six months or second quarters of fiscal years 2007 or 2006.

We conduct and manage our business globally and have six operating segments that operate in United States, Canada, United Kingdom, France, Sweden and Japan.

Summarized financial information by country for our second quarter and first six months of fiscal year 2007 and 2006, is as follows:

	Three Months		Six Months
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Revenues:
United States	$22,715	$25,058	$46,899	$48,722
Canada	$4,429	3,619	8,783	$7,777
United Kingdom	$11,027	9,441	21,759	$19,445
France	$3,379	3,004	9,733	$8,740
Sweden	$2,445	1,780	5,511	$4,413
Japan	$652	592	1,364	$1,447

Subtotal	44,647	43,494	94,049	90,544

Intercompany & Eliminations	$(7,016)	(9,212)	(13,704)	$(16,457)

Total	$37,631	$34,282	$80,345	$74,087

Gross profit:
United States	$9,537	$8,734	$20,569	$17,782
Canada	$2,876	2,193	5,660	$4,880
United Kingdom	$6,049	4,630	12,033	$9,581
France	$1,401	1,147	5,252	$4,521
Sweden	$1,398	902	3,243	$2,510
Japan	$442	395	918	$965

Subtotal	21,703	18,001	47,675	40,239

Intercompany & Eliminations	$(1,307)	(1,972)	(2,917)	$(3,340)

Total	$20,396	$16,029	$44,758	$36,899

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended September 29, 2006 (our “2006 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

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

RESTATEMENTS

As more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, in our 2006 10-K we restated certain of our previously issued consolidated financial statements, including those for the three and six months ended March 31, 2006. The restatement for the three and six months ended March 31, 2006 primarily relates to the accounting for lease termination costs, the impairment of leasehold improvements related to our lease termination costs, balance sheet adjustments related to leases and accounting for income taxes. Except as otherwise specified, the following discussion and analysis of results of operations and financial condition are based upon such restated financial data.

The impact of these restatements for the three months ended March 31, 2006 was to increase net loss from approximately $1,900 to $2,000 and to increase loss per share from $0.11 to $0.12. The impact for the six month ended March 30, 2006 was to reduce the net income from $345 to a net loss of $54 and to reduce the earning per share from $0.02 to $0.00.

OVERVIEW

We are a leading worldwide vendor-independent provider of training to managers and information technology (“IT”) professionals working in business and government organizations. Since our founding in 1974, we have set the highest standards of excellence in educating and training managers and IT professionals from government and commercial customers around the world.

As of March 30, 2007, our course library consisted of 113 IT course titles and 46 management course titles.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Our proprietary course development process also allows us to customize our courses for delivery at our customers’ sites.

We design our own vendor-independent IT courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. Royalties paid to course developers are recorded in course development expenses. All of our courses are highly interactive, and incorporate extensive hands-on exercises or case study workshops. Our management courses, while addressing core concepts and theories, focus heavily on providing skills, tools, and technologies that participants can apply immediately upon returning to their jobs. In fiscal year 2006, we re-wrote and re-released 13 management course titles to incorporate our new proprietary RealityPlus™ instructional methodology. Our RealityPlus™ courses utilize extensive “real-world” simulations to teach practical management techniques. This innovative, multi-media methodology provides an environment in which RealityPlus™ course participants learn entirely by doing. Throughout the courses, they gain extensive experience applying new management skills in life-like challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, RealityPlus™ course participants achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplace.

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

In our 2006 10-K, we disclosed that we have three material weaknesses in our internal controls over financial reporting. We are in the process of remediating those material weaknesses. It is possible that we may not be successful in our efforts to remediate these or other weaknesses or deficiencies which we may have in our internal controls over financial reporting. We are currently delinquent in the filings of our Form 10-Q for our third quarter ended June 29, 2007. A failure to remediate our weaknesses could have many consequences, including: potential delisting from NASDAQ, which would significantly impair the ability of our investors to buy and sell shares; actions by the Securities and Exchange Commission against us for failure to comply with applicable federal securities laws; and our inability to use certain short form registration statements until twelve calendar months after our filings are current. We are also delinquent in filing our statutory accounts for our fiscal year 2006 in the United Kingdom. As a result of these or other consequences, our stock price could be negatively affected.

HIGHLIGHTS OF OUR SECOND QUARTER OF FISCAL 2007

As discussed in more detail throughout our MD&A, for the three months ended March 30, 2007:

•	Revenues increased by $3.3 million or 9.8% from the restated results for the same quarter of our prior fiscal year;

•	Gross Profit increased to 54.2% of revenues from 46.8% for the same quarter of our prior fiscal year;

•	Operating Expenses decreased to 51.4% of revenues from 58.9% for the same quarter of our prior fiscal year;

•	Income from Operations increased by $5.2 million to $1.0 million from a restated loss from operations of $4.2 million for the same quarter of our prior fiscal year;

•	Net income increased by $3.1 million to $1.1 million from a restated net loss of $2.0 million for the same quarter of our prior fiscal year;

•	Our cash flows from operations were positive and we have no debt with financial institutions; and

•	The sum of cash and cash equivalents and available for sale securities increased $1.6 million to $77.3 million at March 30, 2007 from their balances at the end of the prior quarter.

As discussed in more detail throughout our MD&A, for the six months ended March 30, 2007:

•	Revenues increased by $6.3 million or 8.4% from the restated results for the same period of our prior fiscal year;

•	Gross Profit increased to 55.7% of revenues from 49.8% for the same period of our prior fiscal year;

•	Operating Expenses decreased to 46.8% of revenues from 52.0% for the same period of our prior fiscal year;

•	Income from Operations increased by $8.8 million to $7.1 million from a restated loss from operations of $1.7 million for the same period of our prior fiscal year;

•	Net income increased by $5.50 million to $5.45 million from a restated net loss of $0.05 million for the same period of our prior fiscal year; and

•	Our cash flows from operations were $7.9 million compared to $3.0 million (restated) for the same period of our prior fiscal year.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended		Six months ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
		(restated)		(restated)
REVENUES	100.0%	100.0%	100.0%	100.0%

COST OF REVENUES	45.8%	53.2%	44.3%	50.2%

GROSS PROFIT	54.2%	46.8%	55.7%	49.8%

OPERATING EXPENSES:
Course development	5.1%	7.1%	4.7%	6.4%
Sales and marketing	26.5%	33.2%	24.0%	28.0%
General and administrative	19.8%	18.6%	18.1%	17.7%

Total operating expenses	51.4%	58.9%	46.8%	52.1%

INCOME (LOSS) FROM OPERATIONS	2.8%	(12.1)%	8.9%	(2.3)%
OTHER INCOME (EXPENSE), NET	2.4%	2.5%	2.6%	2.0%

INCOME (LOSS) BEFORE INCOME TAXES	5.2%	(9.6)%	11.5%	(0.3)%
INCOME TAX PROVISION (BENEFIT)	2.1%	(4.0)%	4.7%	(0.1)%

NET INCOME (LOSS)	3.1%	(5.6)%	6.8%	(0.2)%

THREE AND SIX MONTHS ENDED MARCH 30, 2007 COMPARED WITH MARCH 31, 2006

In our second quarter of fiscal year 2007, our revenues were $37.6 million compared to $34.3 million for the same period in fiscal year 2006. For the first six months of fiscal year 2007, revenues were $80.3 million compared to $74.1 million for the same period in fiscal year 2006. We reported income from operations of $1.0 million in our second quarter of fiscal year 2007, compared to a loss from operations of $4.2 million (restated) for the same period in fiscal year 2006. For the first six months of fiscal year 2007, we reported income from operations of $7.1 million, compared to a loss from operations of $1.7 million (restated) for the same period in fiscal year 2006. Net income for our second quarter of fiscal year 2007 was $1.1 million compared to net loss of $2.0 million (restated) for the same quarter in fiscal year 2006. Net income for the first six months of fiscal year 2007 was $5.5 million compared to a net loss of $0.1 million (restated) for the same period in fiscal year 2006.

Revenues. Revenues in our second quarter of fiscal year 2007 increased by 10% compared to the same period in fiscal year 2006. This increase was a result of an 11% increase in revenue per participant partially offset by a 1% decrease in the number of participants. The increase in revenue per participant is the result of a 4% positive effect from changes in foreign exchange rates as well as a change in the mix of single seat sales, sales under volume discount programs (i.e., Learning Tree Passports and Training

Vouchers) and price increases. During our second quarter of fiscal year 2007 we trained 20,484 course participants, a 1% decrease from the 20,686 course participants that we trained during the same quarter in fiscal year 2006.

Revenues for the first six months of fiscal year 2007 increased by 8% compared to the same period in fiscal year 2006. This increase was a result of a 9% increase in revenue per participant offset by a 1% decrease in the number of participants. The increase in revenue per participant is the result of a 4% positive effect from changes in foreign exchange rates as well as a change in the mix of single seat sales, sales under volume discount programs and price increases. During our first six months of fiscal year 2007 we trained 44,128 course participants, a 1% decrease from the 44,679 course participants that we trained during the same period in fiscal year 2006.

During our second quarter of fiscal year 2007, we provided 77,421 attendee-days of training, compared to 78,548 attendee-days in the same quarter in fiscal year 2006. For management courses during our second quarter of fiscal year 2007, we provided 23,892 attendee-days of training, an 18.9% increase over the 20,092 attendee-days in the corresponding period in fiscal year 2006. For technology courses during our second quarter of fiscal year 2007, we provided 53,529 attendee-days of IT training, an 8.4% decrease from the 58,456 attendee-days in the corresponding period in fiscal year 2006.

During our first six months of fiscal year 2007, we provided 166,878 attendee-days of training, compared to 171,222 attendee-days in the same period in fiscal year 2006. For management courses during our first six months of fiscal year 2007, we provided 51,617 attendee-days of training, a 17.9% increase over the 43,773 attendee-days in the corresponding period in fiscal year 2006. For technology courses during our first six months of fiscal year 2007, we provided 115,261 attendee-days of IT training, a 9.6% decrease from the 127,449 attendee-days in the corresponding period in fiscal year 2006.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials and equipment, freight, classroom facilities and refreshments.

During our second quarter of fiscal year 2007, we presented 1,633 events compared to 1,749 events during the same period in fiscal year 2006. Our cost of revenues for our second quarter of 2007 was $17.2 million compared to $18.3 million in the same period in fiscal year 2006. Our cost of revenues as a percentage of our revenues declined to 45.8% for our second quarter of fiscal year 2007 from 53.2% in the prior year period.

During our first six months of fiscal year 2007, we presented 3,519 events compared to 3,702 events during the same period in fiscal year 2006. Our cost of revenues for our first six months of 2007 was $35.6 million compared to $37.2 million in the same period in fiscal year 2006. Our cost of revenues as a percentage of our revenues declined to 44.3% for our first six months of fiscal year 2007 from 50.2% in the prior year period.

Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

The decrease in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2007 reflects a 17% increase in average revenue per event offset by a 1 % increase in average cost per event. The increase in our average revenue per event, excluding the effect of exchange rates, is the result of a 6% increase in average participants per event and the increase in average revenue per participant discussed earlier.

The decrease in cost of revenues as a percentage of revenues in our first six months of fiscal year 2007 reflects a 14% increase in average revenue per event offset by a 1% increase in average cost per event. The increase in our average revenue per event, excluding the effect of exchange rates, is the result of a 4% increase in average participant per event and the increase in average revenue per participant discussed earlier.

The decrease in average cost per event, excluding the effect of exchange rates, primarily reflects reduced costs associated with our Learning Tree Education Centers and other cost reduction initiatives.

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

During our second quarter of fiscal year 2007, course development expenses were 5.1% of revenues as compared to 7.1% in our second quarter of the prior year. Overall spending on course development was $1.9 million in our second quarter of fiscal year 2007 versus $2.4 million in the same period in 2006.

During our first six months of fiscal year 2007, course development expenses were 4.7% of revenues as compared to 6.4% in our first six months of the prior year. Overall spending on course development was $3.8 million in our first six months of fiscal year 2007 versus $4.7 million in the same period in 2006.

The reduction in course development expenses was primarily related to the fact that our second quarter of fiscal year 2006 included costs associated with the conversion of some of our management courses to our RealityPlus™ proprietary platform, as discussed earlier. We completed that effort in our fourth quarter of fiscal year 2006.

At the end of our second quarter of fiscal year 2007, the Learning Tree library of instructor-led courses numbered 159 titles, comprising 3,758 hours of training compared to 153 titles at the end of our second quarter of fiscal year 2006. At March 30, 2007 we had 46 management titles in the Learning Tree course library, compared with 36 management titles at the same point a year earlier. Our library of IT titles numbered 113 at the end of our second quarter of fiscal year 2007 compared to 117 titles at the same point a year earlier.

Sales and Marketing Expenses. Sales and marketing expenses include the cost of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities. Our sales and marketing expense, and in particular our expenditure on course catalogs, is one of our largest expenditures. We have adjusted the market sectors to which we mail our catalogs, and continue to evaluate additional ways to increase the efficiency of our marketing expenditures by spending less without materially reducing the response to that marketing, or while increasing the response to that marketing.

Our sales and marketing expenses were 26.5% and 33.2% of revenues for our second quarter in fiscal years 2007 and 2006, respectively. Sales and marketing expenses decreased to $10.0 million for our second quarter of fiscal years 2007 from $11.4 million in the same quarter of fiscal 2006. The cost reduction is primarily due to mailing fewer catalogs in the second quarter of fiscal 2007 compared to the same period of the prior year, partially offset by the effect of changes in foreign exchange rates.

Our sales and marketing expenses were 24.0% and 28.0% of revenues for our first six months in fiscal years 2007 and 2006, respectively. Sales and marketing expenses for our first six months of fiscal years 2007 and 2006 were $19.3 million and $20.7 million, respectively.

General and Administrative Expenses. Our general and administrative expenses for our second quarter of fiscal year 2007 increased by $1.1 million to $7.5 million from $6.4 million (restated) in the same period in fiscal year 2006. This represented 19.8% and 18.6% of revenues for our second quarter of fiscal years 2007 and 2006, respectively.

Our general and administrative expenses for our first six months of fiscal year 2007 increased by $1.4 million to $14.5 million from $13.1 million (restated) in the same period in fiscal year 2006. This represented 18.1% and 17.7% of revenues for our first six months of fiscal years 2007 and 2006, respectively.

The increase in General and Administrative expenses is primarily due to costs associated with subleasing and facilities arrangements in our United Kingdom Education Center and the effect of changes in foreign exchange rates.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income and foreign currency transaction gains and losses. During our second quarter of fiscal year 2007, other income, net totaled $0.9 million compared to $0.8 million in the same period of fiscal year 2006.

During our first six months of fiscal year 2007, other income, net totaled $2.1 million compared to $1.5 million in the same period of fiscal year 2006.

The increase in both the three and six month periods was due to higher interest rates earned on invested balances for the current quarter; the six month period also reflects a gain of $0.4 million on the sale of Rasmussen College (formerly Deltak.edu/Collegis) stock in November 2006.

Income Taxes. Our income tax provision in our second quarter of fiscal year 2007 increased to $0.8 million from a tax benefit of $1.4 million (restated) for our second quarter of fiscal year 2006.

Our income tax provision in our first six months of fiscal year 2007 increased to $3.8 million from a tax benefit of $0.1 million (restated) for our first six months of fiscal year 2006.

The income tax provision for our first six months of fiscal year 2007 reflects a 40.9% effective annual tax rate, and the income tax provision used in our first six months of fiscal year 2006, as restated, reflects a 64.5% effective tax rate.

The increase in our fiscal year 2007 tax provision was due to an increase in pre-tax income.

Net Income. Our net income for the quarter ended March 30, 2007 was $1.1 million compared to a net loss of $2.0 million (restated) for the quarter ended March 31, 2006.

Our net income for the first six months ended March 30, 2007 was $5.5 million compared to a net loss of $0.1 million (restated) for the first six months ended March 31, 2006.

Effects of Foreign Exchange Rates. Although our condensed consolidated financial statements are stated in U.S. dollars, all of our subsidiaries other than those in the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. In the future, we may undertake such hedging transactions. There can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1 to our 2006 10-K.

Recently Issued Accounting Pronouncements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (FAS 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in fiscal year 2008. We are currently evaluating the impact of this accounting interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for our 2008 fiscal year, although early adoption is permitted. We are currently assessing the potential effect of SFAS 157 on our condensed consolidated financial statements.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in our statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The standard also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of our year-end statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006. As we do not have any defined benefit plans, we do not anticipate any significant impact to our condensed consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We have adopted SAB 108 and do not believe the adoption will have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We must implement SFAS 159 starting with our fiscal year 2009. We are currently assessing the potential effect of SFAS 159 on our condensed consolidated financial statements, but do not believe the adoption will have a material impact on our condensed consolidated financial statements

FLUCTUATIONS IN QUARTERLY RESULTS

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash and cash equivalents on hand as well as available for sale securities, which together totaled $77.3 million at March 30, 2007. During our second quarter of fiscal year 2007, the total of our cash and cash equivalents and available for sale securities increased $5.1 million compared to the balances at the end of our 2006 fiscal year.

Cash Flows. Our cash and cash equivalents increased to $45.7 million at March 30, 2007, a $1.3 million increase from September 29, 2006. This increase is the result of $5.5 million net income for the six month period and $2.4 million generated from changes in current assets and liabilities, less $3.8 million used for the purchase of additional available for sale securities, net of sales of securities, $2.3 million used for the purchase of fixed assets and $0.5 million for the impact of foreign exchange.

	Six Months Ended
	March 30, 2007	March 31, 2006	(Decrease) Increase
		(restated)
Cash provided by operating activities	$7,917	$2,996	$4,921
Cash used in investing activities	$(6,092)	$(3,393)	$(2,699)
Cash used in financing activities	$—	$(732)	$732

During our first six months of fiscal year 2007, we generated positive cash flow from operations of $7.9 million primarily due to our net income of $5.5 million and non-cash items of $2.6 million which consisted primarily of depreciation and amortization charges. These increases were partially offset by a reduction in accounts payable due to the timing of payments to vendors.

Cash used in investing activities increased by $2.7 million during our first six months of fiscal year 2007 from the same period of the prior fiscal year. This increased use of cash is due to the purchase of $2.3 million more of available for sale securities during the period than the same period in the prior fiscal year.

During the six-month periods ended March 30, 2007 and March 31, 2006, we did not use any cash for purchases of common stock. We may make additional purchases of common stock through open market transactions, but we have no commitments to do so.

Liquidity. At March 30, 2007 our working capital was $35.0 million, a $6.3 million increase from our working capital balance at September 29, 2006. This improvement was mainly due to increases in our current assets as a result of our increased profitability and decreases in our current liabilities due to a lower level of trade payables. In total, current assets increased $2.9 million during the first six months. Available for sale securities increased by $3.8 million, which was partially offset by a decrease of $1.0 million in prepaid expenses and other current assets. During the first six months, accounts payable decreased $2.9 million and other accrued liabilities increased $0.1 million due to the timing of payments to suppliers.

We do not have any outstanding notes payable or line of credit agreements. We anticipate we will continue to rely primarily on our cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the six months ended March 30, 2007, we made capital expenditures of $2.3 million for the purchase of equipment worldwide and leasehold improvements to our United Kingdom Education Center.

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

We plan to purchase an aggregate of approximately $6 million in course computer equipment during fiscal years 2007 and 2008.

Our contractual obligations as of March 30, 2007 are consistent in material respects with our year-end disclosure in Item 7, MD&A “Contractual Obligations” of our 2006 10-K.

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

OUTLOOK

Third Quarter of Fiscal Year 2007. We anticipate reporting revenues for our third quarter of fiscal year 2007 of approximately $42.5 to $43.0 million, compared to $41.2 million (restated) in our third quarter of the prior year.

We expect to report a gross profit percentage of between 56.8% and 57.3% for our third quarter of fiscal year 2007 compared with 50.8% (restated) in the same period of our prior year.

We expect to report overall operating expenses for our third quarter of fiscal year 2007 of between $19.0 and $19.5 million, compared to (restated) $21.3 million in the same quarter a year earlier.

As a result of the above factors, we expect to report third quarter operating income between $4.6 million and $5.6 million.

We expect to report third quarter interest income of approximately $1.0 million.

Based on the above, we anticipate reporting pre-tax income for our fiscal quarter ended June 29, 2007 of between $5.6 and $6.6 million compared to (restated) pre-tax income of $0.6 million in the same quarter of the prior year.

Fourth Quarter of Fiscal Year 2007. We anticipate revenues for our fourth quarter of fiscal year 2007 of approximately $42.5 to $44.5 million, compared to $38.7 million in our fourth quarter of the prior year.

We expect gross profit percentage of between 56.0% and 57.0% for our fourth quarter of fiscal year 2007 compared with 51.8% in the same period of our prior year.

We expect overall operating expenses for our fourth quarter of fiscal year 2007 of between $19.5 and $20.0 million, compared to $20.7 million in the same quarter a year earlier.

As a result of the above factors, we expect fourth quarter operating income to be between $3.8 million and $5.9 million.

We expect to report fourth quarter interest income of approximately $1.0 million.

Based on the above, we anticipate pre-tax income for our fiscal quarter ended September 28, 2007 of between $4.8 and $6.9 million compared to pre-tax income of $0.3 million in the same quarter of the prior year.

Full Fiscal Year 2007. We anticipate that revenues for our fiscal year 2007 will be approximately $165.3 to $167.8 million, compared to $154.0 million in our prior fiscal year.

We anticipate pre-tax income for our fiscal year ended September 28, 2007 of between $19.7 and $22.7 million compared to pre-tax income of $0.7 million in our prior fiscal year.

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

We will continue to evaluate whether the valuation allowances are necessary. If we meet our financial projections and improve the results of our operations in the U.S. and the foreign jurisdiction, it is possible that we may release all, or a portion, of the valuation allowances. Any such release would result in recording a tax benefit that would increase net income in the period the allowances are released.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information required by this item see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our 2006 10-K. We do not believe our exposure to market risk has changed materially since September 29, 2006.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We are currently delinquent in the filings of our Form 10-Q for our third quarter ended June 29, 2007. We are also late filing our 2006 statutory accounts in the United Kingdom.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

During management’s assessment of the effectiveness of our internal control over financial reporting as of September 29, 2006, we identified three material weaknesses in our internal control over financial reporting which resulted in errors in our historical financial statements and required a restatement of our financial statements for certain prior periods. A material weakness is a control deficiency, or combination of control deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Item 9A of our 2006 10-K. We believe that these weaknesses will be remediated in fiscal year 2007 through a number of initiatives we are taking, including:

With respect to the material weakness relating to entity-level monitoring controls, we have a Chief Financial Officer and have hired an experienced Corporate Controller. We are in the process of making necessary changes to the staffing of our finance and accounting departments and making necessary adjustments to out internal processes and procedures.

With respect to the material weakness relating to the financial statement close process, although we were fully staffed in all positions in the finance and accounting department at the end of our second fiscal quarter, certain key positions were subsequently vacated. As noted above we are in the process of filling key positions and expect to be fully staffed before the end of fiscal year 2007. This additional staff will provide us with the expertise and experience necessary to implement process controls related to the quarterly and annual function of closing our financial statements, specifically the accounting for leases and lease termination costs and the classification of certain lease transactions between current and non-current assets and liabilities. For the second quarter financial close process, we implemented an automated reporting process which eliminates certain manual processes that could be subject to human error. We believe this process change has greatly improved the reliability of our quarterly reporting.

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

Although we do not currently believe so, it is possible that we may not be successful in our efforts to remediate these or other weaknesses or deficiencies which we may have in our internal controls over financial reporting. As we work towards remediating these weaknesses, we are currently delinquent in the filing of our Form 10-Q for our third quarter ended June 29, 2007. A failure in our remediation efforts could have many consequences, including: potential delisting from NASDAQ, which would significantly impair the ability of our investors to buy and sell shares; actions by the Securities and Exchange Commission against us for failure to comply with applicable federal securities laws; and our inability to use certain short form registration statements until twelve calendar months after our filings are current. We are also delinquent in filing our statutory accounts for our fiscal year 2006 in the United Kingdom. As a result of these or other consequences, our stock price could be negatively affected.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

Our future performance is subject to risks, uncertainties and assumptions that are difficult to predict. Except for historical statements, the matters addressed in this Report are forward-looking statements. Please do not put undue reliance on these forward-looking statements, since they are based on key assumptions about future risks and uncertainties. Although we believe that our assumptions are reasonable, inevitably some will prove to be incorrect. As a result, our actual future results can be expected to differ. We are not undertaking any obligation to update forward-looking statements. For a discussion of some risk factors affecting our business and operations, see Exhibit 99.1 to our 2006 10-K. Please also see Item 4: Controls and Procedures in this Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 29, 2007 on its behalf by the undersigned thereunto duly authorized.

LEARNING TREE INTERNATIONAL, INC.

/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

/s/ CHARLES R. WALDRON
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.6	Learning Tree International, Inc. - Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing included in Learning Tree’s Current Report on Form 8-K dated August 17, 2007

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)