Form 10-Q/A
period 2006-12-29
LEARNING TREE INTERNATIONAL INC
filed 2007-09-24
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of common stock, $.0001 par value, outstanding as of September 19, 2007 was 16,508,308.

EXPLANATORY NOTE

(Unaudited)

This amended quarterly report on Form 10-Q/A is being filed solely to correct a misclassification on the Condensed Consolidated Statements of Cash Flows between Cash Flows from Operating Activities and the Effect of Exchange Rate Changes on Cash and Cash Equivalents.

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three months ended
	December 29, 2006	December 30, 2005
		(restated)
		(see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES	$4,579	$4,385

Purchases of available for sale securities	(4,100)	(1,800)
Sales of available for sale securities	500	1,055
Purchases of fixed assets	(1,502)	(1,527)

CASH FLOWS USED IN INVESTING ACTIVITIES	(5,102)	(2,272)

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	433	(773)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90)	1,340

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,401	56,736

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,311	$58,076

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

A summary of the aggregate effects of these restatements on our consolidated statements of operations is shown below:

	Three months ended
	December 30, 2005 As Reported	Change	December 30, 2005 As Restated
Cost of revenues	$18,954	$(18)	$18,936
Gross profit	20,852	18	20,870
General and administrative expenses	6,255	458	6,713
Income (loss) from operations	2,958	(440)	2,518
Income before income taxes	3,617	(440)	3,177
Income tax provision	1,374	(92)	1,282
Net income (loss)	2,243	(348)	1,895
Earnings (loss) per share, basic and diluted	$0.13	$(0.02)	$0.11

Cash flows from operating activities	$3,869	$516	$4,385
Cash flows from investing activities	$2,265	$7	$2,272

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

	Three Months Ended
	(in millions)
	December 29, 2006	December 30, 2005	(Decrease) Increase
Cash provided by (used in) operating activities	$4.6	$4.4	$0.2
Cash used in investing activities	$(5.1)	$(2.3)	$(2.8)
Cash used in financing activities	$—	$—	$—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on September 24, 2007 on its behalf by the undersigned thereunto duly authorized.

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