Form 10-Q/A
period 2007-03-30
LEARNING TREE INTERNATIONAL INC
filed 2007-09-24
CIK 1002037

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Six months ended
	March 30, 2007	March 31, 2006
		(restated) (see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES	$7,072	$3,887

Purchases of available for sale securities	(4,275)	(1,950)
Sales of available for sale securities	500	1,055
Purchases of fixed assets	(2,317)	(2,498)

CASH FLOWS USED IN INVESTING ACTIVITIES	(6,092)	(3,393)

Payments to acquire common stock	—	(732)

CASH FLOWS USED IN FINANCING ACTIVITIES	—	(732)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	339	(877)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,319	(1,115)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,401	56,736

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,720	$55,621

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

A summary of the aggregate effects of these restatements on our consolidated statements of operations is shown below:

	Three months ended			Six months ended
	March 31, 2006 As Reported	Change	March 31, 2006 As Restated	March 31, 2006 As Reported	Change	March 31, 2006 As Restated
Cost of revenues	$18,272	$(19)	$18,253	$37,225	$(37)	$37,188
Gross Profit	16,010	19	16,029	36,862	37	36,899
General and administrative expenses	6,012	377	6,389	12,267	835	13,102
Loss from operations	(3,822)	(358)	(4,180)	(864)	(798)	(1,662)
Income (Loss) before income taxes	(2,980)	(357)	(3,337)	638	(790)	(152)
Income tax provision (benefit)	(1,082)	(298)	(1,380)	293	(391)	(98)
Net income (loss)	(1,898)	(59)	(1,957)	345	(399)	(54)
Earning (loss) per share, basic and diluted	$(0.11)	$(0.01)	$(0.12)	$0.02	$(0.02)	$(0.00)

	Six months ended
	March 31, 2006 As Reported	Change	March 31, 2006 As Restated
Cash flows from operating activities	$4,894	(1,007)	$3,887
Cash flows used in investing activities	$(5,040)	1,647	$(3,393)

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

HIGHLIGHTS OF OUR SECOND QUARTER OF FISCAL 2007

As discussed in more detail throughout our MD&A, for the three months ended March 30, 2007:

•	Revenues increased by $3.3 million or 9.8% from the restated results for the same quarter of our prior fiscal year;

•	Gross Profit increased to 54.2% of revenues from 46.8% for the same quarter of our prior fiscal year;

•	Operating Expenses decreased to 51.4% of revenues from 58.9% for the same quarter of our prior fiscal year;

•	Income from Operations increased by $5.2 million to $1.0 million from a restated loss from operations of $4.2 million for the same quarter of our prior fiscal year;

•	Net income increased by $3.1 million to $1.1 million from a restated net loss of $2.0 million for the same quarter of our prior fiscal year;

•	Our cash flows from operations were positive and we have no debt with financial institutions; and

•	The sum of cash and cash equivalents and available for sale securities increased $1.6 million to $77.3 million at March 30, 2007 from their balances at the end of the prior quarter.

As discussed in more detail throughout our MD&A, for the six months ended March 30, 2007:

•	Revenues increased by $6.3 million or 8.4% from the restated results for the same period of our prior fiscal year;

•	Gross Profit increased to 55.7% of revenues from 49.8% for the same period of our prior fiscal year;

•	Operating Expenses decreased to 46.8% of revenues from 52.0% for the same period of our prior fiscal year;

•	Income from Operations increased by $8.8 million to $7.1 million from a restated loss from operations of $1.7 million for the same period of our prior fiscal year;

•	Net income increased by $5.50 million to $5.45 million from a restated net loss of $0.05 million for the same period of our prior fiscal year; and

•	Our cash flows from operations were $7.1 million compared to $3.9 million (restated) for the same period of our prior fiscal year.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended		Six months ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
		(restated)		(restated)
REVENUES	100.0%	100.0%	100.0%	100.0%

COST OF REVENUES	45.8%	53.2%	44.3%	50.2%

GROSS PROFIT	54.2%	46.8%	55.7%	49.8%

OPERATING EXPENSES:
Course development	5.1%	7.1%	4.7%	6.4%
Sales and marketing	26.5%	33.2%	24.0%	28.0%
General and administrative	19.8%	18.6%	18.1%	17.7%

Total operating expenses	51.4%	58.9%	46.8%	52.1%

INCOME (LOSS) FROM OPERATIONS	2.8%	(12.1)%	8.9%	(2.3)%
OTHER INCOME (EXPENSE), NET	2.4%	2.5%	2.6%	2.0%

INCOME (LOSS) BEFORE INCOME TAXES	5.2%	(9.6)%	11.5%	(0.3)%
INCOME TAX PROVISION (BENEFIT)	2.1%	(4.0)%	4.7%	(0.1)%

NET INCOME (LOSS)	3.1%	(5.6)%	6.8%	(0.2)%

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

	Six Months Ended
	March 30, 2007	March 31, 2006	(Decrease) Increase
		(restated)
Cash provided by operating activities	$7,072	$3,887	$3,185
Cash used in investing activities	$(6,092)	$(3,393)	$(2,699)
Cash used in financing activities	$—	$(732)	$732

During our first six months of fiscal year 2007, we generated positive cash flow from operations of $7.1 million primarily due to our net income of $5.5 million and non-cash items of $2.6 million which consisted primarily of depreciation and amortization charges. These increases were partially offset by a reduction in accounts payable due to the timing of payments to vendors.

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