Form 10-Q
period 2007-06-29
LEARNING TREE INTERNATIONAL INC
filed 2007-09-24
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q – June 29, 2007

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(in thousands, except share data)

	June 29, 2007	September 29, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$51,934	$44,401
Available for sale securities	31,575	27,800
Trade accounts receivable, net	18,103	16,116
Prepaid expenses and other current assets	10,423	10,155
Income tax receivable	—	243

Total Current Assets	112,035	98,715
Depreciable assets	71,173	72,584
Less: accumulated depreciation and amortization	(47,664)	(47,885)

	23,509	24,699
Restricted long-term interest-bearing investments	11,450	10,884
Other assets	2,726	2,902

Total Assets	$149,720	$137,200

LIABILITIES
Current Liabilities:
Current portion deferred facilities rent and other	$827	$740
Trade accounts payable	11,764	12,671
Other accrued liabilities	7,284	6,104
Income taxes payable	3,286	2,812
Deferred revenues	49,648	47,678

Total Current Liabilities	72,809	70,005
Deferred facilities rent and other	5,680	5,905
Deferred income taxes	195	182
Asset retirement obligations	3,240	4,174

Total Liabilities	81,924	80,266
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 75,000,000 shares authorized; 16,495,808 issued and outstanding at June 29, 2007 and September 29, 2006, respectively	2	2
Additional paid in capital	1,596	1,042
Accumulated other comprehensive income	2,576	1,424
Retained earnings	63,622	54,466

Total Stockholders’ Equity	67,796	56,934

Total Liabilities and Stockholders’ Equity	$149,720	$137,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share data)

	Three months ended		Nine months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
		(restated) (see Note 2)		(restated) (see Note 2)
REVENUES	$42,663	$41,218	$123,007	$115,306
COST OF REVENUES	18,297	20,294	53,885	57,483

GROSS PROFIT	24,366	20,924	69,122	57,823
OPERATING EXPENSES:
Course development	2,345	2,854	6,125	7,588
Sales and marketing	9,440	11,515	28,723	32,240
General and administrative	7,539	6,918	22,092	20,020

	19,324	21,287	56,940	59,848

INCOME (LOSS) FROM OPERATIONS	5,042	(363)	12,182	(2,025)
OTHER INCOME (EXPENSE)
Interest income, net	1,062	880	2,935	2,470
Other income (expense)	(18)	16	139	17
Foreign exchange gain (loss)	(64)	102	(11)	13

OTHER INCOME (EXPENSE), NET	980	998	3,063	2,500

INCOME BEFORE INCOME TAXES	6,022	635	15,245	475
INCOME TAX PROVISION	2,319	157	6,089	59

NET INCOME	$3,703	$478	$9,156	$416

EARNINGS PER SHARE
Basic	$0.22	$0.03	$0.56	$0.03

Diluted	$0.22	$0.03	$0.56	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	16,496	16,518	16,496	16,611

Diluted	16,496	16,518	16,496	16,613

COMPREHENSIVE INCOME:
NET INCOME	$3,703	$478	$9,156	$416
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, NET	688	743	1,152	(42)

COMPREHENSIVE INCOME	$4,391	$1,221	$10,308	$374

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Nine months ended
	June 29, 2007	June 30, 2006
		(restated) (see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES	$13,156	$4,642

Purchases of available for sale securities	(4,275)	(10,150)
Sales of available for sale securities	500	1,055
Purchases of long-lived equipment and other	(3,179)	(7,209)

CASH FLOWS USED IN INVESTING ACTIVITIES	(6,954)	(16,304)

Payments to acquire common stock	—	(1,936)

CASH FLOWS USED IN FINANCING ACTIVITIES	—	(1,936)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,331	(95)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,533	(13,693)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,401	56,736

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,934	$43,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements, although we believe that the disclosures made are adequate to make the information not misleading. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended September 29, 2006 included in our Annual Report on Form 10-K.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly our financial position as of June 29, 2007 and our results of operations for the three months and nine months ended June 29, 2007 and June 30, 2006, and our cash flows for the nine months ended June 29, 2007 and June 30, 2006. The results of operations for the three months and nine months ended June 30, 2006 and the cash flows for the nine months ended June 30, 2006 have been restated. See note below. Certain prior period amounts may have been reclassified to conform to the current period presentation.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

In our Annual Report on Form 10-K for the year ended September 29, 2006, we restated our previously issued consolidated financial statements as of and for the year ended September 30, 2005, for each of the quarterly periods in fiscal year 2005 and for our first three quarters of fiscal year 2006. The restatements are discussed in detail in that Form 10-K. The restatement for the three and nine months ended June 30, 2006 included restatements for: (i) the correction of the accounting for lease termination costs under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; (ii) impairment of leasehold improvements related to our lease termination costs under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets; (iii) the correction of the depreciable lives of the leasehold improvements acquired at the inception of the lease for our United Kingdom education facility in accordance with SFAS No. 13, Accounting for Leases; and (iv) income taxes under SFAS No. 109, Accounting for Income Taxes.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

A summary of the aggregate effects of these restatements on our consolidated statements of operations is shown below:

	Three months ended			Nine months ended
	June 30, 2006 As Reported	Change	June 30, 2006 As Restated	June 30, 2006 As Reported	Change	June 30, 2006 As Restated
Cost of revenues	$20,321	$(27)	$20,294	$57,546	$(63)	$57,483
Gross Profit	20,897	27	20,924	57,759	64	57,823
General and administrative expenses	6,823	95	6,918	19,090	930	20,020
Loss from operations	(295)	(68)	(363)	(1,159)	(866)	(2,025)
Income before income taxes	703	(68)	635	1,342	(867)	475
Income tax provision	97	60	157	390	(331)	59
Net income	$606	$(128)	$478	$952	$(536)	$416
Earnings per share, basic and diluted	$0.04	$(0.01)	$0.03	$0.06	$(0.03)	$0.03

	Nine months ended
	June 30, 2006 As Reported	Change	June 30, 2006 As Restated
Cash flows from operating activities	$5,386	(744)	$4,642
Cash flows used in investing activities	$(18,248)	1,944	$(16,304)

NOTE 3 – STOCK-BASED COMPENSATION

Stock-based compensation expense related to employee stock options of $181 and $553 was included in cost of revenues and operating expenses consistent with the respective employee salary costs during the three and nine months ended June 29, 2007, respectively. This compares to stock-based compensation expense of $260 and $804 for the three and nine months ended June 30, 2006, respectively.

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

	Nine months ended June 29, 2007	Year ended September 29, 2006
ARO balance, beginning of period	$4,174	$3,670
Liabilities incurred	632	151
Accretion expense	226	256
Liabilities satisfied	(1,969)	(143)
Foreign currency translation	177	240

ARO balance, end of period	$3,240	$4,174

NOTE 5 – STOCKHOLDERS’ EQUITY

Purchases of Common Stock

We did not purchase any shares of common stock during the three or nine months ended June 29, 2007. During the quarter ended June 30, 2006 we repurchased 105,600 shares of common stock on the open market at a total cost of $1,204. We repurchased 166,527 shares during the nine months ended June 30, 2006 at a cost of $1,936. Upon purchase of our common stock, we retire the shares. We may make additional purchases through open-market transactions, but have no commitments to do so.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents when their effect is dilutive.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

For the three and nine months ended June 29, 2007, approximately 724 and 734 stock options were excluded from the computation of earnings per share. For the three and nine months ended June 30, 2006, approximately 1,229 and 1,221 stock options were excluded from the computation of earnings per share. These options were excluded as their exercise price was higher than our average stock price. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
		(restated)		(restated)
Numerator:
Net income	$3,703	$478	$9,156	$416
Denominator:
Weighted average shares outstanding
Basic	16,496	16,518	16,496	16,611
Effect of dilutive securities	—	—	—	2

Diluted	16,496	16,518	16,496	16,613

Earnings per share basic and diluted	$0.22	$0.03	$0.56	$0.03

NOTE 7 – INCOME TAXES

The income tax provision used in our first nine months of fiscal year 2007 reflects a 39.9% effective annual tax rate which approximates our expected effective tax rate for the remainder of fiscal year 2007, taking into consideration all projected permanent differences. The income tax provision used for the nine months of fiscal year 2006, as restated, reflects a 12.4% effective tax rate.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, we are involved in litigation incidental to the conduct of our business. As of June 29, 2007, we are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our financial position or results of operations.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

Unaudited

(in thousands, except per share data)

NOTE 9 – SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first nine months or third quarters of fiscal years 2007 or 2006.

We conduct and manage our business globally and have six operating segments that operate in the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for our third quarter and first nine months of fiscal year 2007 and 2006, is as follows:

	Three Months		Nine Months
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenues:
United States	$26,304	$27,180	$73,203	$75,902
Canada	3,623	3,622	12,406	11,399
United Kingdom	11,388	10,365	33,147	29,810
France	4,772	5,149	14,505	13,889
Sweden	2,701	2,207	8,212	6,620
Japan	583	521	1,948	1,967

Subtotal	49,371	49,044	143,421	139,587
Intercompany & Eliminations	(6,708)	(7,826)	(20,414)	(24,281)

Total	$42,663	$41,218	$123,007	$115,306

Gross profit:
United States	$13,367	$11,331	$33,936	$29,113
Canada	2,254	2,202	7,914	7,082
United Kingdom	6,268	5,288	18,301	14,869
France	2,633	2,439	7,885	6,960
Sweden	1,661	1,268	4,904	3,778
Japan	368	341	1,286	1,306

Subtotal	26,551	22,869	74,226	63,108
Intercompany & Eliminations	(2,185)	(1,945)	(5,104)	(5,285)

Total	$24,366	$20,924	$69,122	$57,823

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESTATEMENTS

As more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, in our 2006 10-K we restated certain of our previously issued consolidated financial statements, including those for the three and nine months ended June 30, 2006. The restatement for the three and nine months ended June 30, 2006 primarily relates to the accounting for lease termination costs, the impairment of leasehold improvements related to our lease termination costs, balance sheet adjustments related to leases and accounting for income taxes. The following discussion and analysis of results of operations and financial condition are based upon such restated financial data.

The impact of these restatements for the three months ended June 30, 2006 was to reduce net income from $0.6 million to $0.5 million and to reduce earnings per share from $0.04 to $0.03. The impact for the nine months ended June 30, 2006 was to reduce net income from $1.0 million to $0.4 million and to reduce the earnings per share from $0.06 to $0.03.

OVERVIEW

We are a leading worldwide vendor-independent provider of training to managers and information technology (“IT”) professionals working in business and government organizations. Since our founding in 1974, we have set the highest standards of excellence in educating and training managers and IT professionals from government and commercial customers around the world.

As of June 29, 2007, our course library consisted of 113 IT course titles and 46 management course titles.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately relevant to course participants working in a broad range of applications and industries. Our proprietary course development process also allows us to customize our courses for delivery at our customers’ sites.

We design our own vendor-independent IT courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. Royalties paid to course developers are recorded in course development expense. All of our courses are highly interactive, and incorporate extensive hands-on exercises or case study workshops. Our management courses, while addressing core concepts and theories, focus heavily on providing skills, tools, and technologies that participants can apply immediately upon returning to their jobs. In fiscal year 2006, we re-wrote and re-released 13 management course titles to incorporate our new proprietary RealityPlus™ instructional methodology. Our RealityPlus™ courses utilize extensive “real-world” simulations to teach practical management techniques. This innovative, multi-media methodology provides an environment in which RealityPlus™ course participants learn entirely by doing. Throughout the courses, they gain extensive experience applying new management skills in life-like challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, RealityPlus™ course participants achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplace.

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

After assessing market need, most of our courses are translated into French, Swedish and Japanese. We offer our proprietary courses through local operations in the United States, the United Kingdom, France, Canada, Sweden and Japan, and typically generate approximately half of our revenues internationally. Each operating subsidiary is staffed by local personnel responsible for the sale and delivery of Learning Tree courses in that country.

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

In our 2006 10-K, we disclosed that we had three material weaknesses in our internal controls over financial reporting. We are in the process of remediating those material weaknesses. It is possible that we may not be successful in our efforts to remediate these or other weaknesses or deficiencies which we may have in our internal controls over financial reporting. A failure to remediate our weaknesses could have many consequences, including actions by the Securities and Exchange Commission against us for failure to comply with applicable federal securities laws. Because we were delinquent in our filings until the filing of this Form 10-Q, we can not use certain short form registration statements until twelve calendar months after the date of its filing. We are late in filing our statutory accounts for our fiscal year 2006 in the United Kingdom. As a result of these or other consequences, our stock price could be negatively affected.

HIGHLIGHTS OF OUR THIRD QUARTER OF FISCAL 2007

As discussed in more detail throughout our MD&A, for the three months ended June 29, 2007:

•	Revenues increased by $1.4 million or 3.5% from the restated results for the same quarter of fiscal year 2006;

•	Gross Profit increased to 57.1% of revenues from 50.8% for the same quarter of fiscal year 2006;

•	Operating Expenses decreased to 45.3% of revenues from 51.6% for the same quarter of fiscal year 2006;

•	Income from Operations increased by $5.4 million to $5.0 million from a restated loss from operations of $0.4 million for the same quarter of fiscal year 2006;

•	Net income increased by $3.2 million to $3.7 million from restated net income of $0.5 million for the same quarter of fiscal year 2006;

•	Our cash flows from operations were positive and we have no debt with financial institutions; and

•	The sum of cash and cash equivalents and available for sale securities increased $6.2 million to $83.5 million at June 29, 2007 from their balances at March 30, 2007.

As discussed in more detail throughout our MD&A, for the nine months ended June 29, 2007:

•	Revenues increased by $7.7 million or 6.7% from the restated results for the same period of fiscal year 2006;

•	Gross Profit increased to 56.2% of revenues from 50.1% for the same period of fiscal year 2006;

•	Operating Expenses decreased to 46.3% of revenues from 51.9% for the same period of fiscal year 2006;

•	Income from Operations increased by $14.2 million to $12.2 million from a restated loss from operations of $2.0 million for the same period of fiscal year 2006;

•	Net income increased by $8.8 million to $9.2 million from restated net income of $0.4 million for the same period of fiscal year 2006;

•	Our cash flows from operations were $13.2 million compared to $4.6 million (restated) for the same period of fiscal year 2006; and

•	The sum of cash and cash equivalents and available for sale securities increased $11.3 million to $83.5 million at June 29, 2007 from their balances at September 29, 2006.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended		Nine months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
		(restated)		(restated)
REVENUES	100.0%	100.0%	100.0%	100.0%
COST OF REVENUES	42.9%	49.2%	43.8%	49.9%

GROSS PROFIT	57.1%	50.8%	56.2%	50.1%
OPERATING EXPENSES:
Course development	5.5%	6.9%	5.0%	6.6%
Sales and marketing	22.1%	27.9%	23.4%	28.0%
General and administrative	17.7%	16.8%	18.0%	17.4%

Total operating expenses	45.3%	51.6%	46.4%	52.0%

INCOME (LOSS) FROM OPERATIONS	11.8%	(0.8%)	9.8%	(1.9%)
OTHER INCOME, NET	2.3%	2.4%	2.5%	2.2%

INCOME BEFORE INCOME TAXES	14.1%	1.6%	12.3%	0.3%
INCOME TAX PROVISION	5.4%	0.4%	5.0%	0.1%

NET INCOME	8.7%	1.2%	7.3%	0.2%

THREE AND NINE MONTHS ENDED JUNE 29, 2007 COMPARED WITH JUNE 30, 2006

In our third quarter of fiscal year 2007, our revenues were $42.7 million compared to $41.2 million for the same period in fiscal year 2006. For the first nine months of fiscal year 2007, our revenues were $123.0 million compared to $115.3 million for the same period in fiscal year 2006. We reported income from operations of $5.0 million in our third quarter of fiscal year 2007, compared to a loss from operations of $0.4 million (restated) for the same period in fiscal year 2006. For the first nine months of fiscal year 2007, we reported income from operations of $12.2 million compared to a loss from operations of $2.0 million (restated) for the same period in fiscal year 2006. Net income for our third quarter of fiscal year 2007 was $3.7 million compared to net income of $0.5 million (restated) for the same quarter in fiscal year 2006. Net income for the first nine months of fiscal year 2007 was $9.2 million compared to net income of $0.4 million (restated) for the same period in fiscal year 2006.

Revenues. Revenues in our third quarter of fiscal year 2007 increased by 3.5% compared to the same period in fiscal year 2006. This increase was the result of a 9% increase in revenue per participant partially offset by a 5% decrease in the number of participants. The increase in revenue per participant is the result of a positive effect from changes in foreign exchange rates, price increases, and a change in the mix of single seat sales and sales under volume discount programs (i.e., Learning Tree Passports and Training Vouchers). During our third quarter of fiscal year 2007 we trained 22,820 course participants, a 5% decrease from the 24,091 course participants that we trained during the same quarter in fiscal year 2006.

Revenues for the first nine months of fiscal year 2007 increased by 6.7% compared to the same period in fiscal year 2006. This increase was a result of a 9% increase in revenue per participant offset by a 3% decrease in the number of participants. The increase in revenue per participant is the result of a positive effect from changes in foreign exchange rates, price increases, and a change in the mix of single seat sales and sales under volume discount programs. During our first nine months of fiscal year 2007 we trained 66,948 course participants, a 3% decrease from the 68,770 course participants that we trained during the same period in fiscal year 2006.

During our third quarter of fiscal year 2007, we provided 86,338 attendee-days of training, compared to 92,259 attendee-days in the same quarter in fiscal year 2006. For management courses during our third quarter of fiscal year 2007, we provided 25,112 attendee-days of training, a 6.8% increase over the 23,515 attendee-days in the corresponding period in fiscal year 2006. For technology courses during our third quarter of fiscal year 2007, we provided 61,226 attendee-days of IT training, a 10.9% decrease from the 68,744 attendee-days in the corresponding period in fiscal year 2006.

During our first nine months of fiscal year 2007, we provided 253,216 attendee-days of training, compared to 263,481 attendee-days in the same period in fiscal year 2006. For management courses during our first nine months of fiscal year 2007, we provided 76,729 attendee-days of training, a 14.0% increase over the 67,288 attendee-days in the corresponding period in fiscal year 2006. For technology courses during our first nine months of fiscal year 2007, we provided 176,487 attendee-days of IT training, a 10.0% decrease from the 196,193 attendee-days in the corresponding period in fiscal year 2006.

Cost of Revenues. Our cost of revenues primarily includes the costs for course instructors and their travel expenses, course materials and equipment, freight, classroom facilities and refreshments.

During our third quarter of fiscal year 2007, we presented 1,762 events compared to 1,980 events during the same period in fiscal year 2006. Our cost of revenues for our third quarter of 2007 was $18.3 million compared to $20.3 million in the same period in fiscal year 2006. Our cost of revenues as a percentage of our revenues declined to 42.9% for our third quarter of fiscal year 2007 from 49.2% in the same period in the prior year.

During our first nine months of fiscal year 2007, we presented 5,281 events compared to 5,682 events during the same period in fiscal year 2006. Our cost of revenues for our first nine months of 2007 was $53.9 million compared to $57.5 million in the same period in fiscal year 2006. Our cost of revenues as a percentage of our revenues declined to 43.8% for our first nine months of fiscal year 2007 from 49.9% in the same period in the prior year.

Changes in exchange rates do not materially affect our gross profit percentages since exchange rates have substantially the same impact on both revenues and cost of revenues in any time period.

The decrease in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2007 reflects a 16% increase in average revenue per event offset by a 1 % increase in average cost per event. The increase in our average revenue per event is the result of a 6% increase in average participants per event and the increase in average revenue per participant discussed earlier.

The decrease in cost of revenues as a percentage of revenues in our first nine months of fiscal year 2007 reflects a 14% increase in average revenue per event offset by a 1% increase in average cost per event. The increase in our average revenue per event is the result of a 5% increase in average participants per event and the increase in average revenue per participant discussed earlier.

Average cost per event for the three and nine month periods increased less than 1% over the prior year, as a result of the effect of changes in foreign exchange rates, partially offset by reduced costs associated with our Learning Tree Education Centers and other cost reduction initiatives.

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

During our third quarter of fiscal year 2007, course development expenses were 5.5% of revenues as compared to 6.9% in our third quarter of the prior year. Overall spending on course development was $2.3 million in our third quarter of fiscal year 2007 compared to $2.9 million in the same period in 2006.

During our first nine months of fiscal year 2007, course development expenses were 5.0% of revenues as compared to 6.6% in our first nine months of the prior year. Overall spending on course development was $6.1 million in our first nine months of fiscal year 2007 compared to $7.6 million in the same period in 2006.

The reduction in course development expenses was primarily related to the fact that our third quarter of fiscal year 2006 included costs associated with the conversion of some of our management courses to our RealityPlus™ proprietary platform, as discussed earlier. We completed that effort in our fourth quarter of fiscal year 2006.

At the end of our third quarter of fiscal year 2007, the Learning Tree library of instructor-led courses numbered 159 titles, comprising 3,758 hours of training compared to 154 titles at the end of our third quarter of fiscal year 2006. At June 29, 2007 we had 46 management titles in the Learning Tree course library, compared with 40 management titles at the same point a year earlier. Our library of IT titles numbered 113 at the end of our third quarter of fiscal year 2007 compared to 114 titles at the same point a year earlier.

Sales and Marketing Expenses. Sales and marketing expenses include the cost of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities. Our sales and marketing expense, and in particular our expenditure on course catalogs, is one of our largest expenditures. We have been carefully adjusting the recipients and the frequency of our catalogue mailings and continue to evaluate additional ways to increase the efficiency of our marketing expenditures by spending less without materially reducing the response to that marketing, or while increasing the response to that marketing.

Our sales and marketing expenses were 22.1% and 27.9% of revenues for our third quarter in fiscal years 2007 and 2006, respectively. Sales and marketing expenses decreased to $9.4 million for our third quarter of fiscal year 2007 from $11.5 million in the same quarter of fiscal year 2006

Our sales and marketing expenses were 23.4% and 28.0% of revenues for our first nine months in fiscal years 2007 and 2006, respectively. Sales and marketing expenses for our first nine months of fiscal years 2007 and 2006 were $28.7 million and $32.2 million, respectively.

The reduction in our sales and marketing expenses in both the three and nine month periods was primarily due to mailing fewer catalogs in those periods in fiscal 2007 compared to the same periods of the prior year, partially offset by the effect of changes in foreign exchange rates.

General and Administrative Expenses. Our general and administrative expenses for our third quarter of fiscal year 2007 increased by $0.6 million to $7.5 million from $6.9 million (restated) in the same period in fiscal year 2006. This represented 17.7% and 16.8% of revenues for our third quarter of fiscal years 2007 and 2006, respectively.

Our general and administrative expenses for our first nine months of fiscal year 2007 increased by $2.1 million to $22.1 million from $20.0 million (restated) in the same period in fiscal year 2006. This represented 18.0% and 17.4% of revenues for our first nine months of fiscal years 2007 and 2006, respectively.

The increase in General and Administrative expenses is primarily due to the effect of changes in foreign exchange rates, one-time personnel expenses and costs associated with subleasing and facilities arrangements in our United Kingdom Education Center.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income and foreign currency transaction gains and losses. Other income, net in our third quarter of fiscal year 2007 was $1.0 million, the same as in the comparable period in the prior year.

During our first nine months of fiscal year 2007, other income, net totaled $3.1 million compared to $2.5 million in the same period of fiscal year 2006.

The increase in both the three and nine month periods over the prior fiscal year was due to an increase in interest income from higher interest rates earned on larger average investment balances.

Income Taxes. Our income tax provision in our third quarter of fiscal year 2007 increased to $2.3 million from a tax provision of $0.2 million (restated) for our third quarter of fiscal year 2006.

Our income tax provision in our first nine months of fiscal year 2007 increased to $6.1 million from a tax provision of $0.1 million (restated) for our first nine months of fiscal year 2006.

The income tax provision for our first nine months of fiscal year 2007 reflects a 39.9% effective annual tax rate, and the income tax provision used in our first nine months of fiscal year 2006, as restated, reflects a 12.4% effective tax rate.

The increase in our fiscal year 2007 tax provision was due to an increase in pre-tax income.

Net Income. Our net income for the quarter ended June 29, 2007 was $3.7 million compared to net income of $0.5 million (restated) for the quarter ended June 30, 2006.

Our net income for the nine months ended June 29, 2007 was $9.2 million compared to net income of $0.4 million (restated) for the first nine months ended June 30, 2006.

Effects of Foreign Exchange Rates. Although our condensed consolidated financial statements are stated in U.S. dollars, all of our subsidiaries other than those in the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currencies, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. In the future, we may undertake such hedging transactions. There can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Exhibit 99.1 to our 2006 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash and cash equivalents on hand as well as available for sale securities, which together totaled $83.5 million at June 29, 2007, an increase of $11.3 million compared to the balances at the end of our 2006 fiscal year.

Cash Flows. Our cash and cash equivalents increased to $51.9 million at June 29, 2007, a $7.5 million increase from September 29, 2006. This increase is the result of $9.2 million net income for the nine month period and $3.9 million generated from changes in current assets and liabilities and non cash items, less $3.8 million used for the purchase of additional available for sale securities (net of sales of $0.5 million), $3.1 million used for the purchase of equipment and leasehold improvements and $1.3 million for the impact of foreign exchange.

	Nine Months Ended
	June 29, 2007	June 30, 2006	(Decrease) Increase
		(restated)
Cash provided by operating activities	$13,156	$4,642	$8,514
Cash used in investing activities	$(6,954)	$(16,304)	$9,350
Cash used in financing activities	$—	$(1,936)	$1,936

During our first nine months of fiscal year 2007, we generated positive cash flow from operations of $13.2 million primarily due to our net income of $9.2 million and non-cash items of $4.5 million which consisted primarily of depreciation and amortization charges. Depreciation and amortization expense for the first nine months of 2007 was $4.8 million.

Cash used in investing activities decreased by $9.4 million during our first nine months of fiscal year 2007 from the same period of the prior fiscal year. Cash used in investing activities is due primarily to the purchase of available for sale securities of $3.8 million (net of sales of $0.5 million) and the purchase of equipment and leasehold improvements for $3.1 million.

During the nine-month period ended June 29, 2007, we did not use any cash for purchases of common stock. During the nine months ended June 30, 2006, we purchased 166,527 shares of our common stock at a total cost of $1.9 million. We may make additional purchases of common stock through open market transactions, but we have no commitments to do so.

Liquidity. At June 29, 2007 our working capital was $39.2 million, a $10.5 million increase from our working capital balance at September 29, 2006. This improvement was mainly due to increases in our cash and cash equivalents and available for sale securities as a result of our increased profitability. In total, current assets increased $13.3 million during the first nine months. Cash and cash equivalents increased $7.5 million and available for sale securities increased by $3.8 million. These increases were offset by increases in other accrued liabilities of $1.2 million primarily due to higher VAT payables and increases in deferred revenues of $2.0 million from activated but not yet used vouchers.

We do not have any outstanding notes payable or line of credit agreements. We anticipate we will continue to rely primarily on our cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the nine months ended June 29, 2007, we made capital expenditures of $3.1 million for the purchase of equipment worldwide and leasehold improvements to our United Kingdom Education Center.

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

We plan to purchase an aggregate of approximately $6 million in course computer equipment between fiscal years 2007 and 2008.

Our contractual obligations as of June 29, 2007 are consistent in material respects with our year-end disclosure in Item 7, MD&A “Contractual Obligations” of our 2006 10-K.

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

OUTLOOK

Fourth Quarter of Fiscal Year 2007. We anticipate revenues for our fourth quarter of fiscal year 2007 of approximately $43.0 to $44.0 million, compared to $38.7 million in our fourth quarter of fiscal year 2006.

We expect a gross profit percentage of between 56.5% and 57.5% for our fourth quarter of fiscal year 2007 compared with 51.8% in our fourth quarter of fiscal year 2006.

We expect overall operating expenses for our fourth quarter of fiscal year 2007 of between $19.5 and $20.0 million, compared to $20.7 million in our fourth quarter of fiscal year 2006.

We expect to report fourth quarter interest income of approximately $1.0 million.

Based on the above, we anticipate pre-tax income for our fiscal quarter ended September 28, 2007 of between $5.3 and $6.8 million compared to pre-tax income of $0.3 million in our fourth quarter of fiscal year 2006.

Full Fiscal Year 2007. We anticipate that revenues for our fiscal year 2007 will be approximately $166.0 to $167.0 million, compared to $154.0 million in our fiscal year 2006.

We anticipate pre-tax income for our fiscal year ended September 28, 2007 of between $20.5 and $22.0 million compared to pre-tax income of $0.7 million in our fiscal year 2006.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We are late filing our 2006 statutory accounts in the United Kingdom.

Changes in Internal Control over Financial Reporting and Management’s Remediation Initiatives

During management’s assessment of the effectiveness of our internal control over financial reporting as of September 29, 2006, we identified three material weaknesses in our internal control over financial reporting which resulted in errors in our historical financial statements and required a restatement of our financial statements for certain prior periods. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We believe that these weaknesses will be remediated in fiscal year 2007 through a number of initiatives we are taking, including expanded testing and personnel actions discussed below.

With respect to the material weakness relating to entity-level monitoring controls, we have enhanced our finance staffing by hiring an experienced Chief Financial Officer, Corporate Controller and Corporate Assistant Controller. We are in the process of making other necessary changes to the staffing of our finance and accounting department to provide more expertise in handling complex accounting transactions such as leases. We are also making necessary adjustments to our internal processes and procedures.

With respect to the material weakness relating to the financial statement closing process, as noted above we are have filled key staff positions. The additional personnel will provide us with the expertise and experience necessary to implement process controls related to the quarterly and annual function of closing our financial statements, specifically the accounting for leases and lease termination costs. We have automated certain previously manual portions of the reporting process which could have been subject to human error. We expect that this process change can greatly improve the reliability of our quarterly reporting.

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

Although we do not currently believe so, it is possible that we may not be successful in our efforts to remediate these or other weaknesses or deficiencies which we may have in our internal controls over financial reporting. A failure in our remediation efforts could have many consequences, including actions by the Securities and Exchange Commission against us for failure to comply with applicable federal securities laws. Because we were delinquent in our filings until the filing of this Form 10-Q, we can not use certain short form registration statements until twelve calendar months after the date of its filing. We are late in filing our statutory accounts for our fiscal year 2006 in the United Kingdom. As a result of these or other consequences, our stock price could be negatively affected.

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

LEARNING TREE INTERNATIONAL, INC.

/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

/s/ CHARLES R. WALDRON
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Learning Tree International, Inc. – Departure of Directors or Principal Officers, Election of Directors; Appointment of Principal Officers included in Learning Tree’s Current Report on Form 8-K dated August 29, 2007 incorporated by reference.

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)