Form 10-Q
period 2007-12-28
LEARNING TREE INTERNATIONAL INC
filed 2008-02-06
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, $.0001 par value, outstanding as of February 1, 2008 was 16,557,075.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q - December 28, 2007

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	December 28, 2007	September 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$40,918	$49,732
Available for sale securities	43,525	38,775
Trade accounts receivable, net	22,868	19,398
Prepaid expenses and other current assets	10,094	8,732
Income tax receivable	4,910	4,224

Total current assets	122,315	120,861
Depreciable assets:
Education and office equipment	46,970	44,391
Transportation equipment	191	191
Property and leasehold improvements	28,559	28,593

	75,720	73,175
Less: accumulated depreciation and amortization	(48,909)	(48,210)

	26,811	24,965
Restricted interest-bearing investments	11,450	11,654
Deferred income taxes	10,840	4,705
Other assets	1,849	1,791

Total assets	$173,265	$163,976

Liabilities
Current Liabilities:
Current portion of deferred facilities rent	$990	$900
Trade accounts payable	14,223	12,785
Other accrued liabilities	8,993	9,321
Income taxes payable	949	3,633
Deferred revenues	47,104	50,216
Deferred income taxes	857	69

Total current liabilities	73,116	76,924
Deferred facilities rent	6,179	6,074
Deferred income taxes	245	247
Asset retirement obligations	3,525	3,523
Noncurrent tax liabilities	8,032	—

Total liabilities	91,097	86,768

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value; 75,000,000 shares authorized; 16,556,513 and 16,534,222 issued and outstanding, respectively	2	2
Additional paid-in capital	2,602	2,128
Accumulated other comprehensive income	3,442	3,622
Retained earnings	76,122	71,456

Total stockholders’ equity	82,168	77,208

Total liabilities and stockholders’ equity	$173,265	$163,976

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended
	December 28, 2007	December 29, 2006
Revenues	$50,890	$42,713
Cost of revenues	20,331	18,353

Gross profit	30,559	24,360
Operating expenses:
Course development	2,072	1,869
Sales and marketing	10,543	9,298
General and administrative	9,466	7,097

	22,081	18,264

Income from operations	8,478	6,096
Other income (expense):
Interest income, net	1,183	929
Foreign exchange gains (losses)	(330)	61
Other, net	68	200

	921	1,190

Income before provision for income taxes	9,399	7,286
Provision for income taxes	3,504	2,980

Net income	$5,895	$4,306

Earnings per share:
Income per common share - basic	$0.36	$0.26

Income per common share - diluted	$0.35	$0.26

Weighted average shares outstanding:
Weighted average shares - basic	16,508	16,496

Weighted average shares - diluted	16,613	16,496

Comprehensive income:
Net income	$5,895	$4,306
Foreign currency translation adjustments	(180)	389

Comprehensive income	$5,715	$4,695

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	December 28, 2007	December 29, 2006
Cash flows - operating activities
Net Income	$5,895	$4,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,573	1,621
Share based compensation	474	192
Deferred income taxes	235	33
Provision for doubtful accounts	(2)	118
Accretion on asset retirement obligations	53	71
(Gain) loss on disposal of equipment and leasehold improvements	(1)	221
Gain on liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	(72)	(418)
Unrealized foreign exchange losses	389	56
Changes in operating assets and liabilities:
Trade accounts receivable	(3,453)	298
Prepaid marketing expenses	72	500
Prepaid expenses and other assets	697	1,026
Income tax receivable / payable	(2,088)	(67)
Trade accounts payable	(535)	(2,773)
Deferred revenues	(2,890)	(1,575)
Deferred facilities rent	214	188
Other accrued liabilities	(706)	92

Net cash provided by (used in) operating activities	(145)	3,889

Cash flows - investing activities:
Purchases of available for sale securities	(6,250)	(4,100)
Sales of available for sale securities	1,500	500
Liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	72	418
Purchases of equipment, property and leasehold improvements	(3,841)	(1,168)
Proceeds from equipment, property and leasehold improvements	1	31

Net cash used in investing activities	(8,518)	(4,319)

Net cash provided by (used in) financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	(151)	340

Net decrease in cash and equivalents	(8,814)	(90)
Cash and cash equivalents at beginning of period	49,732	44,401

Cash and cash equivalents at end of period	$40,918	$44,311

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended September 28, 2007 included in our Annual Report on Form 10-K.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly our financial position as of December 28, 2007 and our results of operations for the three months ended December 28, 2007 and December 29, 2006, and our cash flows for the three months ended December 28, 2007 and December 29, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – STOCK-BASED COMPENSATION

Stock-based compensation expense related to employee stock options and restricted stock grants of $0.5 million was included in cost of revenues and operating expenses consistent with the respective employee salary costs during the three months ended December 28, 2007. This compares to stock-based compensation expense of $0.2 million for employee stock options for the three months ended December 29, 2006.

NOTE 3 – ASSET RETIREMENT OBLIGATIONS

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

	Quarter ended December 28, 2007	Year ended September 28, 2007
ARO balance, beginning of period	$3,523	$4,174
Liabilities incurred	—	275
Accretion expense	53	291
Liabilities satisfied	—	(1,832)
Revisions in expected cash flows	—	351
Foreign currency translation	(51)	264

ARO balance, end of period	$3,525	$3,523

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents, when their effect is dilutive.

Approximately 233 stock options and restricted stock grants and 960 stock options were excluded from the computations of diluted earnings per share for the three months ended December 28, 2007 and December 29, 2006, respectively. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	December 28, 2007	December 29, 2006
Numerator:
Net income	$5,895	$4,306
Denominator:
Weighted average shares outstanding
Basic	16,508	16,496
Effect of dilutive securities	105	—

Diluted	16,613	16,496

Net earnings per share - basic	$0.36	$0.26

Net earnings per share - diluted	$0.35	$0.26

NOTE 5 – INCOME TAXES

The income tax provision used in our first quarter of fiscal year 2008 reflects a 37.3% effective annual tax rate, which approximates our expected fiscal year 2008 full year effective tax rate, taking into consideration all projected permanent differences. The income tax provision used in our first quarter of fiscal year 2007 reflected a 40.9% effective tax rate.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006.

As of the beginning of fiscal year 2008, we adopted FIN 48. The cumulative effect of the adoption was a $1.2 million reduction to retained earnings. As of the date of adoption, the amount of unrecognized tax benefits was $1.4 million, all of which would have an impact on our effective tax rate if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption, we had $0.6 million accrued for interest and $0.6 million accrued for penalties. We do not anticipate any significant changes in the amount of unrecognized tax benefits during the next 12 months.

We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2003 through 2007.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. As of December 28, 2007, we are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our financial position or results of operations.

NOTE 7 – SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in our first quarters of fiscal years 2008 or 2007.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for our first quarters of fiscal years 2008 and 2007, is as follows:

	Three months ended
	December 28, 2007	December 29, 2006
Revenues:
United States	$21,814	$17,698
Canada	5,392	4,308
United Kingdom	12,589	10,583
France	6,431	6,347
Sweden	3,668	3,066
Japan	996	711

Total	$50,890	$42,713

Gross profit:
United States	$12,488	$9,441
Canada	3,593	2,759
United Kingdom	7,155	5,844
France	4,087	3,867
Sweden	2,555	1,974
Japan	681	475

Total	$30,559	$24,360

Total assets:
United States	$98,188	$77,614
Canada	17,327	10,667
United Kingdom	36,567	35,302
France	9,986	8,361
Sweden	8,905	6,709
Japan	2,292	744

Total	$173,265	$139,397

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended September 28, 2007 (our “2007 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to management. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: risks associated with the timely development, introduction, and customer acceptance of Learning Tree’s courses; competition; international operations, including currency fluctuations; changing economic and market conditions; technology development and new technology introduction; efficient delivery and scheduling of Learning Tree’s courses; adverse weather conditions, strikes, acts of war or terrorism and other external events; and attracting and retaining qualified personnel. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 10 and elsewhere in our 2007 Annual Report on Form 10-K.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a leading worldwide vendor-independent provider of training to managers and information technology (“IT”) professionals working in business and government organizations. Since our founding in 1974, we have set the standard for excellence in educating and training managers and IT professionals from government and commercial customers around the world.

We develop our own proprietary courses to be highly interactive, and incorporate extensive hands-on exercises or case study workshops. Our vendor-independent IT courses provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. Our management courses, while addressing core concepts and theories, focus heavily on providing skills, tools, and technologies that participants can apply immediately upon returning to their jobs. Our RealityPlus™ management courses utilize extensive “real-world” simulations to teach practical management techniques. This innovative, multi-media methodology provides an environment in which RealityPlus™ course participants learn entirely by doing. Throughout the courses, participants gain extensive experience applying new management skills in life-like challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, RealityPlus™ course participants achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplace.

Based on their sophistication and quality, all our courses are recommended for one to two semester hours of college credit by the American Council on Education. We are also a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute (PMI).

After assessing market need, most of our courses are translated into French, Swedish and Japanese. We offer our proprietary courses through local operations in the United States, the United Kingdom, France, Canada, Sweden and Japan, and typically generate over half of our revenues internationally. Each operating subsidiary is staffed by local personnel responsible for the sale and delivery of Learning Tree courses in that country.

Our instructors are not full time employees; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms as independent consultants or full-time employees elsewhere when they are not teaching. On average, each expert instructor teaches about 11 courses per year on an “as needed” basis. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so the majority of course delivery costs are variable. In addition to the delivery of our courses in our state-of-the-art education centers, our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at hotels, conference facilities and customer sites worldwide.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

HIGHLIGHTS OF OUR FIRST QUARTER OF FISCAL YEAR 2008

As discussed in more detail throughout our MD&A, for the three months ended December 28, 2007:

•	Revenues increased by $8.2 million or 19.1% from the results for the same quarter of our prior fiscal year;

•	Gross Profit increased to 60.0% of revenues from 57.0% for the same quarter of our prior fiscal year;

•	Operating Expenses increased to 43.3% of revenues from 42.7% for the same quarter of our prior fiscal year;

•	Income from Operations increased by $2.4 million or 39.1% from the results for the same quarter of our prior fiscal year;

•	Net income increased by $1.6 million or 36.9% from the results for the same quarter of our prior fiscal year;

•	The sum of cash and cash equivalents and available for sale securities decreased $4.1 million to $84.4 million at December 28, 2007 from their balances last quarter; and

•	Net working capital (current assets minus current liabilities) increased $5.3 million at December 28, 2007, compared with September 28, 2007.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended
	December 28, 2007	December 29, 2006
Revenues	100.0%	100.0%
Cost of revenues	40.0%	43.0%

Gross profit	60.0%	57.0%
Operating expenses
Course development	4.0%	4.3%
Sales and marketing	20.7%	21.8%
General and administrative	18.6%	16.6%

Total operating expenses	43.3%	42.7%

Income from operations	16.7%	14.3%
Other income (expense), net	1.8%	2.8%

Income before taxes	18.5%	17.1%
Income tax provision	6.9%	7.0%

Net income	11.6%	10.1%

THREE MONTHS ENDED DECEMBER 28, 2007 COMPARED WITH DECEMBER 29, 2006

In our first quarter of fiscal year 2008, our revenues were $50.9 million compared to $42.7 million for the same period in fiscal year 2007. We reported income from operations of $8.5 million in our first quarter of fiscal year 2008 compared to income from operations of $6.1 million for the same period in fiscal year 2007. Net income for our first quarter of fiscal year 2008 was $5.9 million compared to net income of $4.3 million for the same quarter in fiscal year 2007.

Revenues. Our revenues for the first quarter of fiscal year 2008 increased by 19.1% compared to the same quarter in fiscal year 2007. This increase resulted from a 12.8% increase in the number of participants at our courses, a 5.0% increase in revenues per participant, and a 0.8% increase due to an additional $0.4 million in non-training revenues. The increase in revenue per participant included a 6.4% positive effect of changes in foreign exchange rates and a 1.0%increase due to the effect of price increases, partially offset by an increase in the proportion of participants at our on-site events compared to the first quarter of fiscal year 2007. Revenue per on-site participant is typically lower than revenue per participant for courses held in our own education centers. During our first quarter of fiscal year 2008 we trained 26,551 course participants, a 12.8% increase from the 23,538 course participants we trained in the first quarter of the prior year.

During our first quarter of fiscal year 2008, we provided 97,555 attendee-days of training, versus 89,457 attendee-days in the same quarter in fiscal year 2007. For management courses during our first quarter of fiscal year 2008, we provided 30,742 attendee-days of training, a 10.9% increase over the 27,725 attendee-days in the corresponding period in fiscal year 2007. For technology courses during our first quarter of fiscal year 2008, we provided 66,813 attendee-days of IT training, an 8.2% increase from the 61,732 attendee-days in the corresponding period in fiscal year 2007.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, author royalties, equipment, freight, classroom facilities and refreshments.

During our first quarter of fiscal year 2008, we presented 1,969 events compared to 1,886 events during the same period in fiscal year 2007. Our cost of revenues for our first quarter of 2008 was $20.3 million compared to $18.4 million in the same period in fiscal year 2007. Our cost of revenues as a percentage of our revenues declined to 40.0% for our first quarter of fiscal year 2008 from 43.0% in the same quarter of the prior year.

The decrease in cost of revenues as a percentage of revenues in our first quarter of fiscal year 2008 reflects a 13.5% increase in average revenue per event offset by a 6.1% increase in average cost per event. The increase in our average revenue per event, excluding the effect of exchange rates, is the result of an 8.0% increase in average attendees per event and the increase in average revenue per participant discussed earlier. The increase in average cost per event is due primarily to the effect of changes in foreign exchange rates. Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During our first quarter of fiscal year 2008, course development expenses were 4.0% of revenues as compared to 4.3% in our first quarter of the prior year. The reduced percentage is attributable to our increased revenues, as we have been increasing our expenditures on course development this year. Overall spending on course development in the first quarter of fiscal 2008 was $2.1 million, a 10.9% increase over $1.9 million spent on course development in the first quarter of fiscal 2007. The increase in course development expense reflects the increase in the number of courses that were undergoing development during our first quarter for deployment later in fiscal year 2008 compared to the number undergoing development in our first quarter of fiscal year 2007.

At the end of our first quarter of fiscal year 2008, the Learning Tree library of instructor-led courses numbered 160 titles, comprising 3,666 hours of training compared to 153 titles at the end of our first quarter of fiscal year 2007. At December 28, 2007 we had 45 management titles in the Learning Tree course library, compared with 43 management titles at the same point a year earlier. Our library of IT titles numbered 115 at the end of our first quarter of fiscal year 2008 compared to 110 titles at the same point a year earlier. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

Sales and Marketing Expenses. Sales and marketing expenses include the cost of designing, producing and distributing direct mail and media advertisements, distributing marketing e-mails; maintaining and further developing our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities. Our sales and marketing expenses, and in particular our expenditure on course catalogs, is one of our largest expenditures. We have adjusted the market sectors to which we mail our catalogs, and continue to evaluate additional ways to increase the efficiency of our marketing expenditures by spending less without materially reducing the response to that marketing, or while increasing the response to that marketing.

Our sales and marketing expenses in our first quarter of fiscal 2008 declined to 20.7% from 21.8% in our first quarter of fiscal year 2007. Sales and marketing expenses increased by $1.2 million to $10.5 million for our first quarter of fiscal year 2008 from the same period of our prior year. This increase was primarily attributable to foreign exchange rates, one time professional services fees and higher employee compensation, in part due to higher commissions on increased sales.

General and Administrative Expenses. Our general and administrative expenses for the first quarter of fiscal year 2008 increased by $2.4 million to $9.5 million from $7.1 million in the same period in fiscal year 2007. This represented 18.6% and 16.6% of revenues for our first quarters of fiscal year 2008 and 2007 respectively. In the first quarter of fiscal year 2008 there was an increase in professional service fees of approximately $0.8 million, partially for tax assistance in conjunction with the implementation of FIN 48 and financial advisory services. Personnel-related expenses increased by approximately $0.5 million for one-time charges related to employee compensation for gains on expired stock options and severance and an additional $0.4 million due to increases in headcount over the first quarter of fiscal year 2007. Approximately $0.4 million of the increase from the same period in the prior year was due to the effects of changes in foreign exchange rates. Finally, stock compensation expense increased by approximately $0.3 million due to equity instruments issued in the first and second quarters of fiscal years 2008 and 2007, respectively.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income and foreign currency transaction gains and losses. During the first quarter of fiscal year 2008, other income, net totaled $0.9 million compared to $1.2 million in the same period of fiscal year 2007. The net decrease was primarily due to foreign currency transaction losses of $0.3 million in the first quarter of 2008 as opposed to gains of $0.1 million in the first quarter of 2007 and to a $0.1 million gain in the first quarter of 2008 from the sale of Rasmussen College stock compared to a gain of $0.4 million on sales of Rasmussen College stock in the first quarter of 2007, offset by an increase in interest income of $0.3 million on higher outstanding cash balances in fiscal year 2008.

Income Taxes. Our income tax provision in our first quarter of fiscal year 2008 increased to $3.5 million from $3.0 million for our first quarter of fiscal year 2007. The increase in our fiscal year 2008 tax provision was due to an increase in pre-tax income, partially offset by a reduction in our effective annual tax rate. The income tax provision for our first quarter of fiscal year 2008 reflects a 37.3% effective annual tax rate, compared with the income tax provision used in our first quarter of fiscal year 2007 which reflected a 40.9% effective tax.

As of the beginning of fiscal year 2008, we adopted the provisions of FIN 48. The cumulative effect of the adoption was a $1.2 million reduction to retained earnings. As of the date of adoption, the amount of unrecognized tax benefits was $1.4 million, all of which would impact the effective rate if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption, we had $0.6 million accrued for interest and $0.6 million accrued for penalties.

Net Income. Our net income for the quarter ended December 28, 2007 was $5.9 million compared to net income of $4.3 million for the quarter ended December 29, 2006.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries other than the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. Even if we undertake such hedging transaction in the future there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A in our 2007 10-K.

Recently Issued Accounting Pronouncements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (FAS 109). We adopted FIN 48 on September 29, 2007 at the beginning of our fiscal year 2008. See note 5, Income Taxes, for further discussion of our income taxes and our adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 will be effective for our fiscal year 2009, although early adoption is permitted. In September 2007, the FASB provided a one-year deferral for the implementation of SFAS 157 only with regard to nonfinancial assets and liabilities. We are currently assessing the potential effect of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for our fiscal year 2009. We are currently assessing the potential effect of SFAS 159 on our consolidated financial statements, but do not believe the adoption will have a material impact on our consolidated financial statements.

FLUCTUATIONS IN QUARTERLY RESULTS

Our quarterly results are affected by many factors including the number of weeks during which courses can be conducted in a quarter, the nature and extent of our marketing, the timing of the introduction of new courses, competitive forces within the markets we serve, the mix of our course events between IT and management and customer site or education center venues, as well as currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash and cash equivalents on hand as well as available for sale securities, which together totaled $84.4 million at December 28, 2007. During our first quarter of fiscal year 2008, the total of our cash and cash equivalents and available for sale securities decreased $4.1 million compared to the balances at the end of our fiscal year 2007. Net working capital (current assets minus current liabilities) increased $5.3 million during the same time period.

Cash Flows. Our cash and cash equivalents decreased $8.8 million from September 28, 2007 to $40.9 million at December 28, 2007.

	Three months ended
	(in millions)
	December 28, 2007	December 29, 2006
Cash provided by (used in) operating activities	$(0.1)	$3.9
Cash used in investing activities	$(8.5)	$(4.3)
Cash used in financing activities	$—	$—

Although net income increased by $1.6 million from $4.3 million in the first quarter of fiscal year 2007 to $5.9 million in the first fiscal quarter of 2008, cash provided by (used in) operating activities declined from $3.9 million in the first quarter of fiscal year 2007 to a negative cash flow of $0.1 million in the first quarter of fiscal year 2008. Although non-cash items such as depreciation, share based compensation and deferred income taxes totaled $2.6 million for the first quarter of fiscal 2008, changes in working capital used $8.7 million of cash during the quarter. The largest changes in working capital during the first fiscal quarter of 2008 were: accounts receivable increased $3.5 million; net tax payables decreased $2.1 million; and deferred revenues decreased $2.9 million. The increase in accounts receivable is primarily attributable to an increase in revenues during the first quarter of fiscal year 2008. Net tax payables declined due to tax payments of $4.5 million. Deferred revenues historically decline somewhat in the first quarter. Cash used in investing activities during the first quarter of fiscal year 2008 was $8.5 million. During the quarter, we purchased a net of $4.7 million in available for sale securities and spent $3.8 million for purchases of equipment and other capital assets.

Liquidity. At December 28, 2007 our working capital was $49.2 million, a $5.3 million increase from our working capital balance at September 28, 2007. The increase in working capital was primarily attributable to a $1.5 million increase in current assets and a $3.8 million decrease in current liabilities. The increase in current assets is primarily due to increases in accounts receivable. These were partially offset by declines in cash and cash equivalents and available for sale securities. The decrease in current liabilities is primarily due to the decline in deferred revenues and income taxes payable. Overall, our improvement in liquidity is principally due to our net income.

We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the three months ended December 28, 2007, we made capital expenditures of $3.8 million for the purchase of equipment worldwide, mostly computers. We plan to purchase an additional $3.7 million in equipment and other capital assets in fiscal year 2008. Our contractual obligations as of December 28, 2007 are consistent in material respects with our year-end disclosure in Part II, Item 7, MD&A “Capital Requirements” of our 2007 10-K.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 11 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, MD&A “Critical Accounting Estimates and Policies” of our 2007 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

GROWTH INITIATIVES

We are placing a substantial emphasis on a number of growth initiatives aimed at increasing our revenues while at the same time leveraging our fixed cost infrastructure with the objective of further increasing our profitability. We began some of these initiatives late in fiscal 2007, and are continuing to introduce and test other ideas. Here is a brief overview of some of the initiatives we have underway:

1.	Increasing the size of our course library. We believe that the market for training managers and IT professionals continues to be robust and that sufficient demand exists to support a broader and deeper library of Learning Tree courses. Accordingly, we expect to develop a significantly greater number of new course titles in fiscal year 2008 than in preceding years. Over the past two fiscal years, we have introduced on average about 27 new course titles per year. In fiscal 2008, we plan to develop and market close to 60 new titles, most of which will be introduced in our third and fourth quarters of this fiscal year, as well as during our first quarter of fiscal 2009. These new titles will span a wide range of key IT and management subject areas, including Microsoft Windows 2008, Sharepoint, ITIL, and project management.

2.	Increasing the return from our direct marketing expenditures. As we have discussed in past conference calls, we have been applying sophisticated business intelligence techniques to the selection and evaluation of the market segments we target. While in past quarters we have primarily realized the benefit of these efforts in terms of eliminating unprofitable direct mail segments and thereby reducing our catalog quantities and expenses, we have now begun to also use these techniques to define and test new marketing approaches aimed at increasing our sales from both existing and new customers.

3.	Increasing the productivity of our salespeople. To improve in the productivity of our sales activity, we have also begun applying the same business intelligence techniques that have proven successful in our direct marketing programs to improve the processes by which we select and prioritize sales leads for our telesales staff.

4.	Introducing blended learning programs. This fiscal year, we launched an R&D program to experiment with various blended learning formats. We believe these may be successful in providing our customers the proven benefits of classroom-based, instructor-led learning while adding the flexibility and potential time savings available through today’s on-line learning technologies. We have successfully completed the delivery of our first blended-learning management course event in which our attendees experience both virtual and real classroom environments while covering the standard content of a Learning Tree course. In addition, we have begun offering Webinars on various topics, including the on-line delivery of our RealityPlus™ management course scenarios.

FUTURE OUTLOOK

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If recent exchange rates remain constant, we expect to report a favorable effect of approximately 4% due to changes in foreign exchange rates in our second quarter of fiscal 2008, which will have the effect of increasing both our revenue and our expenses by that amount compared to the same period in fiscal 2007.

Second Quarter of Fiscal Year 2008 Revenues. We currently expect to report revenues in our second fiscal quarter ending March 28, 2008 of between $39.5 million and $41.5 million, compared to $37.6 million in the same quarter of the prior year.

The timing of holidays will affect our second quarter revenues when compared with revenues in the second quarter of fiscal 2007:

•	First, because New Year’s Day fell on a Tuesday this year, we did not hold any course events in the first week of January unlike fiscal 2007, when New Year’s Day was on a Monday.

•	Second, this year Easter occurs in our second quarter where last year Easter occurred in our third quarter and we therefore expect somewhat lower revenues in March when compared to last year.

Our past experience is that together these two holiday effects will adversely affect our second quarter revenues in fiscal 2008 by about 4%, when compared to the same quarter in fiscal 2007.

Second Quarter Gross Profit. We expect to report a gross profit percentage in our second quarter of fiscal 2008 of between 54.5% and 56.0% compared to 54.2% in our second quarter of fiscal 2007.

Second Quarter Operating Expenses. We expect to report overall operating expenses for our second quarter of fiscal 2008 of between $21.0 and $22.0 million, compared to $19.4 million in the same quarter a year earlier. This primarily reflects the effect of changes in foreign exchange rates, increased sales expense, increased spending on new marketing initiatives, increased spending on course development, and increased compensation expense compared to the same quarter of fiscal 2007.

Second Quarter Operating Income. As a result of the above factors, we expect to report operating income for our second quarter of fiscal 2008 of between $0.3 million and $1.8 million, compared with operating income of $1.0 million in the second quarter of our prior year.

Second Quarter Interest Income. We expect to report second quarter interest income of approximately $1.2 million.

Second Quarter Pre-Tax Income. As a result of the above factors, we expect to report pre-tax income for our second quarter of fiscal 2008 of between $1.5 million and $3.0 million, compared with pre-tax income of $1.9 million in the second quarter of our prior year.

Effective Tax Rate. We estimate that our effective tax rate in our second quarter of fiscal 2008 will be approximately 37.0%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by this item see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2007 10-K. Our exposures to market risk have not changed materially since September 28, 2007.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2007 10-K for the year ended September 28, 2007. Please refer to that section of our 2007 10-K for disclosure regarding the risks and uncertainties related to our business.

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

LEARNING TREE INTERNATIONAL, INC.

February 6, 2008	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

February 6, 2008	/s/ CHARLES R. WALDRON
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Current Report on Form 8-K-Departure of Certain Officers; Election of Directors; Appointment of Certain Officers, Compensatory Arrangements of Certain Officers. Filed December 11, 2007, incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)