Form 10-Q
period 2008-03-28
LEARNING TREE INTERNATIONAL INC
filed 2008-05-07
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, $.0001 par value, outstanding as of May 1, 2008 was 16,557,075.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q - March 28, 2008

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	March 28, 2008	September 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$56,620	$49,732
Available for sale securities	2,225	38,775
Trade accounts receivable, net	20,333	19,398
Prepaid marketing	602	473
Prepaid expenses and other current assets	8,453	8,161
Prepaid income taxes	1,444	98
Income tax receivable	3,590	4,224

Total current assets	93,267	120,861
Depreciable assets:
Education and office equipment	47,738	44,391
Transportation equipment	235	191
Property and leasehold improvements	28,786	28,593

	76,759	73,175
Less: accumulated depreciation and amortization	(50,597)	(48,210)

	26,162	24,965
Available for sale securities	26,275	—
Restricted interest-bearing investments	11,450	11,654
Deferred income taxes	13,138	4,705
Other assets	2,562	1,791

Total assets	$172,854	$163,976

Liabilities
Current Liabilities:
Trade accounts payable	$10,497	$12,785
Other accrued liabilities	9,286	9,321
Income taxes payable	417	3,633
Current portion of deferred facilities rent	1,011	900
Deferred revenues	51,839	50,216
Deferred income taxes	314	69

Total current liabilities	73,364	76,924
Deferred facilities rent	5,972	6,074
Deferred income taxes	267	247
Asset retirement obligations	3,513	3,523
Noncurrent tax liabilities	8,108	—

Total liabilities	91,224	86,768

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value; 75,000,000 shares authorized; 16,557,075 and 16,534,222 issued and outstanding, respectively	2	2
Additional paid-in capital	3,001	2,128
Accumulated other comprehensive income	1,171	3,622
Retained earnings	77,456	71,456

Total stockholders’ equity	81,630	77,208

Total liabilities and stockholders’ equity	$172,854	$163,976

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenues	$39,236	$37,631	$90,126	$80,345
Cost of revenues	17,709	17,235	38,040	35,587

Gross profit	21,527	20,396	52,086	44,758
Operating expenses:
Course development	2,574	1,911	4,646	3,784
Sales and marketing	10,519	9,985	21,062	19,289
General and administrative	7,745	7,456	17,211	14,546

	20,838	19,352	42,919	37,619

Income from operations	689	1,044	9,167	7,139
Other income (expense):
Interest income, net	1,081	944	2,264	1,870
Foreign exchange gains (losses)	327	(8)	(3)	56
Other, net	110	(43)	178	158

	1,518	893	2,439	2,084

Income before provision for income taxes	2,207	1,937	11,606	9,223
Provision for income taxes	874	790	4,378	3,771

Net income	$1,333	$1,147	$7,228	$5,452

Earnings per share:
Income per common share - basic	$0.08	$0.07	$0.44	$0.33

Income per common share - diluted	$0.08	$0.07	$0.44	$0.33

Weighted average shares outstanding:
Weighted average shares - basic	16,518	16,496	16,513	16,496

Weighted average shares - diluted	16,563	16,496	16,569	16,496

Comprehensive income:
Net income	$1,333	$1,147	$7,228	$5,452
Temporary impairment of auction rate securities	(2,604)	—	(2,604)	—
Foreign currency translation adjustments	333	75	153	464

Comprehensive income (loss)	$(938)	$1,222	$4,777	$5,916

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	March 28, 2008	March 30, 2007
Cash flows - operating activities
Net Income	$7,228	$5,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,252	3,122
Share based compensation	873	373
Deferred income taxes	(923)	19
Provision for doubtful accounts	3	19
Accretion on asset retirement obligations	110	147
(Gain) loss on disposal of equipment and leasehold improvements	(1)	271
Gain on liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	(92)	(418)
Unrealized foreign exchange losses	155	54
Changes in operating assets and liabilities:
Trade accounts receivable	(486)	1,338
Prepaid marketing expenses	(124)	362
Prepaid expenses and other assets	(1,005)	1,159
Income tax receivable / payable	(2,777)	(655)
Trade accounts payable	(2,466)	(3,143)
Deferred revenues	1,654	(558)
Deferred facilities rent	31	(7)
Asset retirement obligations	(63)	(1,188)
Other accrued liabilities	(679)	(55)

Net cash provided by operating activities	4,690	6,292

Cash flows - investing activities:
Purchases of available for sale securities	(8,850)	(5,275)
Sales of available for sale securities	14,825	1,500
Liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	92	418
Purchases of equipment, property and leasehold improvements	(4,380)	(2,012)
Proceeds from equipment, property and leasehold improvements	1	37

Net cash provided by (used in) investing activities	1,688	(5,332)

Effects of exchange rate changes on cash and cash equivalents	510	359

Net increase in cash and equivalents	6,888	1,319
Cash and cash equivalents at beginning of period	49,732	44,401

Cash and cash equivalents at end of period	$56,620	$45,720

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Unaudited

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second fiscal quarter this year ended on March 28, 2008, while the second quarter of our prior fiscal year ended on March 30, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly our financial position as of March 28, 2008 and our results of operations for the three months and six months ended March 28, 2008 and March 30, 2007, and our cash flows for the six months ended March 28, 2008 and March 30, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – STOCK-BASED COMPENSATION

Stock-based compensation expense related to employee stock options and restricted stock grants of $0.4 million and $0.9 million was included in cost of revenues and operating expenses consistent with the related employee salary costs during the three months and six months ended March 28, 2008, respectively. This compares to stock-based compensation expense of $0.2 million and $0.4 million for employee stock options for the three months and six months ended March 30, 2007, respectively.

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

	Six months ended	Year ended
	March 28, 2008	September 28, 2007
ARO balance, beginning of period	$3,523	$4,174
Liabilities incurred	23	275
Accretion expense	110	291
Liabilities satisfied	—	(1,832)
Revisions in expected cash flows	(86)	351
Foreign currency translation	(57)	264

ARO balance, end of period	$3,513	$3,523

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents, when their effect is dilutive.

Approximately 136 and 534 stock options were excluded from the computations of diluted earnings per share for the three months and six months ended March 28, 2008, respectively, because their effect would not have been dilutive. Approximately 892 stock options were excluded from the computations of diluted earnings per share for the three months and six months ended March 30, 2007. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Numerator:
Net income	$1,333	$1,147	$7,228	$5,452

Denominator:
Weighted average shares outstanding
Basic	16,518	16,496	16,513	16,496
Effect of dilutive securities	45	—	56	—

Diluted	16,563	16,496	16,569	16,496

Income per common share - basic	$0.08	$0.07	$0.44	$0.33

Income per common share - diluted	$0.08	$0.07	$0.44	$0.33

NOTE 5 – INCOME TAXES

The income tax provision used in the first six months of fiscal year 2008 reflects a 37.7% effective annual tax rate, which approximates our expected fiscal year 2008 full year effective tax rate, taking into consideration all projected permanent differences. The income tax provision used in the first six months of fiscal year 2007 reflected a 40.9% effective tax rate.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contingencies

Since 1996, we have sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. The Government has asserted that the expiration and prepayment terms of those programs violate the terms of our GSA contract. We do not agree and are continuing discussions with the Government concerning the extent and amount of any liability. If we were to refund all unused amounts on the expired passports and vouchers involved based on our standard refund processes, we believe that the amount involved (including interest since the date of each expiration) would be approximately $4 million. The Government has not filed a claim on this matter nor has it specified potential damages; however, in the event that the Government were to file a claim on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

NOTE 7 – SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first six months of fiscal years 2008 or 2007.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the second fiscal quarter and first six months of fiscal years 2008 and 2007, is as follows:

	Three months ended		Six months ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenues:
United States	$16,096	$15,837	$37,910	$33,536
Canada	5,398	4,391	10,790	8,699
United Kingdom	11,241	10,932	23,830	21,515
France	3,320	3,372	9,751	9,719
Sweden	2,614	2,445	6,282	5,511
Japan	567	654	1,563	1,365

Total	$39,236	$37,631	$90,126	$80,345

Gross profit:
United States	$7,935	$8,220	$20,423	$17,663
Canada	3,599	2,901	7,192	5,660
United Kingdom	6,238	6,189	13,393	12,033
France	1,757	1,385	5,844	5,252
Sweden	1,668	1,269	4,223	3,243
Japan	330	432	1,011	907

Total	$21,527	$20,396	$52,086	$44,758

Total assets:
United States	$96,977	$77,876
Canada	17,470	11,989
United Kingdom	36,316	34,701
France	9,379	6,865
Sweden	9,653	7,040
Japan	3,059	1,010

Total	$172,854	$139,481

NOTE 8 – AVAILABLE FOR SALE SECURITIES

At March 28, 2008, we had $32.8 million in face value of auction rate securities (ARS). This compares to $38.8 million in ARS at September 28, 2007. Our ARS are long-term debt instruments backed by municipal bonds and student loans. All of our ARS had credit ratings of AAA or AA when purchased. None of our ARS are mortgage-backed debt. Historically, our ARS have been highly liquid, using a Dutch auction process that resets the applicable interest rates every 7, 28 or 35 days to provide liquidity at par. However, as a result of liquidity issues experienced in the global credit and capital markets, the auctions for all of our remaining ARS since February 11, 2008 have failed. The failures of these auctions do not affect the value of the collateral underlying the ARS and we will continue to earn and receive interest at contractually set rates. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

There have been no defaults of the underlying collateral and interest continues to be paid at the contractual rate and in a timely manner. Subsequent to the end of the second fiscal quarter on March 28, 2008, $2.2 million of the ARS were redeemed at par by the issuers. These securities are classified as current assets as of March 28, 2008. Because we have been unable to liquidate the remaining $26.3 million of ARS, and because of continued liquidity issues in the global credit and capital markets, we have classified these ARS as non-current assets as of March 28, 2008.

Based on a valuation performed by an independent expert, we have concluded there was a temporary impairment in the fair value of our auction rate securities of $4.3 million at March 28, 2008. Because we believe we will be able to redeem these securities at par in the foreseeable future, we do not consider the impairment to be other than temporary or permanent. We recorded a reduction of $2.6 million on an after-tax basis for the impairment of the auction rate securities to Other Comprehensive Income for the second quarter of 2008.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: risks associated with the timely development, introduction, and customer acceptance of Learning Tree’s courses; competition; international operations, including currency fluctuations; changing economic and market conditions; technology development and new technology introduction; efficient delivery and scheduling of Learning Tree’s courses; adverse weather conditions, strikes, acts of war or terrorism and other external events; and attracting and retaining qualified personnel. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 10 and elsewhere in our 2007 Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission.

The risks included in our filings are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

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

HIGHLIGHTS OF OUR SECOND QUARTER OF FISCAL YEAR 2008

As discussed in more detail throughout our MD&A, for the three months ended March 28, 2008:

•

Revenues increased to $39.2 million from $37.6 million, an improvement of 4.3% from the same quarter of our prior fiscal year. Three calendar-related factors reduced the number of days available for training in our second quarter this fiscal year by approximately 10% compared with the second quarter of fiscal 2007. Because of seasonality effects, the second quarter of our fiscal year is historically our lowest revenue quarter of our fiscal year;

•	Gross Profit increased to 54.9% of revenues from 54.2% for the same quarter of our prior fiscal year;

•	Operating Expenses increased to 53.1% of revenues from 51.4% for the same quarter of our prior fiscal year;

•	Income from Operations was $0.7 million, a decrease of $0.4 million from the results for the same quarter of our prior fiscal year;

•

Due to higher interest income, favorable foreign exchange transaction gains and a lower effective tax rate, net income increased to $1.3 million compared to $1.1 million in our second quarter of fiscal 2007;

•	The sum of cash and cash equivalents and available for sale securities decreased $3.4 million to $85.1 million at March 28, 2008 compared with September 28, 2007; and

•

Net working capital (current assets minus current liabilities) decreased $24.0 million at March 28, 2008, compared with September 28, 2007, and reflects the re-classification of $26.3 million of auction rate securities from current to non current available for sale securities.

•

Because of disruptions in the credit markets, we have recognized a $4.3 million ($2.6 million after tax) temporary impairment of our auction rate securities. This amount has been recorded in Other Comprehensive Income and does not reduce our reported Net Income.

As discussed in more detail throughout our MD&A, for the six months ended March 28, 2008:

•	Revenues increased by $9.8 million, or 12.2% from the results for the same period of our prior fiscal year;

•	Gross Profit increased to 57.8% of revenues from 55.7% for the same period of our prior fiscal year;

•	Operating Expenses increased to 47.6% of revenues from 46.8% for the same period of our prior fiscal year;

•	Income from Operations was $9.2 million, an increase of $2.0 million from the results for the same period of our prior fiscal year; and

•	Net income increased by $1.8 million, or 32.6%, from the results for the same period of our prior fiscal year.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended		Six months ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.1%	45.8%	42.2%	44.3%

Gross profit	54.9%	54.2%	57.8%	55.7%
Operating expenses:
Course development	6.6%	5.1%	5.1%	4.7%
Sales and marketing	26.8%	26.5%	23.4%	24.0%
General and administrative	19.7%	19.8%	19.1%	18.1%

Total operating expenses	53.1%	51.4%	47.6%	46.8%

Income from operations	1.8%	2.8%	10.2%	8.9%
Other income (expense), net	3.8%	2.3%	2.7%	2.6%

Income before taxes	5.6%	5.1%	12.9%	11.5%
Income tax provision	2.2%	2.1%	4.9%	4.7%

Net income	3.4%	3.0%	8.0%	6.8%

THREE AND SIX MONTHS ENDED MARCH 28, 2008 COMPARED WITH MARCH 30, 2007

Revenues. Our revenues for the second quarter of fiscal year 2008 increased by 4.3% compared to the same quarter in fiscal year 2007. The increase in revenues includes a 4.3% positive effect of changes in foreign exchange rates and a 4.8% increase due to the effect of price increases. Revenues also benefited 0.3% from higher non-operating revenues, primarily classroom rentals. These increases were partially offset by a decrease of 5.2% due to a reduction of participants and attendee-days largely attributable to three significant calendar-related factors when compared to our second quarter of fiscal 2007. These three factors combined to create an effective reduction of approximately 10% in the number of days available for training in our second quarter this year compared with the prior year. First, in this fiscal year, New Year’s Day occurred on a Tuesday, and we did not hold any class events the first week of January. In fiscal 2007 we were able to hold class events that week because New Year’s Day occurred on a Monday. Second, in this fiscal year, Easter fell in our second quarter, while it fell in our third quarter in fiscal 2007. Our number of scheduled course events and participants are historically much lower in the week immediately prior to and the week immediately after Easter. Third, because of our 52/53-week accounting calendar, in this fiscal year revenue from events starting on Monday, March 31 will be recorded in our third quarter, while all our March revenues were recorded in our second quarter last year. Only the second factor will have an impact on the number of available days for training in our third quarter because the third factor is balanced by a similar effect for June 30. The second quarter of our fiscal year is historically our lowest revenue quarter of our fiscal year.

During our second quarter of fiscal year 2008, we provided 73,419 attendee-days of training, versus 77,421 attendee-days in the same quarter in fiscal year 2007. For management courses during our second quarter of fiscal year 2008, we provided 22,492 attendee-days of training, a 5.9% decrease from the 23,892 attendee-days in the corresponding period in fiscal year 2007. For technology courses during our second quarter of fiscal year 2008, we provided 50,927 attendee-days of IT training, a 4.9% decrease from the 53,529 attendee-days in the corresponding period in fiscal year 2007. The number of attendee-days of training in our second quarter this fiscal year was affected both by the calendar-related reduction in the number of days available for training and also by a 3.8% reduction in the average number of days per event as a result of an unusually high proportion of 1- and 2-day onsite course events executed during the quarter. In our second quarter of fiscal 2008, average revenue per participant was 5.1% higher than in the same quarter of the prior fiscal year due to the positive effect in changes in foreign exchange rates and partly offset by an increased proportion of participants in shorter course events, which have a lower average revenue per participant than longer course events.

During our second quarter of fiscal year 2008 we trained 20,343 course participants, a 0.7% decrease from the 20,484 course participants we trained in the second quarter of the prior year. Average days per event declined from 3.8 days per event in the second quarter of 2007 to 3.6 days per event in the second quarter of 2008 a decline of 4.7% due primarily to an increase in the number of one- and two-day onsite courses.

Our revenues for the six months ended March 28, 2008 increased by 12.2% compared to the same period in fiscal year 2007. The increase in revenues includes a 5.5% positive effect of changes in foreign exchange rates and a 4.4% increase due to the effect of price increases. Revenues also benefited by 0.6% from higher non-operating revenues, primarily classroom rentals. Revenues benefited 1.8% due to an increase in attendee days. During the six months ended March 28, 2008, we provided 170,725 attendee-days of training, versus 166,878 attendee-days in the same period in fiscal year 2007. For management courses during the six months ended March 28, 2008, we provided 53,110 attendee-days of training, a 2.9% increase over the 51,617 attendee-days in the corresponding period in fiscal year 2007. For technology courses during the six months ended March 28, 2008, we provided 117,615 attendee-days of IT training, a 2.0% increase from the 115,261 attendee-days in the corresponding period in fiscal year 2007.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, payments to course authors, equipment, freight, classroom facilities and refreshments.

During our second quarter of fiscal year 2008, we presented 1,575 events compared to 1,633 events during the same period in fiscal year 2007. Our cost of revenues for our second quarter of 2008 was $17.7 million compared to $17.2 million in the same period in fiscal year 2007. Our cost of revenues as a percentage of our revenues declined to 45.1% for our second quarter of fiscal year 2008 from 45.8% in the same quarter of the prior year.

During the first six months of fiscal year 2008, we presented 3,544 events compared to 3,519 events during the same period in fiscal year 2007. Our cost of revenues for our first six months of 2008 was $38.0 million compared to $35.6 million in the same period in fiscal year 2007. Our cost of revenues as a percentage of our revenues declined to 42.2% for our second quarter of fiscal year 2008 from 44.3% in the same period of the prior year.

Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

The decrease in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2008 reflects an 8.2% increase in average revenue per event offset by a 6.5% increase in average cost per event. The increase in our average revenue per event, excluding the effect of exchange rates, is the result of a 3.0% increase in average attendees per event and the increase in average revenue per participant discussed earlier. The increase in average cost per event principally results from the effect of changes in foreign exchange rates and the fact that our fixed costs were allocated to fewer events than in the same quarter of the prior year.

The decrease in cost of revenues as a percentage of revenues in the six months ended March 28, 2008 reflects an 11.1% increase in average revenue per event offset by a 6.1% increase in average cost per event. The increase in our average revenue per event, excluding the effect of exchange rates, is the result of a 5.8% increase in average attendees per event and the increase in average revenue per participant discussed earlier. The increase in average cost per event is due primarily to the effect of changes in foreign exchange rates.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During our second quarter of fiscal year 2008, course development expenses were 6.6% of revenues as compared to 5.1% in our second quarter of the prior year. Overall spending on course development in the second quarter of fiscal 2008 was $2.6 million, a 34.7% increase over $1.9 million spent on course development in the second quarter of fiscal 2007. Our higher spending in the current fiscal year is principally due to our strategic initiative to significantly increase the number of course titles we offer. Our increased course development activity during our second quarter was for work on titles that will be introduced primarily during our third and fourth quarters.

During the first six months of fiscal year 2008, course development expenses were 5.1% of revenues as compared to 4.7% in our first six months of the prior year. Overall spending on course development in the first six months of fiscal 2008 was $4.6 million, a 22.8% increase over $3.8 million spent on course development in the first six months of fiscal year 2007. The increase in course development expense reflects our plan to develop twice as many courses in fiscal year 2008 than in fiscal year 2007.

In our second quarter of fiscal 2008, we introduced 2 new IT course titles and 1 new management course title. We did not retire any course titles in our second quarter. As a result, our library of instructor-led courses numbered 163 titles at the end of our second quarter of fiscal 2008 compared with 159 titles at the same point a year earlier. At the end of our second quarter this year we had 46 management titles in our course library, the same as at the end of our second quarter in fiscal 2007. Our library of IT titles numbered 117 at the end of our second quarter, compared to 113 a year earlier.

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

Sales and marketing expense in our second quarter was 26.8% of revenues, compared with 26.5% for the same quarter in the prior year. Sales and marketing expense was $10.5 million in the second fiscal quarter of 2008, compared to $10.0 million during our second quarter of fiscal 2007. The increase in expenditure was principally due to changes in foreign exchange rates, increases in personnel related expenditures and advertising costs, partly offset by reduced direct marketing expenses as a result of mailing fewer catalogs than in the same period in fiscal 2007.

Our sales and marketing expenses in our first six months of fiscal 2008 declined to 23.4% from 24.0% in our first six months of fiscal year 2007. Sales and marketing expenses increased by $1.8 million to $21.1 million for our first six months of fiscal year 2008 from the same period of our prior year. This increase was primarily attributable to higher employee compensation (in part due to higher commissions on increased sales as well as increases in other incentive compensation); and one time professional service fees.

General and Administrative Expenses. Our general and administrative expenses for the second quarter of fiscal year 2008 increased by $0.3 million to $7.7 million from $7.4 million in the same period in fiscal year 2007. This represented 19.7% and 19.8% of revenues for our second quarters of fiscal year 2008 and 2007, respectively. The increase in the second quarter of fiscal year 2008 was primarily due to an increase in professional service fees of approximately $0.4 million, primarily for legal and accounting fees and an increase in stock compensation expense of $0.2 million, offset by decreases in employee compensation of $0.2 million and bad debt expense of $0.1 million. Changes in foreign exchange rates caused general and administrative expenses to be about $0.2 million higher in the second quarter of 2008 as compared to second quarter 2007.

Our general and administrative expenses for the first six months of fiscal year 2008 increased by $2.6 million to $17.2 million from $14.6 million in the same period in fiscal year 2007. This represented 19.1% and 18.1% of revenues for our first six months of fiscal year 2008 and 2007, respectively. In the first six months of fiscal year 2008 there was an increase in professional service fees of approximately $1.3 million, partially for tax assistance in conjunction with the implementation of FIN 48 and other financial advisory services. Stock compensation expense increased by approximately $0.5 million due to grants in the third quarter of fiscal year 2007 and the first and second quarters of fiscal year 2008. Personnel-related expenses increased by approximately $0.3 million for one-time charges related to employee compensation for gains on expired stock options. We also accrued $0.2 million for unasserted contingencies. Changes in foreign exchange rates caused general and administrative expenses to be about $0.4 million higher in the first six months of 2008 as compared to the same period in 2007.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income and foreign currency transaction gains and losses.

During the second quarter of fiscal year 2008, other income, net totaled $1.5 million compared to $0.9 million in the same period of fiscal year 2007. The net increase was primarily due to foreign currency transaction gains of $0.3 million in the second quarter of fiscal year 2008 as opposed to negligible losses in the second quarter of fiscal year 2007, an increase in interest income of $0.1 million due to higher average cash balances and to $0.1 million of gains on the disposition of assets.

During the first six months of fiscal year 2008, other income, net totaled $2.4 million compared to $2.1 million in the same period of fiscal year 2007. The net increase was primarily due to an increase of $0.4 million on gains from the disposition of assets and an increase in interest income of $0.4 million due to higher average cash balances, offset by the reduction in the amount gain from the sale of Rasmussen College stock reported in the in the first six months of 2007 ($0.4 million) versus the amount of gain recorded in the first six months of 2008 ($0.1 million). There was a $0.1 million reduction of foreign exchange gains.

Income Taxes. Our income tax provision in the second quarter of fiscal year 2008 increased to $0.9 million from $0.8 million in the second quarter of fiscal year 2007. Our income tax provision in the first six months of fiscal year 2008 increased to $4.4 million from $3.8 million in the first six months of fiscal year 2007. The increase in our fiscal year 2008 tax provision was due to an increase in pre-tax income, partially offset by a reduction in our effective annual tax rate. The income tax provision for our first six months of fiscal year 2008 reflects a 37.7% effective annual tax rate, compared with the income tax provision used in our first six months of fiscal year 2007 which reflected a 40.9% effective tax rate.

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

Net Income. Our net income for the quarter ended March 28, 2008 was $1.3 million compared to net income of $1.1 million for the quarter ended March 30, 2007.

Our net income for the six months ended March 28, 2008 was $7.2 million compared to net income of $5.5 million for the six months ended March 30, 2007.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries other than the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A in our 2007 10-K.

Recently Issued Accounting Pronouncements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (FAS 109). We adopted FIN 48 on September 29, 2007 at the beginning of our fiscal year 2008. See note 5 to our Financial Statements, Income Taxes, for further discussion of our income taxes and our adoption of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for our fiscal year 2009. We are currently assessing the potential effect of SFAS 159 on our consolidated financial statements

FLUCTUATIONS IN QUARTERLY RESULTS

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash and cash equivalents on hand of $56.6 million at March 28, 2008. During the first six months of fiscal year 2008, the total of our cash and cash equivalents increased by $6.9 million. Current available for sale securities decreased by $36.6 million; reflecting net sales of $6.0 million of these securities during the first six months of fiscal year 2008, and the change in the classification of $26.3 million to non-current available for sale securities. Due to this reclassification, partly offset by net income and other factors, net working capital (current assets minus current liabilities) decreased $24.0 million during the same time period.

Cash Flows. Our cash and cash equivalents increased $6.9 million to $56.6 million at March 28, 2008 from $49.7 million at September 28, 2007.

	Six months ended
	( in millions)
	March 28, 2008	March 30, 2007
Cash provided by operating activities	$4.7	$6.3
Cash provided by (used in) investing activities	$1.7	$(5.3)
Cash provided by (used in) financing activities	$—	$—

While net income increased by $1.7 million from $5.5 million in the first six months of fiscal year 2007 to $7.2 million in the first six months of 2008, cash provided by operating activities declined from $6.3 million in the first six months of fiscal year 2007 to $4.7 million in the first six months of fiscal year 2008. This is due primarily to changes in working capital that used an additional $3.1 million of cash during the first six months of 2008 as compared to the same period of 2007. Cash provided from investing activities improved $7.0 million during the first six months of 2008 compared to 2007 due to higher net proceeds from the disposition of available for sale securities partially offset by more purchases of equipment and other capital assets.

Liquidity. At March 28, 2008 our working capital was $19.9 million, a $24.0 million decrease from our working capital balance at September 28, 2007. The change in working capital was primarily due the reclassification of $26.3 million of available for sale securities to non current. Excluding the reclassification of auction rate securities working capital increased by $2.3 million since the end of fiscal year 2007.

We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

At March 28, 2008, we had $32.8 million in face value of auction rate securities (ARS). This compares to $38.8 million in ARS at September 28, 2007. Our ARS are long-term debt instruments backed by municipal bonds and student loans. All of our ARS had credit ratings of AAA or AA when purchased. None of our ARS are mortgage-backed debt. Historically, our ARS have been highly liquid, using a Dutch auction process that resets the applicable interest rates every 7, 28 or 35 days to provide liquidity at par. However, as a result of liquidity issues experienced in the global credit and capital markets, the auctions for all of our remaining ARS since February 11, 2008 have failed. The failures of these auctions do not affect the value of the collateral underlying the ARS and we will continue to earn and receive interest at contractually set rates. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

There have been no defaults of the underlying collateral and interest continues to be paid at the contractual rate and in a timely manner. Subsequent to the end of the second fiscal quarter on March 28, 2008, $2.2 million of the ARS were redeemed at par by the issuers. These securities are classified as current assets as of March 28, 2008. Because we have been unable to liquidate the remaining $26.3 million of ARS, and because of continued liquidity issues in the global credit and capital markets, we have classified these ARS as non-current as of March 28, 2008.

Based on a valuation performed by an independent expert, we have concluded there was a temporary impairment in the fair value of our auction rate securities of $4.3 million at March 28, 2008. Because we believe we will be able to redeem these securities at par in the foreseeable future, we do not consider the impairment to be other than temporary or permanent. We recorded a reduction of $2.6 million on an after-tax basis for the impairment of the auction rate securities to Other Comprehensive Income for the second quarter of 2008.

Capital Requirements. During the six months ended March 28, 2008, we made capital expenditures of $4.4 million for the purchase of equipment worldwide, mostly computers. We plan to purchase an additional $3.1 million in equipment and other capital assets during fiscal year 2008. Our contractual obligations as of March 28, 2008 are consistent in material respects with our year-end disclosure in Part II, Item 7, MD&A “Capital Requirements” of our 2007 10-K.

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

GROWTH INITIATIVES

We are excited about our goal of returning to historic levels of growth and profitability, and the initiatives we have undertaken to achieve that goal. Our growth initiatives aim to increase our revenues and leverage our fixed cost infrastructure with the additional objective of further increasing our profitability. We believe that these initiatives, which all build on our proven, core business model, will allow us to achieve significantly increased revenues and improved profitability in the coming years. We have set a target of achieving a revenue run rate of $300 million by the end of fiscal 2010, with operating margins at that time of approximately 18%. We began some of these initiatives late in fiscal 2007, and are continuing to introduce and test other ideas. Here is a brief overview of some of the initiatives we have underway:

1.	Increasing the size of our course library. We believe that the market for training managers and IT professionals continues to be robust and that sufficient demand exists to support a broader and deeper library of Learning Tree courses. Accordingly, we expect to develop a significantly greater number of new course titles in fiscal year 2008 than in preceding years. Over the past two fiscal years, we have introduced on average about 27 new course titles per year. In fiscal 2008, we plan to develop and market more than 55 new titles, most of which will be introduced in our third and fourth quarters of this fiscal year, as well as during our first quarter of fiscal 2009. These new titles will span a wide range of key IT and management subject areas, including Microsoft Windows 2008, Sharepoint, ITIL, and project management. From fiscal 2008 through fiscal 2010, we plan to introduce an average of more than 50 new titles per year.

2.	Increasing the return from our direct marketing expenditures. As we have discussed in past conference calls, we have been applying sophisticated business intelligence techniques to the selection and evaluation of the market segments we target. While in past quarters we have primarily realized the benefit of these efforts through reducing our catalog quantities and expenses by eliminating unprofitable direct mail segments, we have now begun to also use these techniques to define and test new marketing approaches aimed at increasing our sales from both existing and new customers.

3.	Increasing the productivity of our salespeople. To improve in the productivity of our sales activity, we have also begun applying the same business intelligence techniques that have proven successful in our direct marketing programs to improve the processes by which we select and prioritize sales leads for our telesales staff.

4.	Introducing blended learning programs. We launched an R&D program this fiscal year to experiment with various blended learning formats. We believe these can provide our customers the proven benefits of classroom-based, instructor-led learning while adding the flexibility and potential time savings available through today’s on-line learning technologies. We have successfully completed the delivery of our first blended-learning management course event in which our attendees experience both virtual and real classroom environments while covering the standard content of a Learning Tree course. In addition, we have begun offering Webinars on various topics, including the on-line delivery of our RealityPlus™ management course scenarios.

A discussion of these growth initiatives is contained in the audio+slideshow format company presentation, available on our website at: www.learningtree.com/investor. This link is provided for information purposes only, and does not incorporate the presentation into this Report.

FUTURE OUTLOOK

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If recent exchange rates remain constant, we expect to report a favorable effect of approximately 3% due to changes in foreign exchange rates in our third quarter of fiscal 2008, which will have the effect of increasing both our revenue and our expenses by that amount compared to the same period in fiscal 2007.

Third Quarter of Fiscal Year 2008 Revenues. We currently expect to report revenues in our third fiscal quarter ending June 27, 2008 of between $46.0 million and $48.0 million, compared to $42.7 million in the same quarter of the prior year.

Third Quarter Gross Profit. We expect to report a gross profit percentage in our third quarter of fiscal 2008 of between 57.0% and 58.5% compared to 57.1% in our third quarter of fiscal 2007.

Third Quarter Operating Expenses. We expect to report overall operating expenses for our third quarter of fiscal 2008 of between $21.0 and $22.0 million, compared to $19.3 million in the same quarter a year earlier. This increase primarily reflects the effect of changes in foreign exchange rates, our increased spending on course development, and higher selling expenses compared to our third quarter in fiscal year 2007. Additionally, our reported operating expenses for our third quarter of fiscal 2007 were understated by approximately $0.5 million which (as previously disclosed in our fiscal year 2007 10-K) were recorded in our fourth quarter of fiscal year 2007.

Third Quarter Operating Income. As a result of the above factors, we expect to report operating income for our third quarter of fiscal 2008 of between $4.0 million and $7.0 million, compared with operating income of $5.0 million in the third quarter of our prior year.

Third Quarter Interest Income. We expect to report third quarter interest income of approximately $0.9 million.

Third Quarter Pre-Tax Income. As a result of the above factors, we expect to report pre-tax income for our third quarter of fiscal 2008 of between $5.0 million and $8.0 million, compared with pre-tax income of $6.0 million in the third quarter of our prior year.

Effective Tax Rate. We estimate that our effective tax rate in our third quarter of fiscal 2008 will be approximately 37.7%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by this item see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2007 10-K. Our exposures to market risk have not changed materially since September 28, 2007.

As discussed in Note 8 and in the Liquidity and Capital Resources section, we held $32.8 million in auction rate securities at March 28, 2008. Due to the turmoil in the worldwide credit markets since mid February 2008, we were not able to sell these securities in the scheduled auctions that occur every 7, 28 or 35 days. Subsequent to March 28, 2008, $2.2 million of the auction rate securities were redeemed at par by their issuers. There can be no assurance that we would be able to sell our remaining $30.6 million of auction rate securities at par in the unexpected event that we needed to do so in the near term. However, these auction rate securities are backed by long term debt which, if necessary we have the ability to hold until maturity.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls that occurred during the period covered by this report that we believe have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. As of March 28, 2008, we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on our financial position or results of operations.

Item 1A.	RISK FACTORS

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2007 10-K for the year ended September 28, 2007. Please refer to that section of our 2007 10-K for disclosure regarding the risks and uncertainties related to our business. We do note that, as discussed in Note 8 and in the Liquidity and Capital Resources section, we held $32.8 million in auction rate securities at March 28, 2008. Due to the turmoil in the worldwide credit markets since mid February 2008, we were not able to sell these securities in the scheduled auctions that occur every 7, 28, or 35 days. Subsequent to March 28, 2008, $2.2 million of the auction rate securities were redeemed at par by their issuers. There can be no assurance that we would be able to sell our remaining $30.6 million of auction rate securities at par in the unexpected event that we needed to do so in the near term.

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

May 6, 2008	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ Nicholas R. Schacht
Nicholas R. Schacht
Chief Executive Officer

	By:	/s/ Charles R. Waldron
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Current Report on Form 8-K-Results of Operations and Financial Condition. Filed April 2, 2008, incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)