Form 10-Q
period 2008-06-27
LEARNING TREE INTERNATIONAL INC
filed 2008-08-05
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

The number of shares of common stock, $.0001 par value, outstanding as of July 31, 2008 was 16,558,363.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q - June 27, 2008

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	June 27, 2008	September 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$65,572	$49,732
Available for sale securities	550	38,775
Trade accounts receivable, net	20,969	19,398
Prepaid expenses and other current assets	9,984	8,732
Income tax receivable	1,930	4,224

Total current assets	99,005	120,861
Depreciable assets:
Education and office equipment	46,279	44,391
Transportation equipment	232	191
Property and leasehold improvements	28,761	28,593

	75,272	73,175
Less: accumulated depreciation and amortization	(49,576)	(48,210)

	25,696	24,965
Available for sale securities	26,025	—
Restricted interest-bearing investments	11,254	11,654
Deferred income taxes	12,413	4,705
Prepaid	1,000	—
Other assets	1,627	1,791

Total assets	$177,020	$163,976

Liabilities
Current Liabilities:
Trade accounts payable	$11,423	$12,785
Other accrued liabilities	9,377	9,321
Income taxes payable	1,133	3,633
Current portion of deferred facilities rent	1,033	900
Deferred revenues	50,189	50,216
Deferred income taxes	349	69

Total current liabilities	73,504	76,924
Deferred facilities rent	5,843	6,074
Deferred income taxes	266	247
Asset retirement obligations	3,907	3,523
Noncurrent tax liabilities	7,642	—

Total liabilities	91,162	86,768

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value; 75,000,000 shares authorized; 16,557,075 and 16,534,222 issued and outstanding, respectively	2	2
Additional paid-in capital	3,214	2,128
Accumulated other comprehensive income	1,367	3,622
Retained earnings	81,275	71,456

Total stockholders’ equity	85,858	77,208

Total liabilities and stockholders’ equity	$177,020	$163,976

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenues	$46,928	$42,663	$137,054	$123,007
Cost of revenues	19,599	18,297	57,639	53,885

Gross profit	27,329	24,366	79,415	69,122
Operating expenses:
Course development	2,620	2,345	7,266	6,125
Sales and marketing	11,227	9,440	32,289	28,723
General and administrative	8,118	7,539	25,329	22,092

	21,965	19,324	64,884	56,940

Income from operations	5,364	5,042	14,531	12,182
Other income (expense):
Interest income, net	879	1,062	3,143	2,935
Foreign exchange losses	(229)	(64)	(232)	(11)
Other, net	75	(18)	253	139

	725	980	3,164	3,063

Income before provision for income taxes	6,089	6,022	17,695	15,245
Provision for income taxes	2,270	2,319	6,648	6,089

Net income	$3,819	$3,703	$11,047	$9,156

Earnings per share:
Income per common share - basic	$0.23	$0.22	$0.67	$0.56

Income per common share - diluted	$0.23	$0.22	$0.67	$0.56

Weighted average shares outstanding:
Weighted average shares - basic	16,518	16,496	16,514	16,496

Weighted average shares - diluted	16,590	16,496	16,603	16,496

Comprehensive income:
Net income	$3,819	$3,703	$11,047	$9,156
Temporary recovery (impairment) of auction rate securities	484	—	(2,120)	—
Foreign currency translation adjustments	(288)	688	(135)	1,152

Comprehensive income	$4,015	$4,391	$8,792	$10,308

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	June 27, 2008	June 29, 2007
Cash flows - operating activities
Net Income	$11,047	$9,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,905	4,548
Share based compensation	1,085	554
Deferred income taxes	(948)	14
Provision for doubtful accounts	65	51
Accretion on asset retirement obligations	155	210
Loss on disposal of equipment and leasehold improvements	25	273
Gain on settlement of asset retirement obligations	(86)	—
Gain on liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	(253)	(418)
Unrealized foreign exchange losses	384	148
Changes in operating assets and liabilities:
Trade accounts receivable	(1,279)	(1,447)
Prepaid expenses and other assets	(2,275)	420
Income tax receivable / payable	1,085	532
Trade accounts payable	(1,424)	(1,363)
Deferred revenues	332	634
Deferred facilities rent	(53)	(197)
Asset retirement obligations	421	(1,076)
Other accrued liabilities	(609)	665

Net cash provided by operating activities	12,577	12,704

Cash flows - investing activities:
Purchases of available for sale securities	(8,850)	(7,325)
Sales of available for sale securities	17,550	3,550
Liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	253	418
Purchases of equipment, property and leasehold improvements	(5,787)	(3,179)
Proceeds from equipment, property and leasehold improvements	24	34

Net cash provided by (used in) investing activities	3,190	(6,502)

Effects of exchange rate changes on cash and cash equivalents	73	1,331

Net increase in cash and equivalents	15,840	7,533
Cash and cash equivalents at beginning of period	49,732	44,401

Cash and cash equivalents at end of period	$65,572	$51,934

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third fiscal quarter this year ended on June 27, 2008, while the third quarter of our prior fiscal year ended on June 29, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly our financial position as of June 27, 2008 and our results of operations for the three months and nine months ended June 27, 2008 and June 29, 2007, and our cash flows for the nine months ended June 27, 2008 and June 29, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – STOCK-BASED COMPENSATION

Stock-based compensation expense related to employee stock options and restricted stock grants of $0.2 million and $1.1 million was included in cost of revenues and operating expenses consistent with the related employee salary costs during the three months and nine months ended June 27, 2008, respectively. This compares to stock-based compensation expense of $0.2 million and $0.6 million for employee stock options for the three months and nine months ended June 29, 2007, respectively.

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

	Nine months ended June 27, 2008	Year ended September 28, 2007

ARO balance, beginning of period	$3,523	$4,174
Liabilities incurred	—	275
Accretion expense	155	291
Liabilities satisfied	(2)	(1,832)
Gain on settlement of ARO liability	(86)	—
Revisions in expected cash flows	423	351
Foreign currency translation	(106)	264

ARO balance, end of period	$3,907	$3,523

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents, when their effect is dilutive. Approximately 88 stock options were excluded from the computations of diluted earnings per share for the three months ended June 27, 2008, because their effect would not have been dilutive. No stock options were excluded for the nine months ended June 27, 2008. Approximately 724 and 734 stock options were excluded from the computations of diluted earnings per share for the three months and nine months ended June 29, 2007, respectively. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Numerator:
Net income	$3,819	$3,703	$11,047	$9,156
Denominator:
Weighted average shares outstanding
Basic	16,518	16,496	16,514	16,496
Effect of dilutive securities	72	—	89	—

Diluted	16,590	16,496	16,603	16,496

Income per common share - basic	$0.23	$0.22	$0.67	$0.56

Income per common share - diluted	$0.23	$0.22	$0.67	$0.56

NOTE 5 – INCOME TAXES

The income tax provision used in the first nine months of fiscal year 2008 reflects a 37.6% effective annual tax rate, which approximates our expected fiscal year 2008 full year effective tax rate, taking into consideration all projected permanent differences. The income tax provision used in the first nine months of fiscal year 2007 reflected a 39.9% effective tax rate.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contingencies

Since 1996, we have sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. The Government has asserted that the expiration and prepayment terms of those programs violate the terms of our GSA contract. We do not agree and are continuing discussions with the Government concerning the extent and amount of any liability. Although we do not believe we are obligated to do so, if we were to refund all unused amounts on the expired passports and vouchers involved based on our standard refund processes, we believe that the amount involved (including interest since the date of each expiration) would be approximately $4 million. The Government has not filed a claim on this matter; however, in the event that the Government were to file a claim on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

NOTE 7 – SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first nine months of fiscal years 2008 or 2007.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the third fiscal quarter and first nine months of fiscal years 2008 and 2007, is as follows:

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenues:
United States	$21,343	$19,815	$59,253	$53,350
Canada	4,173	3,571	14,963	12,270
United Kingdom	11,664	11,227	35,494	32,742
France	5,699	4,766	15,450	14,485
Sweden	3,426	2,701	9,708	8,212
Japan	623	583	2,186	1,948

Total	$46,928	$42,663	$137,054	$123,007

Gross profit:
United States	$12,010	$11,309	$32,433	$28,970
Canada	2,664	2,178	9,856	7,838
United Kingdom	6,418	5,866	19,811	17,899
France	3,619	2,672	9,463	7,924
Sweden	2,248	1,962	6,471	5,205
Japan	370	379	1,381	1,286

Total	$27,329	$24,366	$79,415	$69,122

Total assets:
United States	$104,129	$81,220
Canada	15,982	13,553
United Kingdom	36,554	37,960
France	10,140	7,993
Sweden	8,996	7,976
Japan	1,219	1,018

Total	$177,020	$149,720

NOTE 8 – AVAILABLE FOR SALE SECURITIES

At June 27, 2008, we had $30.1 million in face value of auction rate securities (ARS). This compares to $38.8 million in ARS at September 28, 2007. Our ARS are long-term debt instruments backed by municipal bonds and student loans. All of our ARS had credit ratings of AAA or AA when purchased. None of our ARS are mortgage-backed debt. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rates every 7, 28 or 35 days to provide liquidity at par. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS in the open market. However, in the third quarter of fiscal 2008, we did sell $2.7 million of our auction rate securities at their stated value. Also, since the end of the third quarter on June 27, 2008, we have sold an additional $0.6 million of our auction rate securities at their stated value. We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

The $0.6 million of ARS sold subsequent to the end of the third fiscal quarter on June 27, 2008, are classified as current assets as of June 27, 2008. Because we have been unable to liquidate the remaining $26.0 million of ARS, and because of continued liquidity issues in the global credit and capital markets, we have classified these ARS as non-current assets as of June 27, 2008.

Based on a valuation performed by an independent expert, we concluded there was a temporary impairment of $4.3 million in the fair value of our ARS at the end of our second fiscal quarter on March 28, 2008. This valuation is updated at the end of each quarter. At the end of the third quarter on June 27, 2008, the independent expert determined that the temporary impairment had declined to $3.5 million. We believe we will be able to redeem these securities at par in the foreseeable future because, we do not consider the impairment to be other than temporary or to be permanent. We recorded a reduction of $2.6 million on an after-tax basis for the impairment of the ARS to Other Comprehensive Income for our second quarter of 2008. In our third quarter of fiscal year 2008, we revised our estimate of the temporary impairment in fair value and recorded an increase of $0.5 on an after-tax basis for a net year to date reduction of $2.1 million on an after-tax basis to Other Comprehensive Income.

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

HIGHLIGHTS OF OUR THIRD QUARTER OF FISCAL YEAR 2008

As discussed in more detail throughout our MD&A, for the three months ended June 27, 2008:

•	Revenues increased to $46.9 million from $42.7 million, an improvement of 10.0% from the same quarter of our prior fiscal year;

•	Gross Profit increased to 58.2% of revenues from 57.1% for the same quarter of our prior fiscal year;

•	Operating Expenses includes $0.6 million of costs associated with the potential sale of the Company;

•	Operating Expenses increased to 46.8% of revenues from 45.3% for the same quarter of our prior fiscal year;

•	Income from Operations was $5.4 million, an increase of $0.3 million from the results for the same quarter of our prior fiscal year;

•	Net income increased to $3.8 million compared to $3.7 million in our third quarter of fiscal year 2007;

•	Excluding the $0.6 million of costs associated with the potential sale of the Company, Income from Operations and Net Income would have been $5.9 million and $4.2 million, respectively.

•	The sum of cash and cash equivalents and available for sale securities increased $3.6 million to $92.1 million at June 27, 2008 compared with September 28, 2007;

•

Net working capital (current assets minus current liabilities) decreased $18.4 million at June 27, 2008, compared with September 28, 2007, and reflects the re-classification of $26.0 million of auction rate securities from current to noncurrent available for sale securities; and

•

We reduced the $4.3 million ($2.6 million after tax) temporary impairment of our auction rate securities that we took in the second quarter by $0.8 million ($0.5 million after tax). This amount has been recorded in Other Comprehensive Income and does not increase our reported Net Income.

As discussed in more detail throughout our MD&A, for the nine months ended June 27, 2008:

•	Revenues increased to $137.1 million, compared to $123.0 million for the same period in fiscal 2007, an increase of 11.4%;

•	Gross Profit increased to 57.9% of revenues from 56.2% for the same period of our prior fiscal year;

•	Operating Expenses increased to 47.3% of revenues from 46.3% for the same period of our prior fiscal year;

•	Income from Operations was $14.5 million, an increase of $2.3 million from the results for the same period of our prior fiscal year;

•	Net income increased by $1.8 million, or 20.7%, to $11.0 million compared to the results for the same period of our prior fiscal year; and

•	Excluding the $0.6 million of costs associated with the potential sale of the Company, income from operations and net income would have been $15.1 million and $11.4 million, respectively.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.8%	42.9%	42.1%	43.8%

Gross profit	58.2%	57.1%	57.9%	56.2%
Operating expenses:
Course development	5.6%	5.5%	5.3%	5.0%
Sales and marketing	23.9%	22.1%	23.5%	23.3%
General and administrative	17.3%	17.7%	18.5%	18.0%

Total operating expenses	46.8%	45.3%	47.3%	46.3%

Income from operations	11.4%	11.8%	10.6%	9.9%
Other income (expense), net	1.5%	2.3%	2.3%	2.5%

Income before taxes	12.9%	14.1%	12.9%	12.4%
Income tax provision	4.8%	5.4%	4.8%	5.0%

Net income	8.1%	8.7%	8.1%	7.4%

RECONCILIATION OF CERTAIN NON-GAAP MEASURES

We report our financial results in accordance with generally accepted accounting principles (GAAP). The following table reconciles amounts reported for Operating Income and Net Income reported in accordance with GAAP to amounts cited in Management’s Discussion and Analysis of Financial Condition and Results of Operations that exclude expenses associated with the potential sale of the Company which was announced on May 28, 2008. Management believes that the disclosure of operating income and net income excluding the expenses associated with the sale process (the non-GAAP measures) provides users of this financial information with a more meaningful comparison between current results and results in prior operating periods.

Third Fiscal Quarter Ended June 27, 2008

Measure	Operating Income	Net Income	Earnings per Share
GAAP Value	$5,364	$3,819	$0.23
Effect of Sale Process Expenses	560	350	0.02

Measure Excluding Sale Process Expenses	$5,924	$4,169	$0.25

Nine Months Ended June 27, 2008

Measure	Operating Income	Net Income	Earnings per Share
GAAP Value	$14,531	$11,047	$0.67
Effect of Sale Process Expenses	560	350	0.02

Measure Excluding Sale Process Expenses	$15,091	$11,397	$0.69

THREE AND NINE MONTHS ENDED JUNE 27, 2008 COMPARED WITH JUNE 29, 2007

Revenues. Revenues for our third quarter of fiscal 2008 increased by 10.0% compared to the same quarter in fiscal 2007. The increase in revenues is primarily due to a 5.5% increase in the number of participants in our courses, a 4.0% increase in average revenue per participant and a 0.5% increase due to higher classroom rental revenues than in our third quarter of fiscal 2007.

During our third quarter of fiscal year 2008 we trained 24,074 course participants, a 5.5% increase from the 22,820 course participants we trained in the third quarter of the prior year. Average days per event decreased to 3.7 days per event in the third quarter of 2008 from 3.8 days per event in the third quarter of fiscal year 2007.

During our third quarter of fiscal year 2008, we provided 88,932 attendee-days of training, versus 86,278 attendee-days in the same quarter in fiscal year 2007. In our management courses during our third quarter of fiscal year 2008, we provided 26,189 attendee-days of training, a 4.4% increase from the 25,096 attendee-days in the corresponding period in fiscal year 2007. In our technology courses during our third quarter of fiscal year 2008, we provided 62,743 attendee-days of IT training, a 2.6% increase from the 61,182 attendee-days in the corresponding period in fiscal year 2007. In our third quarter of fiscal year 2008, average revenue per participant was 4.0% higher than in the same quarter of the prior fiscal year due primarily to the positive effect in changes in foreign exchange rates.

Revenues for the nine months ended June 27, 2008 increased by 11.4% compared to the same period in fiscal year 2007. The increase in revenues is primarily due to a 6.1% increase in the number of participants in our courses, 4.8% increase in average revenue per participant and a 0.5% increase due to higher classroom rental revenues than in the same period in fiscal year 2007.

During the nine months ended June 27, 2008, we provided 259,954 attendee-days of training, versus 253,156 attendee-days in the same period in fiscal year 2007. In our management courses during the nine months ended June 27, 2008, we provided 79,406 attendee-days of training, a 3.5% increase over the 76,713 attendee-days in the corresponding period in fiscal year 2007. In our technology courses during the nine months ended June 27, 2008, we provided 180,548 attendee-days of IT training, a 2.3% increase from the 176,443 attendee-days in the corresponding period in fiscal year 2007.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, payments to course authors, equipment, freight, classroom facilities and refreshments.

During our third quarter of fiscal year 2008, we presented 1,788 events compared to 1,762 events during the same period in fiscal year 2007. Our cost of revenues for our third quarter of fiscal year 2008 was $19.6 million compared to $18.3 million in the same period in fiscal year 2007. Our cost of revenues as a percentage of our revenues declined to 41.8% for our third quarter of fiscal year 2008 from 42.9% in the same quarter of the prior year.

During the first nine months of fiscal year 2008, we presented 5,332 events compared to 5,281 events during the same period in fiscal year 2007. Our cost of revenues for our first nine months of fiscal year 2008 was $57.6 million compared to $53.9 million in the same period in fiscal year 2007. Our cost of revenues as a percentage of our revenues declined to 42.1% for our third quarter of fiscal year 2008 from 43.8% in the same period of the prior year.

Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

The decrease in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2008 reflects a 8.1% increase in average revenue per event partly offset by a 5.6% increase in average cost per event. The increase in our average revenue per event, excluding the effect of exchange rates, is the result of a 4.0% increase in average attendees per event and the increase in average revenue per participant discussed earlier. The increase in average cost per event principally results from the effect of changes in foreign exchange rates and the increase in attendees per event.

The decrease in cost of revenues as a percentage of revenues in the nine months ended June 27, 2008 reflects a 9.8% increase in average revenue per event partly offset by a 5.9% increase in average cost per event. The increase in our average revenue per event, excluding the effect of exchange rates, is the result of a 5.1% increase in average attendees per event and the increase in average revenue per participant discussed earlier. The increase in average cost per event is due primarily to the effect of changes in foreign exchange rates and the increase in attendees per event.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During our third quarter of fiscal years 2008 and 2007, course development expenses were 5.6% of revenues. Overall spending on course development in the third quarter of fiscal year 2008 was $2.6 million, an 11.7% increase over $2.3 million spent on course development in the third quarter of fiscal year 2007. Our higher spending in the current fiscal year is principally due to our strategic initiative to significantly increase the number of course titles we offer.

During the first nine months of fiscal year 2008, course development expenses were 5.3% of revenues as compared to 5.0% in our first nine months of the prior year. Overall spending on course development in the first nine months of fiscal year 2008 was $7.3 million, an 18.6% increase over $6.1 million spent on course development in the first nine months of fiscal year 2007. The increase in course development expense reflects our strategic initiative to develop twice as many courses in fiscal year 2008 than in fiscal year 2007.

In our third quarter of fiscal year 2008, we introduced 9 new IT course titles and 4 new management course titles. We retired one course title in the third quarter. As a result, our library of instructor-led courses numbered 175 titles at the end of our third quarter of fiscal year 2008 compared with 159 titles at the same point a year earlier. At the end of our third quarter this fiscal year we had 50 management titles in our course library, compared with 46 titles at the same point a year earlier. Our library of IT titles numbered 125 at the end of our third fiscal quarter, compared to 113 a year earlier.

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

Sales and marketing expense in our third fiscal quarter was 23.9% of revenues, compared with 22.1% for the same quarter in the prior year. Sales and marketing expense was $11.2 million in our third fiscal quarter of fiscal year 2008, compared to $9.4 million during our third quarter of fiscal 2007. The increase was primarily attributable to increases of $1.4 million in personnel related expenses; increases of $0.2 million in advertising expenditures; and increases in professional service fees of $0.1 million. These increases were offset by a decrease of $0.1 million in the expenses relating to the production and mailing of our catalogs. As previously disclosed in our fiscal year 2007 Annual Report on Form 10-K, approximately $0.5 million of marketing expense related to the third quarter of fiscal year 2007 was recorded in the fourth quarter of 2007. This amount reduced the period over period decrease in the expenses relating to the production of our catalogs discussed above.

Our sales and marketing expenses in our first nine months of fiscal year 2008 increased to 23.5% from 23.3% in our first nine months of fiscal year 2007. Sales and marketing expenses increased by $3.6 million to $32.3 million for our first nine months of fiscal year 2008 from the same period of our prior fiscal year. The increase was primarily attributable to increases of $3.0 million in personnel related expenses (in part due to higher commissions on increased sales as well as increases in other incentive compensation); increases of $0.7 million in professional service fees; and increases of $0.4 million in advertising expenses. These increases were offset by a decrease of $0.8 million in the expenses relating to the production and mailing of our catalogs. As previously disclosed in our fiscal year 2007 Annual Report on Form 10-K, approximately $0.5 million of marketing expense related to the third quarter of fiscal year 2007 was recorded in the fourth quarter of fiscal year 2007. This amount reduced the period over period decrease in the expenses relating to the production of our catalogs discussed above.

General and Administrative Expenses. Our general and administrative expenses for our third quarter of fiscal year 2008 increased by $0.6 million to $8.1 million from $7.5 million in the same period in fiscal year 2007. This represented 17.3% and 17.7% of revenues for our third quarters of fiscal year 2008 and 2007, respectively. The increase in our third quarter of fiscal year 2008 was due to $0.6 million of costs associated with the potential sale of the Company which was announced on May 28, 2008. These costs include transaction-contribution bonuses for key personnel ($0.3 million), investment banker fees ($0.1 million), and legal fees and fees paid to the special committee of the board of directors that is overseeing the potential sale ($0.1 million) and changes in foreign exchange rates.

Our general and administrative expenses for the first nine months of fiscal year 2008 increased by $3.2 million to $25.3 million from $22.1 million in the same period in fiscal year 2007. This represented 18.5% and 18.0% of revenues for our first nine months of fiscal years 2008 and 2007, respectively. In the first nine months of fiscal year 2008 there was an increase in professional service fees of approximately $1.3 million, primarily for financial advisory services ($0.5 million) and for tax assistance in conjunction with the implementation of FIN 48 ($0.4 million). Personnel-related expenses increased $0.5 million due to increased stock compensation expense due to grants in the third quarter of fiscal year 2007 and the first and second quarters of fiscal year 2008; $0.5 due to increases in personnel; $0.3 million for employee transaction-contribution bonuses associated with the potential sale of the company; and $0.3 million for one-time charges related to employee compensation for gains on expired stock options. Other costs associated with the potential sale of the Company including investment banker fees, legal fees and fees paid to the special committee of the board of directors added another $0.3 million. We also accrued $0.2 million for unasserted contingencies. Changes in foreign exchange rates also had an impact on general and administrative expenses.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income and foreign currency transaction gains and losses.

During the third quarter of fiscal year 2008, other income, net totaled $0.7 million compared to $1.0 million in the same period of fiscal year 2007. The net decrease was primarily due to a decrease in interest income of $0.2 million due to lower interest rates and an increase in foreign currency transaction losses of $0.2 million, offset by a gain from the sale of our remaining shares of Rasmussen College stock of $0.2 million.

During the first nine months of fiscal year 2008, other income, net totaled $3.2 million compared to $3.1 million in the same period of fiscal year 2007. The net increase was primarily due to an increase of $0.2 million in interest income and in a gain recorded from the sale of Rasmussen College stock of $0.1 million, offset by an increase of $0.2 million in foreign exchange losses.

Income Taxes. Our income tax provisions in our third quarter of fiscal years 2008 and 2007 were $2.3 million. Our income tax provision in the first nine months of fiscal year 2008 increased to $6.6 million from $6.1 million in the first nine months of fiscal year 2007. The increase in our fiscal year 2008 tax provision was due to an increase in pre-tax income, partially offset by a reduction in our effective annual tax rate. The income tax provision for our first nine months of fiscal year 2008 reflects a 37.6% effective annual tax rate, compared with the income tax provision used in our first nine months of fiscal year 2007 which reflected a 39.9% effective tax rate.

As of the beginning of fiscal year 2008, we adopted the provisions of FIN 48. The cumulative effect of the adoption was a $1.2 million reduction to retained earnings. As of the date of adoption, the amount of unrecognized tax benefits was $1.4 million, all of which would have an impact on the effective rate if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption, we had $0.6 million accrued for interest and $0.6 million accrued for penalties.

Net Income. Our net income for the quarter ended June 27, 2008 was $3.8 million compared to net income of $3.7 million for the quarter ended June 29, 2007. Excluding the $0.6 million of costs associated with the potential sale of the Company, net income would have been $4.2 million for our third quarter of fiscal year 2008.

Our net income for the nine months ended June 27, 2008 was $11.0 million compared to net income of $9.2 million for the nine months ended June 29, 2007. Excluding the $0.6 million of costs associated with the potential sale of the Company, net income would have been $11.4 million for the first nine months of fiscal year 2008.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries other than the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2007 Annual Report on Form 10-K.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for our fiscal year 2009. We are currently assessing the potential effect of SFAS 159 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Principles” (‘SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect SFAS 162 to have an impact on our consolidated financial statements and require disclosures.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash and cash equivalents on hand of $65.5 million at June 27, 2008. During the first nine months of fiscal year 2008, the total of our cash and cash equivalents increased by $15.8 million. Current available for sale securities decreased by $38.2 million; reflecting net sales of $8.7 million of these securities during the first nine months of fiscal year 2008, and the change in the classification of $26.0 million to non-current available for sale securities. Due to this reclassification, partly offset by net income and other factors, net working capital (current assets minus current liabilities) decreased $18.4 million during the same time period.

Cash Flows. Our cash and cash equivalents increased $15.8 million to $65.5 million at June 27, 2008 from $49.7 million at September 28, 2007.

	Nine months ended
	( in millions)
	June 27, 2008	June 29, 2007
Cash provided by operating activities	$12.6	$12.7
Cash provided by (used in) investing activities	$3.2	$(6.5)
Cash provided by (used in) financing activities	$—	$—

While net income increased by $1.8 million to $11.0 million in the first nine months of fiscal year 2008 from $9.2 million in the same period of fiscal year 2007, cash provided by operating activities declined by $0.1 million to $12.6 million in the first nine months of fiscal year 2008 from $12.7 million in the same period of fiscal year 2007. Cash provided by operating activities declined during the period due primarily to a $2.3 million increase in prepaid accounts resulting in part from the prepayment of certain software licenses during the first nine months of the fiscal year 2008. Cash provided from investing activities improved $9.7 million during the first nine months of fiscal year 2008 compared to fiscal 2007 due to higher net proceeds from the disposition of available for sale securities partially offset by more purchases of equipment and other capital assets.

Liquidity. At June 27, 2008 our net working capital (current assets minus current liabilities) was $25.5 million, an $18.4 million decrease from our working capital balance at September 28, 2007. The change in net working capital was primarily due the reclassification of $26.0 million of available for sale securities to non-current and $8.7 million in net sales of auction rate securities. This was partially offset by an increase to cash and cash equivalents of $15.8 million. Excluding the reclassification of auction rate securities net working capital increased by $7.6 million since the end of fiscal year 2007.

We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

At June 27, 2008, we had $30.1 million in face value of auction rate securities (ARS). This compares to $38.8 million in ARS at September 28, 2007. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rates every 7, 28 or 35 days to provide liquidity at par. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS in the open market. However, in the third quarter of fiscal 2008, we did sell $2.7 million of our auction rate securities at their stated value. Also, since the end of the third quarter on June 27, 2008, we have sold an additional $0.6 million of our auction rate securities at their stated value. We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

The $0.6 million of ARS sold subsequent to the end of the third fiscal quarter on June 27, 2008, are classified as current assets as of June 27, 2008. Because we have been unable to liquidate the remaining $26.0 million of ARS, and because of continued liquidity issues in the global credit and capital markets, we have classified these ARS as non-current assets as of June 27, 2008.

Based on a valuation performed by an independent expert, we concluded there was a temporary impairment of $4.3 million in the fair value of our ARS at the end of our second fiscal quarter on March 28, 2008. This valuation is updated at the end of each quarter. At the end of the third quarter on June 27, 2008, the independent expert determined that the temporary impairment had declined to $3.5 million. We believe we will be able to redeem these securities at par in the foreseeable future because, we do not consider the impairment to be other than temporary or to be permanent. We recorded a reduction of $2.6 million on an after-tax basis for the impairment of the ARS to Other Comprehensive Income for our second quarter of 2008. In our third quarter of fiscal year 2008, we revised our estimate of the temporary impairment in fair value and recorded an increase of $0.5 on an after-tax basis for a net year to date reduction of $2.1 million on an after-tax basis to Other Comprehensive Income.

Capital Requirements. During the nine months ended June 27, 2008, we made capital expenditures of $5.8 million for the purchase of equipment worldwide, mostly computers. We plan to purchase an additional $2.2 million in equipment and other capital assets during fiscal year 2008. Our contractual obligations as of June 27, 2008 are consistent in material respects with our year-end disclosure in Part II, Item 7, MD&A “Capital Requirements” of our 2007 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, MD&A “Critical Accounting Estimates and Policies” of our 2007 Annual Report on Form 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

REVENUE GROWTH INITIATIVES

We are excited about our progress toward our goals of increased levels of revenue growth and profitability, and the growth plan we have undertaken to achieve those goals. Our plan includes seven core growth initiatives, which aim to increase our revenues and further increase our profitability by leveraging our fixed cost infrastructure. We began implementing these initiatives in late fiscal 2007 and have continued that implementation throughout fiscal 2008.

Here is a summary of our core growth initiatives, and some information on our progress to date:

1.	Significantly increase the rate of introduction of our new course titles. We are working to accelerate our revenue growth through the rapid expansion of our course library, because we believe that additional course titles will allow us to serve more customers by meeting a broader set of professional development needs. Performance of new titles has a well-established historical track record, and new titles typically grow to full revenue contribution levels approximately two years after introduction.

We plan to advertise an average of 51 new course titles per year in each of fiscal years 2008, 2009 and 2010, which is a significant increase from the number of new titles we introduced in previous years. We are on track to advertise 55 new course titles in fiscal 2008, of which we expect 33 to be scheduled for their first events this fiscal year, with the remaining 22 to be scheduled for their first events in fiscal 2009.

2.	Expand the market for our management training. We have been very successful at increasing the number of participants in our management courses and have tripled our management training revenues since fiscal 2004. Our customers primarily send managers from their IT departments to Learning Tree management courses. We believe we have a substantial opportunity to further increase our sales of management training by marketing our services to other departments within our existing clients, and also by introducing our management training services to new clients. We are currently developing and testing several marketing and sales approaches to achieve this goal.

3.	Develop and provide blended learning solutions. While we remain firmly committed to the value of instructor-led classroom training as the center point of our business model, we believe there is an opportunity to further increase the value of that training by integrating elements of e-Learning and classroom training in “blended learning” solutions for certain situations. As a result, we believe that we can capture greater market share through offering these blended learning solutions to customers where appropriate. We are actively developing and testing blended learning programs to determine formats that are both educationally effective and commercially viable.

4.	Increase our marketing quantities. In recent years, we have developed a proprietary system of cutting-edge business intelligence techniques which we have named POST™ (an acronym for Profit Optimization Selection Tree) and which we have used to increase the return on our investment in direct marketing. In recent years, we used our POST™ techniques to identify regions of our database which we were mailing unproductively, and by eliminating such regions from our direct marketing we increased our marketing return on investment by 67% between fiscal 2004 and fiscal 2007. We are now applying the same POST™ methods to identify new, profitable database regions in order to increase our quantities of direct mail and e-Mail and thus drive profitable increases in revenue.

5.	Improve the productivity of our telesales force. Earlier this year we began applying our POST™ business intelligence techniques to the selection and prioritization of the leads to be fed to our outbound telesales force worldwide with the goal of increasing their sales productivity. While the full effects of this initiative are still building, our initial results have been consistent with our expectations based on the POST™ analysis.

6.	Implement tightly targeted direct mail, email and telemarketing campaigns. We have begun to use POST™ business intelligence techniques to generate increased sales through tightly targeted marketing and sales campaigns, several of which are now in the initial stages of implementation.

7.	Significantly grow our direct sales force. We believe we have a substantial opportunity to increase our market share of courses held at customer locations, particularly for large, enterprise-level customers, and we have therefore implemented a plan to increase our number of direct field sales representatives substantially by fiscal 2010. We have strong sales management in place, and our hiring of additional sales professionals is progressing according to plan.

FUTURE OUTLOOK

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. We expect to report a favorable effect of approximately 2.0% due to changes in foreign exchange rates in our fourth quarter of fiscal 2008, which will have the effect of increasing both our revenues and our expenses compared to our fourth quarter of fiscal 2007.

Expenses Associated with the Potential Sale of the Company. Our projections for our fourth quarter of fiscal 2008 include approximately $0.4 million of G&A expense related to the potential sale of the Company, which will reduce our projected operating income and pre-tax income by that amount. Note that we will incur a similar expense in each of our first and second quarters of fiscal 2009.

Fourth Quarter Revenues. We currently expect revenues in our fourth quarter of fiscal 2008 to be between $45.5 million and $47.5 million, compared to $44.2 million in the same quarter of fiscal 2007.

Fourth Quarter Gross Profit. We expect our gross profit percentage in our fourth quarter of fiscal 2008 to be between 56.1% and 57.6% compared to 56.9% in our fourth quarter of fiscal 2007.

Fourth Quarter Operating Expenses. We expect overall operating expenses for our fourth quarter of fiscal 2008 to be between $22.0 and $23.0 million.

Fourth Quarter Operating Income. As a result of the above factors, we expect operating income for our fourth quarter of fiscal 2008 to be between $2.8 million and $4.8 million, compared with operating income of $2.3 million in the fourth quarter of fiscal 2007.

Fourth Quarter Interest Income. We expect fourth fiscal quarter interest income to be approximately $0.9 million.

Fourth Quarter Pre-Tax Income. As a result of the above factors, we expect pre-tax income for our fourth quarter of fiscal 2008 to be between $3.7 million and $5.7 million, compared with pre-tax income of $3.5 million in the fourth quarter of fiscal 2007.

Effective Tax Rate. We estimate that our effective tax rate in our fourth quarter of fiscal 2008 will be approximately 37.6%.

Full Fiscal Year 2008. For our full fiscal year 2008, we expect revenues to be between $182.5 million and $184.5 million compared with $167.2 million for fiscal 2007 and, including the impact of G&A expenses of approximately $0.9 million related to the potential sale of the Company, we expect pre-tax income to be between $21.1 million and $23.1 million compared with $18.7 million for fiscal 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by this item see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2007 Annual Report on Form 10-K. We do not believe that our exposures to market risk have not changed materially since September 28, 2007.

As discussed in Note 8 and in the Liquidity and Capital Resources section, we held $30.1 million in auction rate securities at June 27, 2008. Due to the turmoil in the worldwide credit markets since mid February 2008, we were not able to sell these securities in the scheduled auctions that occur every 7, 28 or 35 days. Subsequent to June 27, 2008, $0.6 million of the auction rate securities were redeemed at par by their issuers. There can be no assurance that we would be able to sell our remaining $29.5 million of auction rate securities at par in the unexpected event that we needed to do so in the near term. However, these auction rate securities are backed by long term debt which, if necessary we have the ability to hold until maturity.

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

From time to time, we are involved in litigation incidental to the conduct of our business. As of June 27, 2008, we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on our financial position or results of operations.

Item 1A.	RISK FACTORS

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K for the year ended September 28, 2007. Please refer to that section of our 2007 Annual Report on Form 10-K for disclosure regarding the risks and uncertainties related to our business. We do note that, as discussed in Note 8 and in the Liquidity and Capital Resources section, we held $30.1 million in auction rate securities at June 27, 2008. Due to the turmoil in the worldwide credit markets since mid February 2008, we were not able to sell these securities in the scheduled auctions, and there can be no assurance that we would be able to sell our remaining $29.5 million of auction rate securities at or near par in the unexpected event that we needed to do so in the near term.

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

August 5, 2008	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ Nicholas R. Schacht
Nicholas R. Schacht
Chief Executive Officer

	By:	/s/ Charles R. Waldron
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Current Report on Form 8-K-Results of Operations and Financial Condition. Filed August 5, 2008, incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)