Form 10-K
period 2008-10-03
LEARNING TREE INTERNATIONAL INC
filed 2008-12-08
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27248

LEARNING TREE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S .Employer Identification No.)

1805 Library Street Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

(703) 709-9119

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of March 28, 2008 was $129,670,644. (Excludes 7,614,272 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of December 1, 2008, was 16,556,607 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	changing economic and market conditions;

•	the timely development, introduction, and customer acceptance of our courses;

•	competition;

•	international operations, including currency fluctuations;

•	technology development and new technology introduction;

•	efficient delivery and scheduling of our courses;

•	adverse weather conditions, strikes, acts of war or terrorism and other external events; and

•	attracting and retaining qualified personnel.

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

Overview

Learning Tree International, Inc. is a leading worldwide vendor-independent provider to business and government organizations for the training and education of their managers and information technology (“IT”) professionals. Since our founding in 1974, we have provided high-quality training to nearly 1.9 million managers and IT professionals. In fiscal year 2008, we trained 94,563 course participants from more than 11,500 organizations worldwide, including large national and multinational companies, government organizations, and small and medium-size companies.

As of October 3, 2008, we offered a broad proprietary library of intensive instructor-led courses from two to five days in length, comprising 185 different course titles representing 4,248 hours of training, including 131 information technology course titles and 54 management course titles. Learning Tree courses provide both breadth and depth of education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through local operations in the United States, the United Kingdom, France, Canada, Sweden and Japan, and generate over half of our revenues internationally. Each operating subsidiary is staffed by local personnel responsible for the sale and delivery of Learning Tree courses in that country. Our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2008, we presented courses in 43 countries.

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

Business Strategy

Our long-term objective is to sustain and grow our position as a leading worldwide vendor-independent provider of training and education to managers and IT professionals and become the provider of choice for large national and multinational companies, small and medium-size companies and government organizations. To achieve our objective, we focus on providing our corporate and government customers’ employees with the knowledge and skills they need to contribute immediately and directly to their employers’ key business objectives, and on developing and maintaining long-term relationships with our corporate and government customers and course participants.

Commitment to Quality Training. For the past 34 years, we have set the highest standards of excellence in educating and training managers and IT professionals throughout the world. These high standards are important drivers of our long-term success. In fiscal years 2008 and 2007, course participants rated Learning Tree instructors and courses at the highest levels in our history. These ratings reflect improvements that include our patented MagnaLearn™ instructional enhancement system and the latest up-to-date course equipment, ongoing revision and updating of our course materials, and continuing improvement of instructor skills and capabilities.

High Quality Instructor Team. At October 3, 2008, we had 640 course instructors located around the world who are practicing professionals with expert subject knowledge and who average over 24 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 11 course events per year on an “as-needed” basis. During the rest of the year they apply the skills that they teach, either as full-time employees for other companies or as independent consultants. This “on-demand” structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to our customers’ needs for management and IT skills training. In addition, because Learning Tree instructors generally spend the majority of their time working in industry settings, they provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments, and provide us with unique access to a large pool of industry experts on management and IT trends throughout the world that is especially valuable in our decisions and development process for new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a highly systemized program in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal and highly respected, as evidenced by our annual instructor retention rate which exceeds 90%.

Broad Proprietary Course Library. We offer a broad, proprietary course library, which at October 3, 2008 totaled 185 instructor-led two- to five-day course titles comprising a total of 4,248 hours of classroom instruction covering a wide range of management and IT topics. Based on their sophistication and quality, all Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute (PMI).

The following table itemizes the number of Learning Tree course titles by curriculum at October 3, 2008:

Curriculum	Number of Course Titles	Total Hours of Training
Windows Systems and Exchange	20	516
Networking, Cisco Networks and PC Support	17	432
Visual Studio and .NET Development	14	330
Security	12	300
SQL Server	12	294
Java, C++ and Perl Programming	12	288
Project Management	12	258
Communication and Time Management	15	252
Software Engineering	11	246
RDBMS, and Oracle Databases	9	246
Web Development and XML	11	234
Business Analysis	11	216
SharePoint, Access and Office	9	216
UNIX and Linux	7	162
ITIL( R )	6	132
Management and Leadership	7	126

Total	185	4,248

As a leading vendor-independent provider of IT training, we design our courses to provide participants an unbiased perspective of software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors in a single course. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive; most involve “hands-on”

training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises and participating in group workshops and class interactions. Participants receive extensive printed course materials that facilitate learning and serve as a post-course reference tool.

At October 3, 2008, we offered 131 titles in our IT curriculum, representing 70.8% of our entire course library, compared to 115 titles, or 71.0% at the end of fiscal year 2007.

Our management courses, while including core concepts and theory, focus heavily on providing practical skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises designed to apply key concepts in real-world situations, so that they are both fully prepared and sufficiently confident to apply their new skills in their workplace environments. We have introduced RealityPlus™ , a proprietary performance-based training platform, in many of our management courses. RealityPlus™ courses bring the real world to life in the classroom through the use of computer-based and rich-media simulations, supplemented with substantial amounts of hands-on exercises and group activities, facilitated by experts in their respective fields. RealityPlus™ prepares participants to apply the skills and knowledge they learn in our simulated projects, problems, and situations to the real-life management tasks they will perform in the workplace.

At October 3, 2008, we offered 54 titles in our management curriculum, representing 29.2% of our entire course library, compared to 47 titles, or 29.0% at the end of fiscal year 2007.

To assist participants in their long-term professional development, we offer 27 Learning Tree Professional Certification programs, in which participants earn certification by successfully completing four Learning Tree courses in a particular field, and demonstrating mastery by passing the examination for each course. Each Professional Certification Program is designed to teach all of the skills necessary to master a specific job function.

Over our 34-year history, we have developed and implemented a well-defined, systematic approach to rapidly develop, customize and update courses in the Learning Tree library and to translate our course content into multiple languages. Courses are organized into curricula that reflect general topics or disciplines. We continuously update and expand our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of Learning Tree customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2008, we developed 34 new titles and retired 11 titles. We may or may not develop more titles than we retire in any period, and there can be no assurance that we will develop courses that keep pace with the introduction of new hardware, software and networking technologies or the need for key business skills training. We expect course development costs to vary in the future, primarily depending on the number of new titles we introduce in any period, as well as the overall size of the total course library we must maintain.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses on demand at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 640 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver any Learning Tree course to any location in the world.

In fiscal year 2008, we presented 7,097 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 43 countries. We have six operating segments for the design and delivery of training courses and related services. See Note 9 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. See also the “Markets and Competition” subheading of Item 1, Business. We currently operate wholly-owned subsidiaries in the United States (since 1974), France (since 1977), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. Our international operations produced over half of our revenues in fiscal year 2008.

On an on-going basis, we evaluate the advisability of expansion or contraction of our operations both within cities and countries with existing Learning Tree Education Centers and in new cities or countries.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, small and medium-sized companies and government organizations throughout the world, and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Learning Tree customers operate in a wide range of sectors, including finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Every one of our 100 largest clients five years ago in fiscal year 2003 was still a Learning Tree client five years later in fiscal year 2008. In fiscal year 2008, we provided training to 94,563 course participants and over 244 of our corporate and government customers purchased more than $100,000 of Learning Tree training. No customer accounted for 10% or more of our revenues in fiscal years 2008 or 2007.

In fiscal year 2008, we continued our efforts to develop broader enterprise-wide relationships with many of our large customers. In our various forms of enterprise-wide relationship, we offer a modest discount to our list price, and achieve preferred supplier status and can provide training services more readily—with fewer administrative or bureaucratic requirements—to individual employees of the customer.

Our sales backlog at the end of November 2008 was $31.5 million. This compares to a sales backlog of $37.1 million at the end of November 2007. Although there may be some cancellations, they are not expected to significantly change the amount of backlog. See also “Risks Associated with Changing Economic Conditions” under Item 1A, “Risk Factors”.

Multi-Tiered Sales and Marketing Organization. We employ a multi-tiered sales and marketing organization that integrates direct mail, electronic marketing, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers.

Since our inception, we have created and built a strong brand image for providing high-quality training for managers and IT professionals through the frequent and prominent use of our trademarks in our marketing and course materials. We market our courses primarily through direct mail and electronic mail to our proprietary database of approximately 2.7 million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and we also use direct mail to reach other managers and IT professionals on rented mailing lists. We also utilize targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. To further expand the direct e-mail marketing programs, we use rented e-mail address lists to augment our own database. In addition, we market our products and services over the Internet on our website (www.learningtree.com). (Information contained on our website is not part of this Annual Report on Form 10-K.)

We have a telemarketing sales team which comprised approximately 145 telemarketers and related support staff at October 3, 2008. Learning Tree telemarketers are responsible for developing and extending our business relationship with our customers by calling customer leads generated from direct mailings, e-mail marketing, website inquiries and other sales and marketing programs. In addition, our sales team follows up on customer inquiries, and works to identify key personnel at customers with the potential to become major customers. We use our proprietary automated POSTTM techniques to identify regions of our database which are profitable to mail, email and/or call, and those which are not.

At October 3, 2008, we employed a field sales team of 64 direct field sales representatives and related support staff. Our direct sales force primarily focuses on selling training which is delivered at Learning Tree customer sites.

To remain successful, we must continue to expand our business with both existing and new customers. To encourage repeat purchases from existing customers, we offer three different multiple-course discount programs—Learning Tree “Training Passports”, Learning Tree 10-Day Passes, and Learning Tree “Training Vouchers”—and also provide Professional Certification Programs described earlier. We believe that in addition to generating revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree courses to their colleagues.

Learning Tree Training Passports permit an individual Passport holder to attend up to a specified number of courses during a one- to two-year period. The Passports are generally sold as three- or four-course Passports. The list price for a Passport is approximately equivalent to the list price of two individual four-day courses. Learning Tree 10-Day Passes permit an individual Pass holder to attend up to 10 days of training during a twelve-month period, and are priced slightly lower than the Passports. The Learning Tree Training Voucher program allows corporate customers to buy blocks of three or more Vouchers at a fixed discounted price, for future courses to be taken by any person in the customer organization over a six- to twelve-month period.

Markets and Competition

Instructor-Led Training. The management and IT training markets include outside third-party providers, as well as in-house training conducted by organizations for their own employees. Third-party providers of IT training include a group of “vendor-dependent providers”, who deliver courses developed by the vendors of software and hardware technologies and who depend heavily on those vendors to market their courses. The IT training market also includes “vendor-independent providers”, such as Learning Tree, who independently develop, market and deliver proprietary courses. In addition, third-party providers of management training include non-profit associations, as well as “for-profit providers”, who provide training largely as a professional development service, and both for-profit and not-for-profit “academic providers”, who offer courses that lead to accredited undergraduate or graduate degrees.

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

Our principal management education competitors include for-profit and not-for-profit post-secondary educational providers, as well as not-for-profit management associations and training companies who focus—as do we—on providing continuing professional development programs to government and commercial organizations and the employees of those organizations. We believe we differentiate ourselves from these competitors by adopting and implementing a more practical, results-oriented approach to management education than is typical in this market, as well as through our focus on performance-based learning, our patented MagnaLearn™ Instructional Enhancement Technology, and our RealityPlus™ simulation-centric educational methodology.

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

Internal training departments generally provide companies with the most control over the method and content of training, enabling them to tailor programs to their specific needs. However, we believe that internal trainers find it difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand for training, and therefore most organizations must supplement their internal training resources with externally supplied training. This is particularly critical when dealing with new or emerging technologies. Additionally, internal training departments may not operate consistently on a worldwide basis, where we offer consistent management and IT courses, processes and quality around the globe.

E-Learning and Blended Learning. Management and IT training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Based upon extensive research and use of pilot programs as well as our experience, we believe that instructor-led training will continue to fill the largest portion of the market because classroom-based instructor-led training provides the greatest foundation and ability for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem solving with their instructor and fellow participants concerning their specific projects and applications. Furthermore, instructor-led classroom training insulates course participants from workplace interruptions and accelerates their learning of new technologies. However, the use of technology-based IT training formats, such as Internet-based e-learning, appears to have gained some acceptance in the IT and management training and education market. We are continuing to investigate the use of alternate, technology-based training formats and how they might effectively be integrated into our training programs. We believe there is an opportunity in certain situations to further increase the value of training by integrating elements of e-Learning together with our classroom training in “blended learning” solutions. We are actively developing and testing blended learning programs to determine formats that are both educationally effective and commercially viable. We have recently developed and introduced a hybrid blended learning training model, whereby students at remote sites can participate over the web in an instructor-led class being conducted live in one of our classrooms or at a customer location.

Employees

Our personnel are critical to our success. See Item 1A, “Risk Factors”. Our executive officers have extensive experience in the training and education industry with an average of nearly 15 years of experience with us and nearly 18 years of relevant industry experience.

On October 3, 2008, we had a total of 535 full-time equivalent employees, of whom 225 were employed outside the United States. We also utilized the services of 640 expert instructors to teach our courses on an “as-needed” basis. We consider our relations with our employees and our instructors to be good.

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

We hold U.S. Patent Nos. 7,058,891, 7,131,068, and 7,134,079; South Africa 2005/09799; New Zealand 543740 and Singapore 117251 for our MagnaLearn Instructional Enhancement System. Other patents on this system are pending in the United States, EU, Canada, Japan, India, China (People’s Republic), Israel, Hong Kong, Republic of Korea, Mexico, Norway and Australia. MagnaLearn™ gives Learning Tree instructors greater flexibility to customize and pace course presentations. Attendees learn faster and retain more information with this dynamic interactive learning environment. MagnaLearn™ allows our instructors great flexibility to annotate, highlight and manipulate course materials on two independent projection screens, in real time, and to enrich the classroom experience. Feedback is also provided to course development resources allowing constant improvement of courses and the ability to consistently update courses immediately on a world-wide basis.

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

Regulatory Environment

We are paid directly by the employers of Learning Tree course participants and do not receive funding from any government student-aid or loan programs. As a result, we do not depend on government appropriations for programs and are generally exempt from the governmental regulation of public education providers. In contrast, providers of education to the public must comply with many laws and regulations of Federal, state and international governments. However, our results of operations could be affected by current or future licensing or regulatory requirements.

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

Common Stock Price Fluctuations

Historically, Learning Tree’s common stock price has fluctuated, and we expect fluctuations to continue in the future.

General Factors. We believe some of the reasons for past fluctuations in the price of our stock related to factors such as:

•	announcements of developments related to our business;

•	announcements concerning new products or enhancements by Learning Tree or our competitors;

•	developments in our relationships with our customers;

•	market perceptions of new means of delivering training, such as the Internet;

•	variations in Learning Tree’s revenues, gross margins, earnings or other financial results;

•	fluctuations in general conditions in the economy, our market, and the markets served by our customers; and

•	introductions of new technologies both by our customers and technology vendors.

In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. In some cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our operating performance.

Future Sales of Learning Tree Common Stock. Sales of Learning Tree’s common stock by our founders, officers, directors and employees could adversely and unpredictably affect the price of shares of our common stock. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 16,556,607 shares outstanding as of December 1, 2008, we are authorized to issue up to a total of 1,474,090 shares of common stock under our existing Stock Option and Equity Incentive Plan. We cannot predict the effect which any future sales of our common stock, or the potential for those sales, will have on our share price.

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

Timing of Course Development, and Sales and Marketing Expenditures. We try to adjust our expenditures for course development and sales and marketing to maintain our long-term profitability, including our assessment of the potential to influence future customer demand, market conditions, and other factors. This may mean accepting reduced margins in poor economic periods, as we must commit to much of our spending before our attendees enroll in our courses. If revenues fall short of our expectations, we may not be able to adjust our expenditures quickly enough to compensate for lower than anticipated revenues. This could compound the impact of any revenue shortfall and further affect our operating results and the price of our common stock.

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

Use of Accounting Estimates. The preparation of our financial statements in conformity with Generally Accepted Accounting Principles requires us to make estimates and assumptions in calculating our financial results. As one example, we currently offer our customers a multiple-course sales discount referred to as a Training Passport. A Training Passport allows an individual passport holder to attend up to a specified number of Learning Tree courses over a one to two-year period for a fixed price. For a Training Passport, the amount of revenue we recognize for each attendance in one of our courses is based upon the selling price of the Training Passport, the list price of the course taken, the average list price of all courses taken, and our estimate of the average number of courses a Passport holder will actually attend. After expiration of a Training Passport, we record the difference, if any, between the revenue previously recognized and the Training Passport selling price. For example, if a Passport holder attends more courses than we had estimated, we would make a negative adjustment to revenues at the expiration of that Passport. We base our estimate of the average number of course events that a Training Passport holder will attend on historical trends. However, these historical trends may not accurately predict the actual number of course events that a Training Passport holder will attend in the future. If average Training Passport attendance rates were to increase, for example, we would have to make negative adjustments to our revenue, which could be significant. For a summary of some of our key accounting estimates, please see our “Critical Accounting Estimates and Policies” in Management’s Discussion and Analysis.

Changing Regulation of Corporate Governance and Public Disclosure. Changing laws, regulations and standards relating to corporate governance and public disclosure, can create uncertainty for companies such as ours. Their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

The IT and management training markets are highly fragmented, with low barriers to entry. No single competitor holds a dominant market share. We face intense competition from both established entities and new entries in the market. Our primary competitors include:

•	internal training departments within our current and potential customers;

•	computer hardware and software vendors and their Authorized Training and Education Center partners;

•	independent education and training companies;

•	academic providers; and

•	software systems integrators.

Some of our competitors offer course titles and programs similar to ours at lower prices. In addition, some competitors have greater financial and other resources than Learning Tree. Additionally, hardware and software vendors, as well as software systems integrators, may combine IT education and training with sales of their products or other services, which could allow them to offer training at lower prices than we do. Furthermore, future consolidation of IT vendors or training companies could have a material impact on our future operations.

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

Risks Associated with International Operations

Over half of our annual revenue is generated by courses conducted outside the United States. Therefore, if we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price.

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

Other Risks Associated with International Operations. Additionally, our results of operations may be adversely affected by other international risks, such as:

•	difficulties in translating our courses into foreign languages;

•	international political and economic conditions;

•	changes in government regulation in various countries;

•	trade barriers;

•	difficulty in staffing our foreign offices, and in training and retaining foreign instructors;

•	adverse income tax and transfer pricing consequences; and

•	potential costs associated with expansion into new territories.

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

Our success depends in part on our ability to protect our intellectual property and confidential information. Our course development process and course titles are proprietary and we rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect those proprietary rights. Our course materials generally do not include any mechanisms to prohibit or prevent unauthorized use. As a result, someone could copy or otherwise obtain and use our course materials without authorization, either for educational use or to develop competing courses. In addition, we operate in countries that do not provide protection of proprietary rights to the same extent as the United States. Finally, our intellectual property rights will not prevent competitors from independently developing similar course titles or delivery methods. If substantial unauthorized use of our products were to occur, our results of operations and price of our common stock could be materially adversely impacted.

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

Providers of educational programs to the public must comply with many laws and regulations of Federal, state and international governments. Generally, we are exempt from this type of regulation because we contract with the employer of the participants in our courses, and we do not participate in any Federal or state student aid or loan programs. However, state laws and regulations targeting educational providers could affect our operations in the future and could limit our ability to obtain authorization to operate in certain states. If we were found in violation of a state’s current or future licensing or regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties, and we could also be barred from providing educational services in that state. In addition, laws and regulatory decisions in many areas other than education could also adversely affect our operations. Complying with current or future legal requirements could have a material adverse effect on our operating results and stock price.

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

Control by Management

Senior personnel, especially our founders, have significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions.

As of December 1, 2008, our executive officers and directors collectively own approximately 47% of our outstanding shares of common stock. As of that date, Mr. Garen, our Chairman of the Board of Directors, beneficially owned approximately 20% of our outstanding shares of common stock. Dr. Collins, our Vice Chairman of the Board of Directors, beneficially owned approximately 24% of our outstanding shares of common stock as of December 1, 2008. Consequently, senior personnel, and Mr. Garen and Dr. Collins in particular, have significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

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

Risks Associated with Changing Economic Conditions

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price. As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, some of our customers may choose to delay or postpone purchases of courses from us until the economy and their businesses strengthen.

Domestic and/or International Economic Downturns. A significant part of our revenues comes from Fortune 1000-level companies, their international equivalents, and government organizations. During weak economic conditions, our growth rate generally slows. If the domestic and/or international economy were to continue to weaken, the demand for our services could decline, which could have a material adverse effect on our operating results and stock price.

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

Our headquarters are located at 1805 Library Street, Reston, VA 20190.

We own a 38,500 square foot office facility in Reston, VA which is occupied by the sales, administrative and operations groups of our U.S. subsidiary. We lease all of our other offices and education center classroom facilities. The leases expire at various dates over the next 11 years. We also present our courses at rented hotel and conference facilities and customer sites. We typically provide all of the software, hardware and networking systems required for use in our courses.

We believe that our facilities are adequate and suitable for our needs. In general, at current attendee levels, we have some excess capacity at most of our education centers. We have been seeking to deal with excess capacity by reducing the size of some of our facilities and by renting excess classrooms.

We present our classroom courses at Learning Tree Education Centers in Atlanta, Chicago, Los Angeles, New York City, the Washington, D.C. area (three locations), Ottawa, Toronto, London, Paris, Stockholm, and Tokyo as well as in other rented facilities in those and other cities worldwide as well as at our clients’ facilities.

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

The following table contains certain information regarding Learning Tree Education Centers and offices at October 3, 2008:

Location (Metropolitan Area)	Function(s)	Number of Classrooms	Total Area in Square Feet

Atlanta, GA	Education Center	9	16,903
Chicago, IL	Education Center	5	11,017
Los Angeles, CA	Education Center & Office	5	34,374
New York, NY	Education Center	19	41,724
Washington, DC area	Education Centers (3 sites)	35	87,958
Reston, VA	Offices (3 sites)	—	45,959
Powell, OH	Office	—	400
Kennett Square, PA	Office	—	400
Paris, France	Education Center & Office (2 sites)	20	36,813
London, England	Education Center	34	55,162	(a)
Leatherhead, England	Office	—	23,209	(b)
Ottawa, Canada	Education Center & Office	6	20,006
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	12	27,790
Tokyo, Japan	Education Center & Office	2	3,096

		157	422,018

(a)	Excludes 55,519 square feet which we sublease to various subtenants. Subleases end at various dates prior to the end of our prime lease. See Note 4 to the audited financial statements for details on subleases. Some subtenants may opt for early termination based on their sublease agreements.
(b)	Excludes 7,000 square feet which we sublease to a single subtenant. Sublease ends co-terminus with our prime lease which ends in December 2010.

Item 3.	LEGAL PROCEEDINGS

We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Beginning in 1996, we have sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. The Government has asserted that the expiration and prepayment terms of those programs violate the terms of our GSA contract, and Learning Tree’s acceptance of payment under these terms violates the civil False Claims Act, 31 U.S.C. 3729. We do not agree and are continuing discussions with the Government concerning the extent and amount of any liability. If we were to refund all unused amounts on the expired passports and vouchers involved based on our standard refund processes, we believe that the amount involved (including interest since the date of each expiration) would be approximately $3.3 million. The Government has not filed a claim suit on this matter nor has it specified potential damages; however, in the event that the Government were to file a claim suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008 through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the NASDAQ Stock Market:

	High	Low
Fiscal Year 2007
First Quarter	$9.35	$8.03
Second Quarter	11.39	9.05
Third Quarter	13.80	11.20
Fourth Quarter	17.77	13.02

Fiscal Year 2008
First Quarter	$27.19	$17.96
Second Quarter	22.96	12.43
Third Quarter	18.12	14.02
Fourth Quarter	17.29	10.50

On December 1, 2008, the number of holders of our Common Stock was approximately 2,059, consisting of 62 record holders and approximately 1,997 stockholders whose stock is held by a bank, broker or other nominee.

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

Issuer Sales of Unregistered Securities.

During fiscal year 2008, we did not make any unregistered sales of our securities.

Issuer Purchases of Equity Securities

During fiscal year 2006 we repurchased approximately 166,000 shares of Common Stock at a total cost of approximately $1.9 million. During fiscal years 2007 and 2008, we did not make any repurchases of our Common Stock. In the first quarter of fiscal year 2009, through December 1, 2008 we repurchased approximately 0.3 million shares of our common stock, at an average price of $10.68. All Learning Tree Common Stock repurchases were made in open-market transactions and not pursuant to any publicly traded plans. We may choose to make additional open-market or other purchases of our Common Stock in the future, but have no commitment to do so.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	642,986	$14.04	831,104
Equity compensation plan not approved by security holders	—	—	—

Total	642,986	$14.04	831,104

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

The following graph compares the cumulative total stockholder return on the Common Stock of Learning Tree from September 30, 2003 to October 3, 2008 with the cumulative total return on the NASDAQ Stock Market Composite Index and an appropriate “peer group” index (assuming the investment of $100 in Learning Tree’s Common Stock and in each of the indexes on September 30, 2003.)

	Fiscal Year Ended
	September 30, 2003	October 1, 2004	September 30, 2005	September 29, 2006	September 28, 2007	October 3, 2008
Learning Tree International, Inc.
Common Stock	$100	$84	$79	$48	$106	$89
NASDAQ Stock Exchange
Composite Index	$100	$106	$120	$126	$139	$107
Peer Group Index (1)	$100	$103	$97	$85	$121	$124
Peer Group + Learning Tree International, Inc	$100	$103	$97	$84	$120	$123

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2008, NASDAQ, Inc. All rights reserved. Used with permission.

(1)	Peer Group index includes: Apollo Group, Inc.; Skillsoft Public Limited Company; DeVry, Inc.; and, ITT Education Services, Inc. The returns of each issuer within the Peer Group Index have been weighted according to such issuer’s respective stock market capitalization at the beginning of the period presented.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended September 29, 2006, September 28, 2007 and October 3, 2008, and the balance sheet data as of September 28, 2007 and October 3, 2008, are derived from our consolidated financial statements which are included elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2006 ended on September 29, 2006, fiscal year 2007 ended on September 28, 2007, and fiscal year 2008 ended on October 3, 2008. Fiscal year 2008 comprised 53 weeks, and fiscal years 2007 and 2006 comprised 52 weeks.

	Fiscal Year Ended (dollars in thousands, except per share data)
	October 1, 2004	September 30, 2005	September 29, 2006	September 28, 2007	October 3, 2008

SELECTED STATEMENT OF OPERATIONS DATA:
Revenues	$152,058	$151,558	$154,049	$167,193	$181,278
Cost of revenues	73,755	75,966	76,164	72,936	76,807

Gross profit	78,303	75,592	77,885	94,257	104,471

Operating expenses:
Course development	7,960	7,952	10,080	8,613	9,656
Sales and marketing	47,206	42,387	42,503	41,094	43,596
General and administrative	24,757	27,499	27,944	30,041	33,532

Total operating expenses	79,923	77,838	80,527	79,748	86,784

Income (loss) from operations	(1,620)	(2,246)	(2,642)	14,509	17,687
Other income, net	2,049	2,263	3,373	4,236	4,001

Income before provision for income taxes	429	17	731	18,745	21,688
Provision for income taxes	969	1,713	3,853	1,755	7,888

Net income (loss)	$(540)	$(1,696)	$(3,122)	$16,990	$13,800

Income (loss) per common share—basic	$(0.03)	$(0.10)	$(0.19)	$1.03	$0.84

Income (loss) per common share—diluted	$(0.03)	$(0.10)	$(0.19)	$1.03	$0.83

Weighted average shares outstanding—basic	17,039	16,865	16,583	16,498	16,516

Weighted average shares outstanding—diluted	17,039	16,865	16,583	16,498	16,580

	As of (dollars in thousands)
	October 1, 2004	September 30, 2005	September 29, 2006	September 28, 2007	October 3, 2008
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$70,913	$56,736	$44,401	$49,732	$51,853
Available for sale securities	$13,000	$18,555	$27,800	$38,775	$18,909
Income tax receivable	$2,089	$682	$243	$4,224	$2,475
Total current assets	$104,403	$100,125	$98,715	$120,861	$101,294
Available for sale securities, long-term	$—	$—	$—	$—	$23,440
Total assets	$138,044	$132,638	$137,200	$163,976	$172,424
Deferred revenues	$46,847	$44,956	$47,678	$50,216	$47,712
Total current liabilities	$65,146	$65,003	$70,005	$76,924	$70,065
Total long-term liabilities	$6,723	$7,564	$10,261	$9,844	$15,961
Total stockholders’ equity	$66,175	$60,071	$56,934	$77,208	$86,398

In the second quarter of fiscal year 2004, we adopted a 52- or 53-week fiscal year, by changing our year-end date from September 30 to the Friday nearest the end of the month of September. Fiscal years 2004 through 2007 each comprised 52 weeks. Fiscal year 2008 was a 53-week fiscal year.

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

OVERVIEW

Nature of the Business. Learning Tree International is a leading worldwide vendor-independent provider to business and government organizations for the training and education of their managers and information technology professionals. Since our founding in 1974, we have provided high-quality training to nearly 1.9 million managers and IT professionals. In fiscal year 2008 we trained 94,563 course participants from more than 11,500 organizations worldwide, including large national and multinational companies, government organizations, and small and medium-size companies.

As of October 3, 2008, we offered a broad proprietary library of intensive instructor-led courses from two to five days in length, comprising 185 different course titles representing 4,248 hours of training, including 131 information technology course titles and 54 management titles. Learning Tree courses provide both breadth and depth of education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through local operations in the United States, the United Kingdom, France, Canada, Sweden and Japan, and generate over half of our revenues internationally. Each operating subsidiary is staffed by local personnel responsible for the sale and delivery of Learning Tree courses in that country. Our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2008, we presented courses in 43 countries.

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

We had 640 instructors as of October 3, 2008, who are practicing professionals with expert subject knowledge, and who average over 24 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 11 course events per year on an “as-needed” basis. During the rest of the year they apply the skills that they teach, either as full-time employees for other companies or as independent consultants. When they are not teaching, Learning Tree instructors are using and honing their management and IT skills as either full-time employees for other companies or as independent consultants.

We offer our proprietary courses through wholly owned local subsidiaries in the United States, the United Kingdom, France, Canada, Sweden and Japan, and generate over half of our revenues internationally. Each operating subsidiary is staffed by local personnel responsible for the sale and delivery of our courses in that country. Our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at Learning Tree Education Centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2008, we presented courses in 43 countries.

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

During fiscal year 2008 we continued to make progress toward our goals of increasing revenue growth and profitability. Our growth plan includes a number of core growth initiatives, which were intended to increase our revenues and profitability by leveraging our fixed cost infrastructure. We began implementing these initiatives in late fiscal year 2007 and continued that implementation throughout fiscal year 2008.

Following is a summary of our core growth initiatives, and some information on our progress to date:

1	Significantly increase the rate of introduction of our new course titles. In fiscal year 2008 we began working to accelerate our revenue growth through the rapid expansion of our course library, which we believe will allow us to serve more customers by meeting a broader set of professional development needs. Performance of new titles has a well-established historical track record, and new titles typically grow to full revenue contribution levels approximately two years after introduction. In fiscal years 2006 and 2007 we introduced an average of 27 new titles each year. In fiscal year 2008, we introduced 34 new course titles. In fiscal year 2009 we now anticipate introducing approximately 53 new course titles, 22 of which we had started developing in fiscal year 2008.

2

Develop and provide blended learning solutions. While we remain firmly committed to the value of instructor-led classroom training as the center point of our business model, we believe there is an opportunity in certain situations to further increase the value of that training by integrating elements of e-Learning together with our classroom training in “blended learning” solutions. As a result, we believe that we can capture greater market share through offering these blended learning solutions to customers where appropriate. We are actively developing and testing blended learning programs to determine formats that are both educationally effective and commercially viable. We have also recently developed and introduced a hybrid learning training model, in which students at remote sites can participate real-time via the web in an instructor-led class being conducted in one of our classrooms or at a customer location. We have received positive feedback from our customers based on our initial efforts, and expect to expand our experimentation with this approach in the coming months.

3	Continue to improve the effectiveness of our sales and marketing. In recent years, we have used our proprietary POST™ system of cutting-edge business intelligence techniques to improve the return on our investment in catalog-based direct marketing by 107% between fiscal years 2004 and 2008. We are now using our POST™ methods to continue improving the effectiveness of our telesales force, to evaluate our investments in marketing, and to identify productive ways to use our database to expand our marketing efforts.

4	Significantly grow our direct sales force. We continue to believe we have a substantial opportunity to increase our market share of courses held at customer locations, particularly for large, enterprise-level customers. During fiscal year 2008 we increased our sales force. We are now carefully monitoring the productivity and effectiveness of that investment in the current economic environment prior to making further sales staff increases. Provided that we see evidence of productivity from our staffing increases, we intend to continue our investments in this regard.

Recent Trends. As we have for the past 34 years, we continue to emphasize excellence in educating and training managers and IT professionals from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that Learning Tree’s proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. It is worth noting that all of our top 100 customers from five years ago in our fiscal year 2003 were still Learning Tree customers five years later in fiscal year 2008. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems. In fiscal years 2008 and 2007, course participants gave our instructors and courses their highest quality ratings in our history. Adjusting our course evaluation scale to a typical grading scale with a maximum possible of 100%, in fiscal years 2007 and 2008, our instructors received an average “grade” of over 96% from their participants.

Learning Tree customers have continued to respond positively to our increase in the breadth and depth of our management course offerings. At October 3, 2008, we offered 54 titles in our management curriculum representing 29.2% of our entire course library, compared to 47 titles, which represented 29.0% of the Learning Tree course library at the same point in fiscal year 2007. We intend to meet the demand for management education by continuing to develop additional management course titles, and by increasing the sales and marketing for our management course programs. In response to customer demand and the expressed need for management education that is more relevant to real-world business challenges, in fiscal year 2006 we introduced our Reality Plus™ line of management courses. We believe that these courses represent a significant advancement in providing state–of-the-art management education.

The current economic climate is having an effect on our business, and many economists are predicting a long, challenging period for the global economy. We believe that effective training in information technology and management skills improves our customers’ competitiveness, and many of our customers will continue to invest in training their personnel in these critical competencies. However, we also expect that some customers will reduce their spending on training services as part of their response to the current economic conditions. We therefore believe we must manage our business with the expectation that these conditions will adversely affect our revenues, an impact that will only be partially offset by the positive effects of the growth initiatives we instituted last year. However, there is no guarantee that these approaches will be successful. See Item 1A.

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2006 ended on September 29, 2006, fiscal year 2007 ended on September 28, 2007, and fiscal year 2008 ended on October 3, 2008. Each of those years comprised 52 weeks, except fiscal year 2008, which was a 53-week fiscal year.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	October 3, 2008
Revenues	100.0%	100.0%	100.0%
Cost of revenues	49.4	43.6	42.4

Gross profit	50.6	56.4	57.6
Operating expenses:
Course development	6.6	5.1	5.3
Sales and marketing	27.6	24.6	24.0
General and administrative	18.1	18.0	18.5

Total operating expenses	52.3	47.7	47.8

Income (loss) from operations	(1.7)	8.7	9.8
Other income, net	2.2	2.5	2.2

Income before provision for income taxes	0.5	11.2	12.0
Provision for income taxes	2.5	1.0	4.4

Net income (loss)	(2.0)%	10.2%	7.6%

FISCAL YEAR 2008 COMPARED WITH FISCAL YEAR 2007

In fiscal year 2008, our revenues increased by 8.4% to $181.3 million compared to $167.2 million in fiscal year 2007. Income from operations increased by 22.1% to $17.7 million in fiscal year 2008 compared to $14.5 million in fiscal year 2007. Net income for fiscal year 2008 decreased by 18.8% to $13.8 million compared to $17.0 million in fiscal year 2007.

Revenues. Our fiscal year 2008 revenues increased by 8.4% compared to fiscal year 2007. The increase in revenues is primarily due to a 5.2% increase in the number of participants in our courses, a 2.7% increase in average revenue per participant and a 0.5% increase due to higher classroom rental revenues than in fiscal year 2007. The increase in revenue per participant was primarily the result of a 3.4% effect of changes in foreign exchange rates and, to a lesser degree, price increases. These increases were partly offset by a higher percentage of participants at courses held at customer locations, where the average revenue per participant is lower than for courses held in our own education centers, and by a higher percentage of participants at our management courses, which have a shorter average length than our IT courses and accordingly a lower average revenue per participant.

During fiscal year 2008, we provided 345,615 attendee-days of training an increase of 1.8% from the 339,620 attendee-days in fiscal year 2007. In our management courses in fiscal year 2008, we provided 106,501 attendee-days of training, a 4.5% increase over the 101,960 attendee-days in fiscal year 2007. In our IT courses during fiscal year 2008, we provided 239,114 attendee-days of IT training, a 0.6% increase from the 237,660 attendee-days in fiscal year 2007. Because of our 52/53 week accounting convention, our fiscal year 2008 had 53 weeks, while fiscal year 2007 had 52.

Revenues in the United States increased from $74.7 million in fiscal year 2007 to $80.4 million in fiscal year 2008. Revenues from our international operations increased from $92.5 million in fiscal year 2007 to $100.9 million fiscal year 2008.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials and equipment, freight, classroom facilities and refreshments. During fiscal year 2008, we presented 7,097 events compared to 7,023 events during fiscal year 2007. Our cost of revenues for fiscal year 2008 was $76.8 million compared to $72.9 million in fiscal year 2007. Our cost of revenues as a percentage of our revenues declined to 42.4% for fiscal year 2008 from 43.6% in fiscal year 2007.

Changes in exchange rates do not materially affect our gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

The decrease in cost of revenues as a percentage of revenues in fiscal year 2008 reflects a 7.7% increase in average revenue per event partly offset by a 4.8% increase in average cost per event. The increase in our average revenue per event, excluding the effect of exchange rates, is the result of a 4.9% increase in average participants per event and the increase in average revenue per participant discussed earlier. The increase in average cost per event is due primarily to the effect of changes in foreign exchange rates and the increase in participants per event.

Gross profit in the United States increased from $41.3 million in fiscal year 2007 to $44.1 million in fiscal year 2008. Gross profit from our international operations increased from $53.0 million in fiscal year 2007 to $60.4 million in fiscal year 2008.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. All costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

In fiscal year 2008, we began a strategic initiative aimed at significantly increasing the rate at which we develop new course titles, and we began introducing new titles at an accelerated rate in the second quarter of that year. In fiscal year 2008 we introduced 34 new course titles, compared with 25 new course titles introduced in fiscal year 2007 of which 34 had their initial public offering during the year.

During fiscal year 2008, course development expenses were 5.3% of revenues compared to 5.1% during the prior fiscal year. In fiscal year 2008, we increased our overall spending on course development by 12.1% to $9.7 million compared with $8.6 million in fiscal year 2007. This increase reflects the costs associated with the development of the greater number of new titles in fiscal year 2008 compared to the prior fiscal year. We introduced 9 new management course titles in each of fiscal years 2008 and 2007. During fiscal year 2008 we introduced 25 new IT courses, compared with 16 in fiscal year 2007.

At the end of fiscal year 2008, the Learning Tree library of instructor-led courses numbered 185 titles, comprising over 4,248 hours of training, compared with 162 titles at the end of fiscal year 2007. The increase in the number of titles in fiscal year 2008 reflects the net effect of introducing 34 new titles and retiring 11 titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At October 3, 2008, we had 54 management titles in our course library, compared with 47 management titles at the same point a year earlier. Our library of IT titles numbered 131 as of October 3, 2008 compared to 115 titles at the end of fiscal year 2007.

Sales and Marketing Expenses. Sales and marketing expenses include the cost of designing, producing and distributing direct mail and media advertisements, marketing e-mails and our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities.

Our sales and marketing expense, and in particular our expenditure on course catalogs, is one of our largest expenditures. We have adjusted the market segments to which we mail our catalogs, and are presently evaluating a number of additional ways to increase the efficiency of our marketing expenditures by spending less without materially affecting the response to that marketing. At the same time, we have been increasing our sales staff in our operating units.

Our sales and marketing expenses were 24.0% and 24.6% of revenues in fiscal years 2008 and 2007, respectively. Sales and marketing expenses increased to $43.6 million in fiscal year 2008 compared to $41.1 million in fiscal year 2007. The increase in sales and marketing expenses compared to fiscal year 2007 included: $3.9 million in personnel-related expenses, $0.7 million in professional service fees; $0.6 million in advertising expense and $0.5 million for increases in travel and living, general office expenditures and other items. These increases were partially offset by a reduction of $3.2 million in costs associated with printing and mailing our catalogs.

General and Administrative Expenses. Our general and administrative expenses in fiscal year 2008 increased by $3.5 million over the prior fiscal year, from $30.0 million to $33.5 million and represented 18.5% of revenues compared to 18.0% in fiscal year 2007. The increase in General and Administrative expenses was due to increases in professional service fees of $1.2 million including amounts for tax assistance in conjunction with the implementation of FIN 48 ($0.5 million), financial advisory services ($0.4 million) and additional legal fees ($0.3 million); and increases of $1.0 million in personnel-related costs including compensation and benefits ($0.9 million), one-time charges related to employee compensation for gains on expired stock options ($0.3 million), increases in stock compensation expense ($0.2 million), and an increase in severance expense ($0.1 million), offset by decreases in incentive compensation ($0.5 million).

For fiscal year 2008, total expenses associated with share based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004)—Share-Based Payment (“SFAS 123(R)”) were $1.1 million, compared to $1.0 million in fiscal year 2007. In fiscal year 2008, $0.9 million of SFAS 123(R) expense was recorded to general and administrative expense, compared to $0.7 million in fiscal year 2007. The remainder of our SFAS 123(R) expense is apportioned among other expense categories, based on where we record the compensation costs for the individuals with whom the stock option compensation expense is associated.

Included in general and administrative expenses for fiscal year 2008 was $1.0 million associated with a process to explore the potential sale of the company including: employee non-contingent-transaction contribution bonuses ($0.6 million), and legal, investment banker and board fees ($0.4 million). We initiated that process on May 28, 2008 and terminated it on October 14, 2008.

Other Income (Expense), Net. Other income (expense), net in fiscal year 2008 decreased by $0.2 million over the prior fiscal year, from $4.2 million to $4.0 million. These changes included foreign currency exchange losses as opposed to prior year gains ($0.6 million) and a decrease in proceeds from the liquidation in fiscal year 2007 of our Investment in Collegis, Inc. ($0.2 million), partly offset by a decrease in loss on disposal of assets ($0.4 million) and reductions in interest expense ($0.2 million).

Income Taxes. In fiscal year 2008, our income tax provision was $7.9 million compared to $1.8 million in fiscal year 2007. Our effective rate for fiscal year 2008 is 36% compared to 9% in fiscal year 2007. The low effective rate for fiscal year 2007 was attributable to the reversal of the valuation allowance related to our U.S. deferred tax assets (which reduced our tax provision by $2.8 million) and $3.2 million from favorable adjustments from an audit of our Canadian subsidiary.

As of the end of our fourth quarter of fiscal year 2008, we reversed the valuation allowance for certain state deferred tax assets because we determined it was more likely than not that these deferred tax assets were recoverable because of the improved financial performance in the relevant jurisdictions. The reversal of the valuation allowance resulted in a net benefit of approximately $0.2 million. As of October 3, 2008, we continued to maintain valuation allowances in the U.S. related to foreign tax credit carryovers, and we continued to maintain valuation allowances for our deferred tax assets in a foreign jurisdiction. We intend to maintain these valuation allowances until sufficient positive evidence exists to support their reversal. Profits and losses incurred in the U.S. and in the foreign jurisdiction will affect the ongoing amount of the valuation allowances.

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

We have not provided for U.S. federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of October 3, 2008, because such earnings are intended to be reinvested indefinitely. The undistributed earnings were approximately $43.5 million as of October 3, 2008. If these earnings were distributed, we would incur approximately $0.3 million of foreign withholding taxes. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested.

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

For fiscal year 2007, we provided 339,620 attendee-days of training versus the 346,616 attendee-days in fiscal year 2006. In our management courses during fiscal year 2007, we provided 101,960 attendee-days of training, a 13% increase over the 90,592 attendee-days in the corresponding period during fiscal year 2006. In our IT courses during fiscal year 2007, we provided 237,660 attendee-days of IT training, a 7% decrease from the 256,024 attendee-days during fiscal year 2006.

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

The decrease in cost of revenues as a percentage of revenues in fiscal year 2007 compared to the prior year is due to an increase in average revenue per event of 15%, offset slightly by an increase of 1% in average cost per event. The increase in our average revenue per event results principally from the increase in average revenue per participant discussed above, a 5% increase in average participants per event, and a slight decrease in the proportion of events held at customer locations, which typically have a lower average revenue per event than events held in our own education centers. The increase in average cost per event results from the effect of a 4% change in foreign exchange rates, mostly offset by reductions in education center costs and reduced instructor expenses, compared to the prior year.

Course Development Expenses. During fiscal year 2007, course development expenses were 5.1% of revenues compared to 6.6% during the prior year. In fiscal year 2007, we decreased our overall spending on course development by 15% to $8.6 million compared with $10.1 million in fiscal year 2006. Beginning in the second quarter of fiscal year 2006, we had significantly increased our spending on course development primarily in conjunction with the development and updating of our management course curriculum, and the conversion of a significant number of management courses to incorporate our new RealityPlus™ format. During fiscal year 2007 we converted 2 management course titles to the RealityPlus™ methodology compared to 13 management courses converted in fiscal year 2006. We introduced 9 new management course titles in fiscal year 2007 compared with 11 new management course titles introduced in fiscal year 2006. During fiscal year 2007 we introduced 16 IT courses, the same as in fiscal year 2006.

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

Sales and Marketing Expenses. Our sales and marketing expenses were 24.6% and 27.6% of revenues in fiscal years 2007 and 2006, respectively. Sales and marketing expenses decreased to $41.1 million in fiscal year 2007 compared to $42.5 million in fiscal year 2006. This decrease was primarily the result of a $4.0 million decrease due to a reduction in the quantity of catalogs mailed, offset by a $2.1 million increase in sales compensation expense including incentive compensation, a $0.6 million increase associated with a provision for use taxes due on catalogs and the effects of changes in foreign exchange rates.

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

For fiscal year 2007, total expenses associated with stock option compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004)—Share-Based Payment (“SFAS 123(R)”) was $1.0 million, approximately the same as in fiscal year 2006. In fiscal year 2007, $0.7 million of SFAS 123(R) expense was recorded to general and administrative expense, also about the same as in fiscal year 2006. The remainder of our SFAS 123(R) expense is apportioned among other expense categories, based on where we record the compensation costs for the individuals with whom the stock option compensation expense is associated.

Other Income (Expense), Net. Other income (expense), net is primarily comprised of interest income. During fiscal year 2007, other income, net totaled $4.2 million, compared to $3.4 million in fiscal year 2006. The increase principally relates to higher interest rates earned on higher invested balances.

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

GEOGRAPHIC DATA

Learning Tree Education Centers are located in six countries and we have historically derived roughly half of our revenues from outside the United States. The United States operations recorded revenues of $80.4 million in fiscal year 2008 compared to revenues of $74.7 million in fiscal year 2007. Revenues from our European operations were $78.3 million in fiscal year 2008 compared to $73.5 million in fiscal year 2007. Canadian operations recorded revenues of $19.5 million in fiscal year 2008 compared to revenues of $16.3 million in fiscal year 2007 and our Asian operations recorded revenues of $3.1 million in fiscal year 2008 compared to $2.7 million in fiscal year 2007. See Note 9 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

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

INFLATION

Inflation and changing prices do not have a significant impact on our net sales, revenues and income from continuing operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures. SFAS 157 does not require new fair value measurements but applies to other standards that require fair value measurement. In February 2008, the FASB issued FASB Staff Position (“FSP”) no 157-2, Effective Data of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt FSP 157-2 beginning in the first quarter of fiscal year 2010. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, to clarify the application of SFAS 157 to financial assets in a market that is not active. FSP-3 became effective when issued and will be adopted along with SFAS 157 beginning in the first quarter of fiscal year 2009. The adoption will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year 2009. We will adopt SFAS 159 in the first quarter of fiscal year 2009. The adoption will not have a material impact on our consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth unaudited quarterly financial data for the eight fiscal quarters ended October 3, 2008. We believe this information includes all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the “Notes to Consolidated Financial Statements.” The operating results for any quarter are not necessarily indicative of the results for any future period.

	Q1	Q2	Q3	Q4
	December 29, 2006	March 30, 2007	June 29, 2007	September 28, 2007
Revenues	$42,713	$37,631	$42,663	$44,186
Cost of revenues	18,353	17,235	18,297	19,051

Gross profit	24,360	20,396	24,366	25,135

Operating expenses:
Course development	1,869	1,911	2,345	2,488
Sales and marketing	9,298	9,985	9,440	12,371
General and administrative	7,097	7,456	7,539	7,949

Total operating expenses	18,264	19,352	19,324	22,808

Income from operations	6,096	1,044	5,042	2,327
Other income, net	1,190	893	980	1,173

Income before provision for income taxes	7,286	1,937	6,022	3,500
Provision (benefit) for income taxes	2,980	790	2,319	(4,334)

Net income	$4,306	$1,147	$3,703	$7,834

Income per common share—basic	$0.26	$0.07	$0.22	$0.48

Income per common share—diluted	$0.26	$0.07	$0.22	$0.48

	Q1	Q2	Q3	Q4
	December 28, 2007	March 28, 2008	June 27, 2008	October 3, 2008*
Revenues	$50,890	$39,236	$46,928	$44,224
Cost of revenues	20,331	17,709	19,599	19,168

Gross profit	30,559	21,527	27,329	25,056

Operating expenses:
Course development	2,072	2,574	2,620	2,390
Sales and marketing	10,543	10,519	11,227	11,307
General and administrative	9,466	7,745	8,118	8,203

Total operating expenses	22,081	20,838	21,965	21,900

Income from operations	8,478	689	5,364	3,156
Other income, net	921	1,518	725	837

Income before provision for income taxes	9,399	2,207	6,089	3,993
Provision for income taxes	3,504	874	2,270	1,240

Net income	$5,895	$1,333	$3,819	$2,753

Income per common share—basic	$0.36	$0.08	$0.23	$0.17

Income per common share—diluted	$0.35	$0.08	$0.23	$0.17

*	Consists of 14 weeks compared to 13 weeks for prior quarters.

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

In the fourth quarter of 2007, we recorded $0.6 million to sales and marketing expense for use taxes due on catalogs as well as $0.5 million of marketing expense that related to the third quarter. Also in the fourth quarter of 2007 we recorded a reduction in tax expense associated with a transfer pricing examination by the Canada Revenue Agency and we released the deferred tax valuation allowance previously recorded for U.S. entities. See Note 3.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash and cash equivalents on hand of $51.8 million at October 3, 2008. During fiscal year 2008, the total of our cash and cash equivalents increased by $2.1 million. Current available for sale securities decreased by $19.9 million; reflecting net purchases of $6.3 million of these securities during fiscal year 2008, and the change in the classification of $23.4 million to non-current available for sale securities. Due to this reclassification, partly offset by net income and other factors, net working capital (current assets minus current liabilities) decreased $12.7 million during the same time period.

Cash Flows. Our cash and cash equivalents increased $2.1 million to $51.8 million at October 3, 2008 from $49.7 million at September 28, 2007.

	Fiscal Year Ended			Net Change
	September 29, 2006	September 28, 2007	October 3, 2008	2007 vs. 2006	2008 vs. 2007
Cash provided by operating activities	$8.4	$18.5	$18.0	$10.1	$(0.5)
Cash used in investing activities	(20.6)	(16.0)	(12.8)	4.6	3.2
Cash provided by (used in) financing activities	(1.9)	0.2	—	2.1	(0.2)
Effects of exchange rates on cash and cash equivalents	1.8	2.6	(3.1)	0.8	(5.7)

Increase (decrease) in cash and cash equivalents	$(12.3)	$5.3	$2.1	$17.6	$(3.2)

Cash provided by operating activities declined by $0.5 million to $18.0 million in fiscal year 2008 from $18.5 million in fiscal year 2007. Cash provided from investing activities improved $3.2 million during fiscal year 2008 compared to fiscal year 2007 due to higher net proceeds from the disposition of available for sale securities partially offset by more purchases of equipment and other capital assets. The effects of exchange rates on cash and cash equivalents decreased $5.7 million to $(3.1) million in fiscal year 2008 from $2.6 million in fiscal year 2007, primarily reflecting the decline in exchange rates for the British Pound, Euro and Canadian Dollar as applied to our international cash balances.

Liquidity. At October 3, 2008 our net working capital (current assets minus current liabilities) was $31.2 million, a $12.7 million decrease from our working capital balance at September 28, 2007. The change in net working capital was primarily due to the reclassification of $23.4 million of auction rate securities (“ARS”) to non-current assets, and $6.3 million in net purchases of available for sale securities. This was partially offset by an increase to cash and cash equivalents of $2.1 million. Excluding the reclassification of auction rate securities and the temporary impairment of auction rate securities discussed below, net working capital increased by $13.4 million since the end of fiscal year 2007.

We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

At October 3, 2008, we had $29.3 million in face value of auction rate securities. This compares to $38.8 million in ARS at September 28, 2007. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rates every 7, 28 or 35 days to provide liquidity at par. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS in the open market. However, in fiscal year 2008, we did sell $15.8 million of our auction rate securities at their stated value. Also, in the first quarter of fiscal year 2009, we sold an additional $3.2 million of our auction rate securities at their stated value, including $2.7 million which we sold to Wachovia Securities pursuant to a repurchase agreement. We have also signed a repurchase agreement with UBS under which we have the right to sell our remaining $26.1 million of auction rate securities at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Based on a valuation performed by an independent expert, Houlihan Smith & Company, Inc. (“Houlihan Smith”), we concluded there was a temporary impairment of $4.3 million in the fair value of our ARS at the end of the second fiscal quarter on March 28, 2008. This valuation is updated at the end of each quarter. At the end of the third fiscal quarter on June 27, 2008, they determined that the temporary impairment had declined to $3.5 million. At the end of the fourth fiscal quarter on October 3, 2008, Houlihan Smith determined that the temporary impairment had declined to $2.6 million. Because we believe we will be able to redeem these securities at par in the foreseeable future, we do not consider the impairment to be other than temporary or to be permanent. We recorded a reduction of $2.6 million on an after-tax basis for the impairment of the ARS to Other Comprehensive Income for our second quarter of 2008. In our third quarter of fiscal year 2008, we revised our estimate of the temporary impairment in fair value and recorded an increase of $0.5 on an after-tax basis for a net year to date reduction of $2.1 million on an after-tax basis to Other Comprehensive Income. In our fourth quarter of fiscal year 2008, we revised our estimate of the temporary impairment in fair value and recorded an increase of $0.5 million on an after-tax basis for a net year to date reduction of $1.6 on an after-tax basis to Other Comprehensive Income.

Because we have been unable to liquidate the remaining $23.4 million of ARS, and because of continued liquidity issues in the global credit and capital markets, we continue to classify these ARS as non-current assets as of October 3, 2008.

Capital Requirements. During fiscal year 2008, we made capital expenditures of $6.9 million for the purchase of equipment worldwide, mostly computers. We will continue to invest in our infrastructure to accommodate any increased customer demand, to continue improving the quality and effectiveness of our course delivery, and to incorporate significant changes in technology. We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 11 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

The following table summarizes our contractual commitments at October 3, 2008:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year (Fiscal 2009)	1-2 years (Fiscal 2010 and 2011)	3-5 years (Fiscal 2012 - 2014)	More than 5 years (Fiscal 2015 - 2020)
Operating leases (i)	$95,029	$14,563	$26,625	$26,959	$26,882
Purchase commitments	311	180	131	—	—
Other lease contractual obligations (ii)	8,689	—	499	242	7,948

Total	$104,029	$14,743	$27,255	$27,201	$34,830

(i)	Amounts exclude future minimum sublease rental proceeds of $14.3 million due in the future under non-cancelable subleases. See Note 4 of “Notes to Consolidated Financial Statements” for further details.
(ii)	Represents estimated cash flows to satisfy contractual obligations to restore leased space to specified conditions at expiry of the leases. Amounts include $0.8 million expected to be recovered from subtenants.

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

Critical Accounting Estimates

Revenue Recognition. We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s selling price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

For newer Passport products for which historical utilization data is not available, we assume that the estimated average number of courses to be attended is equal to the number of courses available on the Passport. This assumed utilization rate may be revised in future periods after sufficient time has passed to amass historical trends.

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

In 1999, we entered into a 20-year lease on a building in London to house our United Kingdom Education Center. This building has space in addition to that required for our current needs, which we attempt to sublet. When space is vacant from time to time, we must estimate the fair value of the liability for the vacant space based upon the remaining lease costs as defined by our operating lease agreement reduced by estimated future sublease rental income that could be reasonably obtained for the property based upon prevailing real estate market conditions. The computed long-term portion of such liabilities is recorded as deferred facilities rent in the accompanying consolidated financial statements with the short-term portion being recorded in other accrued liabilities. Amounts are paid under the master lease to the landlord, netted against subtenant sublease receipts, and applied to our accrued lease liability, reducing the amount of liability recorded with an offset to General and Administrative expenses.

Asset Retirement Obligations. We have adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which requires us to record a liability equal to the fair value of the estimated future cost to retire an asset. For us, most asset retirement obligation (“ARO”) liabilities are primarily associated with education facilities leasehold improvements which, at the end of a lease, we are obligated to remove in order to restore the facility back to a condition specified in the lease agreement. At the inception of such a lease, we record the ARO as a liability and also record a leasehold improvement asset in an amount equal to the fair value of the liability. The capitalized leasehold improvement asset is then depreciated on a straight-line basis over 20 years or the term of the lease, whichever is shorter. Any difference between the actual costs incurred for the eventual retirement and the estimated liability previously recorded will be recognized as a gain or loss in our statement of operations at the termination of the lease.

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

The ARO liability is based on a number of assumptions requiring professional judgment. These include estimates for: (1) expected future cash flows related to contractual obligations, primarily to restore leased space back to open floor layouts as required by the lease agreements; (2) our credit-adjusted risk free rate that considers our estimated credit rating as of the date of lease inception; (3) the market risk premium that we determine based on the length of the individual leases; and (4) the relevant inflation factor in each affected country. For the more significant AROs we obtain third-party restoration estimates specific to those leases. We cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, technology changes, the price of labor costs and other factors.

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

We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s selling price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

For newer Passport products for which historical utilization data is not available, we assume that the estimated average number of courses to be attended is equal to the number of courses available on the Passport. This assumed utilization rate may be revised in future periods after sufficient time has passed to amass historical trends.

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

In July 2006, the Financial Accounting Standards board issued Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

OUTLOOK

Effect of Exchange Rates. One of the effects of the recent economic turmoil has been the substantial strengthening of the U.S. dollar between mid-August and now. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates of December 1, 2008 remain constant for the remainder of the first quarter of fiscal year 2009, we would expect to report an unfavorable effect of approximately 12% on our revenues during our first quarter of fiscal year 2009 compared to the same quarter of fiscal year 2008. We would also see a favorable, though lesser, effect on our expenses during that quarter. The effect of changes in foreign exchange rates is somewhat less pronounced on operating expenses than on revenues and cost of sales primarily due to a greater proportion of dollar-denominated corporate operating expenses, including corporate management and our centralized IT, marketing and course development activities which are located here in the United States and which support our worldwide operations.

Calendar Effects. In fiscal year 2008, our first quarter began on September 29, 2007 and included 12 weeks available for training, as the final week in that quarter was Christmas week, in which we conducted no class events. However in fiscal year 2009, because of our 52/53 week accounting convention, our first quarter began on October 4, 2008, and includes both Christmas and New Year’s weeks. Our first quarter in fiscal year 2009 will therefore have only 11 weeks during which we conduct class events, an effective reduction in available training time of approximately 8%, which we expect will reduce our revenues in the quarter by between 5% and 7% compared to our first quarter last year.

Revenues. For our first quarter of fiscal year 2009, we currently expect revenues to be between $37.0 million and $38.5 million, compared to revenues of $50.9 million in our first quarter of fiscal year 2008, a reduction of between 24% and 27%. We expect approximately 12% of that reduction to be attributable to the effect of changes in foreign exchange rates, and approximately 5% - 7% to be attributable to the calendar placement of our first quarter in fiscal year 2009. The remaining 5% - 10% reduction will be due to reduced sales compared to fiscal year 2008, partly offset by the effect of price increases.

First Quarter Gross Profit. We expect a gross profit percentage in our first quarter of fiscal year 2009 of between 55.5% and 57.0% compared to 60.0% in our first quarter of fiscal year 2008. The lower percentage will primarily result from allocating the fixed costs of our education centers and classroom equipment to fewer expected events in our first quarter of fiscal year 2009 than we held in our first quarter of fiscal year 2008. We expect to maintain about the same number of participants per event in our first quarter of fiscal year 2009 that we achieved in the same quarter of fiscal year 2008.

First Quarter Operating Expenses. Operating expenses for the first quarter of fiscal year 2009 will include $0.4 million of expenses associated with the potential sale of the company and $0.3 million associated with severance costs for the staff reductions previously discussed. We expect overall operating expenses for our first quarter of fiscal year 2009 to be between $18.5 million and $19.0 million, a reduction of between 14% and 16% compared to $22.1 million in the same quarter a year earlier. We expect approximately 8% of that reduction to be due to the expected effect of changes in foreign exchange rates, and another 9% to be due to certain one-time expenses we incurred in our first quarter of fiscal year 2008 which will not recur in our current quarter. The one-time expenses in our first quarter of fiscal year 2008 were primarily for professional services and consulting fees, and employee expenses related to stock option expense and severance. In addition to the $0.7 million of one-time expenses noted above for our first quarter of fiscal year 2009, annual salary increases that went into effect at the beginning of the first quarter of fiscal year 2009 will cause operating expenses to be about 3% higher than the first quarter of fiscal year 2008.

First Quarter Operating Income. As a result of the above factors, we expect first quarter operating income to be between $1.7 million and $3.2 million compared with operating income of $8.5 million in the first quarter of fiscal year 2008.

First Quarter Interest Income. We expect first quarter interest income of approximately $0.7 million.

First Quarter Pre-Tax Income. Overall, we expect to report pre-tax income for our first quarter of fiscal year 2009 of between $2.4 million and $3.9 million, compared with pre-tax income of $9.4 million in the first quarter of the prior year.

Effective Tax Rate. Our projected effective tax rate for our first quarter and full 2009 fiscal year is approximately 37%.

Fiscal year 2009 is a 52-week year, and will have seven fewer calendar days than fiscal year 2008. On a quarterly basis, our fourth quarter of fiscal year 2009 will have 13 weeks, compared to 14 weeks in the same quarter in fiscal year 2008. Our first, second, and third quarters of fiscal year 2009 will have 13 weeks, the same as in fiscal year 2008.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.

Interest Rate Risk. Our cash equivalents and available for sale securities are diversified and consist primarily of investment grade securities of high-quality financial institutions and corporations. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not hold or issue derivative financial instruments.

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

Our consolidated financial statements are prepared in United States Dollars, while the operations of our foreign subsidiaries are conducted in their respective local currencies. Fluctuations in the value of foreign currencies against the United States Dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States Dollars at the weighted average exchange rate. Consequently, as the value of the Dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher respectively. A hypothetical appreciation of the Canadian Dollar, Euro, British Pound and Swedish Krona of 10% would result in a $0.5 million increase to our consolidated fiscal year 2008 results. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to the net income or loss for each of our subsidiaries in the respective period.

Fluctuations in currency exchange rates also can have an impact on the United States Dollar amount of our stockholders’ equity. The assets and liabilities of our non U.S. subsidiaries are translated into United States Dollars at the exchange rate of the Balance Sheet for the respective reporting period. The resulting translation adjustments are recorded in stockholders’ equity as accumulated other comprehensive income or loss. Due to unfavorable changes in the U.S. Dollar relative to the Canadian Dollar, the Euro, the British Pound and the Swedish Krona, the foreign currency translation component of accumulated other comprehensive income declined $2.9 million during fiscal year 2008.

Additionally, we are exposed to the impact of foreign currency gains or losses due to short term intercompany transactions between the United States and its consolidated subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. These balances generated a foreign exchange loss of $0.4 million in fiscal year 2008. To perform a sensitivity analysis, we assessed the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. As of October 3, 2008, the result of a uniform 10% change in the values of foreign currency exchange rates against the United States Dollar for intercompany exposures with all other variables held constant would be immaterial to our results of operations.

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

As discussed in Note 1 and in the Liquidity and Capital Resources section, we held $29.3 million in auction rate securities at October 3, 2008. Due to the turmoil in the worldwide credit markets since mid February 2008, we were not able to sell these securities in the scheduled auctions that occur every 7, 28 or 35 days. Since the end of fiscal year 2008, we have sold $2.7 million of our auction rate securities that were redeemed at their stated value pursuant to a repurchase agreement signed with Wachovia Securities, and redeemed an additional $0.5 million through tender calls at par. We have also signed a repurchase agreement with UBS under which we have the right to sell our remaining $26.1 million of auction rate securities at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms:

—Report on the 2008 and 2007 Consolidated Financial Statements—BDO Seidman, LLP	48

—Report on the 2006 Consolidated Financial Statements—Ernst & Young LLP	49

Consolidated Balance Sheets at September 28, 2007 and October 3, 2008	50

Consolidated Statements of Operations for fiscal years ended September 29, 2006, September 28, 2007,and October 3, 2008	51

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for fiscal years ended September 29, 2006, September 28, 2007, and October 3, 2008	52

Consolidated Statements of Cash Flows for fiscal years ended September 29, 2006, September 28, 2007,and October 3, 2008	53

Notes to Consolidated Financial Statements	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of October 3, 2008 and September 28, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries at October 3, 2008 and September 28, 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 of the consolidated financial statements, effective September 29, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No., 109 (FIN 48).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Learning Tree International, Inc. and subsidiaries’ internal control over financial reporting as of October 3, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 8, 2008 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Bethesda, Maryland

December 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Learning Tree International, Inc.

We have audited the consolidated balance sheet of Learning Tree International, Inc. and subsidiaries as of September 29,2006 (not included herein), and the accompanying related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended September 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Learning Tree International, Inc. and subsidiaries at September 29, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

McLean, Virginia

April 23, 2007

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 28, 2007	October 3, 2008
Assets
Current Assets:
Cash and cash equivalents	$49,732	$51,853
Available for sale securities	38,775	18,909
Trade accounts receivable, less allowances of $195 and $194, respectively	19,398	19,685
Income tax receivable	4,224	2,475
Prepaid expenses	4,195	4,750
Other current assets	4,537	3,622

Total current assets	120,861	101,294

Equipment, Property and Leasehold Improvements:
Education and office equipment	44,391	42,658
Transportation equipment	191	206
Property and leasehold improvements	28,593	27,663

	73,175	70,527
Less: accumulated depreciation and amortization	(48,210)	(46,523)

	24,965	24,004
Available for sale securities	—	23,440
Restricted interest-bearing investments	11,654	10,222
Deferred income taxes	4,705	11,080
Other assets	1,791	2,384

Total assets	$163,976	$172,424

Liabilities
Current Liabilities:
Trade accounts payable	$12,785	$10,968
Deferred revenues	50,216	47,712
Accrued payroll, benefits and related taxes	5,206	4,921
Other accrued liabilities	4,115	4,201
Income taxes payable	3,633	1,011
Current portion of deferred facilities rent	900	1,063
Deferred income taxes	69	189

Total current liabilities	76,924	70,065
Asset retirement obligations	3,523	3,319
Deferred income taxes	247	277
Deferred facilities rent	6,074	5,650
Noncurrent tax liabilities	—	6,715

Total liabilities	86,768	86,026

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $.0001 par value; 75,000,000 shares authorized; 16,556,607 and 16,534,222 shares issued and outstanding, respectively	2	2

Additional paid-in capital	2,128	3,220
Accumulated other comprehensive income (loss)	3,622	(852)
Retained earnings	71,456	84,028

Total stockholders’ equity	77,208	86,398

Total liabilities and stockholders’ equity	$163,976	$172,424

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	October 3, 2008
Revenues	$154,049	$167,193	$181,278
Cost of revenues	76,164	72,936	76,807

Gross profit	77,885	94,257	104,471

Operating expenses:
Course development	10,080	8,613	9,656
Sales and marketing	42,503	41,094	43,596
General and administrative	27,944	30,041	33,532

	80,527	79,748	86,784

Income (loss) from operations	(2,642)	14,509	17,687

Other income (expense), net:
Interest income, net	3,361	3,940	4,133
Foreign exchange gains (losses)	(5)	196	(373)
Other	17	100	241

	3,373	4,236	4,001

Income before provision for income taxes	731	18,745	21,688
Provision for income taxes	3,853	1,755	7,888

Net income (loss)	$(3,122)	$16,990	$13,800

Income (loss) per common share—basic	$(0.19)	$1.03	$0.84

Income (loss) per common share—diluted	$(0.19)	$1.03	$0.83

Weighted average shares outstanding—basic	16,583	16,498	16,516

Weighted average shares outstanding—diluted	16,583	16,498	16,580

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance, September 30, 2005	16,662	2	7	538	59,524	60,071
Comprehensive loss:
Net loss	—	—	—	—	(3,122)	(3,122)
Foreign currency translation	—	—	—	886	—	886

Comprehensive loss						(2,236)
Share based compensation	—	—	1,035	—	—	1,035
Stock repurchases	(166)	—	—	—	(1,936)	(1,936)

Balance, September 29, 2006	16,496	2	1,042	1,424	54,466	56,934
Comprehensive income:
Net income	—	—	—	—	16,990	16,990
Foreign currency translation	—	—	—	2,198	—	2,198

Comprehensive income						19,188
Stock options exercised	12	—	155	—	—	155
Share based compensation	—	—	967	—	—	967
Deferred tax option adjustment	—	—	(36)	—	—	(36)
Restricted stock grants	26	—	—	—	—	—

Balance, September 28, 2007	16,534	2	2,128	3,622	71,456	77,208
Comprehensive income:
Net income	—	—	—	—	13,800	13,800
Unrealized loss on available-for sale securities, net of tax	—	—	—	(1,595)	—	(1,595)
Foreign currency translation	—	—	—	(2,879)	—	(2,879)

Comprehensive income						9,326
Stock options exercised	2	—	24	—	—	24
Share based compensation	—	—	1,068	—	—	1,068
FIN 48 adoption	—	—	—	—	(1,228)	(1,228)
Restricted stock grants	21	—	—	—	—	—

Balance, October 3, 2008	16,557	$2	$3,220	$(852)	$84,028	$86,398

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	October 3, 2008
Cash flows—operating activities:
Net income (loss)	$(3,122)	$16,990	$13,800
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,429	6,529	6,522
Share based compensation	1,035	967	1,068
Deferred income taxes	(34)	(3,575)	382
Provision for doubtful accounts	154	(45)	103
Accretion of asset retirement obligations	264	326	201
Loss on disposals of equipment and leasehold improvements	17	304	10
Gain on liquidation of Investment in Collegis, Inc	—	(418)	(232)
Unrealized foreign exchange loss (gain)	(44)	(29)	411
Lease termination costs and other	976	—	—
Deferred facilities rent and other charges	1,093	212	(98)
Gain on settlement of asset retirement obligation	(38)	—	(86)
Change in operating assets and liabilities:
Trade accounts receivable	(270)	(2,118)	(1,255)
Prepaid expenses and other assets	(2,447)	2,102	(620)
Income taxes receivable / payable	2,178	(2,839)	(924)
Trade accounts payable	84	(645)	(1,751)
Deferred revenues	1,294	278	342
Asset retirement obligations	(105)	(1,482)	49
Other accrued liabilities	(22)	2,003	109

Net cash provided by operating activities	8,442	18,560	18,031

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(9,885)	(5,466)	(6,859)
Purchases of available for sale securities	(11,300)	(16,725)	(24,601)
Sales of available for sale securities	2,055	5,750	18,350
Lease deposits	(1,450)	—	—
Sales of equipment and leasehold improvements	(41)	34	59
Liquidation of Investment in Collegis, Inc	—	418	232

Net cash used in investing activities	(20,621)	(15,989)	(12,819)

Cash flows—financing activities:
Repurchases of common stock	(1,936)	—	—
Proceeds from exercise of stock options	—	155	24

Net cash provided by (used in) financing activities	(1,936)	155	24

Effects of exchange rates on cash and cash equivalents	1,780	2,605	(3,115)

Net increase (decrease) in cash and cash equivalents	(12,335)	5,331	2,121
Cash and cash equivalents at the beginning of the fiscal year	56,736	44,401	49,732

Cash and cash equivalents at the end of the fiscal year	$44,401	$49,732	$51,853

Supplemental disclosures:
Income taxes paid	$2,700	$5,000	$13,169

Interest paid	$—	$3	$4

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Nature of the Business

Learning Tree International, Inc. and subsidiaries (“we”) develop, market and deliver a broad proprietary library of instructor-led classroom courses which are designed to meet the professional development needs of managers and information technology (“IT”) professionals worldwide. These courses are delivered primarily at our leased education centers located in the United States, the United Kingdom, Canada, France, Sweden and Japan. Such course events are also conducted in hotel and conference facilities and at customer sites throughout the world. Our courses provide both breadth and depth of education across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, and leadership and professional development.

We follow a 52- or 53-week fiscal year-end date from September 30th to the Friday nearest the end of the month of September. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2006 ended on September 29, 2006, our fiscal year 2007 ended on September 28, 2007, and our fiscal year 2008 ended on October 3, 2008. Thus, these consolidated financial statements report our consolidated financial position as of September 28, 2007, and October 3, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the fiscal years ended September 29, 2006, September 28, 2007 and October 3, 2008. Fiscal years 2006 and 2007 were 52-week years, while fiscal year 2008 was a 53-week year.

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

We offer our customers a multiple-course sales discount referred to as a “Learning Tree Training Passport.” A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a one or two-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s selling price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

For newer Passport products for which historical utilization data is not available, we assume that the estimated average number of courses to be attended is equal to the number of courses available on the Passport. This assumed utilization rate may be revised in future periods after sufficient time has passed to amass historical trends.

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

As stock-based compensation expense recognized in the consolidated statements of operations for fiscal years 2006, 2007 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. See Note 6 for additional information.

e.	Course Development Costs

Course development costs are charged to operations in the period incurred.

f.	Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $551, $495 and $1,021 in fiscal years 2006, 2007 and 2008, respectively.

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

The following is a summary of the Company’s available for sale securities aggregated by investment category and underlying maturity dates.

	2008
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Agency Securities	$5,328	$(7)	$10,381	$(35)	$15,709	$(42)
Auction Rate Securities	3,200	—	23,440	(2,635)	26,640	(2,635)

Total	$8,528	$(7)	$33,821	$(2,670)	$42,349	$(2,677)

	2007
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Agency Securities*	$—	$—	$37,575	$—	$37,575	$—
U.S. Corporate Securities*	—	—	1,050	—	1,050	—
U.S. Asset-Based Securities*	—	—	150	—	150	—

Total	$—	$—	$38,775	$—	$38,775	$—

*	All available for sale securities in fiscal year 2007 are auction rate securities.

As of October 3, 2008, the Company had a total of available for sale securities of $42,349 stated at fair market value, net of unrealized gains and losses.

Current available for sale securities amounts to $18,909 and consists primarily of highly liquid investments. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration or for duration management. These investments consist primarily of municipal bonds, municipal floating rate securities, U.S. Government Agencies securities, both state taxable and tax-exempt issues. Current available for sale securities includes $3,200 of auction rate securities that were redeemed subsequent to year end at par.

Non-current available for sale securities amounts to $23,440 and consists of auction rate securities (variable rate municipal debt securities) that have failed at their periodic auctions. These investments generally have a final maturity of 20 to 30 years, with interest reset dates every seven to thirty five days. These investments can be liquidated under an auction process on the interest reset dates subject to a sufficient number of bids being submitted. These securities are valued every quarter by an independent expert, (Houlihan Smith & Company, Inc.), and are stated at fair value, net of unrealized gains and losses. The cost of securities sold is based on the specific identification method. We have signed a repurchase agreement with UBS under which we have the right to sell our remaining $26.1 million of auction rate securities at their stated value at any time during the period from June 30, 2010 through July 2, 2012. Non-current available for sale securities excludes the $3,200 of auction rate securities that were redeemed subsequent to year end at par.

As of September, 28, 2007, the Company had a total of available for sale securities of $38,775 stated at market value, net of unrealized gains and losses. The Company’s U.S. Treasury and Agency Securities consist primarily of variable rate municipal debt securities. All of the available for sale securities were classified as current assets as of September 28, 2007.

Proceeds from sales of available-for-sale securities during fiscal years 2006, 2007 and 2008 were $2,055, $5,750 and $18,350 respectively. There were no gains or losses on the sales of these securities. We earn interest income on these securities which is recorded as interest income in the consolidated statements of operations.

Restricted interest-bearing investments at October 3, 2008 consist of cash deposits of $8,772 (5,000 British Pounds) and $1,450 which have been pledged to secure our obligations under leases for education center facilities located in the United Kingdom and United States, respectively. The terms of both lease arrangements require us to pledge cash deposits for the same amount as collateral for our lease obligations. The deposits are in our name and are in interest-bearing accounts with interest accruing to us and paid on an annual basis. Our representatives and the landlords’ representatives control the deposits (all are solicitors). They act jointly in the operation of the deposit accounts. The deposits will be released to us at the earlier of the end of the lease period or when certain financial ratios have been met.

h.	Prepaid Marketing Expenses

Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future. These costs are charged to expense in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2006, 2007 and 2008 were $26,661, $22,718 and $22,141, respectively.

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

Land stated at cost, amounts to $1,342.

Software amortization amounted to $237, $421, and $435 in each of fiscal years 2006, 2007 and 2008, respectively. Total depreciation and amortization expense amounted to $7,429, $6,529, and $6,522 in each of fiscal years 2006, 2007, and 2008, respectively. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization and any resulting gain or loss is included in the statements of operations.

The fair value of a liability for an asset retirement obligation associated with a leased facility is recorded as an asset (leasehold improvements) and a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. See also Note 2 relating to asset retirement obligations.

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

l.	Comprehensive Income (Loss)

We report comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Other comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax. As of the end of fiscal year 2008 other comprehensive income (loss) consisted of foreign currency translation adjustments of $743 and unrealized losses on available for sale securities of $(1,595), compared to foreign currency translation adjustments of $3,622 in fiscal year 2007.

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

In July 2006, the Financial Accounting Standards board issued Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006.

As of the beginning of fiscal year 2008, we adopted FIN 48, see Note 3.

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

Operating Lease Activities:

We lease education center and administrative office space under various operating lease agreements. Certain lease agreements include provisions that provide for cash incentives, graduated rent payments and other inducements. We recognize rent expense on a straight-line basis over the related terms of such leases. The value of lease incentives and/or inducements, along with the excess of the rent expense recognized over the rentals paid, is recorded as deferred facilities rent in the accompanying consolidated balance sheets.

Lease Termination Activities:

We record liabilities for costs that will be incurred under a contract without economic benefit at estimated fair value. In the United Kingdom we have vacated space in leased facilities subject to operating leases and recorded the estimated liability associated with future rentals at the cease-use date. The fair value of the liability at the cease-use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals and certain subtenant reimbursements that could be reasonably obtained for the property, discounted using a credit-adjusted risk-free rate. The liability is adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, measured using the current credit-adjusted risk-free rate. Changes due to the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense.

The lease termination activities have historically resulted in accrued liabilities recorded in deferred rent facilities. However, due to the timing of payments due to landlords and payments due from subtenants, certain lease terminations have resulted in assets included in other assets at September 28, 2007 and October 3, 2008.

p.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term nature of these instruments. Available for sale securities are carried at market or appraised value.

q.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

r.	Other Accrued Liabilities

As of September 28, 2007, $1,122 was reclassified from other accrued liabilities to accrued payroll, benefits and related taxes to conform to the presentation of fiscal year 2008.

s.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures. SFAS 157 does not require new fair value measurements but applies to other standards that require fair value measurement. In February 2008, the FASB issued FASB Staff Position (“FSP”) no 157-2, Effective Data of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt FSP 157-2 beginning in the first quarter of fiscal year 2010. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, to clarify the application of SFAS 157 to financial assets in a market that is not active. FSP-3 became effective when issued and will be adopted along with SFAS 157 beginning in the first quarter of fiscal year 2009. The adoption will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year 2009. We will adopt SFAS 159 in the first quarter of fiscal year 2009. The adoption will not have a material impact on our consolidated financial statements.

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

The following table presents the activity for the asset retirement obligations, which primarily consist of classroom facilities at our education centers:

	Fiscal Year Ended
	September 28, 2007	October 3, 2008
ARO balance, beginning of year	$4,174	$3,523
Liabilities incurred	275	—
Accretion expense	291	201
Liabilities satisfied	(1,832)	(1)
Gain on settlement of ARO liability	—	(86)
Revisions in expected cash flows	351	82
Foreign currency translation	264	(400)

ARO balance, end of year	$3,523	$3,319

3.	INCOME TAXES

We file a consolidated U.S. Federal income tax return which includes all of our domestic operations. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

Income (loss) before provision for income taxes consists of the following:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	October 3, 2008
Domestic	$(4,802)	$12,515	$14,358
Foreign	5,533	6,230	7,330

Total	$731	$18,745	$21,688

The provision for (benefit from) income taxes is comprised of the following:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	October 3, 2008
Current tax provision:
U.S. Federal	$375	$5,954	$5,345
State	120	320	509
Foreign	3,134	(944)	1,652

	3,629	5,330	7,506

Deferred tax provision:
U.S. Federal	399	(3,780)	304
State	(84)	(52)	(10)
Foreign	(91)	257	88

	224	(3,575)	382

Provision for income taxes	$3,853	$1,755	$7,888

The following is a reconciliation of the provision for income taxes to the U.S. Federal statutory tax rate:

	Fiscal Year Ended
	September 29, 2006	Effective Tax rate %	September 28, 2007	Effective Tax rate %	October 3, 2008	Effective Tax rate %
Income taxes at the U.S. statutory rate	$247	34%	$6,373	34%	$7,591	35%
Permanent differences	(482)	(66)	(248)	(1)	35	—
Effects of foreign taxes and tax credits	171	23	310	2	72	—
State income taxes (benefit)	(191)	(26)	538	3	492	2
Uncertain tax positions	828	113	(2,298)	(13)	(81)	—
Change in valuation allowance	3,280	449	(2,920)	(16)	(221)	(1)

Total provision for income taxes	$3,853	527%	$1,755	9%	$7,888	36%

Permanent differences, as presented above in the rate reconciliation of the provision for income taxes, include tax-exempt interest and other non-tax deductible items.

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

Deferred income tax assets and liabilities consist of the following:

	September 28, 2007	October 3, 2008
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$1,952	$1,855
Foreign tax credit carryforwards	301	301
State tax operating loss carryforwards	27	4
Accrued vacation	243	306
Equity compensation	567	807
Investments	67	1,150
Depreciation and amortization	1,488	1,932
Deferred benefits for uncertain tax positions	—	3,654
Other	56	256
Deferred tax liabilities:
Prepaids	(368)	(536)

Domestic net deferred tax assets	4,333	9,729
Foreign operations:
Deferred tax assets:
Deferred benefits for uncertain positions	—	780
Depreciation and other	885	769
Deferred tax liabilities:
Deferred revenue	(139)	(195)

Foreign net deferred tax assets	746	1,354

Domestic and foreign deferred tax assets	5,079	11,083

Valuation allowances	(690)	(469)

Net deferred tax assets	$4,389	$10,614

At October 3, 2008, we had foreign tax credit carry forwards of approximately $301, which expire, if unused, in the years 2013 to 2017. At October 3, 2008, our U.S. operating entity had net operating loss carry forwards for state income tax purposes of approximately $76, which expire, if unused, in various years through 2025.

Significant management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income.

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

As of the end of the fourth quarter of fiscal year 2008, we reversed the valuation allowance for certain state deferred tax assets because we determined that it was more likely than not that these deferred tax assets are recoverable because of the improved financial performance in the relevant jurisdictions. The reversal of the valuation allowance resulted in a net benefit of approximately $242. As of October 3, 2008, we continued to maintain valuation allowances in the U.S. related to the foreign tax credit carryovers, and we continued to maintain valuation allowances for our deferred tax assets in a foreign jurisdiction. We intend to maintain these valuation allowances until sufficient positive evidence exists to support their reversal. Profits and losses incurred in the U.S. and in the foreign jurisdiction will affect the ongoing amount of the valuation allowances.

For years prior to fiscal year 2008, we established reserves for our global tax contingencies in accordance with Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. These reserves reflected our best estimate of the deductions and credits that we may have been able to sustain, or that we would be willing to concede as part of a broader tax settlement. As of September 28, 2007, our recorded world-wide contingency reserves related to transfer pricing was approximately $1,036.

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

We adopted FIN 48 as of the beginning of fiscal year 2008. The cumulative effect of the adoption was a $1,228 reduction to retained earnings. As of the date of adoption, the net amount of unrecognized tax benefits was $1,418, all of which would have an impact on our effective tax rate if recognized. The gross amount of unrecognized benefits was $6,690, which was reduced by deferred tax benefits associated with the uncertain tax positions of $5,272. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption, we had $642 accrued for interest and $623 accrued for penalties.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for fiscal year 2008, is as follows:

October 3, 2008
Balances as of September 28, 2007
Increases related to tax positions taken during a prior period	$6,690
Decreases related to tax positions taken during a prior period	—
Increases related to tax positions taken during the current period	—
Decreases related to settlements with taxing authorities	—
Decreases related to expiration of the statute of limitations	(1,299)

Balances as of October 3, 2008	$5,391

As of October 3, 2008, the net amount of unrecognized tax benefits was $1,372, all of which would have an impact on our effective tax rate if recognized. The gross amount of unrecognized benefits was $5,391, which was reduced by deferred tax benefits associated with the uncertain positions of $4,019. The benefit of the decrease in unrecognized tax benefits during fiscal year 2008 was offset by the write-off of $1,253 of deferred tax assets associated with the unrecognized benefits, which resulted in a net benefit of $46. As of October 3, 2008, we had $895 accrued for interest and $430 accrued for penalties, as well as a deferred tax asset of $415 for deductible interest and state taxes. For fiscal year 2008, we recognized $290 of expense attributable to interest for tax matters, and a deferred tax benefit of $104 for the deductibility of the interest. We also recognized a tax benefit of $222 for the release of accrued interest and penalties related to the decrease in unrecognized tax benefits. We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than the normal expiration of the statute of limitations.

We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2004 through 2008.

We have not provided for U.S. federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of October 3, 2008, because such earnings are intended to be reinvested indefinitely. The undistributed earnings were approximately $43,500 as of October 3, 2008. If these earnings were distributed, we would incur approximately $326 of foreign withholding taxes. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested.

4.	COMMITMENTS AND CONTINGENCIES

a.	Commitments

We have various non-cancelable operating leases for facilities that expire at various dates through 2019 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2009	$14,563	$2,984	$11,579
2010	14,366	2,903	11,463
2011	12,259	1,550	10,709
2012	9,508	1,515	7,993
2013	8,706	1,515	7,191
Thereafter	35,627	3,849	31,778

	$95,029	$14,316	$80,713

Rental expense, not including sublease income, was $14,749, $14,547, and $14,219 for fiscal years 2006, 2007, and 2008, respectively. Sublease rental income for fiscal years 2006, 2007, and 2008 was $1,338, $2,230, and $2,889, respectively.

b.	Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations, except as noted below.

Beginning in 1996 we have sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. The Government has asserted that the expiration and prepayment terms of those programs violate the terms of our GSA contract, and Learning Tree’s acceptance of payment under these terms violates the civil False Claims Act, 31 U.S.C. 3729. We do not agree and are continuing discussions with the Government concerning the extent and amount of any liability. If we were to refund all unused amounts on the expired passports and vouchers involved based on our standard refund processes, we believe that the amount involved (including interest since the date of each expiration) would be approximately $3.3 million. The Government has not filed a claim suit on this matter nor has it specified potential damages; however, in the event that the Government were to file a claim suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

5.	STOCKHOLDERS’ EQUITY

During fiscal year 2006 we repurchased approximately 166,000 shares of Common Stock at a total cost of approximately $1,936. During fiscal years 2007 and 2008, we did not make any repurchases of our Common Stock. All Learning Tree Common Stock repurchases were made in open-market transactions and not pursuant to any publicly traded plans. We may make purchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

6.	STOCK-BASED COMPENSATION

SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We adopted SFAS 123(R) as of October 1, 2005.

Effective January 23, 2007, our stockholders approved the 2007 Equity Incentive Plan (our “2007 Plan”). Our 2007 Plan is administered by the Compensation and Stock Option Committee of our Board of Directors. Our

2007 Plan permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights (or SARs), restricted stock, performance units and performance shares to our employees, officers, directors and consultants to purchase up to an aggregate of 1,000 shares of Common Stock. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant and in recent years generally vest one third per year over three years (subject to achieving certain financial targets in the year with respect to which they are granted) and have five-year contractual terms. However, the exercise price, vesting schedule and period required for full exercisability of the options is at the discretion of the Compensation and Stock Option Committee of our Board of Directors. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period. We have a policy of issuing new shares of Common Stock to satisfy share option exercises.

Our 1999 Stock Option Plan terminated upon shareholder approval of our 2007 Plan, and no further grants of awards can be made under that plan although the rights of holders of options previously granted and outstanding under that plan were not affected. The fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock measured over a period commensurate with the expected life of granted stock options. We used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. The risk-free interest rate assumption was an average of the three- and five-year U.S. Treasury rates at the date of the grant which most closely resembles our four-year expected life of options. The expected dividend yield is 0%.

	Year Ended September 29, 2006	Year Ended September 28, 2007	Year Ended October 3, 2008
Expected volatility	31%	27% - 29%	28% - 36%
Expected dividends	—	—	—
Expected life (in years)	4	3.25 - 4.00	3.40 - 3.60
Risk-free interest rate	4.0%	4.6% - 4.9%	2.5% - 4.3%

A summary of option activity under the 2007 Plan and previous plans as of fiscal years 2006, 2007, and 2008 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2005	1,375,000	$18.24
Options granted	110,000	$13.82
Options exercised	—	—
Options forfeited and expired	(367,000)	$22.85

Outstanding at September 29, 2006	1,118,000	$16.28
Options granted	119,000	$12.00
Options exercised	(13,000)	$12.34
Options forfeited and expired	(424,000)	$20.31

Outstanding at September 28, 2007	800,000	$13.94
Options granted	120,000	$19.09
Options exercised	(2,000)	$12.77
Options forfeited, expired and unearned	(275,000)	$13.95

Outstanding at October 3, 2008	643,000	$14.04	1.5	—

Vested and expected to vest at October 3, 2008	496,170	$14.16	1.4	$12
Exercisable at October 3, 2008	484,407	$13.91	1.2	$12

The weighted average grant-date fair value of options granted during fiscal years 2006, 2007 and 2008 was $4.65, $3.77 and $5.28, respectively. The total intrinsic value of options exercised during fiscal years 2007 and 2008 was $12 and $10, respectively. There were no options exercised in fiscal year 2006.

We had 158,593 nonvested options as of October 3, 2008.

Stock-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $1,035, $912 and $785 for fiscal years 2006, 2007 and 2008, respectively. As stock-based compensation expense recognized in the consolidated statement of operations for fiscal year 2008 was based on awards ultimately expected to vest, it was reduced for estimated pre-vesting forfeitures as required by SFAS 123(R).

The total income tax benefit relating to stock options and recognized in the consolidated statement of operations was $308, $240 and $247 for fiscal years 2006, 2007 and 2008, respectively. As of October 3, 2008, there was $295 of total unrecognized compensation costs related to non-vested stock options granted under the 2007 Plan and previous plans. That cost is expected to be recognized over a weighted-average remaining period of 1.3 years.

Cash received from the exercise of stock options during fiscal year 2008 was $24.

Restricted Stock

As noted above, our 2007 Plan permits the granting of shares of restricted stock. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period, and may be repurchased by us for nominal consideration if the employee ceases to be employed by us during that period. The restriction period is determined by the Compensation and Stock Option Committee of our Board of Directors.

During fiscal year 2007, we issued 25,914 shares of restricted common stock to certain employees. The vesting of these shares was subject to meeting certain financial performance targets during fiscal year 2007, which were met, and consequently the shares will vest one third on December 31, 2007 and 33% annually over the next two years from that date.

During fiscal year 2008, we issued 22,291 shares of restricted common stock to certain employees. The vesting of these shares was subject to meeting certain financial performance targets during fiscal year 2008, which were not fully met. As a result, only 8,301 shares were earned; these shares will vest one third on December 31, 2008 and 33% annually over the next two years from that date.

The fair value of our restricted stock awards is equal to the market price of our stock on the date of grant. The following table provides a summary of restricted stock activity for the year ended October 3, 2008:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 28, 2007	25,914	$12.66
Granted	22,291	$20.70
Vested	(8,641)	$12.66
Cancelled and forfeited	(15,746)	$20.36

Nonvested at October 3, 2008	23,818	$15.10

For fiscal year 2008 we recognized $283 in compensation cost. Unrecognized compensation cost related to nonvested restricted stock awards totaled approximately $140 and is expected to be recognized over a weighted-average period of 1.5 years.

7.	EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. We make contributions at a rate of 75% of the first 6% of employee compensation contributed. We contributed $556, $630, and $741 to our 401(k) Plan for fiscal years 2006, 2007, and 2008, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years ended 2006, 2007 and 2008 our cost for these plans was approximately $868, $546, and $663, respectively.

8.	EARNINGS PER SHARE

Income (loss) per share—basic is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Income (loss) per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants and of outstanding options to purchase common stock, using the treasury stock method. Nonvested restricted stock grants and stock options are not included in the loss per share—diluted calculations because of their anti-dilutive effect. For fiscal years 2006, 2007, and 2008, approximately 1,119, 800 and 31 stock options, respectively, were anti-dilutive and excluded from the Income (loss) per share—diluted calculation. For fiscal years 2007 and 2008, nonvested restricted common stock grants of approximately 26 and 24, respectively, were anti-dilutive and excluded from the Income (loss) per share—diluted calculation.

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	October 3, 2008
Numerator:
Net income (loss)	$(3,122)	$16,990	$13,800

Denominator:
Weighted-average shares outstanding—basic	16,583	16,498	16,516
Dilutive effect of nonvested restricted stock and stock options	—	—	64

Weighted-average shares outstanding—diluted	16,583	16,498	16,580

Income (loss) Per Share:
Income (loss) per common share—basic	$(0.19)	$1.03	$0.84

Income (loss) per common share—diluted	$(0.19)	$1.03	$0.83

9.	OPERATING SEGMENT INFORMATION

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials, or of the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in fiscal years 2006, 2007 or 2008.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: United States, Canada, United Kingdom, France, Sweden and Japan. As a measure of segment performance the Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $838, $974 and $1,109 in 2006, 2007 and 2008, respectively.

Summarized financial information by reportable segment for fiscal years 2006, 2007, and 2008, is as follows:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	October 3, 2008
Revenues:
United States	$71,341	$74,714	$80,437
Canada	14,802	16,329	19,491
United Kingdom	39,834	44,884	47,225
France	17,288	18,313	19,247
Sweden	8,045	10,213	11,826
Japan	2,739	2,740	3,052

Total	$154,049	$167,193	$181,278

Gross profit:
United States	$36,310	$41,338	$44,082
Canada	8,632	10,457	12,810
United Kingdom	18,532	24,844	26,117
France	8,222	9,346	11,720
Sweden	4,404	6,451	7,790
Japan	1,785	1,821	1,952

Total	$77,885	$94,257	$104,471

Depreciation and amortization (included in gross profit):
United States	$3,250	$1,970	$2,019
Canada	365	294	373
United Kingdom	1,010	1,037	1,129
France	546	1,047	467
Sweden	257	189	219
Japan	42	24	18

Total	$5,470	$4,561	$4,225

Summarized financial information by reportable segment for fiscal years 2007 and 2008 is as follows:

	Fiscal Year Ended
	September 28, 2007	October 3, 2008
Total assets:
United States	$86,371	$105,055
Canada	19,073	15,993
United Kingdom	39,810	33,348
France	8,642	8,280
Sweden	8,484	8,403
Japan	1,596	1,345

Total	$163,976	$172,424

Long-lived assets:
United States	$16,046	$16,403
Canada	1,093	1,038
United Kingdom	6,487	6,261
France	2,191	1,788
Sweden	869	774
Japan	70	124

Total	$26,756	$26,388

Capital expenditures:
United States	$2,649	$3,894
Canada	215	463
United Kingdom	2,177	1,643
France	59	626
Sweden	366	160
Japan	—	73

Total	$5,466	$6,859

10.	VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	October 3, 2008
Beginning balance	$350	$298	$195
Provision for doubtful accounts	154	(45)	103
Charges against allowance	(206)	(73)	(100)
Other	—	15	(4)

Ending balance	$298	$195	$194

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	October 3, 2008
Beginning balance	$298	$3,610	$690
Provisions	3,312	(2,920)	(221)
Charges against allowance	—	—	—

Ending balance	$3,610	$690	$469

11.	RELATED PARTY TRANSACTIONS

Since October 2005, Dr. David C. Collins, the Vice Chairman of our Board of Directors (“Vice Chairman”) has been employed under an arrangement which provides for his services at an aggregate annual compensation of one U.S. dollar per year. Dr. Collins serves as Vice Chairman of our Board of Directors and provides input to us on special projects as mutually agreed between Dr. Collins and Learning Tree. In addition, Dr. Collins oversees (with the concurrence of the Nominating and Governance Committee of our Board of Directors) a charitable budget of $200 thousand. In fiscal years 2006 and 2007, we donated $200 thousand and $250 thousand, respectively, to two public charitable organizations recommended by Dr. Collins. Dr. Collins is a member of the board of both public charitable organizations. In fiscal year 2008 we donated $150 thousand. Prior to October 2005, Dr. Collins was employed on a full time basis as the Chief Executive Officer of Learning Tree International, Inc.

12.	QUARTERLY DATA (UNAUDITED)

	Q1 December 29, 2006	Q2 March 30, 2007	Q3 June 29, 2007	Q4 September 28, 2007
Revenues	$42,713	$37,631	$42,663	$44,186
Cost of revenues	18,353	17,235	18,297	19,051

Gross profit	24,360	20,396	24,366	25,135

Operating expenses:
Course development	1,869	1,911	2,345	2,488
Sales and marketing	9,298	9,985	9,440	12,371
General and administrative	7,097	7,456	7,539	7,949

Total operating expenses	18,264	19,352	19,324	22,808

Income from operations	6,096	1,044	5,042	2,327
Other income, net	1,190	893	980	1,173

Income before provision for income taxes	7,286	1,937	6,022	3,500
Provision (benefit) for income taxes	2,980	790	2,319	(4,334)

Net income	$4,306	$1,147	$3,703	$7,834

Income per common share - basic	$0.26	$0.07	$0.22	$0.48

Income per common share - diluted	$0.26	$0.07	$0.22	$0.48

	Q1 December 28, 2007	Q2 March 28, 2008	Q3 June 27, 2008	Q4 October 3, 2008*
Revenues	$50,890	$39,236	$46,928	$44,224
Cost of revenues	20,331	17,709	19,599	19,168

Gross profit	30,559	21,527	27,329	25,056

Operating expenses:
Course development	2,072	2,574	2,620	2,390
Sales and marketing	10,543	10,519	11,227	11,307
General and administrative	9,466	7,745	8,118	8,203

Total operating expenses	22,081	20,838	21,965	21,900

Income from operations	8,478	689	5,364	3,156
Other income, net	921	1,518	725	837

Income before provision for income taxes	9,399	2,207	6,089	3,993
Provision for income taxes	3,504	874	2,270	1,240

Net income	$5,895	$1,333	$3,819	$2,753

Income per common share - basic	$0.36	$0.08	$0.23	$0.17

Income per common share - diluted	$0.35	$0.08	$0.23	$0.17

*	Consists of 14 weeks compared to 13 weeks for prior quarters.

In the fourth quarter of fiscal year 2007, we recorded a provision for $0.6 million to sales and marketing expense for use taxes due on catalogs as well as $0.5 million of marketing expense that relates to the third quarter. Also in the fourth quarter of fiscal year 2007 we recorded a reduction in tax expense associated with a transfer pricing examination by the Canada Revenue Agency and we released the deferred tax valuation allowance previously recorded for U.S. entities. See Note 3.

13.	SUBSEQUENT EVENTS

Subsequent to October 3, 2008 and through December 1, 2008 we repurchased 261,216 shares of Common Stock at a total cost of $2,789. We may make purchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

Subsequent to October 3, 2008 we sold $2,650 of auction rate securities that were redeemed at their stated value pursuant to a repurchase agreement signed with Wachovia Securities. We redeemed an additional $550 of auction rate securities through tender calls at par.

In November 2008, three of our five auction rate securities were downgraded by several credit agencies from AAA or AA to A, A1, or Baa1. On November 25, 2008, we requested a second fair value evaluation of our auction rate securities from our independent expert. As a result, the temporary impairment of our auction rate securities increased from $2.6 million to $4.5 million. Because this condition did not exist as of October 3, 2008, no adjustment was made for this increase in the temporary impairment to the financial statements for fiscal year 2008. The increase to the temporary impairment will be accounted for in the first quarter of fiscal year 2009.

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

An evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of October 3, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a—15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of October 3, 2008, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of October 3, 2008.

BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of October 3, 2008, which is filed herewith.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Learning Tree International, Inc.

Reston, Virginia

We have audited Learning Tree International, Inc. and subsidiaries’ internal control over financial reporting as of October 3, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Learning Tree International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Learning Tree International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 3, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of October 3, 2008 and September 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended, and our report dated December 8, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Bethesda, Maryland
December 8, 2008

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE AND CORPORATE GOVERNANCE

The following table provides biographical information regarding our directors and executive officers as of October 3, 2008:

Name	Age	Title
Eric R. Garen	61	Chairman of the Board of Directors
David C. Collins	67	Vice Chairman of the Board of Directors
Nicholas R. Schacht	49	President, Chief Executive Officer and Director
Charles R. Waldron	58	Chief Financial Officer and Chief Accounting Officer
David Booker	47	Chief Operating Officer
Magnus Nylund	38	Chief Information Officer
W. Mathew Juechter (3)(6)	75	Director
Howard A. Bain III (2)	62	Director
Curtis A. Hessler (1)(4)	64	Director
Stefan C. Riesenfeld (4)(5)	60	Director
George T. Robson (5)(6)	61	Director

(1)	Chairman of the Compensation and Stock Option Committee.
(2)	Chairman of the Audit Committee.
(3)	Chairman of the Nominating and Governance Committee.
(4)	Member of the Nominating and Governance Committee.
(5)	Member of the Audit Committee.
(6)	Member of the Compensation and Stock Option Committee.

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

Mr. Booker has been our Chief Operating Officer since October 2007. He was named Executive Vice President in October 2006 and was named President and General Manager of our Canadian subsidiary in May 1996. Mr. Booker first joined us in 1993. Prior to that time, Mr. Booker held various sales and sales manager positions in the financial services industry in the United Kingdom.

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

Mr. Riesenfeld has been a director of Learning Tree since November 2006. From 2000 to 2003 he served as Chief Financial Officer of Asia Global Crossing. From 1999 to 2000 he served as Chief Financial Officer of Teledyne Technologies. From 1996 to 1999 he served as Finance Director (Chief Financial Officer) of ICL PLC in London, England. From 1989 to 1996 he served as Corporate Treasurer of Unisys Corporation. Mr. Riesenfeld is on the Board of Directors of the Santa Barbara Symphony. He holds an MBA and an MA (economics) from Stanford University and a B.S in physics from the California Institute of Technology.

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

All of the other information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” of our definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	642,986	$14.04	831,104
Equity compensation plan not approved by security holders	—	—	—

Total	642,986	$14.04	831,104

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of Learning Tree’s definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Transactions” of our definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” of our definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on the 8th day of December 2008.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ NICHOLAS R. SCHACHT
Name:	Nicholas R. Schacht
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC R. GAREN	Chairman of the Board	December 8, 2008
Eric R. Garen

/s/ DAVID C. COLLINS, PH.D.	Vice Chairman of the Board	December 8, 2008
David C. Collins, Ph.D.

/s/ NICHOLAS R. SCHACHT	President, Chief Executive Officer	December 8, 2008
Nicholas R. Schacht	and Director

/s/ CHARLES R. WALDRON	Chief Financial Officer and	December 8, 2008
Charles R. Waldron	Chief Accounting Officer

/s/ W. MATHEW JUECHTER	Director	December 8, 2008
W. Mathew Juechter

/s/ HOWARD A. BAIN III	Director	December 8, 2008
Howard A. Bain III

/s/ CURTIS A. HESSLER	Director	December 8, 2008
Curtis A. Hessler

/s/ STEFAN C. RIESENFELD	Director	December 8, 2008
Stefan C. Riesenfeld

/s/ GEORGE T. ROBSON	Director	December 8, 2008
George T. Robson

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Registrant (i)

3.2	By-Laws of the Registrant (i)

4.1	Specimen of Common Stock Certificate (i)

10.1	Form of Training Advantage Agreement (i)

10.2	Employment Agreement dated as of October 1, 2005, between Learning Tree International, Inc. and Nicholas R. Schacht (iii) (vi)

10.3	Employment Agreement dated October 1, 2005, between Learning Tree International, Inc. and Magnus Nylund (iii) (vi)

10.4	Employment Agreement dated as of August 29, 2007, between Learning Tree International, Inc. and Charles R. Waldron (iii) (ix)

10.5	Employment Agreement dated as of October 15, 2007, between Learning Tree International, Inc. and David Booker (iii)(xv)

10.6	1999 Stock Option Plan dated as of January 29, 1999 (iii) (iv)

10.7	Learning Tree International, Inc.—2007 Equity Incentive Plan, (iii) (xiv)

10.8	Form of Officers and Directors Indemnification Agreement (ii) (iii)

10.9	Written description of oral agreement between Dr. David C. Collins and Learning Tree International, Inc. (iii) (iv)

10.10	Learning Tree International, Inc.—Guarantee and Rent Deposit with Learning Tree International, Limited and Courtland Developments Limited (x)

10.11	Learning Tree International USA, Inc.—First amendment to Leasing Agreement with PRIM 1801 Rockville Pike, LLC (xi)

10.12	Learning Tree International Limited—Facility Sublease With Westinghouse Brake And Signal Holding Limited (xii)

10.13	Learning Tree International USA, Inc.—Facility lease agreement with Caryle-Lane-CFRI Venture II, LLC for Alexandria, VA Education Center (xiii)

14.1	Learning Tree International Code of Business Conduct and Ethics (vii)

21.1	Subsidiaries of the Registrant (ix)

23.1	Consent of BDO Seidman, LLP Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

23.3	Consent of Appraisal Firm (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer and President (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)

(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1. File No. 33-97842.
(ii)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.
(iii)	Management compensatory arrangements required to be filed pursuant to Item 15(c).
(iv)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(v)	Incorporated by reference to the Registrant’s Form DEF 14A filed on January 29, 1999.
(vi)	Incorporated by reference to the Registrant’s Form 8-K filed on October 3, 2005.
(vii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 30, 2005.
(ix)	Incorporated by reference to the Registrant’s Form 8-K filed on August 29, 2007.
(x)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.
(xi)	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 1, 2007.
(xii)	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 23, 2007.
(xiii)	Incorporated herein by reference to the Registrant’s Form 8-K filed on May 4, 2007.
(xiv)	Incorporated herein by reference to the Registrant’s Form DEF 14A filed on January 29, 2007.
(xv)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007.