Form 10-Q
period 2009-01-02
LEARNING TREE INTERNATIONAL INC
filed 2009-02-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2009

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

The number of shares of common stock, $.0001 par value, outstanding as of February 9, 2009 was 15,987,519.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q – January 2, 2009

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	January 2, 2009	October 3, 2008
Assets
Current Assets:
Cash and cash equivalents	$43,639	$51,853
Available for sale securities	17,987	18,909
Trade accounts receivable, net	16,841	19,685
Income tax receivable	2,033	2,475
Prepaid expenses	4,635	4,750
Other current assets	3,056	3,622

Total current assets	88,191	101,294
Equipment, Property and Leasehold Improvements:
Education and office equipment	40,706	42,658
Transportation equipment	197	206
Property and leasehold improvements	26,705	27,663

	67,608	70,527
Less: accumulated depreciation and amortization	(45,734)	(46,523)

	21,874	24,004
Available for sale securities	21,475	23,440
Restricted interest-bearing investments	8,803	10,222
Deferred income taxes	11,945	11,080
Other assets	1,972	2,384

Total assets	$154,260	$172,424

Liabilities
Current Liabilities:
Trade accounts payable	$7,306	$10,968
Deferred revenues	40,936	47,712
Accrued payroll, benefits and related taxes	4,009	4,921
Other accrued liabilities	3,900	4,201
Income taxes payable	1,014	1,011
Current portion of deferred facilities rent	1,072	1,063
Deferred income taxes	257	189

Total current liabilities	58,494	70,065
Asset retirement obligations	2,909	3,319
Deferred income taxes	248	277
Deferred facilities rent	5,269	5,650
Noncurrent tax liabilities	6,774	6,715

Total liabilities	73,694	86,026

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value; 75,000,000 shares authorized; 16,245,287 and 16,556,607 issued and outstanding, respectively	2	2
Additional paid-in capital	3,392	3,220
Accumulated comprehensive loss	(5,039)	(852)
Retained earnings	82,211	84,028

Total stockholders’ equity	80,566	86,398

Total liabilities and stockholders’ equity	$154,260	$172,424

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended
	January 2, 2009	December 28, 2007
Revenues	$37,966	$50,890
Cost of revenues	16,317	20,331

Gross profit	21,649	30,559
Operating expenses:
Course development	2,211	2,072
Sales and marketing	9,111	10,543
General and administrative	7,655	9,466

	18,977	22,081

Income from operations	2,672	8,478
Other income (expense):
Interest income, net	612	1,183
Foreign exchange losses	(203)	(330)
Other, net	(31)	68

	378	921

Income before provision for income taxes	3,050	9,399
Provision for income taxes	1,208	3,504

Net income	$1,842	$5,895

Earnings per share:
Income per common share—basic	$0.11	$0.36

Income per common share—diluted	$0.11	$0.35

Weighted average shares outstanding:
Weighted average shares—basic	16,279	16,508

Weighted average shares—diluted	16,279	16,613

Comprehensive income (loss):
Net income	$1,842	$5,895
Temporary impairment of auction rate securities	(1,129)	—
Foreign currency translation adjustments	(3,058)	(180)

Comprehensive income (loss)	$(2,345)	$5,715

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	January 2, 2009	December 28, 2007
Cash flows—operating activities:
Net Income	$1,842	$5,895
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,497	1,573
Share based compensation	172	474
Deferred income taxes	(176)	235
Provision for doubtful accounts	—	(2)
Accretion on asset retirement obligations	46	53
Gains on disposal of equipment and leasehold improvements	(2)	(1)
Gain on liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	—	(72)
Unrealized foreign exchange (gains) losses	(121)	389
Changes in operating assets and liabilities:
Trade accounts receivable	2,224	(3,453)
Prepaid marketing expenses	(305)	72
Prepaid expenses and other assets	1,197	697
Income tax receivable / payable	456	(2,088)
Trade accounts payable	(3,666)	(535)
Deferred revenues	(4,003)	(2,890)
Deferred facilities rent	(207)	214
Other accrued liabilities	(777)	(706)

Net cash used in operating activities	(1,823)	(145)

Cash flows—investing activities:
Purchases of available for sale securities	(3,644)	(6,250)
Sales of available for sale securities	4,625	1,500
Liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	—	72
Purchases of equipment, property and leasehold improvements	(447)	(3,841)
Proceeds from sale of equipment, property and leasehold improvements	2	1

Net cash provided by (used in) investing activities	536	(8,518)

Cash flows—financing activities:
Payments to repurchase common stock	(3,659)	—

Net cash used in financing activities	(3,659)	—

Effects of exchange rate changes on cash and cash equivalents	(3,268)	(151)

Net decrease in cash and equivalents	(8,214)	(8,814)
Cash and cash equivalents at beginning of period	51,853	49,732

Cash and cash equivalents at end of period	$43,639	$40,918

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended October 3, 2008 included in our Annual Report on Form 10-K.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first fiscal quarter this year ended on January 2, 2009, while the first quarter of our prior fiscal year ended on December 28, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly our financial position as of January 2, 2009 and our results of operations for the three months ended January 2, 2009 and December 28, 2007, and our cash flows for the three months ended January 2, 2009 and December 28, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – STOCK-BASED COMPENSATION

Stock-based compensation expense related to employee stock options and restricted stock grants of $0.2 million and $0.5 million was included in cost of revenues and operating expenses consistent with the related employee salary costs during the three months ended January 2, 2009 and December 28, 2007, respectively.

NOTE 3 – ASSET RETIREMENT OBLIGATIONS

We account for asset retirement obligation (“ARO”) liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). We also considered the guidance in Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The following table presents the activity for the ARO liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Quarter ended January 2, 2009	Year ended October 3, 2008
ARO balance, beginning of period	$3,319	$3,523
Accretion expense	46	201
Liabilities satisfied	—	(1)
Gain on settlement of ARO liability	—	(86)
Revisions in expected cash flows	—	82
Foreign currency translation	(456)	(400)

ARO balance, end of period	$2,909	$3,319

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding (which excludes unvested shares of Common Stock granted under our Equity Incentive Plan) during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents, when their effect is dilutive. Approximately 635,000 and 233,000 stock options and restricted stock grants were excluded from the computations of diluted earnings per share for the three months ended January 2, 2009 and December 28, 2007, respectively, because their effect would not have been dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	January 2, 2009	December 28, 2007
Numerator:
Net income	$1,842	$5,895

Denominator:
Weighted average shares outstanding
Basic	16,279	16,508
Effect of dilutive securities	—	105

Diluted	16,279	16,613

Income per common share—basic	$0.11	$0.36

Income per common share—diluted	$0.11	$0.35

NOTE 5 – INCOME TAXES

The income tax provision used in the first three months of fiscal year 2009 reflects a 39.6% effective annual tax rate, which approximates our expected fiscal year 2009 full year effective tax rate, taking into consideration all projected permanent differences, and discrete items recorded in the year-to-date period. The income tax provision used in the first three months of fiscal year 2008 reflected a 37.3% effective tax rate.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations, except as noted below.

Beginning in 1996, we have sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. The Government has asserted that the expiration and prepayment terms of those programs violate the terms of our GSA contract, and Learning Tree’s acceptance of payment under these terms violates the civil False Claims Act, 31 U.S.C. 3729. We do not agree and are continuing discussions with the Government concerning the extent and amount of any liability. If we were to refund all unused amounts on the expired passports and vouchers involved based on our standard refund processes, we believe that the amount involved (including interest since the date of each expiration) would be approximately $4.1 million. The Government has not filed suit on this matter; however, in the event that the Government were to file suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

NOTE 7 – SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first three months of fiscal years 2009 or 2008.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the first quarter of fiscal years 2009 and 2008 is as follows:

	Three months ended
	January 2, 2009	December 28, 2007
Revenues:
United States	$16,193	$21,814
Canada	4,116	5,392
United Kingdom	9,042	12,589
France	5,327	6,431
Sweden	2,467	3,668
Japan	821	996

Total	$37,966	$50,890

Gross profit:
United States	$8,366	$12,488
Canada	2,770	3,593
United Kingdom	5,031	7,155
France	3,405	4,087
Sweden	1,539	2,555
Japan	538	681

Total	$21,649	$30,559

Total assets:
United States	$96,699	$98,558
Canada	13,546	17,327
United Kingdom	26,752	36,567
France	8,969	9,733
Sweden	6,767	8,788
Japan	1,527	2,292

Total	$154,260	$173,265

NOTE 8 – AVAILABLE FOR SALE SECURITIES

At January 2, 2009 we had $26.1 million in face value of auction rate securities (“ARS”). This compares to $29.3 million in ARS at October 3, 2008. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their stated value. However, we did sell $15.8 million of our ARS in fiscal year 2008 at their stated value. Also, in the first quarter of fiscal year 2009, we sold an additional $3.2 million of our auction rate securities at their stated value, including $2.7 million which we sold to Wachovia Securities pursuant to a repurchase agreement. We have signed a repurchase agreement with UBS under which we have the right to sell our remaining $26.1 million of ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Based on a valuation performed by an independent expert, we concluded there was a temporary impairment of $2.6 million in the fair value of our ARS as of October 3, 2008. This valuation is updated at the end of each quarter. Because we believe we will be able to redeem these securities at par in the foreseeable future, we do not consider the impairment to be other than temporary or to be permanent. We recorded a reduction of $1.6 million on an after-tax basis for the impairment of the ARS to other comprehensive income as of October 3, 2008. In November 2008, three of our five ARS were downgraded by several credit agencies from AAA or AA to A, A1 or Baa1. At the end of our first quarter of fiscal year 2009, we updated our evaluation of our ARS based on the evaluation by our independent expert. As a result, the temporary impairment of our ARS increased from $2.6 million to $4.6 million. We recorded a reduction of $1.2 million on an after-tax basis for the impairment of the ARS to other comprehensive income as of January 2, 2009.

Because we have been unable to liquidate these securities, and because of continued liquidity issues in the global credit and capital markets, we continue to classify the ARS as non-current assets as of January 2, 2009.

NOTE 9 – STOCKHOLDERS’ EQUITY

We repurchased 353,195 shares of Common Stock at a total cost of approximately $3.7 million during the quarter ended January 2, 2009. See also Note 11. These shares were retired, and the purchase price for the shares was charged to retained earnings.

NOTE 10 – FAIR VALUE MEASUREMENTS

We adopted SFAS No. 157 in the first quarter of fiscal year 2009 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability. The fair value is measured on assumptions that market participants would use, including assumptions about non performance risk and credit risk.

SFAS No. 157 establishes a fair value hierarchy for valuation inputs and prioritizes them based on the extent to which the inputs are observable in the marketplace. Categorization is based on the lowest level of input that is available and significant to the measurement. These levels are:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market corroborated inputs.

Level 3 – Inputs are unobservable and reflect management’s assumptions about the estimates and risks that market participants would use in pricing the asset or liability.

The following sections describe the valuation methodologies we use to measure different financial assets at fair value.

•

U.S. Government Agency Securities—Because of the readily available markets for these instruments, we use quoted prices and other relevant information generated by market transactions involving identical or comparable assets provided by our investment broker/advisor to establish fair values.

•

Municipal and Commercial Securities—Since these securities are not as liquid, with the assistance of our investment broker/advisor, the fair values are determined using valuation models which include assumptions about interest rates, yield curves, credit risks, and default rates.

•

Auction Rate Securities—Given the complexity of our investments in ARS, we engaged an independent investment advisor to assist in determining the fair value of our investments. We, with the assistance of our advisor, estimated the fair value of the ARS based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates consistent with current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The estimated fair values could change based on future market conditions.

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at January 2, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper	$—	$3,998	$—
U.S. government and agency securities	5,381	—	—
Municipal securities	—	12,606	21,475

	$5,381	$16,604	$21,475

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents the changes in Level 3 assets measured on a recurring basis for the quarter ended January 2, 2009. All of our level 3 assets consist of ARS classified as noncurrent with changes in fair value included in other comprehensive income (loss).

Auction Rate Securities
Balance, beginning of period	$26,640
Total realized and unrealized gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	(1,965)
Purchases, issuances, and settlements	(3,200)

Balance, end of period	$21,475

Change in unrealized gains or losses relating to assets still held at January 2, 2009	$(1,965)

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months ended January 2, 2009.

NOTE 11 – SUBSEQUENT EVENT

After the end of our first quarter, and through February 4, 2009, we have repurchased an additional 244,422 shares of Common Stock at a total cost of approximately $2.3 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended October 3, 2008 (our “2008 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to management. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: risks associated with the timely development, introduction, and customer acceptance of Learning Tree’s courses; competition; international operations, including currency fluctuations; changing economic and market conditions; technology development and new technology introduction; efficient delivery and scheduling of Learning Tree’s courses; adverse weather conditions, strikes, acts of war or terrorism and other external events; and attracting and retaining qualified personnel. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 11 and elsewhere in our 2008 10-K, as well as in our other filings with the Securities and Exchange Commission.

The risks included in our filings are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

OVERVIEW

We are a leading worldwide vendor-independent provider to business and government organizations for the training and education of their managers and information technology (“IT”) professionals. Since our founding in 1974, we have provided high-quality training to nearly 1.9 million managers and IT professionals.

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

CURRENT ECONOMIC ISSUES

The current business environment is among the most challenging we have faced in our 34 year history, as businesses have been cutting back on spending of all kinds in response to the global economic crisis. As an indication of the effect this slowdown had on our business during our first quarter of fiscal year 2009, the number of course participants per available training week declined by approximately 12.0% compared with our first quarter of fiscal year 2008. Our overall reported revenues for our first quarter of fiscal year 2009 declined by 25.4% from those in our first quarter of fiscal year 2008. Changes in foreign exchange rates account for 9.2% of the decline.

We have already taken some steps to reconfigure our business to meet these challenges:

•

In November, we eliminated 73 existing positions, representing approximately 14.0% of our approved positions, across a wide range of levels, functions and locations. We expect to see savings from this restructuring starting in our second quarter of fiscal year 2009, and we are continuing to evaluate our staffing levels as we strive to match the size of our infrastructure to our current business levels.

•

We have focused on controlling our variable costs and maximizing our gross profit. As a result, although we cannot control certain fixed costs, such as the cost of our education centers, our gross profit percentage only decreased to 57.0% during our first quarter of fiscal year 2009 from 60.0% during our first quarter of fiscal year 2008.

•

While we continue to believe that we can gain additional revenue by expanding our course library, we have somewhat scaled back our initiative to develop and offer increased numbers of new course titles, although we will continue to develop and introduce new course titles in response to market demand. Because of the many titles we had already started developing, and which are already well into the development pipeline, we expect the number of titles we will introduce during fiscal year 2009 to exceed the numbers introduced annually in the fiscal year 2006-2008 period.

•	We have also instituted a variety of other cost-saving measures throughout our operations.

•	We are looking hard at our sales and marketing expenses to find greater efficiencies, and focusing our sales and marketing investment on activities which we expect to provide a rapid positive return.

•

Additionally, we are continuing to evaluate all aspects of our business, both to identify opportunities to cut costs and operate more efficiently, but also to evaluate opportunities to significantly reshape our processes and our business model with the ultimate goal of ensuring that Learning Tree is optimally positioned to deal with the challenges of today’s economy.

KEY METRICS OF OUR FIRST QUARTER OF FISCAL YEAR 2009

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three months ended January 2, 2009:

•	Revenues decreased to $38.0 million from $50.9 million, a decline of 25.4% from the same quarter of our prior fiscal year;

•	Gross Profit decreased to 57.0% of revenues from 60.0% for the same quarter of our prior fiscal year;

•	Operating Expenses include $0.4 million of costs associated with the potential sale of the Company;

•	Operating Expenses include $0.4 million of costs associated with a restructuring that eliminated 73 existing positions worldwide;

•	Operating Expenses increased to 50.0% of revenues from 43.3% for the same quarter of our prior fiscal year;

•	Income from Operations was $2.7 million, a decrease of $5.8 million from the results for the same quarter of our prior fiscal year;

•	Net income decreased to $1.8 million compared to $5.9 million in our first quarter of fiscal year 2008;

•	The sum of cash and cash equivalents and current available for sale securities decreased $9.1 million to $61.6 million at January 2, 2009 compared with October 3, 2008;

•	Net working capital (current assets minus current liabilities) decreased $1.5 million at January 2, 2009 compared with October 3, 2008;

•	We purchased 353,195 shares of our common stock during the quarter for a total purchase price of $3.7 million; and

•

We increased the $2.6 million ($1.6 million after tax) temporary impairment of our auction rate securities that we took in the fourth quarter of fiscal year 2008 by $2.0 million ($1.2 million after tax). This amount has been recorded in other comprehensive income and does not decrease our reported net income.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as a percentage of revenues:

	Three months ended
	January 2, 2009	December 28, 2007
Revenues	100.0%	100.0%
Cost of revenues	43.0%	40.0%

Gross profit	57.0%	60.0%
Operating expenses:
Course development	5.8%	4.0%
Sales and marketing	24.0%	20.7%
General and administrative	20.2%	18.6%

Total operating expenses	50.0%	43.3%

Income from operations	7.0%	16.7%
Other income (expense), net	1.0%	1.8%

Income before taxes	8.0%	18.5%
Income tax provision	3.1%	6.9%

Net income	4.9%	11.6%

THREE MONTHS ENDED JANUARY 2, 2009 COMPARED WITH DECEMBER 28, 2007

Revenues. Revenues for our first quarter of fiscal year 2009 decreased by 25.4% compared to the same quarter in fiscal year 2008. The decrease in revenues is primarily due to three factors: (a) 13.5% fewer attendee-days of training per available week; (b) changes in foreign exchange rates caused revenues to decrease by 9.2%; and (c) because of the timing of quarter ends and holidays, our first quarter of fiscal year 2009 had only 11 weeks during which we conducted classes, an effective reduction in available training time of approximately 8.0% compared to our first quarter of fiscal year 2008. These adverse affects were partially offset by the effects of price increases and changes in product mix.

During our first quarter of fiscal year 2009, we trained 21,414 course participants, a 19.3% decrease from the 26,551 course participants we trained in the first quarter of the prior fiscal year, reflecting in part the one less week available for training during the first quarter of fiscal year 2009. Average days per event decreased to 3.6 days per event in the first quarter of fiscal year 2009 from 3.7 days per event in the first quarter of fiscal year 2008.

During our first quarter of fiscal year 2009, we provided 77,162 attendee-days of training, a 20.7% decrease from 97,356 attendee-days in the same quarter in fiscal year 2008, due in part to having one less week available for training. In our management courses during our first quarter of fiscal year 2009, we provided 26,413 attendee-days of training, a 13.7% decrease from the 30,620 attendee-days in the corresponding period in fiscal year 2008. In our technology courses during our first quarter of fiscal year 2009, we provided 50,749 attendee-days of IT training, a 24.0% decrease from the 66,736 attendee-days in the corresponding period in fiscal year 2008. In our first quarter of fiscal year 2009, average revenue per participant was 7.9% lower than in the same quarter of the prior fiscal year due primarily to the negative effect of changes in foreign exchange rates and an increase in the relative proportion of participants in management courses which are shorter and have a lower average revenue per participant than IT courses. This was slightly offset by the effects of price increases (exclusive of the effects of foreign exchange rates) and a shift in the mix of single seat, voucher and passport attendees at courses held in our own education centers.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our first quarter of fiscal year 2009, we presented 1,613 events compared to 1,969 events during the same period in fiscal year 2008. Our cost of revenues for our first quarter of fiscal year 2009 was $16.3 million compared to $20.3 million in the same period in fiscal year 2008. Our cost of revenues as a percentage of our revenues increased to 43.0% for our first quarter of fiscal year 2009 from 40.0% in the same quarter of the prior fiscal year. As a result, our gross profit percentage for the first quarter of fiscal year 2009 was 57.0% compared to 60.0% in the same quarter of the prior fiscal year. Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

The increase in cost of revenues as a percentage of revenues in our first quarter of fiscal year 2009 reflects a 9.3% decrease in average revenue per event partly offset by a 2.0% decrease in average cost per event. The decrease in our average revenue per event, is the result of a 1.5% decrease in average attendees per event and the 7.9% decrease in average revenue per participant discussed earlier. The decrease in average cost per event principally results from the effect of changes in foreign exchange rates and the decrease in attendees per event, largely offset by proportionately higher fixed costs per event due to having fewer events in the quarter over which to allocate the expenses associated with our education centers.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

As part of our previously announced initiative to increase the rate at which we develop and introduce new course titles, we spent $2.2 million on course development during our first quarter of fiscal year 2009. However, because we reduced spending on other aspects of our course development processes, we only spent $0.1 million more than in the same quarter of fiscal year 2008. Largely due to the decline in our revenues, course development expense was 5.8% of revenues in our first quarter of fiscal year 2009 compared to 4.0% in the same quarter of fiscal year 2008.

In our first quarter of fiscal year 2009, we introduced six new IT course titles and six new management course titles. We retired one management and three IT course titles in the first quarter. As a result, our library of instructor-led courses numbered 193 titles at the end of our first quarter of fiscal year 2009 compared with 160 titles at the end of the same quarter of the prior fiscal year. At the end of our first quarter of this fiscal year, we had 59 management titles in our course library, compared with 45 titles at the end of the same quarter of the prior fiscal year. Our library of IT titles numbered 134 at the end of our first fiscal quarter, compared to 115 at the end of the same quarter of the prior fiscal year.

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

Sales and marketing expense in our first quarter of fiscal year 2009 was 24.0% of revenues, compared with 20.7% for the same quarter in the prior fiscal year. Sales and marketing expense was $9.1 million in our first quarter of fiscal year 2009, compared to $10.5 million during our first quarter of fiscal year 2008. The net decrease was primarily attributable to a reduction of $1.0 million in the expenses incurred for the production and mailing of our catalogs due to mailing fewer catalogs. The remaining difference is due to reductions in professional service fees and reductions in sales expense; partially offset by increases in advertising expense and personnel expense. Included in these figures, changes in foreign exchange rates caused sales and marketing expenses to decline by about 8.0%.

General and Administrative Expenses. G&A expense during our first quarter of fiscal year 2009 was $7.7 million, a decrease of $1.8 million compared to $9.5 million in our first quarter of fiscal year 2008. Approximately $0.6 million of this was due to reductions in cash and equity incentive compensation expenses in the first quarter of fiscal year 2009. Additionally, our first quarters of both fiscal year 2009 and fiscal year 2008 included significant items not associated with current operations:

•

Our first quarter of fiscal year 2009 included $0.4 million for costs associated with exploring a potential sale of the company, including non-contingent transaction contribution bonuses for certain employees, principally in our finance and accounting department, as well as legal fees and special committee fees, and $0.4 million of restructuring costs incurred as a result of our November staff reductions.

•	Our first quarter of fiscal year 2008 included $0.8 million in one-time professional service fees, $0.3 million related to lapsed stock options and $0.2 million for contingency accruals.

The remainder of the difference was due to various cost reduction actions.

Again, despite the reduction in our absolute expenditure on G&A, the reduction in revenues resulted in G&A expense in our first quarter of 20.2% of revenues compared with 18.6% in the same quarter of our prior year.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During the first quarter of fiscal year 2009, other income, net totaled $0.4 million compared to $0.9 million in the same period of fiscal year 2008. The net decrease was primarily due to a reduction in interest income of $0.6 million due to lower interest rates, partly offset by a decrease in foreign currency transaction losses of $0.1 million.

Income Taxes. Our income tax provision in the first quarter of fiscal year 2009 decreased to $1.2 million from $3.5 million in the first quarter of fiscal year 2008. The decrease in our fiscal year 2009 tax provision was due to a reduction in pre-tax income, partially offset by an increase in our effective tax rate. Our income tax provision for the first quarter of fiscal year 2009 reflects a 39.6% effective tax rate, compared with our income tax provision used in the first quarter of fiscal year 2008, which reflected a 37.3% effective tax rate. The increase in the fiscal year 2009 effective rate is due to a permanent difference associated with stock option compensation expense, a reduction in the amount of tax-exempt interest income and lower expected pre-tax income. The lower expected pre-tax income generally tends to increase the effective tax rate because unfavorable permanent differences have a more significant impact on the rate because they do not fluctuate as much with revenues.

Net Income. Our net income for the first quarter of fiscal year 2009 was $1.8 million compared to net income of $5.9 million for the first quarter of fiscal year 2008.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2008 10-K.

Recently Issued Accounting Pronouncements.

On October 4, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures.

SFAS 157 does not require new fair value measurements but applies to other standards that require fair value measurement. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt SFAS 157 for nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal year 2010 as allowed by FSP 157-2. We do not currently believe adoption will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS 159”), which became effective for us October 4, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We chose not to elect the fair value option.

FLUCTUATIONS IN QUARTERLY RESULTS

Our quarterly results are affected by many factors, including the number of weeks during which courses can be conducted in a quarter, the nature and extent of our marketing, the timing of the introduction of new courses, competitive forces within the markets we serve, the mix of our course events between IT and management and customer site or education center venues, and currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash and cash equivalents on hand of $43.6 million at January 2, 2009. During the first quarter of fiscal year 2009, our total cash and cash equivalents decreased by $8.2 million. Our net working capital (current assets minus current liabilities) decreased $1.5 million during the same time period.

Cash Flows. Our cash and cash equivalents decreased $8.2 million to $43.6 million at January 2, 2009 from $51.8 million at October 3, 2008 (dollars in thousands).

	Three months ended
	January 2, 2009	December 28, 2007	Net Change
Cash used in operating activities	$(1,823)	$(145)	$1,678
Cash provided by (used in) investing activities	536	(8,518)	(9,054)
Cash used in financing activities	(3,659)	—	3,659
Effects of exchange rate changes on cash and cash equivalents	(3,268)	(151)	3,117

Decrease in cash and cash equivalents	$(8,214)	$(8,814)	$(600)

Cash used in operating activities increased by $1.7 million in the first quarter of fiscal year 2009 from $0.1 million in the same period of fiscal year 2008. Cash provided by investing activities increased by $9.1 million in the first quarter of fiscal year 2009, due primarily to a decrease in the purchases of equipment and other capital assets of $3.4 million and a decrease in net purchases of available for sale securities of $5.7 million. Cash used in financing activities increased by $3.7 million due to repurchases of our common stock. Changes in exchange rates had the effect of decreasing cash and cash equivalents by $3.1 million in the first quarter of fiscal year 2009, primarily reflecting a decline in exchange rates in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008, for the British Pound, Euro and Canadian Dollar as applied to our international cash balances.

Liquidity. During our first quarter of fiscal year 2009, the total of our cash and available for sale securities decreased by $11.1 million to $83.1 million at January 2, 2009 from $94.2 million at October 3, 2008. This decrease included the effects of $3.7 million of stock repurchases, $3.3 million from changes in foreign exchange rates and a $2.0 million non-cash charge for additional temporary impairment of our auction rate securities (“ARS”).

At January 2, 2009 our net working capital (current assets minus current liabilities) was $29.7 million, a $1.5 million decrease from our working capital balance at October 3, 2008 as a result of seasonality factors and the overall decline in revenues, partly offset by our net profit for the quarter. Current assets declined $13.1 million of which $5.0 million was due to the effect of changes in foreign exchange rates. Exclusive of the effects of changes in foreign rates, cash declined $4.7 million and accounts receivable declined $2.2 million. Declines in other current assets account for the remainder of the change. Current liabilities declined $11.6 million of which $3.8 million was due to the effect of changes in foreign exchange rates. Exclusive of the effects of foreign exchange rates, deferred revenues declined $4.0 million and accounts payable declined $3.1 million. Declines in other current liabilities account for the remainder of the change. The declines in accounts receivable and deferred liabilities are primarily due to lower revenues. The declines in accounts payable and the other working capital accounts are primarily due to lower levels of activity as evidenced by lower costs of revenues and lower operating costs.

We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

At January 2, 2009 we had $26.1 million in face value of ARS. This compares to $29.3 million in ARS at October 3, 2008. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their face value. However, we did sell $15.8 million of our ARS in fiscal year 2008 and an additional $3.2 million in the first quarter of fiscal year 2009, all at their stated value. We have signed a repurchase agreement with UBS under which we have the right to sell our remaining $26.1 million of ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Because we have been unable to liquidate these securities, and because of continued liquidity issues in the global credit and capital markets, we continue to classify the ARS as non-current assets as of January 2, 2009.

Capital Requirements. During the first quarter of fiscal year 2009, we made capital expenditures of $0.4 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $4.0 million in equipment and other capital assets during fiscal year 2009. Our contractual obligations as of January 2, 2009 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Capital Requirements” of our 2008 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2008 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

FUTURE OUTLOOK

As we have for the past 34 years, we continue to emphasize excellence in educating and training managers and IT professionals from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that Learning Tree’s proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems

The current economic climate is having an effect on our business, and many economists are predicting a long, challenging period for the global economy. We believe that effective training in information technology and management skills improves our customers’ competitiveness, and that our customers will continue to invest in training their personnel in these critical competencies. However, we also expect that some customers will reduce their spending on training services as part of their response to the current economic conditions. We therefore believe we must manage our business with the expectation that such economic conditions will adversely affect our revenues, an impact that will only be partially offset by the positive effects of the growth initiatives we instituted last year.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. We expect to report a negative effect of approximately 12.0% due to changes in foreign exchange rates in our second quarter of fiscal year 2009, which will have the effect of increasing both our revenues and our expenses compared to our second quarter of fiscal year 2008.

Expenses Associated with the Potential Sale of the Company. Our projections for our second quarter of fiscal year 2009 include approximately $0.4 million of G&A expense related to the potential sale of the Company, which will reduce our projected operating income and pre-tax income by that amount.

Second Quarter Revenues. We currently expect revenues in our second quarter of fiscal year 2009 to be between $28.5 million and $30.0 million, compared to $39.2 million in the same quarter of fiscal year 2008.

Second Quarter Gross Profit. We expect our gross profit percentage in our second quarter of fiscal year 2009 to be between 47.2% and 48.7% compared to 54.9% in our second quarter of fiscal year 2008.

Second Quarter Operating Expenses. We expect overall operating expenses for our second quarter of fiscal year 2009 to be between $17.5 and $18.5 million.

Second Quarter Operating Loss. As a result of the above factors, we expect an operating loss for our second quarter of fiscal year 2009 to be between $3.5 million and $5.0 million, compared with operating income of $0.7 million in the second quarter of fiscal year 2008.

Second Quarter Interest Income. We expect second quarter interest income to be approximately $0.5 million.

Second Quarter Pre-Tax Loss. As a result of the above factors, we expect the pre-tax loss for our second quarter of fiscal year 2009 to be between $3.0 million and $4.9 million, compared with pre-tax income of $2.2 million in the second quarter of fiscal year 2008.

Effective Tax Rate. We estimate that our effective tax rate in our second quarter of fiscal year 2009 will be approximately 40.0%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by this item see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2008 Annual Report on Form 10-K. We do not believe our exposure to market risk has changed materially since October 3, 2008.

As discussed in Note 8 and in the Liquidity and Capital Resources section of this report, we held $26.1 million in ARS at January 2, 2009. Due to the turmoil in the worldwide credit markets since mid February 2008, we were not able to sell these securities in the scheduled auctions. There can be no assurance that we will be able to sell these securities at par in the unexpected event that we need to do so in the near term. However, these ARS are backed by long-term debt which, if necessary, we have the ability to hold until maturity.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls that occurred during the period covered by this report that we believe have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. As of January 2, 2009, we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on our financial position or results of operations.

Beginning in 1996, we have sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. The Government has asserted that the expiration and prepayment terms of those programs violate the terms of our GSA contract, and Learning Tree’s acceptance of payment under these terms violates the civil False Claims Act, 31 U.S.C. 3729. We do not agree and are continuing discussions with the Government concerning the extent and amount of any liability. If we were to refund all unused amounts on the expired passports and vouchers involved based on our standard refund processes, we believe that the amount involved (including interest since the date of each expiration) would be approximately $4.1 million. The Government has not filed suit on this matter; however, in the event that the Government were to file suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

Item 1A.	RISK FACTORS

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2008 Annual Report on Form 10-K for the year ended October 3, 2008. Please refer to that section of our 2008 Annual Report on Form 10-K for disclosure regarding the risks and uncertainties related to our business. We do note that, as discussed in Note 8 and in the Liquidity and Capital Resources section, we held $26.1 million in auction rate securities at January 2, 2009. Due to the turmoil in the worldwide credit markets since mid February 2008, we were not able to sell these securities in the scheduled auctions, and there can be no assurance that we would be able to sell them at or near par in the unexpected event that we needed to do so in the near term.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the repurchases by us of our Common Stock during the three months ended January 2, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 4, 2008 – October 31, 2008	139,288	$10.60

November 1, 2008 – November 30, 2008	114,128	$10.85

December 1, 2008 – January 2, 2009	99,779	$9.47

Total	353,195	$10.36

(1)	All of these shares were repurchased other than through a publicly announced plan or program, in open-market transactions, pursuant to an authorization from our board of directors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 10, 2009	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ Nicholas R. Schacht
Nicholas R. Schacht
Chief Executive Officer

	By:	/s/ Charles R. Waldron
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)