Form 10-Q
period 2009-04-03
LEARNING TREE INTERNATIONAL INC
filed 2009-05-12
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, $.0001 par value, outstanding as of May 7, 2009 was 14,968,946.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q – April 3, 2009

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 3, 2009	October 3, 2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$37,040	$51,853
Available for sale securities	17,843	18,909
Trade accounts receivable, net	13,852	19,685
Income tax receivable	1,333	2,475
Prepaid expenses	5,504	4,750
Other current assets	1,815	3,622

Total current assets	77,387	101,294
Equipment, Property and Leasehold Improvements:
Education and office equipment	39,438	42,658
Transportation equipment	214	206
Property and leasehold improvements	26,605	27,663

	66,257	70,527
Less: accumulated depreciation and amortization	(45,785)	(46,523)

	20,472	24,004
Available for sale securities	20,875	23,440
Restricted interest-bearing investments	8,696	10,222
Deferred income taxes	12,092	11,080
Other assets	1,751	2,384

Total assets	$141,273	$172,424

Liabilities
Current Liabilities:
Trade accounts payable	$7,587	$10,968
Deferred revenues	40,832	47,712
Accrued payroll, benefits and related taxes	3,969	4,921
Other accrued liabilities	3,117	4,201
Income taxes payable	563	1,011
Current portion of deferred facilities rent	1,094	1,063
Deferred income taxes	215	189

Total current liabilities	57,377	70,065
Asset retirement obligations	2,915	3,319
Deferred income taxes	241	277
Deferred facilities rent	5,023	5,650
Noncurrent tax liabilities	6,306	6,715

Total liabilities	71,862	86,026

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value; 75,000,000 shares authorized;
15,091,553 and 16,556,607 issued and outstanding, respectively	2	2
Additional paid-in capital	3,702	3,220
Accumulated comprehensive loss	(5,492)	(852)
Retained earnings	71,199	84,028

Total stockholders’ equity	69,411	86,398

Total liabilities and stockholders’ equity	$141,273	$172,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Revenues	$30,526	$39,236	$68,492	$90,126
Cost of revenues	14,398	17,709	30,715	38,040

Gross profit	16,128	21,527	37,777	52,086
Operating expenses:
Course development	1,977	2,574	4,188	4,646
Sales and marketing	8,846	10,519	17,957	21,062
General and administrative	7,766	7,745	15,421	17,211

	18,589	20,838	37,566	42,919

Income (loss) from operations	(2,461)	689	211	9,167
Other income (expense):
Interest income, net	412	1,081	1,024	2,264
Foreign exchange gains (losses)	(38)	327	(241)	(3)
Other, net	(30)	110	(61)	178

	344	1,518	722	2,439

Income (loss) before provision for income taxes	(2,117)	2,207	933	11,606
Provision (benefit) for income taxes	(756)	874	452	4,378

Net income (loss)	$(1,361)	$1,333	$481	$7,228

Earnings (loss) per share:
Income (loss) per common share—basic	$(0.09)	$0.08	$0.03	$0.44

Income (loss) per common share—diluted	$(0.09)	$0.08	$0.03	$0.44

Weighted average shares outstanding:
Weighted average shares—basic	15,623	16,518	15,967	16,513

Weighted average shares—diluted	15,623	16,563	15,967	16,569

Comprehensive income (loss):
Net income (loss)	$(1,361)	$1,333	$481	$7,228
Temporary impairment of auction rate securities	(352)	(2,604)	(1,481)	(2,604)
Foreign currency translation adjustments	(101)	333	(3,159)	153

Comprehensive income (loss)	$(1,814)	$(938)	$(4,159)	$4,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	April 3, 2009	March 28, 2008
Cash flows—operating activities
Net Income	$481	$7,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,020	3,252
Share based compensation	482	873
Deferred income taxes	(100)	(923)
Provision for doubtful accounts	89	3
Accretion on asset retirement obligations	87	110
(Gains) losses on disposal of equipment and leasehold improvements	27	(1)
Gain on liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	—	(92)
Unrealized foreign exchange (gains) losses	(345)	155
Changes in operating assets and liabilities:
Trade accounts receivable	4,856	(486)
Prepaid marketing expenses	35	(124)
Prepaid expenses and other assets	1,917	(1,005)
Income tax receivable / payable	(171)	(2,777)
Trade accounts payable	(2,675)	(2,466)
Deferred revenues	(3,777)	1,654
Deferred facilities rent	(417)	31
Asset retirement obligations	—	(63)
Other accrued liabilities	(1,068)	(679)

Net cash provided by operating activities	2,441	4,690

Cash flows—investing activities:
Purchases of available for sale securities	(5,035)	(8,850)
Sales of available for sale securities	6,120	14,825
Liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	—	92
Purchases of equipment, property and leasehold improvements	(696)	(4,380)
Proceeds from sale of equipment, property and leasehold improvements	1	1

Net cash provided by investing activities	390	1,688

Cash flows—financing activities:
Payments to repurchase common stock	(13,310)	—

Net cash used in financing activities	(13,310)	—

Effects of exchange rate changes on cash and cash equivalents	(4,334)	510

Net (decrease) increase in cash and equivalents	(14,813)	6,888
Cash and cash equivalents at beginning of period	51,853	49,732

Cash and cash equivalents at end of period	$37,040	$56,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended October 3, 2008 included in our Annual Report on Form 10-K.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the second quarter of the current fiscal year ended on April 3, 2009, while the second quarter of our prior fiscal year ended on March 28, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly our financial position as of April 3, 2009 and our results of operations for the three months and six months ended April 3, 2009 and March 28, 2008, and our cash flows for the six months ended April 3, 2009 and March 28, 2008.

NOTE 2 – STOCK-BASED COMPENSATION

Stock-based compensation expense related to employee stock options and restricted stock grants of $0.3 million and $0.5 million was included in cost of revenues and operating expenses during the three months and six months ended April 3, 2009, allocated in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.4 million and $0.9 million for employee stock options and restricted stock grants for the three months and six months ended March 28, 2008, respectively.

In the three months ended April 3, 2009 we reviewed our estimated forfeiture rate and recorded a charge of $0.1 million to reduce to zero the estimated forfeiture rate for our executive personnel.

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

	Six months ended April 3, 2009	Year ended October 3, 2008
ARO balance, beginning of period	$3,319	$3,523
Accretion expense	87	201
Liabilities satisfied	—	(1)
Gain on settlement of ARO liability	—	(86)
Revisions in expected cash flows	—	82
Foreign currency translation	(491)	(400)

ARO balance, end of period	$2,915	$3,319

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, when their effect is dilutive. Approximately 0.6 million stock options and restricted stock grants were excluded from the computations of diluted earnings (loss) per share for the three and six months ended April 3, 2009. Approximately 0.1 million and 0.5 million stock options and restricted stock grants were excluded from the computations of diluted earnings per share for the three and six months ended March 28, 2008, respectively, because their effect would not have been dilutive. The computations for basic and diluted earnings (loss) per share are as follows:

	Three months ended		Six months ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Numerator:
Net income (loss)	$(1,361)	$1,333	$481	$7,228

Denominator:
Weighted average shares outstanding
Basic	15,623	16,518	15,967	16,513
Effect of dilutive securities	—	45	—	56

Diluted	15,623	16,563	15,967	16,569

Income (loss) per common share—basic	$(0.09)	$0.08	$0.03	$0.44

Income (loss) per common share—diluted	$(0.09)	$0.08	$0.03	$0.44

NOTE 5 – INCOME TAXES

The income tax provision used in the first six months of fiscal year 2009 reflects a 48.4% effective tax rate, which approximates our expected fiscal year 2009 full year effective tax rate, taking into consideration all projected permanent differences, and discrete items recorded in the year-to-date period. The income tax provision used in the first six months of fiscal year 2008 reflected a 37.7% effective tax rate.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations, except as noted below.

Beginning in 1996, we have sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. The Government has asserted that the expiration and prepayment terms of those programs violate the terms of our GSA contract, and our acceptance of payment under these terms violates the civil False Claims Act, 31 U.S.C. 3729. We do not agree and are continuing discussions with the Government concerning the extent and amount of any liability. If we were to refund all unused amounts on the expired passports and vouchers involved based on our standard refund processes, we believe that the amount involved (including interest since the date of each expiration) would be approximately $4.2 million. The Government has not filed suit on this matter; however, in the event that the Government were to file suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

NOTE 7 – SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the second quarter and first six months of fiscal years 2009 and 2008.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the second quarter and first six months of fiscal years 2009 and 2008 is as follows:

	Three months ended		Six months ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Revenues:
United States	$14,515	$16,096	$30,708	$37,910
Canada	3,781	5,398	7,897	10,790
United Kingdom	7,701	11,241	16,743	23,830
France	2,396	3,320	7,723	9,751
Sweden	1,493	2,614	3,960	6,282
Japan	640	567	1,461	1,563

Total	$30,526	$39,236	$68,492	$90,126

Gross profit:
United States	$7,402	$7,935	$15,768	$20,423
Canada	2,408	3,599	5,178	7,192
United Kingdom	3,888	6,238	8,919	13,393
France	1,086	1,757	4,491	5,844
Sweden	920	1,668	2,459	4,223
Japan	424	330	962	1,011

Total	$16,128	$21,527	$37,777	$52,086

Total assets:
United States	$85,609	$96,977
Canada	13,631	17,470
United Kingdom	27,127	36,316
France	7,637	9,379
Sweden	6,092	9,653
Japan	1,177	3,059

Total	$141,273	$172,854

NOTE 8 – AVAILABLE FOR SALE SECURITIES

At April 3, 2009 we had $26.1 million in face value of auction rate securities (“ARS”). This compares to $29.3 million in face value of ARS at October 3, 2008. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their stated value. However, we did sell $15.8 million of our ARS in fiscal year 2008, and an additional $3.2 million in the first quarter of fiscal year 2009, all at their stated value. We have signed a repurchase agreement with UBS under which we have the right to sell our remaining $26.1 million of ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Based on a valuation performed by an independent expert, we concluded there was a temporary impairment of $2.6 million in the fair value of our ARS as of October 3, 2008. This valuation is updated at the end of each quarter. Because we believe we will be able to redeem these securities at par in the foreseeable future, we do not consider the impairment to be other than temporary or to be permanent. In November 2008, three of our five ARS were downgraded by several credit agencies from AAA or AA to A, A1 or Baa1. At the end of our first quarter of fiscal year 2009, we updated our evaluation of our ARS based on the evaluation by our independent expert. As a result, the temporary impairment of our ARS increased from $2.6 million to $4.6 million. At the end of our second quarter of fiscal year 2009, based on the evaluation by our independent expert we increased the temporary impairment from $4.6 million to $5.2 million. We recorded a reduction of $0.4 million and $1.6 million on an after-tax basis for the impairment of the ARS to other comprehensive income in the second quarter and the first six months of fiscal year 2009, respectively.

Because we have been unable to liquidate these securities, and because of continued liquidity issues in the global credit and capital markets, we continue to classify the ARS as non-current assets as of April 3, 2009.

NOTE 9 – STOCKHOLDERS’ EQUITY

During the three and six months ended April 3, 2009, respectively, we repurchased 1,140,388 and 1,493,583 shares of our common stock at a total cost of approximately $9.6 million and $13.3 million. See also Note 11. These shares were retired, and the purchase price for the shares was charged to retained earnings.

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

Level 3 – Unobservable inputs that reflect management’s assumptions about the estimates and risks that market participants would use in pricing the asset or liability.

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

•

Municipal and Commercial Securities—Since these securities are not as liquid, with the assistance of our investment broker/advisor, the fair values are determined using valuation models that include assumptions about interest rates, yield curves, credit risks, and default rates.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at April 3, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper	$—	$4,496	$—
U.S. government and agency securities	5,298	—	—
Municipal securities and auction rate securities	—	12,545	20,875

	$5,298	$17,041	$20,875

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents the changes in Level 3 assets measured on a recurring basis for the six months ended April 3, 2009. All of our level 3 assets consist of ARS classified as noncurrent, with changes in fair value included in other comprehensive income (loss).

Auction Rate Securities
Balance, beginning of period	$26,640
Total realized and unrealized losses:
Included in other comprehensive income (loss)	(2,565)
Purchases, issuances, and settlements	(3,200)

Balance, end of period	$20,875

Change in unrealized losses relating to assets still held at April 3, 2009	$(2,565)

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three and six months ended April 3, 2009.

NOTE 11 – SUBSEQUENT EVENT

After the end of our second quarter, and through May 7, 2009, we repurchased an additional 122,607 shares of our common stock at a total cost of approximately $1.1 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008 (our “2008 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or that management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, management. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: risks associated with the timely development, introduction, and customer acceptance of our courses; competition; international operations, including currency fluctuations; changing economic and market conditions; technology development and new technology introduction; efficient delivery and scheduling of our courses; adverse weather conditions, strikes, acts of war or terrorism and other external events; and attracting and retaining qualified personnel. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 11 and elsewhere in our 2008 10-K, as well as in our other filings with the Securities and Exchange Commission.

The risks included in our filings are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except as required by law.

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

Based on their sophistication and quality, all our courses are recommended for one to two semester hours of college credit by the American Council on Education. We are also a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute.

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

CURRENT ECONOMIC ISSUES

The current business environment is among the most challenging we have faced in our 34 year history, as businesses have been cutting back on spending of all kinds in response to the global economic crisis. As an indication of the effect this slowdown had on our business during our second quarter and first six months of fiscal year 2009, the number of course participants per available training week declined by approximately 18.5% and 16.0%, respectively, compared to the same periods in fiscal year 2008. Our overall reported revenues for our second quarter and first six months of fiscal year 2009 declined by 22.2% and 24.0%, respectively, from those in the same periods of fiscal year 2008. Changes in foreign exchange rates account for 11.6% and 10.2%, respectively, of the decline.

We have already taken steps to reconfigure our business to meet these challenges:

•

During our first and second quarters of fiscal year 2009, we reduced our staffing levels by a total of 97 people, across a wide range of levels, functions and locations, representing approximately 18% of our workforce at the start of our fiscal year. We began realizing cost savings from these actions in our second quarter and will realize increased cost savings over the remainder of our fiscal year.

•

Effective April 1, 2009, we reduced the salaries of our staff in our corporate headquarters and our United States subsidiary and payments to Directors by an annualized amount of approximately $780,000, and also eliminated corporate management incentive compensation for corporate executives for fiscal 2009.

•	We made certain other changes to reduce the costs of employee compensation and benefits, representing an annualized amount of approximately $725,000.

•

Although in the short term it is difficult to reduce certain of our fixed costs, such as the cost of our education centers, by focusing on controlling our variable costs we were able to minimize the effect that the significant reduction in our revenues had on our gross profit. As a result, we achieved a gross profit percentage of 52.8% during our second quarter of fiscal year 2009 compared to 54.9% during our second quarter of fiscal year 2008. Our gross profit for our first six months of fiscal year 2009 similarly decreased to 55.2% as compared to 57.8% for the same period in fiscal year 2008.

•

While we have scaled back our initiative to develop and offer increased numbers of new course titles, we have continued to develop and introduce new course titles in response to market demand. Because at the start of fiscal 2009 many new titles were already well into the development pipeline, we expect the number of titles we will introduce this fiscal year to exceed the annual numbers we introduced between 2006 and 2008.

•	We have continued to refine the focus of our sales and marketing investment on those activities which we expect to provide a rapid positive return.

•	We have also focused on reducing and controlling our general and administrative expenses in order to maintain an infrastructure matched to our current revenues.

KEY METRICS OF OUR SECOND QUARTER OF FISCAL YEAR 2009

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three months ended April 3, 2009:

•	Revenues decreased to $30.5 million from $39.2 million, a decline of 22.2% from the same quarter of our prior fiscal year;

•	Gross profit decreased to 52.8% of revenues from 54.9% for the same quarter of our prior fiscal year;

•	Operating expenses include $0.3 million of costs associated with the previously abandoned effort to explore the potential sale of the company;

•	Operating expenses include $0.8 million of costs associated with a restructuring that reduced staffing levels by 55 people worldwide during the quarter;

•	Operating expenses, while decreasing by $2.2 million compared to the same quarter of our prior fiscal year, increased to 60.9% of revenues from 53.1% for the same quarter of our prior fiscal year;

•	Loss from operations was $2.5 million compared to income from operations of $0.7 million in the same quarter of our prior fiscal year;

•	Net loss was $1.4 million compared to net income of $1.3 million in our second quarter of fiscal year 2008;

•	We repurchased 1,140,388 shares of our common stock during the quarter for a total purchase price of $9.6 million;

•	The sum of cash and cash equivalents and current available for sale securities decreased $15.9 million to $54.9 million at April 3, 2009 compared with October 3, 2008; and

•	Net working capital (current assets minus current liabilities) decreased by $11.2 million at April 3, 2009 compared with October 3, 2008.

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the six months ended April 3, 2009:

•	Revenues decreased to $68.5 million from $90.1 million, a decline of 24.0% from the same period of our prior fiscal year;

•	Gross profit decreased to 55.2% of revenues from 57.8% for the same period of our prior fiscal year;

•	Operating expenses include $0.7 million of costs associated with the previously abandoned effort to explore the potential sale of the company;

•	Operating expenses include $1.2 million of costs associated with our restructuring that reduced staffing levels by 97 people worldwide since the end of fiscal year 2008;

•

Operating expenses, while decreasing by $5.4 million compared to the same period of our prior fiscal year, increased to 54.9% of revenues from 47.6% over the same period of our prior fiscal year, reflecting the decrease in our revenues;

•	Income from operations was $0.2 million, a decrease of $9.0 million compared to the same period of our prior fiscal year;

•	Net income decreased to $0.5 million compared to $7.2 million in the same period of our prior fiscal year;

•

We increased the $2.6 million ($1.6 million after tax) temporary impairment of our auction rate securities that we recorded in the fourth quarter of fiscal year 2008 by $2.6 million ($1.5 million after tax). This amount has been recorded in other comprehensive income and did not decrease our reported Net income; and

•	We repurchased 1,493,583 shares of our common stock during the period for a total purchase price of $13.3 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended		Six months ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.2%	45.1%	44.8%	42.2%

Gross profit	52.8%	54.9%	55.2%	57.8%
Operating expenses:
Course development	6.5%	6.6%	6.1%	5.1%
Sales and marketing	29.0%	26.8%	26.2%	23.4%
General and administrative	25.4%	19.7%	22.6%	19.1%

Total operating expenses	60.9%	53.1%	54.9%	47.6%

Income (loss) from operations	-8.1%	1.8%	0.3%	10.2%
Other income (expense), net	1.2%	3.8%	1.1%	2.7%

Income (loss) before taxes	-6.9%	5.6%	1.4%	12.9%
Income tax provision (benefit)	-2.4%	2.2%	0.7%	4.9%

Net income (loss)	-4.5%	3.4%	0.7%	8.0%

THREE AND SIX MONTHS ENDED APRIL 3, 2009 COMPARED WITH MARCH 28, 2008

Revenues. Revenues for our second quarter of fiscal year 2009 decreased by 22.2% compared to the same quarter in fiscal year 2008. The decrease in revenues is primarily due to two factors: (a) 20.0% fewer attendee-days of training per available week; and (b) changes in foreign exchange rates, which caused revenues to decrease by 11.6%. These adverse effects were partially offset by the effects of price increases of 3.2% and having one additional week for training, which increased available training time by about 7.0%.

During our second quarter of fiscal year 2009, we trained 17,958 course participants, an 11.6% decrease from the 20,309 course participants we trained in the second quarter of the prior fiscal year. Average days per event decreased to 3.6 days per event in the second quarter of fiscal year 2009, a decrease of 1.1% from the second quarter of fiscal year 2008.

During our second quarter of fiscal year 2009, we provided 64,001 attendee-days of training, a 13.1% decrease from 73,687 attendee-days in the same quarter in fiscal year 2008. In our management courses during our second quarter of fiscal year 2009, we provided 23,571 attendee-days of training, a 4.3% increase from the 22,596 attendee-days in the corresponding period in fiscal year 2008. In our information technology (“IT”) courses during our second quarter of fiscal year 2009, we provided 40,430 attendee-days of IT training, a 20.9% decrease from the 51,091 attendee-days in the corresponding period in fiscal year 2008. In our second quarter of fiscal year 2009, average revenue per participant was 13.0% lower than in the same quarter of the prior fiscal year due primarily to the 11.6% negative effect of changes in foreign exchange rates and an increase in the relative proportion of participants in management courses, which are shorter and have a lower average revenue per participant than IT courses. These negative effects were slightly offset by the effects of price increases (exclusive of the effects of foreign exchange rates).

Revenues for the six months ended April 3, 2009 decreased 24.0% compared to the same period in fiscal year 2008. The decrease in revenue is primarily due to (a) 17.5% fewer attendee-days of training per available week; and (b) changes in foreign exchange rates, which caused revenues to decrease by 10.2%.

During the six months ended April 3, 2009, we provided 141,136 attendee-days of training, a 17.5% decline from the 171,043 attendee-days in the same period in fiscal year 2008. In our management courses during the six months ended April 3, 2009, we provided 49,951 attendee-days of training, a 6.1% decrease over the 53,216 attendee-days in the corresponding period in fiscal year 2008. In our IT courses during the six months ended April 3, 2009, we provided 91,185 attendee-days of training, a 22.6% decrease from the 117,827 attendee-days in the corresponding period in fiscal year 2008.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our second quarter of fiscal year 2009, we presented 1,503 events, a 4.5% decrease from 1,574 events during the same period in fiscal year 2008. Our cost of revenues for our second quarter of fiscal year 2009 was $14.4 million compared to $17.7 million in the same period in fiscal year 2008. Primarily due to the decrease in our revenues, our cost of revenues as a percentage of our revenues increased to 47.2% for our second quarter of fiscal year 2009 from 45.1% in the same quarter of the prior fiscal year. As a result, our gross profit percentage for the second quarter of fiscal year 2009 was 52.8% compared to 54.9% in the same quarter of the prior fiscal year. Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

During the first six months of fiscal year 2009, we presented 3,116 events, a 12.1% decrease from 3,543 events during the same period in fiscal year 2008. Our cost of revenues for our first six months of fiscal year 2009 was $30.7 million compared to $38.0 million in the same period in fiscal year 2008. Our cost of revenues as a percentage of our revenues increased to 44.8% for our first six months of the fiscal year from 42.2% in the same period of the prior fiscal year, primarily due to the decrease in our revenues.

The increase in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2009 reflects a 19.4% decrease in average revenue per event partly offset by a 14.9% decrease in average cost per event. The decrease in our average revenue per event is the result of a 7.4% decrease in average attendees per event and the 13.0% decrease in average revenue per participant discussed above. The decrease in average cost per event principally results from the effect of changes in foreign exchange rates and the decrease in attendees per event, largely offset by proportionately higher fixed costs per event due to having fewer events in the second quarter of fiscal year 2009 over which to allocate the expenses associated with our education centers.

The increase in cost of revenues as a percentage of revenues in the six months ended April 3, 2009 reflects a 14.2% decrease in average revenue per event, partly offset by an 8.2% decrease in average cost per event. The decrease in our average revenue per event is the result of a 4.5% decrease in average attendees per event and the 10.2% decrease in average revenue per participant discussed above. The decrease in average cost per event principally results from the effect of changes in foreign exchange rates and the decrease in attendees per event, largely offset by proportionately higher fixed costs per event due to having fewer events in the first six months of fiscal year 2009 over which to allocate the expenses associated with our education centers.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During the second quarter of fiscal years 2009 and 2008, course development expenses were 6.5% and 6.6% of revenues, respectively. Overall spending on course development in the second quarter of fiscal year 2009 was $2.0 million, a 23.2% decrease from the $2.6 million spent on course development in the second quarter of fiscal year 2008. The decrease in spending reflects a reduction in new course development during the quarter.

Overall spending on course development in the first six months of fiscal year 2009 was $4.2 million, a 9.9% decrease over the $4.7 million spent on course development in the first six months of fiscal year 2008. Largely due to the decline in our revenues, course development expenses were 6.1% of revenues in the first six months of fiscal year 2009 as compared to 5.1% in the first six months of the prior fiscal year. The decrease in expense primarily reflects a decline of $0.3 million for the use of subject matter experts corresponding to the reduction of new courses being developed in fiscal year 2009 compared to fiscal year 2008.

In our second quarter of fiscal year 2009, we introduced six new IT course titles and nine new management course titles. We retired no management course titles and retired two IT course titles in the second quarter. As a result, our library of instructor-led courses numbered 206 titles at the end of our second quarter of fiscal year 2009 compared with 163 titles at the end of the same quarter of the prior fiscal year. At the end of our second quarter of this fiscal year, we had 68 management titles in our course library, compared with 46 titles at the end of the same quarter of the prior fiscal year. Our library of IT titles numbered 138 at the end of our second fiscal quarter, compared to 117 at the end of the same quarter of the prior fiscal year.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of: designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities. Our sales and marketing expenses, and in particular our expenditure on course catalogs, is one of our largest expenditures. We have adjusted the market sectors to which we mail our catalogs, and continue to evaluate additional ways to increase the efficiency of our marketing expenditures by spending less without materially reducing, and in fact while increasing the response to that marketing.

Sales and marketing expense in our second quarter of fiscal year 2009 was 29.0% of revenues, compared with 26.8% for the same quarter in the prior fiscal year, as a result of the declines in revenue, partly offset by lower spending. Sales and marketing expense was $8.8 million in our second quarter of fiscal year 2009, compared to $10.5 million during our second quarter of fiscal year 2008. The net decrease was primarily attributable to a reduction of $0.9 million in the expenses incurred for the production and mailing of our catalogs due to mailing fewer catalogs. The remaining difference is due to reductions in sales expense of $0.6 million and decreases in advertising expense of $0.2 million. Changes in foreign exchange rates included in these figures caused sales and marketing expenses to decline by about 9.0%.

Our sales and marketing expenses in our first six months of fiscal year 2009 increased to 26.2% from 23.4% in our first six months of fiscal year 2008, as a result of the declines in revenue, partly offset by lower spending. Sales and marketing expense decreased by $3.1 million to $18.0 million for our first six months of fiscal year 2009 from the same period of our prior fiscal year. The decrease was primarily attributable to reductions of $1.9 million in the expenses incurred for the production and mailing of our catalogs due to mailing fewer catalogs, $0.9 million in sales expense, and $0.6 million in professional service fees. These reductions were offset by increases of $0.3 million in marketing personnel costs. Changes in foreign exchange rates included in these figures caused sales and marketing expenses to decline by about 8.4%.

General and Administrative Expenses. G&A expense during our second quarter of fiscal year 2009 was $7.8 million, an increase of $0.1 million compared to $7.7 million in our second quarter of fiscal year 2008. Our second quarter of fiscal year 2009 included significant items not associated with current operations:

•	$0.8 million for costs associated with reconfiguring our business to meet the challenges of the current business environment; and

•

$0.3 million for costs associated with the previously abandoned exploration of a potential sale of the company, including non-contingent transaction contribution bonuses for certain employees, principally in our finance and accounting department.

These increases were largely offset by decreases of approximately $0.5 million in professional service fees and $0.3 million due to reductions in cash and equity incentive compensation expenses during the second quarter of fiscal year 2009. The remainder of the difference was due to various cost reduction actions. Changes in foreign exchange rates included in these figures caused total general and administrative expenses to decline by about 7.8%.

Despite the small increase in our absolute expenditure on G&A, the reduction in revenues resulted in G&A expense as a percentage of revenues of 25.4% in the second quarter of fiscal year 2009 compared with 19.7% in the same quarter of our prior fiscal year.

G&A expense during the first six months of fiscal year 2009 was $15.4 million, a decrease of $1.8 million compared to $17.2 million in the same period during fiscal year 2008. Approximately $0.8 million of this decrease was due to reductions in equity and incentive compensation, $0.5 million for reductions in payroll and benefits, $0.4 million for reductions in professional service fees and $0.4 million across other areas. Additionally, our first six months of both fiscal years 2009 and 2008 included significant items not associated with current operations.

•

Our first six months of fiscal year 2009 included $1.2 million for costs associated with reconfiguring our business to meet the challenges of the current business environment and $0.7 million for costs associated with exploring the sale of the company, primarily for non-contingent transaction contribution bonuses for certain employees.

•

Our first six months of fiscal year 2008 included professional service fees of $1.0 million for tax services and financial consulting, $0.3 million related to lapsed options, $0.2 million for contingency accruals and $0.1 million for severance.

Changes in foreign exchange rates caused total general and administrative expenses to decline by about 6.1%. Despite the reduction in our absolute expenditure on G&A, the reduction in revenues resulted in G&A expense as a percentage of revenues of 22.6% in the first six months of fiscal year 2009 compared with 19.1% in the same period of our prior fiscal year.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During the second quarter of fiscal year 2009, other income, net totaled $0.3 million compared to $1.5 million in the same period of fiscal year 2008. The net decrease was primarily due to a reduction in interest income of $0.7 million due to lower interest rates and lower cash balances. In the second quarter of fiscal year 2009, we had a foreign currency transaction loss of $0.1 million compared to a foreign currency transaction gain of $0.3 million in the same period of our prior year.

During the first six months of fiscal year 2009, other income, net totaled $0.7 million compared to $2.4 million in the same period of fiscal year 2008. The net decrease was primarily due to a reduction in interest income of $1.2 million due to lower interest rates and lower cash balances, an increase of $0.2 million in foreign currency transaction losses and $0.1 million of receipts on the liquidation of an investment in Rasmussen College in fiscal year 2008.

Income Taxes. Our income tax provision in the second quarter of fiscal year 2009 was a benefit of $0.8 million compared to expense of $0.9 million in the second quarter of fiscal year 2008. The benefit recognized for the second quarter of fiscal year 2009 was due to the pre-tax loss. Our income tax provision for the first six months of fiscal year 2009 reflects a 48.4% effective tax rate, compared with our income tax provision used in the first six months of fiscal year 2008, which reflected a 37.7% effective tax rate. The increase in the fiscal year 2009 effective rate is due to a permanent difference associated with stock option compensation expense, a reduction in the amount of tax-exempt interest income and lower expected pre-tax income. The lower expected pre-tax income generally tends to increase the effective tax rate, as unfavorable permanent differences have a more significant impact on the rate because they do not fluctuate as much with revenues.

Net Income (Loss). Our net loss for the second quarter of fiscal year 2009 was $1.4 million compared to net income of $1.3 million for the second quarter of fiscal year 2008.

Our net income for the first six months of fiscal year 2009 was $0.5 million compared to net income of $7.2 million for the first six months of fiscal year 2008.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2008 10-K.

Recently Issued Accounting Pronouncements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The Company is studying the potential impact of this pronouncement.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual financial statements. The FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for us on April 4, 2009. The Company does not expect the adoption of this FSP will have a material impact on the financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

On October 4, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures. SFAS 157 does not require new fair value measurements but applies to other standards that require fair value measurement. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt SFAS 157 for nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal year 2010 as allowed by FSP 157-2. We do not currently believe adoption will have a material impact on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at April 3, 2009 include cash and cash equivalents on hand of $37.0 million. During the first six months of fiscal year 2009, our total cash and cash equivalents decreased by $14.8 million, largely as a result of the expenditure of $13.3 million for repurchases of our common stock. Our net working capital (current assets minus current liabilities) decreased $11.2 million during the same time period for the same reason.

At April 3, 2009 our net working capital (current assets minus current liabilities) was $20.0 million, an $11.2 million decrease from our working capital balance at October 3, 2008 as a result of the expenditure of $13.3 million for repurchases of our common stock, seasonal factors and the overall decline in revenues, partly offset by our net profit for the first six months of fiscal year 2009.

Cash Flows. Our cash and cash equivalents decreased $14.8 million to $37.0 million at April 3, 2009 from $51.8 million at October 3, 2008 (dollars in thousands).

	Six months ended
	April 3, 2009	March 28, 2008	Net Change
Cash provided by operating activities	$2,441	$4,690	$2,249
Cash provided by investing activities	390	1,688	1,298
Cash used in financing activities	(13,310)	—	13,310
Effects of exchange rate changes on cash and cash equivalents	(4,334)	510	4,844

Net (decrease) increase in cash and cash equivalents	$(14,813)	$6,888	$21,701

Cash provided by operating activities decreased by $2.2 million in the first six months of fiscal year 2009 from $4.7 million in the same period of fiscal year 2008. Cash provided by investing activities decreased by $1.3 million in the first six months of fiscal year 2009, due primarily to a decrease in the purchases of equipment and other capital assets of $3.6 million and a decrease in net sales of available for sale securities of $4.9 million. Cash used in financing activities increased by $13.3 million due to repurchases of our common stock. Changes in exchange rates had the effect of decreasing cash and cash equivalents by $4.3 million in the first six months of fiscal year 2009, primarily reflecting a decline in exchange rates in the first six months of fiscal year 2009 compared to the prior fiscal year, for the British Pound, Euro, Swedish Kroner and Canadian Dollar as applied to our international cash balances.

Liquidity. During our first six months of fiscal year 2009, the total of our cash and available for sale securities decreased by $18.4 million to $75.8 million at April 3, 2009 from $94.2 million at October 3, 2008. This decrease included the effects of $13.3 million of stock repurchases, $4.3 million from changes in foreign exchange rates and a $2.6 million non-cash charge for additional temporary impairment of our auction rate securities (“ARS”).

We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

At April 3, 2009 we had $26.1 million in face value of ARS. This compares to $29.3 million in ARS at October 3, 2008. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their stated value. However, we did sell $15.8 million of our ARS in fiscal year 2008 and an additional $3.2 million in the first quarter of fiscal year 2009, all at their stated value. We have signed a repurchase agreement with UBS under which we have the right to sell our remaining $26.1 million of ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Because we have been unable to liquidate these securities, and because of continued liquidity issues in the global credit and capital markets, we continue to classify the ARS as non-current assets as of April 3, 2009.

Capital Requirements. During the six months ended April 3, 2009, we made capital expenditures of $0.7 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $1.5 million in equipment and other capital assets during the remainder of fiscal year 2009. Our contractual obligations as of April 3, 2009 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2008 10-K.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 10 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

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

The current economic climate is having an effect on our business, and many economists are predicting a long, challenging period for the global economy. We believe that effective training in information technology and management skills improves our customers’ competitiveness, and that our customers will continue to invest in training their personnel in these critical competencies. However, we also expect that some customers will reduce their spending on training services as part of their response to the current economic conditions. We therefore believe we must manage our business with the expectation that such economic conditions will adversely affect our revenues, an impact that will only be partially offset by the positive effects of the growth initiatives we instituted in 2008.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. We expect to report a negative effect of approximately 11.0% due to changes in foreign exchange rates in our third quarter of fiscal year 2009, which will have the effect of decreasing both our revenues and our expenses compared to our third quarter of fiscal year 2008.

Third Quarter Revenues. We currently expect revenues in our third quarter of fiscal year 2009 to be between $31.0 million and $33.0 million, compared to $46.9 million in the same quarter of fiscal year 2008.

Third Quarter Gross Profit. We expect our gross profit percentage in our third quarter of fiscal year 2009 to be between 52.0% and 54.0% compared to 58.2% in our third quarter of fiscal year 2008.

Third Quarter Operating Expenses. We expect overall operating expenses for our third quarter of fiscal year 2009 to be between $15.0 million and $15.5 million.

Third Quarter Income from Operations. As a result of the above factors, we expect an income from operations for our third quarter of fiscal year 2009 to be between $1.0 million and $2.5 million, compared with operating income of $5.4 million in the third quarter of fiscal year 2008.

Third Quarter Interest Income. We expect third quarter interest income to be approximately $0.2 million.

Third Quarter Pre-Tax Income. As a result of the above factors, we expect pre-tax income for our third quarter of fiscal year 2009 to be between $1.2 million and $2.7 million, compared with pre-tax income of $6.1 million in the third quarter of fiscal year 2008.

Effective Tax Rate. We estimate that our effective tax rate in our third quarter of fiscal year 2009 will be approximately 41.0%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by this item see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2008 10-K. We do not believe our exposure to market risk has changed materially since October 3, 2008.

As discussed in Note 8 and in the Liquidity and Capital Resources section of this report, we held $26.1 million in ARS at April 3, 2009. Due to the turmoil in the worldwide credit markets since mid-February 2008, we were not able to sell these securities in the scheduled auctions. There can be no assurance that we will be able to sell these securities at par in the unexpected event that we need to do so in the near term. However, these ARS are backed by long-term debt which, if necessary, we have the ability to hold until maturity.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d–15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls that occurred during the period covered by this report that we believe have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. As of April 3, 2009, we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on our financial position or results of operations.

Beginning in 1996, we have sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. The Government has asserted that the expiration and prepayment terms of those programs violate the terms of our GSA contract, and our acceptance of payment under these terms violates the civil False Claims Act, 31 U.S.C. 3729. We do not agree and are continuing discussions with the Government concerning the extent and amount of any liability. If we were to refund all unused amounts on the expired passports and vouchers involved based on our standard refund processes, we believe that the amount involved (including interest since the date of each expiration) would be approximately $4.2 million. The Government has not filed suit on this matter; however, in the event that the Government were to file suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

Item 1A.	RISK FACTORS

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2008 10-K. Please refer to that section of our 2008 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the repurchases by us of our common stock during the fiscal quarter ended April 3, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 3, 2009 – January 31, 2009	220,014	$9.36

February 1, 2009 – February 28, 2009	621,152	$8.30

March 1, 2009 – April 3, 2009	299,222	$8.13

Total	1,140,388	$8.46

(1) All of these shares were repurchased other than through a publicly announced plan or program, in open-market transactions, pursuant to an authorization from our board of directors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2009 Annual Meeting of Stockholders held on March 20, 2009, we submitted to our stockholders, for voting, the election of our Class II directors to serve for a three-year term expiring at our Annual Meeting of Stockholders to be held in 2012. A detailed description of this proposal is contained in our proxy statement, which was filed with the Securities and Exchange Commission on January 30, 2009. The voting results were as follows:

Directors	For	Withheld
W. Mathew Juechter	14,009,183	803,358
Stefan C. Reisenfeld	14,734,626	77,915

The terms of office of the following directors continued after the Annual Meeting of Stockholders:

Class I Directors—term expires in 2011

Nicholas R. Schacht

Howard A. Bain III

Curtis A. Hessler

Class III Directors—term expires in 2010

David C. Collins

Eric R. Garen

George T. Robson

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2009	LEARNING TREE INTERNATIONAL, INC.

By: /s/ Nicholas R. Schacht
Nicholas R. Schacht
Chief Executive Officer

By: /s/ Charles R. Waldron
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Lease and Storage Lease Extending and Amending Agreement with 160 Elgin Leaseholds Inc. (incorporated by reference from the Form 8-K filed by Learning Tree International, Inc. on May 1, 2009).

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)