Form 10-Q
period 2009-07-03
LEARNING TREE INTERNATIONAL INC
filed 2009-08-11
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, $.0001 par value, outstanding as of August 7, 2009 was 14,162,697.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—July 3, 2009

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 3, 2009	October 3, 2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$35,779	$51,853
Available for sale securities	24,868	18,909
Trade accounts receivable, net	13,873	19,685
Income tax receivable	1,053	2,475
Prepaid expenses	4,251	4,750
Other current assets	2,103	3,622

Total current assets	81,927	101,294
Equipment, Property and Leasehold Improvements:
Education and office equipment	40,504	42,658
Transportation equipment	228	206
Property and leasehold improvements	27,488	27,663

	68,220	70,527
Less: accumulated depreciation and amortization	(48,135)	(46,523)

	20,085	24,004
Available for sale securities	14,450	23,440
Restricted interest-bearing investments	9,647	10,222
Deferred income taxes	10,114	11,080
Other assets	1,663	2,384

Total assets	$137,886	$172,424

Liabilities
Current Liabilities:
Trade accounts payable	$7,397	$10,968
Deferred revenues	39,433	47,712
Accrued payroll, benefits and related taxes	3,843	4,921
Other accrued liabilities	2,823	4,201
Income taxes payable	1,433	1,011
Current portion of deferred facilities rent	1,131	1,063
Deferred income taxes	—	189

Total current liabilities	56,060	70,065
Asset retirement obligations	3,257	3,319
Deferred income taxes	252	277
Deferred facilities rent	4,906	5,650
Noncurrent tax liabilities	5,755	6,715

Total liabilities	70,230	86,026

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value; 75,000,000 shares authorized; 14,325,248 and 16,556,607 issued and outstanding, respectively	1	2
Additional paid-in capital	3,784	3,220
Accumulated comprehensive loss	(1,775)	(852)
Retained earnings	65,646	84,028

Total stockholders’ equity	67,656	86,398

Total liabilities and stockholders’ equity	$137,886	$172,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenues	$32,279	$46,928	$100,771	$137,054
Cost of revenues	14,439	19,599	45,154	57,639

Gross profit	17,840	27,329	55,617	79,415
Operating expenses:
Course development	1,627	2,620	5,815	7,266
Sales and marketing	6,994	11,227	24,951	32,289
General and administrative	6,022	8,118	21,443	25,329

	14,643	21,965	52,209	64,884

Income from operations	3,197	5,364	3,408	14,531
Other income (expense):
Interest income, net	269	879	1,293	3,143
Foreign exchange gains (losses)	89	(229)	(152)	(232)
Other, net	(63)	75	(124)	253

	295	725	1,017	3,164

Income before provision for income taxes	3,492	6,089	4,425	17,695
Provision for income taxes	1,352	2,270	1,804	6,648

Net income	$2,140	$3,819	$2,621	$11,047

Earnings per share:
Income per common share—basic	$0.15	$0.23	$0.17	$0.67

Income per common share—diluted	$0.15	$0.23	$0.17	$0.67

Weighted average shares outstanding:
Weighted average shares—basic	14,703	16,518	15,549	16,514

Weighted average shares—diluted	14,703	16,590	15,549	16,603

Comprehensive income:
Net income	$2,140	$3,819	$2,621	$11,047
Temporary impairment of auction rate securities	1,554	484	73	(2,120)
Foreign currency translation adjustments	2,163	(288)	(996)	(135)

Comprehensive income	$5,857	$4,015	$1,698	$8,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	July 3, 2009	June 27, 2008
Cash flows—operating activities
Net Income	$2,621	$11,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,546	4,905
Share based compensation	564	1,085
Deferred income taxes	46	(948)
Provision for doubtful accounts	178	65
Accretion on asset retirement obligations	131	155
Losses on disposal of equipment and leasehold improvements	40	25
Gain on liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	—	(253)
Unrealized foreign exchange (gains) losses	(187)	384
Gain on settlement of asset retirement obligations	—	(86)
Changes in operating assets and liabilities:
Trade accounts receivable	5,483	(1,279)
Prepaid expenses and other assets	2,707	(2,275)
Income tax receivable / payable	1,880	1,085
Trade accounts payable	(3,329)	(1,424)
Deferred revenues	(7,037)	332
Deferred facilities rent	(606)	(53)
Asset retirement obligations	—	421
Other accrued liabilities	(2,103)	(609)

Net cash provided by operating activities	4,934	12,577

Cash flows—investing activities:
Purchases of available for sale securities	(5,346)	(8,850)
Sales of available for sale securities	8,320	17,550
Liquidation of Investment in Rasmussen College (formerly Collegis, Inc.)	—	253
Purchases of equipment, property and leasehold improvements	(1,243)	(5,787)
Proceeds from sale of equipment, property and leasehold improvements	2	24

Net cash provided by investing activities	1,733	3,190

Cash flows—financing activities:
Payments to repurchase common stock	(21,003)	—

Net cash used in financing activities	(21,003)	—

Effects of exchange rate changes on cash and cash equivalents	(1,738)	73

Net (decrease) increase in cash and equivalents	(16,074)	15,840
Cash and cash equivalents at beginning of period	51,853	49,732

Cash and cash equivalents at end of period	$35,779	$65,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the third quarter of the current fiscal year ended on July 3, 2009, while the third quarter of our prior fiscal year ended on June 27, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly our financial position as of July 3, 2009, and our results of operations for the three and nine months ended July 3, 2009 and June 27, 2008, and our cash flows for the nine months ended July 3, 2009 and June 27, 2008.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense related to employee stock options and restricted stock grants of $0.1 million and $0.6 million was included in cost of revenues and operating expenses during the three and nine months ended July 3, 2009, allocated in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.2 million and $1.1 million for employee stock options and restricted stock grants for the three and nine months ended June 27, 2008, respectively.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

We account for asset retirement obligation (“ARO”) liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. We also considered the guidance in Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The following table presents the activity for the ARO liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Nine months ended July 3, 2009	Year ended October 3, 2008
ARO balance, beginning of period	$3,319	$3,523
Accretion expense	131	201
Liabilities satisfied	—	(1)
Gain on settlement of ARO liability	—	(86)
Revisions in expected cash flows	—	82
Foreign currency translation	(193)	(400)

ARO balance, end of period	$3,257	$3,319

NOTE 4—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents, when their effect is dilutive. Approximately 0.5 million stock options and restricted stock grants were excluded from the computations of diluted earnings per share for the three and nine months ended July 3, 2009 because their effect would not have been dilutive. Approximately 0.1 million stock options were excluded from the computations of diluted earnings per share for the three months ended June 27, 2008. No stock options or restricted stock grants were excluded from the computation of diluted earnings per share for the nine months ended June 27, 2008. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Numerator:
Net income	$2,140	$3,819	$2,621	$11,047

Denominator:
Weighted average shares outstanding
Basic	14,703	16,518	15,549	16,514
Effect of dilutive securities	—	72	—	89

Diluted	14,703	16,590	15,549	16,603

Income per common share—basic	$0.15	$0.23	$0.17	$0.67

Income per common share—diluted	$0.15	$0.23	$0.17	$0.67

NOTE 5—INCOME TAXES

The income tax provision used in the first nine months of fiscal year 2009 reflects a 40.8% effective tax rate, which approximates our expected fiscal year 2009 full year effective tax rate, taking into consideration all projected permanent differences, and discrete items recorded in the year-to-date period. The income tax provision used in the first nine months of fiscal year 2008 reflected a 37.6% effective tax rate. The effective tax rate will increase when pre-tax income decreases because permanent differences do not fluctuate in proportion to pre-tax income.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations, except as noted below.

Beginning in 1996, we have sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. The Government has asserted that the expiration and prepayment terms of those programs violate the terms of our GSA contract, and our acceptance of payment under these terms violates the civil False Claims Act, 31 U.S.C. 3729. We do not agree and are continuing discussions with the Government concerning the extent and amount of any liability. If we were to refund all unused amounts on the expired passports and vouchers involved based on our standard refund processes, we believe that the amount involved (including interest since the date of each expiration) would be approximately $4.3 million. The Government has not filed suit on this matter; however, in the event that the Government were to file suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the third quarter and first nine months of fiscal years 2009 and 2008.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the third quarter and first nine months of fiscal years 2009 and 2008 is as follows:

	Three months ended		Nine months ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenues:
United States	$17,021	$21,343	$47,729	$59,253
Canada	2,649	4,173	10,546	14,963
United Kingdom	6,917	11,664	23,660	35,494
France	3,963	5,699	11,686	15,450
Sweden	1,281	3,426	5,241	9,708
Japan	448	623	1,909	2,186

Total	$32,279	$46,928	$100,771	$137,054

Gross profit:
United States	$9,775	$12,010	$25,543	$32,433
Canada	1,596	2,664	6,774	9,856
United Kingdom	3,025	6,418	11,944	19,811
France	2,442	3,619	6,933	9,463
Sweden	701	2,248	3,160	6,471
Japan	301	370	1,263	1,381

Total	$17,840	$27,329	$55,617	$79,415

Total assets:
United States	$77,343	$104,129
Canada	13,630	15,982
United Kingdom	30,576	36,554
France	8,943	10,140
Sweden	6,216	8,996
Japan	1,178	1,219

Total	$137,886	$177,020

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 3, 2009:
U.S. Government and Agency Securities	$3,252	$3	$—	$3,255
Municipal Securities	12,510	78	—	12,588
Auction Rate Securities	26,075	—	(2,600)	23,475

	$41,837	$81	$(2,600)	$39,318

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 3, 2008:
U.S. Government and Agency Securities	$5,336	$—	$(7)	$5,329
Municipal Securities	10,415	—	(35)	10,380
Auction Rate Securities	29,275	—	(2,635)	26,640

	$45,026	$—	$(2,677)	$42,349

The scheduled maturities of available for sale debt securities were as follows as of July 3, 2009:

Fair Value
Due within a year	$30,670
Due after one year through five years	2,294
Due after five years through ten years	1,100
Due after ten years	5,254

$39,318

The amounts due within one year include one of our auction rate securities (“ARS”) of $9.0 million that was called on July 30, 2009, as well as $14.5 million which can be sold under our agreement with UBS at any time during the period from June 30, 2010 through July 2, 2012.

Net proceeds from sales less purchases of available for sale securities for the three months ended July 3, 2009 were $1.9 million, and $3,000 of gross realized losses were recognized. Net proceeds from sales less purchases of available for sale securities for the nine months ended July 3, 2009 were $3.0 million, in which we recognized gross realized gains of $10,000 and gross realized losses of $3,000. In comparison, net proceeds from sales of available for sale securities for the three and nine months ended June 27, 2008 amounted to $2.7 million and $8.7 million, respectively, and there was no realized gain or loss to be recognized as a result of the sales of these securities.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
July 3, 2009:
Auction Rate Securities	—	—	14,450	(2,600)	14,450	(2,600)

	$—	$—	$14,450	$(2,600)	$14,450	$(2,600)

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
October 3, 2008:
Auction Rate Securities	—	—	23,440	(2,635)	23,440	(2,635)

	$—	$—	$23,440	$(2,635)	$23,440	$(2,635)

At July 3, 2009 we had $26.1 million in face value of ARS which had a fair value of $23.5 million of which $9.0 million were classified as current and $14.5 million were classified as long-term. This compares to $29.3 million in face value of ARS at October 3, 2008 with a fair value of $26.6 million of which $3.2 million were current and $23.4 million were long-term. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their stated value. However, we did sell $15.8 million of our ARS in fiscal year 2008, and an additional $3.2 million in the first quarter of fiscal year 2009, all at their stated value. We have signed a repurchase agreement with UBS under which we have the right to sell our remaining $26.1 million of ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012. On July 30, 2009, we collected the face value of $9.0 million on one of our ARS that was called. This security has been classified as a current asset as of July 3, 2009. Because we have been unable to liquidate the remainder of these securities, and because of continued liquidity issues in the global credit and capital markets, we continue to classify the other ARS we held as of July 3, 2009 as non-current assets.

We do not believe the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Based on a valuation performed by an independent expert, we concluded there was a temporary impairment of $2.6 million in the fair value of our ARS as of October 3, 2008. This valuation is updated at the end of each quarter. Because we believe we will be able to redeem these securities at par in the foreseeable future, we do not consider the impairment to be other than temporary or to be permanent. In November 2008, three of our five ARS were downgraded by several credit agencies from AAA or AA to A, A1 or Baa1. At the end of our first quarter of fiscal year 2009, we updated our evaluation of our ARS based on the evaluation by our independent expert. As a result, the temporary impairment of our ARS increased from $2.6 million to $4.6 million. At the end of our second quarter of fiscal year 2009, based on the evaluation by our independent expert we increased the temporary impairment from $4.6 million to $5.2 million. At the end of our third quarter of fiscal year 2009, because one of our ARS was called on July 30, 2009 for full face value of $9.0 million, and based on the evaluation of our remaining ARS by our independent expert, we decreased the temporary impairment from $5.2 million to $2.6 million. We recorded a reduction of $1.6 million and zero on an after-tax basis for the impairment of the ARS to other comprehensive income in the third quarter and the first nine months of fiscal year 2009, respectively.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three and nine months ended July 3, 2009, respectively, we repurchased 766,305 and 2,259,888 shares of our common stock at a total cost of approximately $7.7 million and $21.0 million, respectively. See Note 12 for a discussion of repurchases made after July 3, 2009. These shares were retired, and the purchase price for the shares was charged to retained earnings.

NOTE 10—FAIR VALUE MEASUREMENTS

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

Level 1—Quoted prices in active markets for identical assets and liabilities.

Level 2—Observable inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market corroborated inputs.

Level 3—Unobservable inputs that reflect management’s assumptions about the estimates and risks that market participants would use in pricing the asset or liability.

The following sections describe the valuation methodologies we use to measure different financial assets at fair value.

•

U.S. Government and Agency Securities—Because of the readily available markets for these instruments, we use quoted prices and other relevant information generated by market transactions involving identical or comparable assets provided by our investment broker/advisor to establish fair values.

•

Municipal Securities—Since these securities are not as liquid, with the assistance of our investment broker/advisor, the fair values are determined using valuation models that include assumptions about interest rates, yield curves, credit risks, and default rates.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at July 3, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and Agency Securities	$3,255	$—	$—
Municipal Securities	—	12,588	—
Auction Rate Securities	—	—	23,475

	$3,255	$12,588	$23,475

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents the changes in Level 3 assets measured on a recurring basis for the nine months ended July 3, 2009. All of our level 3 assets consist of ARS, with changes in fair value included in other comprehensive income.

Auction Rate Securities
Balance, beginning of period	$26,640
Total realized and unrealized gain:
Included in other comprehensive income	35
Purchases, issuances, and settlements	(3,200)

Balance, end of period	$23,475

Change in unrealized gains relating to assets still held at July 3, 2009	$35

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three and nine months ended July 3, 2009.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of the SFAS 168 to have an impact on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Companies must disclose the date through which they evaluated subsequent events and whether the date corresponds with the filing of their financial statements. It is effective for fiscal periods ending after June 15, 2009. We adopted SFAS 165 for our third quarter ended July 3, 2009. The implementation of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The adoption of this FSP on April 4, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual financial statements. The FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for us on April 4, 2009 and did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. We adopted this FSP on April 4, 2009, and it did not have a material impact on our consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

NOTE 12—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of July 3, 2009 through the date of issuance of these condensed consolidated financial statements, August 11, 2009, and have determined that except as set forth below, there are no subsequent events that require disclosure under SFAS 165.

After the end of our third quarter, and through August 11, 2009, we repurchased an additional 173,267 shares of our common stock at a total cost of approximately $1.8 million.

On July 30, 2009, we collected $9.0 million for one of our auction rate securities that was called at face value.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may,” or other similar expressions in this report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or that management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, management. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

OVERVIEW

We are a leading worldwide vendor-independent provider to business and government organizations for the training and education of their managers and information technology (“IT”) professionals. Since our founding in 1974, we have provided high-quality training to over 1.9 million managers and IT professionals.

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

CURRENT ECONOMIC ISSUES

The current business environment is among the most challenging we have faced in our 35 year history, as businesses have been cutting back on spending of all kinds in response to the global economic crisis.

We have already taken steps to reconfigure our business to meet these challenges:

•

During our first and second quarters of fiscal year 2009, we reduced our staffing levels by a total of 97 people, across a wide range of levels, functions and locations, representing approximately 18% of our workforce at the start of our fiscal year. We began realizing cost savings from these actions in our second quarter and saw increasing savings during the third quarter. We will continue to realize cost savings over the remainder of our fiscal year.

•

Effective April 1, 2009, we reduced the salaries of our staff in our corporate headquarters and our United States subsidiary and payments to Directors by an annualized amount of approximately $780,000, and also eliminated corporate management incentive compensation for corporate executives for fiscal year 2009.

•	We made certain other changes to reduce the costs of employee compensation and benefits, representing an annualized amount of approximately $725,000.

•

Although in the short term it is difficult to reduce certain of our fixed costs, such as the cost of our education centers, by focusing on controlling our variable costs we were able to minimize the effect that the significant reduction in our revenues had on our gross profit. As a result, we achieved a gross profit percentage of 55.3% during our third quarter of fiscal year 2009 compared to 58.2% during our third quarter of fiscal year 2008. Our gross profit for our first nine months of fiscal year 2009 similarly decreased to 55.2% as compared to 57.9% for the same period in fiscal year 2008.

•

While we have scaled back our initiative to develop and offer increased numbers of new course titles, we have continued to develop and introduce new course titles in response to market demand. Because at the start of fiscal year 2009 many new titles were already well into the development pipeline, we expect the number of titles we will introduce this fiscal year to exceed the numbers we introduced annually during each of fiscal years 2006, 2007 and 2008.

•	We have continued to refine the focus of our sales and marketing investment on those activities that we expect to provide a rapid positive return.

•	We have also focused on reducing and controlling our general and administrative expenses in order to maintain an infrastructure matched to our current revenues.

KEY METRICS OF OUR THIRD QUARTER OF FISCAL YEAR 2009

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three months ended July 3, 2009:

•	Revenues decreased to $32.3 million from $46.9 million, a decline of 31.2% from the same quarter of our prior fiscal year;

•	Gross profit decreased to 55.3% of revenues from 58.2% for the same quarter of our prior fiscal year;

•	Operating expenses decreased by $7.3 million compared to the same quarter of our prior fiscal year, decreasing to 45.4% of revenues from 46.8% for the same quarter of our prior fiscal year;

•	Income from operations was $3.2 million compared to income from operations of $5.4 million in the same quarter of our prior fiscal year;

•	Net income was $2.1 million compared to net income of $3.8 million in our third quarter of fiscal year 2008;

•	We repurchased 766,305 shares of our common stock during the quarter for a total purchase price of $7.7 million;

•	The sum of cash and cash equivalents and current available for sale securities decreased $10.1 million to $60.6 million at July 3, 2009 compared with October 3, 2008; and

•	Net working capital (current assets minus current liabilities) decreased by $5.4 million at July 3, 2009 compared with October 3, 2008.

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the nine months ended July 3, 2009:

•	Revenues decreased to $100.8 million from $137.1 million, a decline of 26.5% from the same period of our prior fiscal year;

•	Gross profit decreased to 55.2% of revenues from 57.9% for the same period of our prior fiscal year;

•	Operating expenses include $0.7 million of costs associated with the previously abandoned effort to explore the potential sale of the company;

•	Operating expenses include $1.3 million of costs associated with our restructuring that reduced staffing levels by 97 people worldwide since the end of fiscal year 2008;

•

Operating expenses, while decreasing by $12.7 million compared to the same period of our prior fiscal year, increased to 51.8% of revenues from 47.3% over the same period of our prior fiscal year, reflecting the decrease in our revenues;

•	Income from operations was $3.4 million, a decrease of $11.1 million compared to the same period of our prior fiscal year;

•	Net income decreased to $2.6 million compared to $11.0 million in the same period of our prior fiscal year; and

•	We repurchased 2,259,888 shares of our common stock during the period for a total purchase price of $21.0 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended		Nine months ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.7%	41.8%	44.8%	42.1%

Gross profit	55.3%	58.2%	55.2%	57.9%

Operating expenses:
Course development	5.0%	5.6%	5.8%	5.3%
Sales and marketing	21.7%	23.9%	24.7%	23.5%
General and administrative	18.7%	17.3%	21.3%	18.5%

Total operating expenses	45.4%	46.8%	51.8%	47.3%

Income from operations	9.9%	11.4%	3.4%	10.6%
Other income (expense), net	0.9%	1.5%	1.0%	2.3%

Income before taxes	10.8%	12.9%	4.4%	12.9%
Income tax provision	4.2%	4.8%	1.8%	4.8%

Net income	6.6%	8.1%	2.6%	8.1%

THREE AND NINE MONTHS ENDED JULY 3, 2009 COMPARED WITH JUNE 27, 2008

Revenues. Revenues for our third quarter of fiscal year 2009 decreased by 31.2% compared to the same quarter in fiscal year 2008. The decrease in revenues is primarily due to two factors: (a) 26.4% fewer attendee-days of training per available week; and (b) changes in foreign exchange rates, which caused revenues to decrease by 6.7%. These adverse effects were partially offset by the effects of price increases of 1.9%.

During our third quarter of fiscal year 2009, we trained 19,117 course participants, a 20.7% decrease from the 24,094 course participants we trained in the third quarter of the prior fiscal year. Average days per event decreased to 3.5 days per event in the third quarter of fiscal year 2009, a decrease of 5.7% from the third quarter of fiscal year 2008.

During our third quarter of fiscal year 2009, we provided 65,558 attendee-days of training, a 26.4% decrease from 89,098 attendee-days in the same quarter in fiscal year 2008. In our management courses during our third quarter of fiscal year 2009, we provided 22,659 attendee-days of training, a 13.7% decrease from the 26,265 attendee-days in the corresponding period in fiscal year 2008. In our IT courses during our third quarter of fiscal year 2009, we provided 42,899 attendee-days of IT training, a 31.7% decrease from the 62,833 attendee-days in the corresponding period in fiscal year 2008.

In our third quarter of fiscal year 2009, average revenue per participant was 13.6% lower than in the same quarter of the prior fiscal year due primarily to the 6.7% negative effect of changes in foreign exchange rates and an increase in the relative proportion of participants in management courses, which are shorter and have a lower average revenue per participant than IT courses. These negative effects were slightly offset by the effects of price increases.

Revenues for the nine months ended July 3, 2009 decreased 26.5% compared to the same period in fiscal year 2008. The decrease in revenue is primarily due to (a) 20.6% fewer attendee-days of training and (b) changes in foreign exchange rates, which caused revenues to decrease by 8.8%. These adverse effects were partially offset by the effects of price increases of 2.9%.

During the nine months ended July 3, 2009, we provided 206,640 attendee-days of training, a 20.6% decline from the 260,141 attendee-days in the same period in fiscal year 2008. In our management courses during the nine months ended July 3, 2009, we provided 72,594 attendee-days of training, an 8.7% decrease over the 79,481 attendee-days in the corresponding period in fiscal year 2008. In our IT courses during the nine months ended July 3, 2009, we provided 134,046 attendee-days of training, a 25.8% decrease from the 180,660 attendee-days in the corresponding period in fiscal year 2008.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our third quarter of fiscal year 2009, we presented 1,540 events, a 13.9% decrease from 1,788 events during the same period in fiscal year 2008. Our cost of revenues for our third quarter of fiscal year 2009 was $14.4 million compared to $19.6 million in the same period in fiscal year 2008. As a result, our gross profit percentage for the third quarter of fiscal year 2009 was 55.3% compared to 58.2% in the same quarter of the prior fiscal year. Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

During the first nine months of fiscal year 2009, we presented 4,656 events, a 12.7% decrease from the 5,331 events presented during the same period in fiscal year 2008. Our cost of revenues for our first nine months of fiscal year 2009 was $45.2 million compared to $57.6 million in the same period in fiscal year 2008. Our cost of revenues as a percentage of our revenues increased to 44.8% for our first nine months of the fiscal year from 42.1% in the same period of the prior fiscal year, primarily due to the decrease in our revenues.

The increase in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2009 reflects a 20.4% decrease in average revenue per event partly offset by a 14.5% decrease in average cost per event. The decrease in our average revenue per event is the result of a 7.9% decrease in average attendees per event and the 13.6% decrease in average revenue per participant discussed above. The decrease in average cost per event principally results from the effect of changes in foreign exchange rates and the decrease in attendees per event, largely offset by proportionately higher fixed costs per event due to having fewer events in the third quarter of fiscal year 2009 over which to allocate the expenses associated with our education centers.

The increase in cost of revenues as a percentage of revenues in the nine months ended July 3, 2009 reflects a 16.1% decrease in average revenue per event, partly offset by a 10.3% decrease in average cost per event. The decrease in our average revenue per event is the result of a 5.6% decrease in average attendees per event and the 11.1% decrease in average revenue per participant due primarily to the previously mentioned 8.8% negative effect of changes in foreign exchange rates. The decrease in average cost per event principally results from the effect of changes in foreign exchange rates and the decrease in attendees per event, largely offset by proportionately higher fixed costs per event due to having fewer events in the first nine months of fiscal year 2009 over which to allocate the expenses associated with our education centers.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During the third quarter of fiscal years 2009 and 2008, course development expenses were 5.0% and 5.6% of revenues, respectively. Overall spending on course development in the third quarter of fiscal year 2009 was $1.6 million, a 37.9% decrease from the $2.6 million spent on course development in the third quarter of fiscal year 2008. The decrease in expense reflects the development of fewer courses as well as cost savings in the development process of $0.8 million and reductions in royalties to course authors of $0.2 million.

Overall spending on course development in the first nine months of fiscal year 2009 was $5.8 million, a 20.0% decrease over the $7.3 million spent on course development in the first nine months of fiscal year 2008. Largely due to the decline in our revenues, course development expenses were 5.8% of revenues in the first nine months of fiscal year 2009 as compared to 5.3% in the first nine months of the prior fiscal year. The decrease in expense reflects a reduction of $1.1 million for new courses being developed as well as cost savings in the development process and reductions of $0.4 million in royalties to course authors in fiscal year 2009 compared to fiscal year 2008.

In our third quarter of fiscal year 2009, we introduced eight new IT course titles and two new management course titles. We retired no management course titles and retired five IT course titles in the third quarter. As a result, our library of instructor-led courses numbered 211 titles at the end of our third quarter of fiscal year 2009 compared with 175 titles at the end of the same quarter of the prior fiscal year. At the end of our third quarter of this fiscal year, we had 70 management titles in our course library, compared with 50 titles at the end of the same quarter of the prior fiscal year. Our library of IT titles numbered 141 at the end of our third fiscal quarter, compared to 125 at the end of the same quarter the prior fiscal year. During this period, we have continued to research and develop various approaches to delivering “hybrid” learning, which combines instructor-led classroom training with web-based e-learning.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of: designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities. Our sales and marketing expenses, and in particular our expenditure on course catalogs, is one of our largest expenditures. We have adjusted the market sectors to which we mail our catalogs, and continue to evaluate additional ways to increase the efficiency of our marketing expenditures by spending less while increasing the response rates to that marketing.

Sales and marketing expense in our third quarter of fiscal year 2009 was 21.7% of revenues, compared with 23.9% for the same quarter in the prior fiscal year. Sales and marketing expense was $7.0 million in our third quarter of fiscal year 2009, compared to $11.2 million during our third quarter of fiscal year 2008. During the third quarter, we reduced the number of catalogs produced and mailed, lowering our expense by $1.9 million. The remaining difference consisted of reductions in personnel and benefits expense of $1.1 million, sales commissions of $0.5 million, professional service fees of $0.3 million, advertising expense of $0.2 million and other expense reductions of $0.2 million. Changes in foreign exchange rates included in these figures caused sales and marketing expenses to decline by about 5.4%.

Our sales and marketing expenses in our first nine months of fiscal year 2009 increased to 24.7% from 23.5% in our first nine months of fiscal year 2008, as a result of the declines in revenue, largely offset by lower sales and marketing expenditures. Sales and marketing expense decreased by $7.3 million to $25.0 million for our first nine months of fiscal year 2009 from the same period of our prior fiscal year. The decrease primarily resulted from reductions of $3.8 million in the expenses incurred for the production and mailing of our catalogs due to mailing fewer catalogs, reductions of $1.9 million in payroll and benefits expense including commission expense of $0.9 million and severance expense of $0.2 million, reductions of $1.0 million in professional services fees, reductions in advertising expense of $0.3 million and other expense reductions of $0.3 million. Changes in foreign exchange rates included in these figures caused sales and marketing expenses to decline by about 7.0%.

General and Administrative Expenses. G&A expense during our third quarter of fiscal year 2009 was $6.0 million, a decrease of $2.1 million compared to $8.1 million in our third quarter of fiscal year 2008. This decrease related primarily to: $1.2 million of reductions in payroll and benefits (including equity and incentive compensation of $0.5 million); professional services of $0.5 million; facilities of $0.3 million; and other net decreases of $0.1 million. Changes in foreign exchange rates included in these figures caused total general and administrative expenses to decline by about 5.9%.

Despite the decrease in our absolute expenditure on G&A, the reduction in revenues resulted in G&A expense as a percentage of revenues of 18.7% in the third quarter of fiscal year 2009 compared with 17.3% in the same quarter of our prior fiscal year.

G&A expense during the first nine months of fiscal year 2009 was $21.4 million, a decrease of $3.9 million compared to $25.3 million in the same period during fiscal year 2008. This decrease related primarily to: $2.6 million of reductions in personnel and benefits (including equity and incentive compensation of $1.4 million); professional service fees of $0.9 million; facilities of $0.6 million; and other net decreases of $0.2 million. Additionally, our first nine months of both fiscal years 2009 and 2008 included the following significant items not associated with current operations:

•

Our first nine months of fiscal year 2009 included $1.3 million of restructuring costs associated with reconfiguring our business to meet the challenges of the current business environment and $0.7 million for costs associated with the since-discontinued effort to explore the sale of the company, primarily for non-contingent transaction contribution bonuses for certain employees.

•

Our first nine months of fiscal year 2008 included professional service fees of $0.9 million for tax services and financial consulting, $0.3 million related to lapsed options, $0.2 million for contingency accruals and $0.2 million for severance.

During our first nine months of fiscal year 2009, changes in foreign exchange rates caused total general and administrative expenses to decline by about 6.4% compared with the same period of fiscal year 2008. Despite the reduction in our absolute expenditure on G&A, the reduction in revenues resulted in G&A expense to be 21.3% of revenues in the first nine months of fiscal year 2009 compared with 18.5% in the same period of our prior fiscal year.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During the third quarter of fiscal year 2009, other income, net totaled $0.3 million compared to $0.7 million in the same period of fiscal year 2008. The net decrease was primarily due to a reduction in interest income of $0.6 million due to lower interest rates and lower cash balances and $0.2 million of receipts on the liquidation of an investment in Rasmussen College in fiscal year 2008. In the third quarter of fiscal year 2009, we had a foreign currency transaction gain of $0.1 million compared to a foreign currency transaction loss of $0.2 million in the same period of our prior year.

During the first nine months of fiscal year 2009, other income, net totaled $1.0 million compared to $3.2 million in the same period of fiscal year 2008. The net decrease was primarily due to a reduction in interest income of $1.9 million due to lower interest rates and lower cash balances and $0.3 million of receipts on the liquidation of an investment in Rasmussen College in fiscal year 2008.

Income Taxes. Our income tax provision in the third quarter of fiscal year 2009 was an expense of $1.4 million compared to expense of $2.3 million in the third quarter of fiscal year 2008. The decrease in tax expense for the third quarter of fiscal year 2009 was due to the decrease in pre-tax income, partially offset by an increase in the effective tax rate. Our income tax provision for the first nine months of fiscal year 2009 reflects a 40.8% effective tax rate, compared with our income tax provision used in the first nine months of fiscal year 2008, which reflected a 37.6% effective tax rate. The increase in the fiscal year 2009 effective rate is due to permanent differences associated with meals and entertainment and stock option compensation expense, a reduction in the amount of tax-exempt interest income and lower expected pre-tax income. The lower expected pre-tax income generally tends to increase the effective tax rate, as unfavorable permanent differences have a more significant impact on the rate because they do not fluctuate as much with revenues.

Net Income. Our net income for the third quarter of fiscal year 2009 was $2.1 million compared to net income of $3.8 million for the third quarter of fiscal year 2008.

Our net income for the first nine months of fiscal year 2009 was $2.6 million compared to net income of $11.0 million for the first nine months of fiscal year 2008.

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

Recently Issued Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of the SFAS 168 to have an impact on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Companies must disclose the date through which they evaluated subsequent events and whether the date corresponds with the filing of their financial statements. It is effective for fiscal periods ending after June 15, 2009. We adopted SFAS 165 for our third quarter ended July 3, 2009. The implementation of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The adoption of this FSP on April 4, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual financial statements. The FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for us on April 4, 2009 and did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. We adopted this FSP on April 4, 2009, and it did not have a material impact on our consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at July 3, 2009 include cash and cash equivalents on hand of $35.8 million. During the first nine months of fiscal year 2009, our total cash and cash equivalents decreased by $16.1 million, largely as a result of the expenditure of $21.0 million for repurchases of our common stock and the effects of exchange rates on our cash, partly offset by cash provided by operations and investing activities.

At July 3, 2009 our net working capital (current assets minus current liabilities) was $25.8 million, a $5.4 million decrease from our working capital balance at October 3, 2008 as a result of the expenditure of $21.0 million for repurchases of our common stock, seasonal factors and the overall decline in revenues, partly offset by our net profit for the first nine months of fiscal year 2009 and the reclassification of $9.0 million of auction rate securities from non-current to current assets.

Cash Flows. Our cash and cash equivalents decreased $16.1 million to $35.8 million at July 3, 2009 from $51.8 million at October 3, 2008 (dollars in thousands).

	Nine months ended
	July 3, 2009	June 27, 2008	Net Change
Cash provided by operating activities	$4,934	$12,577	$7,643
Cash provided by investing activities	1,733	3,190	1,457
Cash used in financing activities	(21,003)	—	21,003
Effects of exchange rate changes on cash and cash equivalents	(1,738)	73	1,811

Net (decrease) increase in cash and cash equivalents	$(16,074)	$15,840	$31,914

Cash provided by operating activities decreased to $4.9 million in the first nine months of fiscal year 2009 from $12.6 million in the same period of fiscal year 2008. Cash provided by investing activities decreased by $1.5 million in the first nine months of fiscal year 2009, due primarily to a decrease in net sales of available for sale securities of $5.7 million partly offset by a decrease in the purchases of equipment and other capital assets of $4.3 million. Cash used in financing activities increased by $21.0 million due to repurchases of our common stock. Changes in exchange rates had the effect of decreasing cash and cash equivalents by $1.7 million in the first nine months of fiscal year 2009, primarily reflecting a decline in exchange rates in the first nine months of fiscal year 2009 compared to the prior fiscal year, for the British Pound, Swedish Kroner and Canadian Dollar as applied to our international cash balances.

Liquidity. During our first nine months of fiscal year 2009, the total of our cash and available for sale securities decreased by $19.1 million to $75.1 million at July 3, 2009 from $94.2 million at October 3, 2008. This decrease included the effects of $21.0 million of stock repurchases and $1.2 million of fixed asset purchases.

We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

At July 3, 2009 we had $26.1 million in face value of ARS. This compares to $29.3 million in ARS at October 3, 2008. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their stated value. However, we did sell $15.8 million of our ARS in fiscal year 2008 and an additional $3.2 million in the first quarter of fiscal year 2009, all at their stated value. On July 30, 2009, we received $9.0 million for one of our ARS that was called at full face value. We have signed a repurchase agreement with UBS under which we have the right to sell all of our remaining ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We believe we can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

As of July 3, 2009 we recorded $9.0 million in ARS as current due to their being called on July 30, 2009. See Notes 8 and 12. Because we have been unable to liquidate the remaining securities, and because of continued liquidity issues in the global credit and capital markets, we continue to classify the remaining ARS as non-current assets as of July 3, 2009.

Capital Requirements. During the nine months ended July 3, 2009, we made capital expenditures of $1.2 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $0.5 million in equipment and other capital assets during the remainder of fiscal year 2009. Our contractual obligations as of July 3, 2009 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2008 10-K.

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

FUTURE OUTLOOK

As we have for the past 35 years, we continue to emphasize excellence in educating and training managers and IT professionals from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that Learning Tree’s proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

The current economic climate is having an effect on our business, and many economists are predicting a long, challenging period for the global economy. We believe that effective training in IT and management skills improves our customers’ competitiveness, and that our customers will continue to invest in training their personnel in these critical competencies. However, we also expect that some customers will reduce their spending on training services as part of their response to the current economic conditions. We therefore believe we must manage our business with the expectation that such economic conditions will adversely affect our revenues, an impact that will only be partially offset by the positive effects of the previously announced growth initiatives we instituted in fiscal year 2008.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. We expect to report a negative effect of approximately 4.6% due to changes in foreign exchange rates in our fourth quarter of fiscal year 2009, which will have the effect of decreasing both our revenues and our expenses compared to our fourth quarter of fiscal year 2008.

Fourth Quarter Revenues. We currently expect revenues in our fourth quarter of fiscal year 2009 to be between $30.5 million and $32.5 million, compared to $44.2 million in the same quarter of fiscal year 2008.

Fourth Quarter Gross Profit. We expect our gross profit percentage in our fourth quarter of fiscal year 2009 to be between 54.5% and 55.5% compared to 56.7% in our fourth quarter of fiscal year 2008.

Fourth Quarter Operating Expenses. We expect overall operating expenses for our fourth quarter of fiscal year 2009 to be between $14.0 million and $15.0 million.

Fourth Quarter Income from Operations. As a result of the above factors, we expect income from operations for our fourth quarter of fiscal year 2009 to be between $1.7 million and $3.2 million, compared with operating income of $3.2 million in the fourth quarter of fiscal year 2008.

Fourth Quarter Interest Income. We expect fourth quarter interest income to be approximately $0.2 million.

Fourth Quarter Pre-Tax Income. As a result of the above factors, we expect pre-tax income for our fourth quarter of fiscal year 2009 to be between $1.9 million and $3.4 million, compared with pre-tax income of $4.0 million in the fourth quarter of fiscal year 2008.

Effective Tax Rate. We estimate that our effective tax rate in our fourth quarter of fiscal year 2009 will be approximately 38.4%.

Full Fiscal Year 2009. For our full fiscal year 2009, we expect revenues to be between $131.3 million and $133.3 million compared with $181.3 million for fiscal year 2008, and we expect pre-tax income to be between $5.9 million and $7.4 million compared with $21.7 million for fiscal year 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by this item see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2008 10-K. We do not believe our exposure to market risk has changed materially since October 3, 2008.

As discussed in Note 8 and in the Liquidity and Capital Resources section of this report, we held $26.1 million in ARS at July 3, 2009, of which $9.0 million were called at face value on July 30, 2009. Due to the turmoil in the worldwide credit markets since mid-February 2008, we have not been able to sell our remaining ARS in the scheduled auctions. There can be no assurance that we will be able to sell these securities at par in the unexpected event that we need to do so in the near term. However, these ARS are backed by long-term debt which, if necessary, we have the ability to hold until maturity; furthermore, our belief in the value of the securities underlying our ARS is bolstered by our ability to sell $9.0 million of our ARS at face value in July 2009, as discussed in Note 8.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that we believe have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. As of July 3, 2009, we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on our financial position or results of operations.

Beginning in 1996, we have sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. The Government has asserted that the expiration and prepayment terms of those programs violate the terms of our GSA contract, and our acceptance of payment under these terms violates the civil False Claims Act, 31 U.S.C. 3729. We do not agree and are continuing discussions with the Government concerning the extent and amount of any liability. If we were to refund all unused amounts on the expired passports and vouchers involved based on our standard refund processes, we believe that the amount involved (including interest since the date of each expiration) would be approximately $4.3 million. The Government has not filed suit on this matter; however, in the event that the Government were to file suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

Item 1A.	RISK FACTORS

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2008 10-K. Please refer to that section of our 2008 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the repurchases by us of our common stock during the fiscal quarter ended July 3, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 4, 2009 – April 30, 2009	92,970	$9.46
May 1, 2009 – May 31, 2009	355,890	$9.49
June 1, 2009 – July 3, 2009	317,445	$10.82

Total	766,305	$10.04

(1)	All of these shares were repurchased other than through a publicly announced plan or program, in open-market transactions, pursuant to an authorization from our board of directors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2009	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

	By:	/s/ CHARLES R. WALDRON
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)