Form 10-K
period 2009-10-02
LEARNING TREE INTERNATIONAL INC
filed 2009-12-16
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27248

LEARNING TREE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1805 Library Street Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

(703) 709-9119

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	the NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of April 3, 2009 was $76,227,834. (Excludes 7,622,832 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of December 7, 2009, was 13,876,296 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on our beliefs, assumptions made by us and information currently available to us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following:

•	the timely development, introduction, and customer acceptance of our courses;

•	efficient delivery and scheduling of our courses;

•	technology development and new technology introduction;

•	competition;

•	international operations, including currency fluctuations;

•	attracting and retaining qualified personnel;

•	intellectual property, including having to defend potential infringement claims;

•	changing economic and market conditions; and

•	adverse weather conditions, strikes, acts of war or terrorism and other external events.

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

Overview

Learning Tree International, Inc. is a leading worldwide vendor-independent provider to business and government organizations for the training and education of their managers and information technology (“IT”) professionals. Since our founding in 1974, we have provided high-quality training to nearly 2 million managers and IT professionals. In fiscal year 2009, we trained 76,552 course participants from more than 9,100 organizations worldwide, including large national and multinational companies, government organizations, and small and medium-size companies. As used in this Report (unless the context otherwise requires) “we”, “our”, and “us” refer to Learning Tree International, Inc. and its subsidiaries.

As of October 2, 2009, we offered a broad proprietary library of intensive instructor-led courses from two to five days in length, consisting of 219 different course titles representing 4,986 hours of training, including 143 IT course titles and 76 management course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan, and generate approximately half of our revenues internationally. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2009, we presented courses in 54 countries. Additionally, in fiscal year 2009 we implemented our proprietary e-Learning platform, Learning Tree AnyWare™ (patent-pending), which allows individuals located anywhere to attend a live instructor-led class being conducted in a Learning Tree Education Center or at a customer location.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately relevant to course participants working in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to customize our courses for delivery at our customers’ sites.

Business Strategy

Our long-term objective is to sustain and grow our position as a leading worldwide vendor-independent provider of training and education to managers and IT professionals and become the provider of choice for large national and multinational companies, small and medium-size companies and government organizations. To that end, we focus on providing our customers’ employees with the knowledge and skills they need to contribute to their employers’ key business objectives, and developing and maintaining long-term relationships with our customers and course participants.

Commitment to Quality Training. For the past 35 years, we have set the highest standards of excellence in educating and training managers and IT professionals throughout the world. We believe these standards have driven our long-term success. In fiscal year 2009, course participants rated Learning Tree instructors and courses at the highest levels in our history. These ratings reflect improvements that include our patented MagnaLearn™ instructional enhancement system and the latest up-to-date course equipment, ongoing revision and updating of our course materials, and continuing improvement of instructor skills and capabilities. Our AnyWare e-Learning platform extends the full range of Learning Tree features and standards to our remote participants, so that they enjoy the same experience and results as our in-class participants.

High Quality Instructor Team. At October 2, 2009, we had 610 course instructors located around the world who are practicing professionals with expert subject knowledge and who average over 24 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 10 course events per year on an “as-needed” basis. During the rest of the year they work either as full-time employees or independent consultants for other companies. This “on-demand” structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to our customers’ needs for management and IT skills training. In addition, because Learning Tree instructors generally spend the majority of their time working in industry settings, they provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments, and provide us with unique access to a large pool of industry experts on management and IT trends throughout the world that is especially valuable in our decisions and development process for new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a highly systemized program in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal, as evidenced by our annual instructor retention rate, which exceeds 90%.

Broad Proprietary Course Library. We offer a broad, proprietary course library, which at October 2, 2009 totaled 219 instructor-led two- to five-day course titles comprising a total of 4,986 hours of classroom instruction covering a wide range of management and IT topics. Based on their sophistication and quality, all Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute (PMI).

The following table itemizes the number of Learning Tree course titles by curriculum at October 2, 2009:

Curriculum	Number of Course Titles	Total Hours of Training
Windows Systems and Exchange	19	468
Networking, Cisco Networks and PC Support	17	438
ITIL Certification	17	408
Visual Studio and .NET Development	16	378
Project Management	18	372
SQL Server	16	372
Security	12	306
Business Analysis	14	282
Web Development and XML	13	282
SharePoint, Access and Office	12	276
Communication and Time Management	16	270
RDBMS, and Oracle Databases	10	270
Java, C++ and Perl Programming	11	264
Software Engineering	11	252
UNIX and Linux	7	162
Management and Leadership	8	150
Apple Macintosh Systems and Support	2	36

Total	219	4,986

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

Our management courses, while including core concepts and theory, focus heavily on providing practical skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises that provide the opportunity for them to practice applying the key concepts in real-world situations. These real-world scenarios are primarily delivered through RealityPlus™ , our proprietary performance-based management training platform. RealityPlus™ courses bring the real world to life in the classroom through the use of computer-based and rich-media simulations, supplemented with substantial amounts of hands-on exercises and group activities, facilitated by experts in their respective fields. RealityPlus™ prepares participants to apply the skills and knowledge they learn in our simulated projects, problems, and situations to the real-life management tasks they will perform in the workplace.

At October 2, 2009, we offered 143 titles in our IT curriculum, representing 65.3% of our entire course library, compared to 131 titles, or 70.8% at the end of fiscal year 2008. At the same date, we offered 76 titles in our management curriculum, representing 34.7% of our entire course library, compared to 54 titles, or 29.2% at the end of fiscal year 2008. Our spending on course development was $7.4 million in fiscal year 2009, $9.7 million in fiscal year 2008 and $8.6 million in fiscal year 2007.

To assist participants in their long-term professional development, we offer 25 Learning Tree Professional Certification programs, in which participants earn their certification by successfully completing four Learning Tree courses in a particular field, and demonstrating mastery by passing the examination for each course. Each Professional Certification Program is designed to teach all of the skills necessary to master a specific job function.

Over our 35-year history, we have developed and implemented a well-defined, systematic approach to rapidly develop, customize and update courses in the Learning Tree library and to translate our course content into multiple languages. Courses are organized into curricula that reflect general topics or disciplines. We continuously update and expand our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of our customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2009, we developed 50 new titles and retired 16 titles. We may or may not develop more titles than we retire in any period, and there can be no assurance that we will develop courses that keep pace with the introduction of new hardware, software and networking technologies or the need for key business skills training. We expect course development costs to vary in the future, primarily depending on the number of new titles we introduce in any period, as well as the overall size of the total course library we must maintain.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses on demand at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 610 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver any Learning Tree course to any location in the world.

In fiscal year 2009, we presented 6,082 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 54 countries. We currently operate wholly-owned subsidiaries in the United States (since 1974), France (since 1977), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. Our international operations produced approximately half of our revenues in fiscal year 2009. See Note 9 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. See Item 1A, “Risk Factors” for a description of the risks associated with our international operations.

On an on-going basis, we evaluate the advisability of expansion or contraction of our operations both within cities and countries with existing Learning Tree Education Centers and in new cities or countries.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, small and medium-sized companies and government organizations throughout the world, and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Our customers operate in a wide range of sectors, including finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Every one of our 100 largest clients five years ago in fiscal year 2004 was still one of our clients five years later in fiscal year 2009. In fiscal year 2009, we provided training to 76,552 course participants and over 179 of our corporate and government customers purchased more than $100,000 of Learning Tree training. No customer accounted for 10% or more of our revenues in fiscal years 2009 or 2008.

In fiscal year 2009, we continued our efforts to develop enterprise-wide relationships with many of our large customers. These relationships take various forms, but generally involve a modest discount to our list price in exchange for becoming a preferred supplier, which enables us to provide training services to the individual employees with lower sales and administrative costs.

Backlog. Our sales backlog at November 27, 2009 was $27.0 million. This compares to a sales backlog of $31.5 million at November 28, 2008.

Multi-Tiered Sales and Marketing Organization. We employ a multi-tiered sales and marketing organization that integrates direct mail, electronic marketing, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers.

As we have since our inception, we maintain a strong brand image for providing high-quality training for managers and IT professionals through the prominent use of our trademarks in our marketing and course materials. We market our courses primarily through direct mail and electronic mail to our proprietary database of approximately 2.8 million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and we also use direct mail to reach other managers and IT professionals on rented mailing lists. We also utilize targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. In addition, we use rented e-mail address lists to augment our own database. We also market our products and services over the Internet on our website (www.learningtree.com). (Information contained on our website is not part of this Annual Report on Form 10-K.)

We have a telemarketing sales team that consisted of approximately 101 telemarketers and related support staff at October 2, 2009. Our telemarketers call customer leads generated from direct mailings, e-mail marketing, website inquiries and other sales and marketing programs. In addition, our sales team follows up on customer inquiries, and works to identify key personnel at customers with the potential to become major customers. We use our proprietary automated POSTTM techniques to identify regions of our database that are profitable to mail, email and/or call, and those that are not.

At October 2, 2009, we employed a field sales team of 57 direct field sales representatives and related support staff. Our direct sales force primarily focuses on selling training that is delivered on-site for our customers at their locations.

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

Learning Tree Training Passports permit an individual Passport holder to attend up to a specified number of courses, generally three or four, during a one- to two-year period. List prices for Passports are significantly discounted from the list price of the equivalent number of individual courses. Learning Tree 10-Day Passes permit an individual Pass holder to attend up to 10 days of training during a twelve-month period and are priced slightly lower than the Passports. The Learning Tree Training Voucher program allows corporate customers to buy blocks of three or more Vouchers at a fixed discounted price, for future courses to be taken by any person in the customer organization over a six to twelve month period.

Markets and Competition

Instructor-Led Training. The management and IT training markets include outside third-party providers, as well as in-house training conducted by organizations for their own employees. Third-party providers of IT training include “vendor-dependent providers”, who deliver courses developed by the vendors of software and hardware technologies and who depend heavily on those vendors to market their courses. The IT training market also includes “vendor-independent providers”, such as us, who independently develop, market and deliver proprietary courses. In addition, third-party providers of management training include non-profit associations, as well as “for-profit providers”, who provide training largely as a professional development service, and both for-profit and not-for-profit “academic providers”, who offer courses that lead to accredited undergraduate or graduate degrees.

We are a for-profit vendor-independent provider of management education and IT training. Some competitors offer course titles and programs similar to ours at lower prices. In addition, some competitors have greater financial or other resources than we do.

Our main IT training competitors are vendor-dependent and include the IT hardware and software vendors themselves. Many hardware and software vendors supply training, sometimes bundled in the prices of their products. Other vendor-dependent providers are Authorized Technical Education Centers and Certified Technical Education Centers that deliver these vendors’ proprietary courses. Vendor-dependent providers may have, or claim, greater knowledge of upcoming developments in their products, and their certifications are widely recognized. We differentiate ourselves from vendor-dependent providers by maintaining a vendor-independent posture and providing cross-platform training solutions. By being vendor-independent, we can address both the strengths and the weaknesses of a product and teach IT professionals how to integrate one product with those of other vendors in a multi-vendor configuration. We leverage the expertise of Learning Tree instructors and authors, to ensure that we offer a level of expertise that matches or exceeds that of vendor-dependent providers while also providing a vendor-independent platform that provides meaningful product comparisons.

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

We believe that the majority of third-party providers—whether in management or IT—are smaller organizations that often provide training as one of several services or product lines. We differentiate ourselves from these providers based on our experience over more than three decades, the breadth and quality of our proprietary course library, our worldwide delivery capability, and the size, quality and experience of our instructor force.

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

Our customers are widely diversified across industries and geographies, with varying fiscal years including many whose fiscal years coincide with the U.S. Government September 30 budget year, many who are on the calendar year, and many whose fiscal years coincide with the UK and Canadian governments’ March 31 budget year. We also see seasonal variations in our business as a result of other factors, including summer vacations, especially in Europe. For a discussion of the seasonal effects on our business, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

E-Learning and Blended Learning. Management and IT training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Based upon extensive research and use of pilot programs as well as our experience, we believe that instructor-led training will continue to fill the largest portion of the market because it provides the greatest foundation and ability for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem solving with their instructor and fellow participants, and the opportunity to get expert advice on the application of the course material to their own projects. Furthermore, instructor-led classroom training insulates course participants from workplace interruptions and accelerates their learning of new technologies. However, the use of technology-based IT training formats, such as Internet-based e-learning, appears to have gained some acceptance in the IT and management training and education market.

As noted last year, we have continued to investigate alternate, technology-based training formats and how they might effectively be integrated into our training programs. Based on extensive testing of alternate delivery formats and training program structures, we developed Learning Tree AnyWare™, our proprietary e-learning platform that integrates participants in remote locations into live class events in another location. Remote attendees use an ordinary Internet connection to connect to our patent-pending classroom interface. Once logged in, remote AnyWare class participants see and hear their instructor and classmates in real time, and view the instructor’s annotations on the two in-class MagnaLearn™ projection screens in real-time. They are able to participate in discussions, ask questions, work in breakout sessions, and complete the same hands-on exercises as their in-class counterparts. They gain the full benefit of our proprietary courseware, and achieve the same level of knowledge and skill transfer as in-class participants. Early customer feedback is that AnyWare is highly differentiated and significantly more effective in promoting job-related learning than other forms of e-Learning. Through AnyWare, we effectively apply technology to leverage the strengths of our classroom offerings.

Employees

Our executive officers have extensive experience in the training and education industry with an average of nearly 16 years of experience with us and nearly 19 years of relevant industry experience.

On October 2, 2009, we had a total of 427 full-time equivalent employees, of whom 183 were employed outside the United States. We also utilized the services of 610 expert instructors to teach our courses on an “as-needed” basis. We consider our relations with our employees and our instructors to be good.

Intellectual Property Rights

Our course development process and course titles are proprietary, and we rely on a combination of copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect those proprietary rights.

“LEARNING TREE”, “LEARNING TREE INTERNATIONAL”, the Learning Tree “Tree Design” logo, “LEARNING TREE INTERNATIONAL” and Design, “LEARNING TREE PROFESSIONAL CERTIFICATION” and Design, “LEARNING TREE ANYWARE BE THERE WITH ANYWARE” and Design, “LEARNING TREE ANYWARE”, “EDUCATION IS OUR BUSINESS”, “EDUCATION YOU CAN TRUST”, “WE BRING EDUCATION TO LIFE”, “PRODUCTIVITY THROUGH EDUCATION”, “REALITYPLUS” Design, “REALITYPLUS MANAGEMENT EDUCATION FOR THE REAL WORLD”, “TRAINING PASSPORT”, “TRAINING ADVANTAGE”, “ALUMNI GOLD”, “TRAINING YOU CAN TRUST”, “WE BRING LEARNING TO LIFE”, “WWW.LEARNINGTREE.COM”, “MAGNALEARN”, “VENDOR INDEPENDENT TRAINING YOU CAN TRUST”, “LEARNING TREE UNIVERSITY CONSORTIUM” and Design, “ON-SITE COURSES” and Design, “800-LRN-TREE”, and “800-THE-TREE” are among our trademarks and service marks. In addition to the trademarks and service marks, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

We own the copyright to all course materials we develop. Our copyrighted course materials are a significant differentiator of our services from those of our competitors.

Our MagnaLearn Instructional Enhancement System is covered by various United States and international patents. MagnaLearn™ gives Learning Tree instructors greater flexibility to customize and pace course presentations by allowing them to annotate, highlight and manipulate course materials on two independent projection screens, in real time. The system also provides automated feedback to our course development resources, allowing constant improvement of courses and the ability to consistently update courses immediately on a world-wide basis.

We have applied for patents related to our recently introduced AnyWare e-Learning platform.

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

You should carefully consider the following discussion of various risks and uncertainties, keeping in mind that they are not the only ones that affect us. Additional risks that we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us.

Common Stock Price Fluctuations

Historically, our common stock price has fluctuated, and we expect fluctuations to continue in the future.

General Factors. We believe some of the reasons for past fluctuations in the price of our stock related to factors such as:

•	announcements of developments related to our business;

•	announcements concerning new products or enhancements by us or our competitors;

•	developments in our relationships with our customers;

•	market perceptions of new means of delivering training, such as the Internet;

•	variations in our revenues, gross margins, earnings or other financial results;

•	fluctuations in general conditions in the economy, our market, and the markets served by our customers; and

•	introductions of new technologies both by our customers and technology vendors.

In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. In some cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our operating performance.

Future Sales of Our Common Stock. Sales of our common stock by our founders, officers, directors and employees could adversely and unpredictably affect the price of shares of our common stock. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 13,876,296 shares outstanding as of December 7, 2009, as of that date we are authorized to issue up to a total of 1,173,053 shares of common stock under our existing Stock Option and Equity Incentive Plan. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.

Fluctuations in Operating Results

Historically, our operating results have fluctuated, and we expect fluctuations to continue in the future.

Fluctuations in our historical operating results have resulted from many factors, some of which are beyond our control. In the future, these or other factors could have a material adverse impact on our operating results and cause our stock price to decrease. For example:

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

Use of Accounting Estimates. The preparation of our financial statements in conformity with Generally Accepted Accounting Principles requires us to make estimates and assumptions in calculating our financial results. As one example, we currently offer our customers a multiple-course sales discount referred to as a Training Passport, which allows an individual passport holder to attend up to a specified number of Learning Tree courses over a one to two-year period for a fixed price. For a Training Passport, the amount of revenue we recognize for each attendance in one of our courses is based upon the selling price of the Training Passport, the list price of the course taken, the average list price of all courses taken, and our estimate of the average number of courses a Passport holder will actually attend. After expiration of a Training Passport, we record the difference, if any, between the revenue previously recognized and the Training Passport selling price. For example, if a Passport holder attends more courses than we had estimated, we would make a negative adjustment to revenues at the expiration of that Passport. We base our estimate of the average number of course events that a Training Passport holder will attend on historical trends. However, these historical trends may not accurately predict the actual number of course events that a Training Passport holder will attend in the future. If average Training Passport attendance rates were to increase, for example, we would have to make negative adjustments to our revenue, which could be significant. For a summary of some of our key accounting estimates, please see our “Critical Accounting Estimates and Policies” in Management’s Discussion and Analysis.

Changing Regulation of Corporate Governance and Public Disclosure. Changing laws, regulations and standards relating to corporate governance and public disclosure can result in uncertainty regarding compliance matters and higher costs incurred with ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Some of our competitors offer course titles and programs similar to ours at lower prices. In addition, some competitors have greater financial and other resources than us. Additionally, hardware and software vendors, as well as software systems integrators, may combine IT education and training with sales of their products or other services, which could allow them to offer training at lower prices than we do. Furthermore, future consolidation of IT vendors or training companies could have a material impact on our future operations.

The risk of outsourcing of corporate IT administration and software development overseas to countries or firms not currently served by us could have a material adverse impact on our future operations.

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

Risks Associated with International Operations

Approximately half of our annual revenue is generated by courses conducted outside the United States. Therefore, if we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price.

Foreign Currency Fluctuations. Our consolidated financial statements are prepared in U.S. Dollars, while the operations of our foreign subsidiaries are conducted in their respective local currencies. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results and could result in exchange losses. We do not hedge against the risks associated with fluctuations in exchange rates. Even if we were to use hedging techniques in the future, we might not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

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

Control by Management

Senior personnel, especially our founders, own a majority of our outstanding shares and may therefore have significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions.

As of December 7, 2009, our executive officers and directors collectively beneficially own approximately 55.2% of our outstanding shares of common stock. As of that date, Mr. Garen, our Chairman of the Board of Directors, beneficially owned approximately 24.4% of our outstanding shares of common stock. Dr. Collins, our Vice Chairman of the Board of Directors, beneficially owned approximately 30.2% of our outstanding shares of common stock as of December 7, 2009. Consequently, senior personnel, and Mr. Garen and Dr. Collins in particular, have significant influence over, and may control, our policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

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

In addition, an acquisition or other strategic transactions could adversely impact cash flows and/or operating results, and dilute shareholder interests, for many reasons, including:

•	charges to our income to reflect the amortization of acquired intangible assets;

•	write-offs for the impairment of the carrying value of goodwill or other intangible assets;

•	interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and

•	any issuance of securities in connection with an acquisition or other strategic transactions that dilutes or lessens the rights of our current common stockholders.

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

Domestic and/or International Economic Downturns. A significant part of our revenues comes from Fortune 1000-level companies, their international equivalents, and government organizations. During weak economic conditions, our growth rate generally slows, and in downturns as severe as that of the past year, sales diminish. If the domestic and/or international economy were to continue to weaken, the demand for our services could decline, which could have a material adverse effect on our operating results and stock price.

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

Certain provisions of our Restated Certificate of Incorporation, our Bylaws and Delaware law could, together or separately, discourage, delay or prevent a third party from acquiring us, even if doing so might benefit our stockholders. These provisions may also affect the price investors would receive for their shares of our common stock. Some examples of these provisions in our Restated Certificate of Incorporation and Bylaws are:

•	the division of our board of directors into three classes;

•	the right of our board of directors to issue preferred stock with rights and privileges that are senior to the common stock, without prior stockholder approval;

•	certain limitations of the rights of stockholders to call a special meeting of stockholders; and

•	the prohibition of stockholder actions by written consent.

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

Our headquarters are located at 1805 Library Street, Reston, VA 20190.

We own a 38,500 square foot office facility in Reston, VA, which is occupied by the sales, administrative and operations groups of our U.S. subsidiary. We lease all of our other offices and education center classroom facilities. The leases expire at various dates over the next 10 years. We also present our courses at rented hotel and conference facilities and customer sites. We typically provide all of the software, hardware and networking systems required for use in our courses.

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

The following table contains certain information regarding Learning Tree Education Centers and offices at October 2, 2009:

Location (Metropolitan Area)	Function(s)	Number of Classrooms	Total Area in Square Feet
Atlanta, GA	Education Center	9	16,903
Chicago, IL	Education Center	5	11,017
Los Angeles, CA	Education Center & Office	5	34,374
New York, NY	Education Center	19	41,724
Washington, DC area	Education Centers (3 sites)	37	87,958
Reston, VA	Offices (3 sites)	—	45,959	(a)
Powell, OH	Office	—	400
Kennett Square, PA	Office	—	440
Paris, France	Education Center & Office	19	36,813
London, England	Education Center	34	56,481	(b)
Leatherhead, England	Office	—	23,209	(c)
Ottawa, Canada	Education Center & Office	6	20,006
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	12	27,790
Tokyo, Japan	Education Center & Office	2	3,096

		158	423,377

(a)	Includes a 38,500 square foot office facility, which we own; all other facilities are leased.
(b)	Excludes 55,519 square feet that we sublease to various subtenants. Subleases end at various dates prior to the end of our prime lease. See Note 4 of “Notes to Consolidated Financial Statements” for details on subleases. Some subtenants may opt for early termination based on their sublease agreements.
(c)	Excludes 7,000 square feet that we sublease to a single subtenant. Sublease ends co-terminus with our prime lease which ends in December 2010.

Item 3.	LEGAL PROCEEDINGS

We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Beginning in 1996, we sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. We have previously disclosed the existence of a claim by the U.S. Government relating to the expiration and prepayment terms of our passport and voucher programs for periods prior to fiscal year 2009. The Government has asserted that the expiration and prepayment terms of those programs in prior years violated the terms of our GSA contract, and that our acceptance of payment under these terms violates the civil False Claims Act, 31 U.S.C. 3729. We do not agree, but in continuing discussions with the Government have offered to settle the dispute by making a cash payment to the Government. In the fourth quarter of fiscal year 2009, we accrued $4.2 million for the estimated cost of such a settlement. Although the positions of the parties are close, there can be no assurance that agreement on a settlement of the matter will be reached, and the ultimate payment could be more or less than the amount reserved. In particular, in the event that the Government were to file suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009 through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our Common Stock on the NASDAQ Stock Market:

	High	Low
Fiscal Year 2008
First Quarter	$27.19	$17.96
Second Quarter	22.96	12.43
Third Quarter	18.12	14.02
Fourth Quarter	17.29	10.50

Fiscal Year 2009
First Quarter	$12.78	$7.52
Second Quarter	10.25	6.20
Third Quarter	11.09	8.10
Fourth Quarter	11.58	9.63

On December 4, 2009, the number of holders of our Common Stock was approximately 1,416, consisting of 54 record holders and approximately 1,362 stockholders whose stock is held by a bank, broker or other nominee.

Dividends

To date, we have not paid any cash dividends on our Common Stock and have no current plans to do so in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on our financial condition and other factors that our Board of Directors may in the future consider to be relevant.

Sales of Unregistered Securities.

During fiscal year 2009, we did not make any unregistered sales of our securities.

Purchases of Equity Securities

The following table summarizes information regarding shares purchased during the three months ended October 2, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 4, 2009 – July 31, 2009	117,310	$10.33
August 1, 2009 – August 31, 2009	151,117	$11.06
September 1, 2009 – October 2, 2009	114,071	$11.18

Total	382,498	$10.87

All Common Stock repurchases were made in open-market transactions and not pursuant to any publicly announced plans. We may choose to make additional purchases of our Common Stock in the future, but have no commitment to do so.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	391,949	$13.32	781,104
Equity compensation plan not approved by security holders	—	—	—

Total	391,949	$13.32	781,104

For a description of the other material features of our equity compensation plan, see Note 6 of “Notes to Consolidated Financial Statements.”

COMPANY STOCK PERFORMANCE

The information contained below shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing (except to the extent that we specifically incorporate this information by reference) and shall not otherwise be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act (except to the extent that we specifically incorporate this information by reference).

The following graph compares the cumulative total stockholder return on our Common Stock from October 1, 2004 to October 2, 2009 with the cumulative total return on the NASDAQ Stock Market Composite Index and an appropriate “peer group” index (assuming the investment of $100 in our Common Stock and in each of the indexes on October 1, 2004.)

	Fiscal Year Ended
	October 1, 2004	September 30, 2005	September 29, 2006	September 28, 2007	October 3, 2008	October 2, 2009
Learning Tree International, Inc.
Common Stock	$100	$94	$58	$126	$88	$81
NASDAQ Stock Exchange
Composite Index	$100	$114	$121	$146	$114	$117
Peer Group Index (1)	$100	$94	$83	$117	$113	$137
Peer Group + Learning Tree International, Inc	$100	$94	$82	$117	$112	$136

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2009, NASDAQ, Inc. All rights reserved. Used with permission.

(1)	Peer Group index includes: Apollo Group, Inc.; Skillsoft Public Limited Company; DeVry, Inc.; and, ITT Education Services, Inc. The returns of each issuer within the Peer Group Index have been weighted according to such issuer’s respective stock market capitalization at the beginning of the period presented.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended September 28, 2007, October 3, 2008 and October 2, 2009, and the balance sheet data as of October 3, 2008 and October 2, 2009, are derived from our consolidated financial statements, which are included elsewhere herein. The statement of operations data set forth below for the years ended September 30, 2005 and September 29, 2006, and the balance sheet data as of September 30, 2005, September 29, 2006 and September 28, 2007, are derived from our audited financial statements that are not included in this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2007 ended on September 28, 2007, fiscal year 2008 ended on October 3, 2008 and fiscal year 2009 ended on October 2, 2009. Fiscal years 2005 through 2007 each consisted of 52 weeks, fiscal year 2008 consisted of 53 weeks and fiscal year 2009 consisted of 52 weeks.

	Fiscal Year Ended (dollars in thousands, except per share data)
	September 30, 2005	September 29, 2006	September 28, 2007	October 3, 2008	October 2, 2009
SELECTED STATEMENT OF OPERATIONS DATA:
Revenues	$151,558	$154,049	$167,193	$181,278	$132,559
Cost of revenues	75,966	76,164	72,936	76,807	59,243

Gross profit	75,592	77,885	94,257	104,471	73,316

Operating expenses:
Course development	7,952	10,080	8,613	9,656	7,442
Sales and marketing	42,387	42,503	41,094	43,596	31,962
General and administrative	27,499	27,944	30,041	33,532	31,929

Total operating expenses	77,838	80,527	79,748	86,784	71,333

Income (loss) from operations	(2,246)	(2,642)	14,509	17,687	1,983
Other income, net	2,263	3,373	4,236	4,001	1,048

Income before provision for income taxes	17	731	18,745	21,688	3,031
Provision for income taxes	1,713	3,853	1,755	7,888	1,828

Net income (loss)	$(1,696)	$(3,122)	$16,990	$13,800	$1,203

Income (loss) per common share—basic	$(0.10)	$(0.19)	$1.03	$0.84	$0.08

Income (loss) per common share—diluted	$(0.10)	$(0.19)	$1.03	$0.83	$0.08

Weighted average shares outstanding—basic	16,865	16,583	16,498	16,516	15,181

Weighted average shares outstanding—diluted	16,865	16,583	16,498	16,580	15,181

	As of (dollars in thousands)
	September 30, 2005	September 29, 2006	September 28, 2007	October 3, 2008	October 2, 2009
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$56,736	$44,401	$49,732	$51,853	$44,313
Available for sale securities	$18,555	$27,800	$38,775	$18,909	$29,497
Income tax receivable	$682	$243	$4,224	$2,475	$265
Total current assets	$100,125	$98,715	$120,861	$101,294	$96,743
Available for sale securities, long-term	$—	$—	$—	$23,440	$—
Total assets	$132,638	$137,200	$163,976	$172,424	$136,820
Deferred revenues	$44,956	$47,678	$50,216	$47,712	$38,103
Total current liabilities	$65,003	$70,005	$76,924	$70,065	$60,430
Total long-term liabilities	$7,564	$10,261	$9,844	$15,961	$13,528
Total stockholders’ equity	$60,071	$56,934	$77,208	$86,398	$62,862

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to “Item 1”.

OVERVIEW

Nature of the Business. Learning Tree International is a leading worldwide vendor-independent provider of training and education to business and government organizations for their managers and IT professionals. Since our founding in 1974, we have provided high-quality training to nearly 2 million managers and IT professionals. In fiscal year 2009 we trained 76,552 course participants from more than 9,100 organizations worldwide, including large national and multinational companies, government organizations, and small and medium-size companies.

As of October 2, 2009, we offered a broad proprietary library of intensive instructor-led courses from two to five days in length, consisting of 219 different course titles representing 4,986 hours of training, including 143 IT course titles and 76 management course titles. Learning Tree courses provide both breadth and depth of education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through local operations in the United States, the United Kingdom, France, Canada, Sweden and Japan, and generate approximately half of our revenues internationally. Each operating subsidiary is staffed by local personnel responsible for the sale and delivery of Learning Tree courses in that country. Our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2009, we presented courses in 54 countries.

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

We design our own vendor-independent IT courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. All Learning Tree courses are highly interactive, and incorporate extensive hands-on exercises or case study workshops. While addressing core concepts and theory, all of our technical and management courses focus primarily on providing skills, tools, and technologies that participants can apply immediately upon returning to their jobs. To accomplish this objective, many of our RealityPlus™ management courses utilize extensive multi-media simulations to teach practical management techniques. This innovative methodology provides an environment in which RealityPlus™ course participants learn entirely by doing. Throughout these courses, they gain extensive experience applying new management skills in life-like, challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, RealityPlus™ course participants can achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplaces.

We had 610 instructors as of October 2, 2009, who are practicing professionals with expert subject knowledge, and who average over 24 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 10 course events per year on an “as-needed” basis. During the rest of the year they apply the skills that they teach, either as full-time employees for other companies or as independent consultants. When they are not teaching, Learning Tree instructors are using and honing their management and IT skills as either full-time employees for other companies or as independent consultants.

We offer our proprietary courses through wholly owned local subsidiaries in the United States, the United Kingdom, France, Canada, Sweden and Japan, and generate approximately half of our revenues internationally. Each operating subsidiary is staffed by local personnel responsible for the sale and delivery of our courses in that country. Additionally, our Learning Tree AnyWare e-Learning platform enables individuals located anywhere in the world to remotely attend our live instructor-led classes held in these locations, via the Internet.

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

In late fiscal year 2007, we implemented a series of growth initiatives which we continued throughout fiscal year 2008. As a result of the external economic environment, during fiscal year 2009 we refocused our goals toward reducing costs and maintaining profitability. We substantially scaled back our growth plans, but maintained some efforts in two key areas which we believe made some contribution to our fiscal year 2009 results and will provide increasing contributions in subsequent years. These areas are:

1	Increasing the size of our course library. We believe that increasing the size of our course library will allow us to serve more customers by meeting a broader set of professional development needs. Performance of new titles has a well-established historical track record, and new titles typically grow to full revenue contribution levels approximately two years after their introduction. In fiscal year 2008 we significantly increased the rate at which we introduce new titles, so that we released 34 new course titles in fiscal year 2008 and 50 new course titles in fiscal year 2009, compared to an average of 27 new titles in fiscal years 2006 and 2007. By the end of fiscal year 2009, we had somewhat slowed the rate of developing new titles, but we will continue to evaluate changing technology, market demand and customer requirements as we develop and introduce new titles in the future.

2	Expanding our course delivery capability through e-Learning. We remain firmly committed to the value of instructor-led classroom training as the center point of our business model, and believe there is a substantial opportunity to further increase the value of that training format by leveraging technology. In fiscal year 2008, we began focused research in the area of blended learning, and we experimented with a variety of approaches to using technology in conjunction with our instructor-led classroom training. As a result of this research, we determined that our customers responded most positively to an approach which we refined and introduced in fiscal year 2009 as our patent-pending e-Learning platform, Learning Tree AnyWare™. AnyWare allows individuals located anywhere to attend a live instructor-led class being conducted in a Learning Tree Education Center or at a customer location. We are currently marketing more than 140 course titles available through our AnyWare platform in North America and Europe, and we anticipate expanding that number further in fiscal year 2010. We have received positive feedback from our customers based on our initial efforts, and believe that we can expand both our geographic reach and our market share through the continued implementation of AnyWare.

As we have for the past 35 years, we continue to emphasize excellence in educating and training managers and IT professionals from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that our proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. It is worth noting that all of our top 100 customers from five years ago in our fiscal year 2004 were still our customers five years later in fiscal year 2009. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems. In fiscal year 2009, course participants rated Learning Tree instructors and courses at the highest levels in our history. Converting our course evaluation scale to a typical grading scale with a maximum possible score of 100%, our instructors received an average “grade” of 97% from their participants in fiscal year 2009.

Our customers have continued to respond positively to our increase in the breadth and depth of our management course offerings. At October 2, 2009, we offered 76 titles in our management curriculum representing 34.7% of our entire course library, compared to 54 titles, which represented 29.2% of our course library, at the end of fiscal year 2008.

The current economic climate has had an effect on our business, and although there are reports of economic stability or even growth in some of the countries where we operate many economists are still predicting a long, challenging period for the global economy. We believe that effective training in information technology and management skills improves our customers’ competitiveness, and many of our customers will continue to invest in training their personnel in these critical competencies. However, we also expect that some customers will continue to restrict their spending on training services as part of their response to the current economic conditions. We therefore believe we must manage our business with the expectation that these conditions may continue to adversely affect our revenues, an impact that will only be partially offset by the positive effects of the growth initiatives we instituted last year. However, there is no guarantee that these approaches will be successful.

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2007 ended on September 28, 2007, our fiscal year 2008 ended on October 3, 2008, and our fiscal year 2009 ended on October 2, 2009. Our fiscal years 2009 and 2007 consisted of 52 weeks, and our fiscal year 2008 was a 53-week fiscal year.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	43.6	42.4	44.7

Gross profit	56.4	57.6	55.3
Operating expenses:
Course development	5.1	5.3	5.6
Sales and marketing	24.6	24.0	24.1
General and administrative	18.0	18.5	24.1

Total operating expenses	47.7	47.8	53.8

Income from operations	8.7	9.8	1.5
Other income, net	2.5	2.2	0.8

Income before provision for income taxes	11.2	12.0	2.3
Provision for income taxes	1.0	4.4	1.4

Net income	10.2%	7.6%	0.9%

FISCAL YEAR 2009 COMPARED WITH FISCAL YEAR 2008

Our fiscal year 2009 began October 4, 2008, and from the outset was significantly impacted by the global financial crisis and subsequent economic downturn. In fiscal year 2009, our revenues decreased by 26.9% to $132.6 million compared to $181.3 million in fiscal year 2008. Income from operations decreased by 88.8% to $2.0 million in fiscal year 2009 compared to $17.7 million in fiscal year 2008. Net income for fiscal year 2009 decreased by 91.3% to $1.2 million compared to $13.8 million in fiscal year 2008.

Revenues. Our fiscal year 2009 revenues decreased by 26.9% compared to fiscal year 2008. The decrease in revenues is primarily due to a 19.0% decrease in the number of participants in our courses, and a 10.0% decrease in average revenue per participant. The decrease in revenue per participant was primarily the result of a negative 7.5% effect of changes in foreign exchange rates, and the fact that in fiscal year 2009, compared to fiscal year 2008, we had a higher percentage of participants at courses held at customer locations, where the average revenue per participant is lower than for courses held in our own education centers, as well as a higher percentage of participants at our management courses, which have a shorter average length than our IT courses and accordingly a lower average revenue per participant. These decreases were partially offset by price increases.

During fiscal year 2009, we provided 269,854 attendee-days of training, a decrease of 21.9% from the 345,615 attendee-days in fiscal year 2008. In our management courses in fiscal year 2009, we provided 96,020 attendee-days of training, a 9.8% decrease over the 106,501 attendee-days in fiscal year 2008. In our IT courses during fiscal year 2009, we provided 173,834 attendee-days of IT training, a 27.3% decrease from the 239,114 attendee-days in fiscal year 2008. Because of our 52/53 week accounting convention, our fiscal year 2009 had 52 weeks, while our fiscal year 2008 had 53 weeks.

Revenues in the United States decreased 19.3% from $80.4 million in fiscal year 2008 to $64.9 million in fiscal year 2009, primarily due to a decrease in the number of course participants. Revenues from our international operations decreased 32.9% from $100.9 million in fiscal year 2008 to $67.7 million fiscal year 2009, primarily due to a decrease in the number of course participants and to a 7.5% negative effect of changes in foreign exchange rates.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials and equipment, freight, classroom facilities and refreshments. During fiscal year 2009, we presented 6,082 events compared to 7,097 events during fiscal year 2008. Our cost of revenues for fiscal year 2009 was $59.2 million compared to $76.8 million in fiscal year 2008. Our cost of revenues as a percentage of our revenues increased to 44.7% for fiscal year 2009 from 42.4% in fiscal year 2008.

Changes in exchange rates do not materially affect our gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

The increase in cost of revenues as a percentage of revenues in fiscal year 2009 reflects a 15.0% decrease in average revenue per event partly offset by a 10.0% decrease in average cost per event. The decrease in our average revenue per event, is the result of a 7.5% effect of changes in foreign exchange rates, and a 5.5% decrease in average participants per event and the decrease in average revenue per participant discussed earlier. The decrease in average cost per event principally results from the effect of changes in foreign exchange rates and the decrease in our average number of days per event held compared to fiscal year 2008, somewhat offset by proportionately higher fixed costs per event due to having fewer events during fiscal year 2009 over which to allocate the expenses associated with our education centers.

Gross profit in the United States decreased 20.0% from $44.1 million in fiscal year 2008 to $35.3 million in fiscal year 2009, primarily due to a decrease in the number of course participants. Gross profit from our international operations decreased 37.1% from $60.4 million in fiscal year 2008 to $38.0 million in fiscal year 2009, primarily due to a decrease in the number of course participants and a 7.5% negative effect of changes in foreign exchange rates.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. All costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

In fiscal year 2008, we began a strategic initiative aimed at significantly increasing the rate at which we develop new course titles, and we began introducing new titles at an accelerated rate in the third quarter of that year. In fiscal year 2009, we introduced 50 new course titles, compared with 34 new course titles introduced in fiscal year 2008. We expect to introduce fewer course titles in fiscal year 2010 than in fiscal year 2009.

During fiscal year 2009, largely due to the decline in our revenues, course development expenses were 5.6% of revenues compared to 5.3% during fiscal year 2008. In fiscal year 2009, we decreased our overall spending on course development by 22.9% to $7.4 million compared with $9.7 million in fiscal year 2008. This decrease reflects both the reduction in costs associated with the development of new titles in fiscal year 2009 compared to the prior fiscal year as well as cost savings in the development process. Our development costs for a course are incurred well before the date the course is first taught.

We introduced 25 new management course titles in fiscal year 2009 compared with nine in fiscal year 2008. During each of fiscal years 2009 and 2008 we introduced 25 new IT courses. During this period, we have continued to research and develop various approaches to delivering “hybrid” learning, which combines instructor-led classroom training with web-based e-learning, culminating with the introduction of Learning Tree AnyWare™, our e-learning platform that allows individuals located anywhere to attend a live instructor-led class being conducted in a Learning Tree Education Center or at a customer location.

At the end of fiscal year 2009, the Learning Tree library of instructor-led courses numbered 219 titles, comprising over 4,986 hours of training, compared with 185 titles at the end of fiscal year 2008. The increase in the number of titles in fiscal year 2009 reflects the net effect of introducing 50 new titles and retiring 16 titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At October 2, 2009, we had 76 management titles in our course library, compared with 54 management titles at the end of fiscal year 2008. Our library of IT titles numbered 143 as of October 2, 2009 compared to 131 titles at the end of fiscal year 2008.

Sales and Marketing Expenses. Sales and marketing expenses primarily include the cost of designing, producing and distributing direct mail and media advertisements, marketing e-mails and our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities. Our sales and marketing expense, and in particular our expenditure on course catalogs, is one of our largest expenditures. We have adjusted the market segments to which we mail our catalogs, and are presently evaluating a number of additional ways to increase the efficiency of our marketing expenditures by spending less without materially affecting the response to that marketing. At the same time, in response to changing economic conditions, we have decreased our sales staff in our operating units.

Our sales and marketing expenses were 24.1% and 24.0% of revenues in fiscal years 2009 and 2008, respectively. Sales and marketing expenses decreased to $32.0 million in fiscal year 2009 compared to $43.6 million in fiscal year 2008. The decrease in sales and marketing expenses compared to fiscal year 2008 included: $6.0 million in costs associated with printing and mailing our catalogs; $3.6 million in personnel-related expenses; $1.0 million in professional service fees; $0.3 million in trade show and advertising expense; and $0.7 million for decreases in travel and living, general office expenditures and other items. Changes in foreign exchange rates caused our overall sales and marketing expenses to decline by about 7.4%.

General and Administrative Expenses. Our general and administrative expenses in fiscal year 2009 decreased by $1.6 million over the prior fiscal year, from $33.5 million in fiscal year 2008 to $31.9 million. We have previously disclosed the existence of a claim by the U.S. Government relating to the expiration and prepayment terms of our passport and voucher programs for periods prior to fiscal year 2009. While we continue to believe that we have complied with the terms of our contracts, we have offered to settle the dispute by making a cash payment to the Government, and accordingly we recorded a charge in the fourth quarter of fiscal year 2009 to reflect the anticipated cost of such a settlement. This resulted in a $4.2 million increase to our G&A expense. Although our respective positions are close on this matter, there can be no assurance that agreement on a settlement will be reached, and the ultimate payment could be more or less than the amount reserved. Offsetting this increase to G&A expense, are the decreases related to: $2.1 million in payroll and benefits; $1.2 million in incentive and stock compensation; $1.1 million in professional service fees; and $0.8 million in facilities and other net decreases. Additionally, fiscal years 2009 and 2008 included the following significant items not associated with current operations:

•

Fiscal year 2009 included $1.3 million of restructuring costs associated with reconfiguring our business to meet the challenges of the current business environment and $0.7 million for costs associated with the since-discontinued effort to explore the sale of the company, primarily for non-contingent transaction contribution bonuses for certain employees.

•

Fiscal year 2008 included $1.0 million for costs associated with the since-discontinued effort to explore the sale of the company, primarily for non-contingent transaction contribution bonuses for certain employees; professional service fees of $0.9 million for tax services and financial consulting; $0.3 million related to lapsed options; $0.2 million for contingency accruals and $0.2 million for severance.

During fiscal year 2009, changes in foreign exchange rates caused total general and administrative expenses to decline by about 5.2% compared with the same period of fiscal year 2008. Despite the reduction in our absolute expenditure on G&A, the reduction in revenues resulted in G&A expense of 24.1% of revenues in fiscal year 2009 compared with 18.5% in the prior fiscal year.

Other Income (Expense), Net. Other income (expense), net in fiscal year 2009 decreased by $3.0 million over the prior fiscal year, from $4.0 million to $1.0 million. This change was primarily due to a decrease in interest income of $2.6 million due to lower interest rates and lower outstanding cash balances as well as a decrease of $0.2 million because in fiscal year 2008 we recorded the proceeds from the liquidation of our investment in Collegis, Inc.

Income Taxes. In fiscal year 2009, our income tax provision was $1.8 million compared to $7.9 million in fiscal year 2008. Our effective rate for fiscal year 2009 was 60.3% compared to 36.4% in fiscal year 2008. The higher effective rate for fiscal year 2009 was primarily attributable to U.S. income taxes on the dividends from foreign subsidiaries, the write off of deferred tax assets related to equity compensation and other nondeductible items, which increased tax expense by approximately $1.4 million. These increases were partially offset by the tax benefits from valuation allowance reversals of approximately $0.5 million.

In the fourth quarter of fiscal year 2009, several of our foreign subsidiaries paid dividends to our U.S. parent corporation totaling approximately $17.5 million. After taking into account withholding taxes, foreign tax credits, and previously taxed income amounts, we accrued approximately $0.7 million of U.S. income taxes on the dividends from the foreign subsidiaries.

As of the end of the fourth quarter of fiscal year 2009, we reversed the valuation allowance for our foreign tax credit carryovers and for our deferred tax assets in a foreign jurisdiction. Because of changes we made to our intercompany agreements with our foreign subsidiaries and the improved financial performance of their operations, we determined that it is more likely than not that the benefits from the foreign tax credit carryovers will be realized. We also determined that it is more likely than not that we will realize the benefits for the deferred tax assets in the foreign jurisdiction because of the improved financial performance of our operations in the foreign jurisdiction. The reversal of the valuation allowances for these items resulted in a net benefit of approximately $0.5 million.

We have not provided for U.S. federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of October 2, 2009, because we currently intend to reinvest such earnings indefinitely. The undistributed earnings were approximately $18.6 million as of October 2, 2009. If these earnings were distributed, we would incur approximately $0.2 million of foreign withholding taxes. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested.

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

Revenues. Our fiscal year 2008 revenues increased by 8.4% compared to fiscal year 2007. The increase in revenues was primarily due to a 5.2% increase in the number of participants in our courses, a 2.7% increase in average revenue per participant and a 0.5% increase due to higher classroom rental revenues than in fiscal year 2007. The increase in revenue per participant was primarily the result of a 3.4% effect of changes in foreign exchange rates and, to a lesser degree, price increases. These increases were partly offset by a higher percentage of participants at courses held at customer locations, where the average revenue per participant is lower than for courses held in our own education centers, and by a higher percentage of participants at our management courses, which have a shorter average length than our IT courses and accordingly a lower average revenue per participant.

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

At the end of fiscal year 2008, our library of instructor-led courses numbered 185 titles, comprising over 4,248 hours of training, compared with 162 titles at the end of fiscal year 2007. The increase in the number of titles in fiscal year 2008 reflects the net effect of introducing 34 new titles and retiring 11 titles.

At October 3, 2008, we had 54 management titles in our course library, compared with 47 management titles at the same point a year earlier. Our library of IT titles numbered 131 as of October 3, 2008 compared to 115 titles at the end of fiscal year 2007.

Sales and Marketing Expenses. Our sales and marketing expenses were 24.0% and 24.6% of revenues in fiscal years 2008 and 2007, respectively. Sales and marketing expenses increased to $43.6 million in fiscal year 2008 compared to $41.1 million in fiscal year 2007. The increase in sales and marketing expenses compared to fiscal year 2007 included: $3.9 million in personnel-related expenses; $0.7 million in professional service fees; $0.6 million in advertising expense; and $0.5 million for increases in travel and living, general office expenditures and other items. These increases were partially offset by a reduction of $3.2 million in costs associated with printing and mailing our catalogs.

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

For fiscal year 2008, total expenses associated with share based compensation were $1.1 million, compared to $1.0 million in fiscal year 2007. In fiscal year 2008, $0.9 million of share based compensation expense was recorded to general and administrative expense, compared to $0.7 million in fiscal year 2007. The remainder of our share based compensation expense is apportioned among other expense categories, based on where we record the compensation costs for the individuals with whom the stock option compensation expense is associated.

Included in general and administrative expenses for fiscal year 2008 was $1.0 million associated with a process to explore the potential sale of the company, including employee non-contingent-transaction contribution bonuses ($0.6 million), and legal, investment banker and board fees ($0.4 million). We initiated that process on May 28, 2008 and terminated it on October 14, 2008.

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

Income Taxes. In fiscal year 2008, our income tax provision was $7.9 million compared to $1.8 million in fiscal year 2007. Our effective rate for fiscal year 2008 was 36% compared to 9% in fiscal year 2007. The low effective rate for fiscal year 2007 was attributable to the reversal of the valuation allowance related to our U.S. deferred tax assets (which reduced our tax provision by $2.8 million) and $3.2 million from favorable adjustments from an audit of our Canadian subsidiary.

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

As of the beginning of fiscal year 2008, we adopted the provisions of FIN 48 (codified primarily in Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes). The cumulative effect of the adoption was a $1.2 million reduction to retained earnings. As of the date of adoption, the amount of unrecognized tax benefits was $1.4 million, all of which would have an impact on our effective tax rate if recognized. As of the date of adoption, we had $0.6 million accrued for interest and $0.6 million accrued for penalties.

We did not provide for U.S. federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of October 3, 2008, because such earnings were intended to be reinvested indefinitely. The undistributed earnings were approximately $43.5 million as of October 3, 2008. If these earnings were distributed, we would incur approximately $0.3 million of foreign withholding taxes. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested.

GEOGRAPHIC DATA

Learning Tree Education Centers are located in six countries and we have historically derived roughly half of our revenues from outside the United States. The United States operations recorded revenues of $64.9 million in fiscal year 2009 compared to revenues of $80.4 million in fiscal year 2008. Revenues from our European operations were $51.6 million in fiscal year 2009 compared to $78.3 million in fiscal year 2008. Canadian operations recorded revenues of $13.5 million in fiscal year 2009 compared to revenues of $19.5 million in fiscal year 2008 and our Asian operations recorded revenues of $2.6 million in fiscal year 2009 compared to $3.1 million in fiscal year 2008. See Note 9 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Measuring Liabilities at Fair Value. In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5 to provide fair value measurement clarification in circumstances in which a quoted price in an active market for an identical liability is not available. Under the standard, appropriate valuation techniques include a technique that uses the quoted price of the identical liability when traded as an asset or another valuation technique (an income or a market approach) that is consistent with the principles of Accounting Standards Codification (“ASC”) 820. We adopted this standard in August 2009 with no material impact on our consolidated financial statements.

Accounting Standards Codification. In June 2009, the FASB issued ASU 2009-1 to establish the FASB Accounting Standards Codification (included in ASC 105) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The FASB uses ASU to amend ASC. This standard was effective for interim and annual periods ending after September 15, 2009, and did not have a material impact on our consolidated financial statements.

Subsequent Events. In May 2009, the FASB issued standards (included in ASC 855) for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Companies must disclose the date through which they evaluated subsequent events and whether the date corresponds with the filing of their financial statements. It is effective for fiscal periods ending after June 15, 2009. This standard was effective for our third quarter ended July 3, 2009, and did not have a material impact on our consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued standards (included in ASC 820) which provide additional guidance on fair value, and reaffirm the previous definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This standard requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. We adopted this standard on April 4, 2009, with no material impact on our consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued standards (included in ASC 825) requiring disclosures about fair value of financial instruments for interim and annual financial statements. We adopted this standard on April 4, 2009, with no material impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued standards (included in ASC 320) which provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. We adopted this standard on April 4, 2009, with no material impact on our consolidated financial statements.

Fair Value Measurement. In October 2008, the FASB issued standards (included in ASC 820) which provide a common definition of fair value and establish a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. The standard does not require new fair value measurements but applies to other standards that require fair value measurement; expanded disclosures are also required. In February 2008, the FASB delayed the effective date of this standard to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt the standard for nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal year 2010. We do not currently believe adoption will have a material impact on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued standards (included in ASC 825) permitting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The standard became effective for us October 4, 2008. We chose not to elect the fair value option.

Other recent accounting pronouncements issued by the FASB did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS

Historically, our quarterly operating results have fluctuated, and that is expected to continue in the future. Typically, our first and third fiscal quarters have higher revenues and income from operations than do our second and fourth fiscal quarters. The fluctuations may be caused by many factors such as: (i) the frequency of course events; (ii) the number of weeks during which courses can be conducted in a quarter; (iii) the timing, timely delivery, frequency and size of and response to our direct mail marketing and advertising campaigns; (iv) the timing of the introduction of new course titles; (v) the mix between course events held at customer sites and course events held in our education centers and hotels due to differing gross profit margins; (vi) competitive forces within markets we serve; (vii) our ability to attract customers and meet their expectations; (viii) currency fluctuations and other risks inherent in international operations; (ix) natural disasters, external strikes, acts of war or terrorism and other external factors; and (x) general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results also occur as a result of differences in the timing of our spending on the marketing and development of our courses.

See Note 14 of “Notes to Consolidated Financial Statements” for our unaudited quarterly financial data for the eight fiscal quarters ended October 2, 2009. Our operating results for any quarter are not necessarily indicative of the results for any future period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash and cash equivalents on hand of $44.3 million at October 2, 2009. During fiscal year 2009, the total of our cash and cash equivalents decreased by $7.5 million, largely as a result of the expenditure of $25.2 million for repurchases of our common stock and $2.1 million of purchases of fixed assets, partly offset by $12.9 million of net proceeds from the sales of available for sale securities, cash provided by operations and the effects of exchange rates on our cash.

Cash Flows. Our cash and cash equivalents decreased $7.5 million to $44.3 million at October 2, 2009 from $51.8 million at October 3, 2008.

	Fiscal Year Ended			Net Change
	September 28, 2007	October 3, 2008	October 2, 2009	2008 vs. 2007	2009 vs. 2008
Cash provided by operating activities	$18.5	$18.0	$7.5	$(0.5)	$(10.5)
Cash (used in) provided by investing activities	(16.0)	(12.8)	10.8	3.2	23.6
Cash provided by (used in) financing activities	0.2	—	(25.2)	(0.2)	(25.2)
Effects of exchange rates on cash and cash equivalents	2.6	(3.1)	(0.6)	(5.7)	2.5

Increase (decrease) in cash and cash equivalents	$5.3	$2.1	$(7.5)	$(3.2)	$(9.6)

Cash provided by operating activities declined by $10.5 million to $7.5 million in fiscal year 2009 from $18.0 million in fiscal year 2008. Cash provided from investing activities improved $23.6 million during fiscal year 2009 compared to fiscal year 2008 due to higher net proceeds from the disposition of available for sale securities and fewer purchases of equipment and other capital assets. Cash used in financing activities was $25.2 million due to repurchases of our common stock during fiscal year 2009. The negative effect of exchange rates on cash and cash equivalents decreased by $2.5 million to $(0.6) million in fiscal year 2009 from $(3.1) million in fiscal year 2008, primarily reflecting the decline in exchange rates for the British Pound, Euro and Canadian Dollar as applied to our international cash balances.

Cash provided by operating activities declined by $0.5 million to $18.0 million in fiscal year 2008 from $18.5 million in fiscal year 2007. Cash provided from investing activities improved $3.2 million during fiscal year 2008 compared to fiscal year 2007 due to higher net proceeds from the disposition of available for sale securities, partially offset by more purchases of equipment and other capital assets. The effects of exchange rates on cash and cash equivalents decreased $5.7 million to $(3.1) million in fiscal year 2008 from $2.6 million in fiscal year 2007, primarily reflecting the decline in exchange rates for the British Pound, Euro and Canadian Dollar as applied to our international cash balances.

In fiscal year 2009, we generated $5.4 million of “free cash flow,” which we define as net cash provided by operating activities minus purchases of equipment, property and leasehold improvements. This compares to $11.1 million of free cash flow in fiscal year 2008. In fiscal year 2007, free cash flow was $13.0 million. We believe that free cash flow is useful for investors to understand our liquidity. Free cash flow is a non-GAAP financial measure and accordingly should be considered only as a supplement to, and not a replacement of, cash provided by operating activities as a measure of our liquidity. The following is a reconciliation of free cash flow to cash provided by operating activities computed in accordance with GAAP:

	Fiscal Year
	September 28, 2007	October 3, 2008	October 2, 2009
Cash provided by operating activities	$18.5	$18.0	$7.5
Less: Purchases of equipment, property and leasehold improvements	(5.5)	(6.9)	(2.1)

Free cash flow	$13.0	$11.1	$5.4

Liquidity. At October 2, 2009 our net working capital (current assets minus current liabilities) was $36.3 million, a $5.1 million increase from our working capital balance at October 3, 2008. The change in net working capital was primarily due to a $7.5 million decrease in cash and cash equivalents, a decrease in deferred revenue of $9.6 million, a decrease in trade accounts receivable of $4.5 million, sales of current available for sale securities of $3.9 million, a decrease in prepaids and other current assets of $3.1 million, a decrease of $2.7 million due to the after-tax effects of our accrual for the prior period claim explained above, and the reclassification of $14.5 million of available for sale securities from long term to current assets.

We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

At October 2, 2009, we had $17.0 million in face value of auction rate securities (“ARS”). This compares to $29.3 million in ARS at October 2, 2008. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rates every 7, 28 or 35 days to provide liquidity at par. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS in the open market. However, in fiscal year 2008, we did sell $15.8 million of our ARS at their stated value. In fiscal year 2009, we sold an additional $12.3 million of our ARS at their stated value. During the first quarter of fiscal year 2010, we sold an additional $0.1 million of our ARS at their stated value. We have signed a repurchase agreement with UBS under which we have the right to sell all of our remaining ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Based on a valuation performed by an independent expert, Houlihan Smith & Company, Inc., we concluded there was a temporary impairment of $2.4 million in the fair value of our ARS as of October 2, 2009. This valuation is updated at the end of each quarter. Because we believe we will be able to redeem these securities at par in the foreseeable future, we do not consider the impairment to be other than temporary or to be permanent. In November 2008, three of our five ARS were downgraded by several credit agencies from AAA or AA to A, A1 or Baa1. At the end of our first quarter of fiscal year 2009, we updated our evaluation of our ARS based on the evaluation by our independent expert. As a result, the temporary impairment of our ARS increased from $2.6 million to $4.6 million. At the end of our second quarter of fiscal year 2009, based on the evaluation by our independent expert we increased the temporary impairment from $4.6 million to $5.2 million. At the end of our third quarter of fiscal year 2009, because one of our ARS was called on July 30, 2009 for full face value of $9.0 million and based on the evaluation of our remaining ARS by our independent expert, we decreased the temporary impairment from $5.2 million to $2.6 million. At the end of our fourth quarter of fiscal year 2009, based on the evaluation by our independent expert, we decreased the temporary impairment on our four remaining ARS from $2.6 million to $2.4 million. In fiscal year 2009, we recorded an increase on an after tax basis of $0.2 million to other comprehensive income to reflect the reduction in the impairment of the ARS.

Because we intend to exercise our right to sell all of our remaining ARS to UBS under the repurchase agreement within the next twelve months these ARS are classified as current assets as of October 2, 2009.

Capital Requirements. During fiscal year 2009, we made capital expenditures of $2.1 million for the purchase of equipment worldwide, mostly computers. We will continue to invest in our infrastructure to accommodate any increased customer demand, to continue improving the quality and effectiveness of our course delivery, and to incorporate significant changes in technology. We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 10 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

The following table summarizes our contractual commitments at October 2, 2009:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year (Fiscal 2010)	1 - 2 years (Fiscal 2011 and 2012)	3 - 5 years (Fiscal 2013 - 2015)	More than 5 years (Fiscal 2016 - 2021)
Operating leases (i)	$74,863	$13,637	$20,433	$22,578	$18,215
Purchase commitments	668	247	403	18	—
Other lease contractual obligations (ii)	8,165	38	665	262	7,200

Total	$83,696	$13,922	$21,501	$22,858	$25,415

(i)	Amounts exclude future minimum sublease rental proceeds of $10.4 million due in the future under non-cancelable subleases. See Note 4 of “Notes to Consolidated Financial Statements” for further details.
(ii)	Represents estimated cash flows to satisfy contractual obligations to restore leased space to specified conditions at expiry of the leases. Amounts include $0.7 million expected to be recovered from subtenants.

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

Critical Accounting Estimates

Revenue Recognition. We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each course attendance is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s selling price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

Lease termination activities have historically resulted in accrued liabilities recorded in deferred facilities rent. However, due to the timing of payments due to landlords and payments due from subtenants, certain lease terminations have resulted in assets included in other assets at October 3, 2008 and October 2, 2009.

Asset Retirement Obligations. We record a liability equal to the fair value of the estimated future cost to retire an asset. For us, most asset retirement obligation (“ARO”) liabilities are primarily associated with education facilities leasehold improvements which, at the end of a lease, we are obligated to remove in order to restore the facility back to a condition specified in the lease agreement. At the inception of such a lease, we record the ARO as a liability and also record a leasehold improvement asset in an amount equal to the fair value of the liability. The capitalized leasehold improvement asset is then depreciated on a straight-line basis over 20 years or the term of the lease, whichever is shorter. Any difference between the actual costs incurred for the eventual retirement and the estimated liability previously recorded will be recognized as a gain or loss in our statement of operations at the termination of the lease.

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

The ARO liability is subsequently increased annually by interest accretion throughout the term of the lease. In future periods we may also make adjustments to the ARO liability as a result of the availability of new information, technology changes, changes in labor costs and other factors. The estimate of the ARO liability is based on a number of assumptions requiring professional judgment. We cannot predict what revisions to these assumptions will be required in future periods.

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

Stock-Based Compensation. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of variables including our expected stock price volatility, expected term and risk-free interest rates.

We analyzed our historical volatility to estimate the expected volatility. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant, which most closely resembles the expected life of our options. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on the simplified method under ASC 718. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. During fiscal year 2009, we reduced to zero the estimated forfeiture rate for executive personnel.

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

Income Taxes. We provide for income taxes under the provisions of FASB ASC 740, Income Taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statement of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”; codified primarily in FASB ASC 740, Income Taxes). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

OUTLOOK

Effect of Exchange Rates. One of the effects of the recent economic turmoil was the sudden strengthening of the U.S. dollar during our first and second fiscal quarters of 2009 and its subsequent weakening which has continued into our first fiscal quarter of 2010. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates of December 4, 2009 remain constant for the remainder of our first quarter of fiscal year 2010, we would expect to report a favorable effect of approximately 5.0% on our revenues during our first quarter of fiscal year 2010 compared to the same quarter of fiscal year 2009. We would see an unfavorable, though lesser, effect on our overall expenses. The effect of changes in foreign exchange rates is somewhat less pronounced on operating expenses than on revenues and cost of sales, primarily since our operating expenses are more heavily dollar-denominated, largely because of corporate management and our centralized IT, marketing and course development activities which are located here in the United States and which support our worldwide operations.

Revenues. We currently expect revenues for our first quarter of fiscal year 2010 of between $31.5 million and $33.0 million, which would represent a reduction of between 13% and 17% from revenues of $38.0 million in our first quarter of fiscal year 2009. This includes the 5.0% positive effect of changes in foreign exchange rates.

First Quarter Gross Profit. We expect a gross profit percentage in our first quarter of fiscal year 2010 of between 54.5% and 55.5% compared to 57.0% in our first quarter of fiscal year 2009, largely because the fixed costs of our education centers and classroom equipment will be allocated to fewer expected events this year compared to the same quarter of our prior fiscal year, and because we expect to have somewhat fewer participants per event in our first quarter of fiscal year 2010 than in our first quarter of fiscal year 2009.

First Quarter Operating Expenses. We expect overall operating expenses for our first quarter of fiscal year 2010 to be between $14.5 million and $15.5 million, a reduction of between 18.0% and 24.0% compared to $19.0 million in the same quarter a year earlier.

First Quarter Income From Operations. As a result of the above factors, we expect first quarter operating income of between $2.0 million and $3.5 million compared with $2.7 million in our first quarter of fiscal year 2009.

First Quarter Interest Income. We expect first quarter interest income to be approximately $0.2 million.

First Quarter Pre-Tax Income. Overall, we expect to report pre-tax income for our first quarter of fiscal year 2010 of between $2.2 million and $3.7 million, compared with $3.1 million in the first quarter of our prior fiscal year.

Effective Tax Rate. We estimate that our effective tax rate in our first quarter of fiscal year 2010 will be approximately 39.4%.

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

Our consolidated financial statements are prepared in United States Dollars, while the operations of our foreign subsidiaries are conducted in their respective local currencies. Fluctuations in the value of foreign currencies against the United States Dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States Dollars at the weighted average exchange rate. Consequently, as the value of the Dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively. A hypothetical appreciation of the Canadian Dollar, Euro, British Pound and Swedish Krona of 10% would result in a $0.3 million increase to our consolidated fiscal year 2009 results. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to the net income or loss for each of our subsidiaries in the respective period.

Fluctuations in currency exchange rates also can have an impact on the United States Dollar amount of our stockholders’ equity. The assets and liabilities of our non U.S. subsidiaries are translated into United States Dollars at the exchange rate of the Balance Sheet for the respective reporting period. The resulting translation adjustments are recorded in stockholders’ equity as accumulated other comprehensive income or loss. Due to unfavorable changes in the U.S. Dollar relative to the Canadian Dollar, the Euro, the British Pound and the Swedish Krona, the foreign currency translation component of accumulated other comprehensive income declined $0.4 million during fiscal year 2009.

Additionally, we are exposed to the impact of foreign currency gains or losses due to short term intercompany transactions between the United States and its consolidated subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. These balances generated a foreign exchange loss of $0.3 million in fiscal year 2009. To perform a sensitivity analysis, we assessed the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. As of October 2, 2009, the result of a uniform 10% change in the values of foreign currency exchange rates against the United States Dollar for intercompany exposures with all other variables held constant would be immaterial to our results of operations.

To date, we have not sought to hedge the risks associated with fluctuations in exchange rates. In the future, we may undertake such transactions; however, any hedging techniques we might implement might not be successful in eliminating or reducing the effects of currency fluctuations.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in available for sale securities, restricted interest bearing long-term investments and trade accounts receivable. We have policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies and government agencies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer accounted for more than 10% of our consolidated revenues on an annual or quarterly basis. We maintain an allowance for doubtful accounts for any potential credit losses related to our trade receivables. We do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and we do not hold or issue derivative financial instruments for trading or speculative purposes.

As discussed in Note 1 of “Notes to Consolidated Financial Statements” and in the Liquidity and Capital Resources section, we held $17.0 million in ARS at October 2, 2009. Due to the turmoil in the worldwide credit markets since mid February 2008, we were not able to sell these securities in the scheduled auctions that occur every 7, 28 or 35 days. Since the end of fiscal year 2009, we have sold $0.1 million of our ARS that were redeemed at their stated value pursuant to a repurchase agreement with UBS under which we have the right to sell our remaining $16.9 million of ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets at October 3, 2008 and October 2, 2009	47

Consolidated Statements of Operations for fiscal years ended September 28, 2007, October 3, 2008 and October 2, 2009	48

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended September 28, 2007, October 3, 2008 and October 2, 2009	49

Consolidated Statements of Cash Flows for fiscal years ended September 28, 2007, October 3, 2008 and October 2, 2009	50

Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of October 2, 2009 and October 3, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 2, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries at October 2, 2009 and October 3, 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 of the consolidated financial statements, effective September 29, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (codified primarily in FASB ASC 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Learning Tree International, Inc. and subsidiaries’ internal control over financial reporting as of October 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 16, 2009 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Bethesda, Maryland

December 16, 2009

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	October 3, 2008	October 2, 2009
Assets
Current Assets:
Cash and cash equivalents	$51,853	$44,313
Available for sale securities	18,909	29,497
Trade accounts receivable, less allowances of $194 and $224, respectively	19,685	15,157
Income tax receivable	2,475	265
Prepaid expenses	4,750	4,601
Deferred income taxes	—	1,461
Other current assets	3,622	1,449

Total current assets	101,294	96,743

Equipment, Property and Leasehold Improvements:
Education and office equipment	42,658	40,379
Transportation equipment	206	231
Property and leasehold improvements	27,663	28,134

	70,527	68,744
Less: accumulated depreciation and amortization	(46,523)	(49,068)

	24,004	19,676
Available for sale securities	23,440	—
Restricted interest-bearing investments	10,222	9,387
Deferred income taxes	11,080	9,558
Other assets	2,384	1,456

Total assets	$172,424	$136,820

Liabilities
Current Liabilities:
Trade accounts payable	$9,915	$8,229
Deferred revenues	47,712	38,103
Accrued payroll, benefits and related taxes	4,921	4,023
Other accrued liabilities	5,254	7,831
Income taxes payable	1,011	1,091
Current portion of deferred facilities rent	1,063	1,153
Deferred income taxes	189	—

Total current liabilities	70,065	60,430
Asset retirement obligations	3,319	3,458
Deferred income taxes	277	283
Deferred facilities rent	5,650	4,756
Noncurrent tax liabilities	6,715	5,031

Total liabilities	86,026	73,958

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $.0001 par value; 75,000,000 shares authorized; 16,556,607 and 13,942,750 shares issued and outstanding, respectively	2	1
Additional paid-in capital	3,220	3,875
Accumulated other comprehensive loss	(852)	(1,085)
Retained earnings	84,028	60,071

Total stockholders’ equity	86,398	62,862

Total liabilities and stockholders’ equity	$172,424	$136,820

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009
Revenues	$167,193	$181,278	$132,559
Cost of revenues	72,936	76,807	59,243

Gross profit	94,257	104,471	73,316

Operating expenses:
Course development	8,613	9,656	7,442
Sales and marketing	41,094	43,596	31,962
General and administrative	30,041	33,532	31,929

	79,748	86,784	71,333

Income from operations	14,509	17,687	1,983

Other income (expense), net:
Interest income, net	3,940	4,133	1,502
Foreign exchange gains (losses)	196	(373)	(347)
Other	100	241	(107)

	4,236	4,001	1,048

Income before provision for income taxes	18,745	21,688	3,031
Provision for income taxes	1,755	7,888	1,828

Net income	$16,990	$13,800	$1,203

Income per common share—basic	$1.03	$0.84	$0.08

Income per common share—diluted	$1.03	$0.83	$0.08

Weighted average shares outstanding—basic	16,498	16,516	15,181

Weighted average shares outstanding—diluted	16,498	16,580	15,181

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance, September 29, 2006	16,496	$2	$1,042	$1,424	$54,466	$56,934
Comprehensive income:
Net income	—	—	—	—	16,990	16,990
Foreign currency translation	—	—	—	2,198	—	2,198

Comprehensive income						19,188
Stock options exercised	12	—	155	—	—	155
Share based compensation	—	—	967	—	—	967
Deferred tax option adjustment	—	—	(36)	—	—	(36)
Restricted stock grants	26	—	—	—	—	—

Balance, September 28, 2007	16,534	2	2,128	3,622	71,456	77,208
Comprehensive income:
Net income	—	—	—	—	13,800	13,800
Unrealized loss on available-for sale securities, net of tax	—	—	—	(1,595)	—	(1,595)
Foreign currency translation	—	—	—	(2,879)	—	(2,879)

Comprehensive income						9,326
Stock options exercised	2	—	24	—	—	24
Share based compensation	—	—	1,068	—	—	1,068
FIN 48 adoption	—	—	—	—	(1,228)	(1,228)
Restricted stock grants	21	—	—	—	—	—

Balance, October 3, 2008	16,557	2	3,220	(852)	84,028	86,398
Comprehensive income:
Net income	—	—	—	—	1,203	1,203
Unrealized gain on available-for sale securities, net of tax	—	—	—	187	—	187
Foreign currency translation	—	—	—	(420)	—	(420)

Comprehensive income						970
Share based compensation	—	—	655	—	—	655
Restricted stock grants	28	—	—	—	—	—
Stock repurchases	(2,642)	(1)			(25,160)	(25,161)

Balance, October 2, 2009	13,943	$1	$3,875	$(1,085)	$60,071	$62,862

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009
Cash flows—operating activities:
Net income	$16,990	$13,800	$1,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,529	6,522	6,061
Share based compensation	967	1,068	655
Deferred income taxes	(3,575)	382	(139)
Provision for doubtful accounts	(45)	103	151
Accretion of asset retirement obligations	326	201	180
Loss on disposals of equipment and leasehold improvements	304	10	47
Gain on liquidation of Investment in Collegis, Inc	(418)	(232)	—
Unrealized foreign exchange (gain) loss	(29)	411	(6)
Deferred facilities rent and other charges	212	(98)	(711)
Gain on settlement of asset retirement obligation	—	(86)	—
Change in operating assets and liabilities:
Trade accounts receivable	(2,118)	(1,255)	4,365
Prepaid expenses and other assets	2,102	(620)	3,262
Income taxes receivable / payable	(2,839)	(924)	708
Trade accounts payable	(848)	(2,059)	(1,345)
Deferred revenues	278	342	(8,662)
Asset retirement obligations	(1,482)	49	—
Other accrued liabilities	2,206	417	1,725

Net cash provided by operating activities	18,560	18,031	7,494

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(5,466)	(6,859)	(2,134)
Purchases of available for sale securities	(16,725)	(24,601)	(8,587)
Sales of available for sale securities	5,750	18,350	21,466
Sales of equipment and leasehold improvements	34	59	2
Liquidation of Investment in Collegis, Inc	418	232	—

Net cash (used in) provided by investing activities	(15,989)	(12,819)	10,747

Cash flows—financing activities:
Repurchases of common stock	—	—	(25,161)
Proceeds from exercise of stock options	155	24	—

Net cash provided by (used in) financing activities	155	24	(25,161)

Effects of exchange rates on cash and cash equivalents	2,605	(3,115)	(620)

Net increase (decrease) in cash and cash equivalents	5,331	2,121	(7,540)
Cash and cash equivalents at the beginning of the fiscal year	44,401	49,732	51,853

Cash and cash equivalents at the end of the fiscal year	$49,732	$51,853	$44,313

Supplemental disclosures:
Income taxes paid	$5,000	$13,169	$4,616

Interest paid	$3	$4	$1

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Nature of the Business

Learning Tree International, Inc. and subsidiaries (“we”) develop, market and deliver a broad proprietary library of instructor-led classroom courses which are designed to meet the professional development needs of managers and information technology (“IT”) professionals worldwide. These courses are delivered primarily at our leased education centers located in the United States, the United Kingdom, Canada, France, Sweden and Japan. Such course events are also conducted in hotel and conference facilities and at customer sites throughout the world. In fiscal year 2009 we began offering some of our courses to individuals located worldwide through Learning Tree AnyWare, our patent-pending e-Learning interface that allows individuals at any location to attend a live instructor-led Learning Tree class via the Internet. Our courses provide both breadth and depth of education across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, and leadership and professional development.

We follow a 52- or 53-week fiscal year-end date from September 30th to the Friday nearest the end of the month of September. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2007 ended on September 28, 2007, our fiscal year 2008 ended on October 3, 2008, and our fiscal year 2009 ended on October 2, 2009. Thus, these consolidated financial statements report our consolidated financial position as of October 3, 2008, and October 2, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the fiscal years ended September 28, 2007, October 3, 2008 and October 2, 2009. Fiscal years 2007 and 2009 were 52-week years, while fiscal year 2008 was a 53-week year.

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

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of variables, including our expected stock price volatility, expected term and risk-free interest rates.

We analyzed our historical volatility to estimate the expected volatility. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant, which most closely resembles the expected life of our options. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on the simplified method under ASC 718. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. During fiscal year 2009, we reduced to zero the estimated forfeiture rate for executive personnel.

e.	Course Development Costs

Course development costs are charged to operations in the period incurred.

f.	Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $495, $1,021 and $759 in fiscal years 2007, 2008 and 2009, respectively.

g.	Cash and Cash Equivalents, Available for Sale Securities, and Interest-bearing Investments

We consider highly liquid investments with remaining maturities of ninety days or less when purchased to be cash equivalents.

We classify certain of our investments in marketable securities as “available for sale”. We do not have any investments classified as “trading” or “held-to-maturity.” Our policy is to invest cash with issuers that have high credit ratings and to limit the amount of credit exposure to any one issuer.

As of October 2, 2009, we had a total of available for sale securities of $29,497 stated at fair market value, net of unrealized gains and losses.

Current available for sale securities includes $14,897 of highly liquid investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration or for duration management. These investments consist primarily of municipal bonds, municipal floating rate securities, U.S. Government Agencies securities, both state taxable and tax-exempt issues.

Current available for sale securities also includes $14,500 of auction rate securities (“ARS”) (variable rate municipal debt securities) that have failed at their periodic auctions. These investments generally have a final maturity of 20 to 30 years, with interest reset dates every seven to thirty five days. These investments were designed to be liquidated under an auction process on the interest reset dates if a sufficient number of bids were submitted. These securities are valued every quarter by an independent expert (Houlihan Smith & Company, Inc.), and are stated at fair value, net of unrealized gains and losses. The cost of securities sold is based on the specific identification method. We have signed a repurchase agreement with UBS under which we have the right to sell our remaining $14,500 of ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012. Because we intend to exercise our right to sell all of our remaining ARS to UBS under the repurchase agreement within the next twelve months these ARS are classified as current assets as of October 2, 2009.

Current available for sale securities includes $100 of ARS that were redeemed subsequent to year end at par.

Proceeds from sales of available-for-sale securities during fiscal years 2007, 2008 and 2009 were $5,750, $18,350 and $21,466 respectively. We earn interest income on these securities which is recorded as interest income in the consolidated statements of operations.

Restricted interest-bearing investments at October 2, 2009 consist of cash deposits of $7,937 (5,000 British Pounds) and $1,450 which have been pledged as collateral to secure our obligations under leases for education center facilities located in the United Kingdom and the United States, respectively. The deposits are in our name and are in interest-bearing accounts with interest accruing to us and paid on an annual basis in the United Kingdom and on a monthly basis in the United States.

In the United Kingdom, our representatives and the landlords’ representatives control the deposit (all are solicitors). They act jointly in the operation of the deposit account. The deposit will be released to us at the earlier of the end of the lease period or when certain financial ratios have been met.

In the United States, the deposit will be returned at the end of the lease term.

h.	Prepaid Marketing Expenses

Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future. These costs are charged to expense in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2007, 2008 and 2009 were $22,718, $22,141 and $14,793, respectively.

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

Land, stated at cost, amounted to $1,342 during all periods presented.

Software amortization amounted to $421, $435, and $494 in fiscal years 2007, 2008 and 2009, respectively. Total depreciation and amortization expense amounted to $6,529, $6,522, and $6,061 in fiscal years 2007, 2008, and 2009, respectively. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization, and any resulting gain or loss is included in the statements of operations.

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

We report comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Other comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax. At the end of fiscal year 2009, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $323 and unrealized losses on available for sale securities of $(1,408), compared to foreign currency translation adjustments of $743 and unrealized losses on available for sale securities of $(1,595) in fiscal year 2008.

m.	Income Taxes

We provide for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) ASC 720, Income Taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or the entire asset may not be realized through future taxable earnings or implementation of tax planning strategies.

In July 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”; codified primarily in FASB ASC 740, Income Taxes). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and applies to all tax positions related to income taxes subject to FASB ASC 740. FIN 48 is effective for fiscal years beginning after December 15, 2006.

As of the beginning of fiscal year 2008, we adopted FIN 48 (see Note 3).

n.	Foreign Currency

We translate the financial statements of our foreign subsidiaries from the local (functional) currencies to United States dollars. The rates of exchange at each fiscal year end are used for translating the assets and liabilities and the average monthly rates of exchange for each year are used for the statements of operations. Gains or losses arising from the translation of the foreign subsidiaries’ financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

The lease termination activities have historically resulted in accrued liabilities recorded in deferred facilities rent. However, due to the timing of payments due to landlords and payments due from subtenants, certain lease terminations have resulted in assets included in other assets at October 3, 2008 and October 2, 2009.

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

As of October 3, 2008, $1,053 was reclassified from trade accounts payable to other accrued liabilities to conform to the presentation for fiscal year 2009.

s.	Recently Issued Accounting Pronouncements

Measuring Liabilities at Fair Value. In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5 to provide fair value measurement clarification in circumstances in which a quoted price in an active market for an identical liability is not available. Under the standard, appropriate valuation techniques include a technique that uses the quoted price of the identical liability when traded as an asset or another valuation technique (an income or a market approach) that is consistent with the principles of Accounting Standards Codification (“ASC”) 820. We adopted this standard in August 2009 with no material impact on our consolidated financial statements.

Accounting Standards Codification. In June 2009, the FASB issued ASU 2009-1 to establish the FASB Accounting Standards Codification (included in ASC 105) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The FASB uses ASU to amend ASC. This standard was effective for interim and annual periods ending after September 15, 2009, and did not have a material impact on our consolidated financial statements.

Subsequent Events. In May 2009, the FASB issued standards (included in ASC 855) for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Companies must disclose the date through which they evaluated subsequent events and whether the date corresponds with the filing of their financial statements. It is effective for fiscal periods ending after June 15, 2009. This standard was effective for our third quarter ended July 3, 2009, and did not have a material impact on our consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued standards (included in ASC 820) which provide additional guidance on fair value, and reaffirm the previous definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This standard requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. We adopted this standard on April 4, 2009, with no material impact on our consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued standards (included in ASC 825) requiring disclosures about fair value of financial instruments for interim and annual financial statements. We adopted this standard on April 4, 2009, with no material impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued standards (included in ASC 320) which provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. We adopted this standard on April 4, 2009, with no material impact on our consolidated financial statements.

Fair Value Measurement. In October 2008, the FASB issued standards (included in ASC 820) which provide a common definition of fair value and establish a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. The standard does not require new fair value measurements but applies to other standards that require fair value measurement; expanded disclosures are also required. In February 2008, the FASB delayed the effective date of this standard to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt the standard for nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal year 2010. We do not currently believe adoption will have a material impact on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued standards (included in ASC 825) permitting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The standard became effective for us October 4, 2008. We chose not to elect the fair value option.

Other recent accounting pronouncements issued by the FASB did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

2.	ASSET RETIREMENT OBLIGATIONS

We record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement obligation (“ARO”) liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service and whereby we have contractual commitments to remove leasehold improvements and to return the leased facility back to a specified condition when the lease terminates. For a facility lease, this is typically at the inception of the lease.

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

The following table presents the activity for the asset retirement obligations, which primarily consist of classroom facilities at our education centers:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009
ARO balance, beginning of year	$3,523	$3,319
Liabilities incurred	—	233
Accretion expense	201	180
Liabilities satisfied	(1)	—
Gain on settlement of ARO liability	(86)	—
Revisions in expected cash flows	49	—
Foreign currency translation	(367)	(274)

ARO balance, end of year	$3,319	$3,458

3.	INCOME TAXES

We file a consolidated U.S. Federal income tax return which includes all of our domestic operations. Our domestic subsidiaries also file income tax returns based on our operations in certain state and local jurisdictions. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

Income before provision for income taxes consists of the following:

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009
Domestic	$12,515	$14,358	$(748)
Foreign	6,230	7,330	3,779

Total	$18,745	$21,688	$3,031

The provision for income taxes is comprised of the following:

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009
Current tax provision:
U.S. Federal	$5,954	$5,345	$1,061
State	320	509	197
Foreign	(944)	1,652	709

	5,330	7,506	1,967

Deferred tax provision:
U.S. Federal	(3,780)	304	295
State	(52)	(10)	(217)
Foreign	257	88	(217)

	(3,575)	382	(139)

Provision for income taxes	$1,755	$7,888	$1,828

The following is a reconciliation of the provision for income taxes to the U.S. Federal statutory tax rate:

	Fiscal Year Ended
	September 28, 2007	Effective Tax rate %	October 3, 2008	Effective Tax rate %	October 2, 2009	Effective Tax rate %
Income taxes at the U.S. statutory rate	$6,373	34%	$7,591	35%	$1,061	35%
Tax-exempt interest	(326)	-1	(253)	-1	(114)	-4
Equity compensation	44	—	167	1	482	16
Penalties	2	—	1	—	140	5
Other permanent differences	32	—	120	—	124	4
Effects of foreign taxes and tax credits	310	2	72	—	(131)	(4)
Dividend from foreign subsidiaries	—	—	—	—	666	22
State income taxes	538	3	492	2	(21)	(1)
Uncertain tax positions	(2,298)	(13)	(81)	—	90	3
Change in valuation allowance	(2,920)	(16)	(221)	(1)	(469)	(16)

Total provision for income taxes	$1,755	9%	$7,888	36%	$1,828	60%

In the fourth quarter of fiscal year 2009, several of our foreign subsidiaries paid dividends to our U.S. parent corporation totaling $17,451. After taking into account withholding taxes, foreign tax credits, and previously taxed income amounts, we paid $666 of U.S. income taxes on the dividends from the foreign subsidiaries.

During fiscal year 2006, our Canadian subsidiary underwent a transfer pricing tax examination by the Canada Revenue Agency (CRA) with respect to fiscal years 2002 and 2003. In September 2006, CRA proposed a preliminary assessment in the amount of $347 for additional taxes and interest. In December 2006, we accepted the proposed assessment and included this amount in our tax provision for fiscal year 2006. In July 2007, we requested that CRA adjust our Canadian income taxes for fiscal years 2000, 2001, 2004, and 2005 in a manner consistent with the adjustments CRA required for fiscal years 2002 and 2003. In addition, we filed our Canadian income tax return for fiscal year 2006 consistent with the methodology used by CRA. The impact of adjusting the four additional years and filing the fiscal year 2006 return consistently with the adjusted years, when netted against the assessments for fiscal years 2002 and 2003, resulted in a net benefit to us of approximately $3,224 in fiscal year 2007.

Deferred income tax assets and liabilities consist of the following:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$1,855	$1,475
Foreign tax credit carryforwards	301	342
State tax operating loss carryforwards	4	3
Accrued vacation	306	366
Equity compensation	807	568
Investments	1,150	922
Depreciation and amortization	1,932	2,159
Deferred benefits for uncertain tax positions	3,654	2,259
Accrued legal settlement	—	1,519
Other	256	58
Deferred tax liabilities:
Prepaids	(536)	(481)

Domestic net deferred tax assets	9,729	9,190
Foreign operations:
Deferred tax assets:
Deferred benefits for uncertain positions	780	637
Depreciation and other	769	1,137
Deferred tax liabilities:
Deferred revenue	(195)	(228)

Foreign net deferred tax assets	1,354	1,546

Domestic and foreign deferred tax assets	11,083	10,736
Valuation allowances	(469)	—

Net deferred tax assets	$10,614	$10,736

As of October 2, 2009, we had foreign tax credit carry forwards of approximately $342, which expire, if unused, in the years 2013 to 2019.

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

As of the end of the fourth quarter of fiscal year 2007, we determined that it was more likely than not that certain U.S. deferred tax assets were recoverable, based on the improved financial performance of the U.S. entities during fiscal year 2007 and our expectations for the future. Accordingly, we reversed the valuation allowance for the assets of the U.S. entities, except for the assets related to foreign tax credit carryovers and the deferred tax assets for certain state jurisdictions. This reversal of the valuation allowance resulted in a net benefit of approximately $2,754 recognized in the fiscal year 2007 tax provision. Our total valuation allowance decreased by $2,920, with the additional decrease attributable to fiscal year 2007 results from operations. As of September 28, 2007, we continued to maintain valuation allowances in the U.S. related to the foreign tax credit carryovers and certain state deferred tax assets, and we continued to maintain a valuation allowance for our deferred tax assets in a foreign jurisdiction.

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

As of the end of the fourth quarter of fiscal year 2009, we reversed the valuation allowance for our foreign tax credit carryovers and for our deferred tax assets in a foreign jurisdiction. Because of changes we made to our intercompany agreements with our foreign subsidiaries and the improved financial performance of their operations, we determined that it is more likely than not that the benefits from the foreign tax credit carryovers will be realized. We also determined that it is more likely than not that we will realize the benefits for the deferred tax assets in the foreign jurisdiction because of the improved financial performance of our operations in the foreign jurisdiction. The reversal of the valuation allowances for these items resulted in a net benefit of approximately $469.

For years prior to fiscal year 2008, we established reserves for our global tax contingencies. These reserves reflected our best estimate of the deductions and credits that we may have been able to sustain, or that we would be willing to concede as part of a broader tax settlement.

We adopted FIN 48 (codified primarily in FASB ASC 740, Income Taxes) as of the beginning of fiscal year 2008. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effect of the adoption was a $1,228 reduction to retained earnings. As of the date of adoption, the net amount of unrecognized tax benefits was $1,418, all of which would have an impact on our effective tax rate if recognized. The gross amount of unrecognized benefits was $6,690, which was reduced by deferred tax benefits associated with the uncertain tax positions of $5,272. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption, we had $642 accrued for interest and $623 accrued for penalties.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009
Balance, beginning of year	$—	$5,391
Increases related to tax positions taken during a prior period	6,690	—
Decreases related to tax positions taken during a prior period	—	—
Increases related to tax positions taken during the current period	—	20
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of the statute of limitations	(1,299)	(1,603)

Balance end of year	$5,391	$3,808

For fiscal year 2009, $70 of our released unrecognized tax benefits favorably affected our effective tax rate. As of October 2, 2009, $1,121 of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. For fiscal year 2009, we recognized $139 of expense attributable to interest and penalties for uncertain tax positions. As of October 2, 2009, we had $859 accrued for interest and $564 accrued for penalties for uncertain tax positions. We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than the normal expiration of the statute of limitations.

We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2005 through 2009.

We have not provided for U.S. federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of October 2, 2009, because such earnings are intended to be reinvested indefinitely. The undistributed earnings were approximately $18,600 as of October 2, 2009. If these earnings were distributed, we would incur approximately $155 of foreign withholding taxes. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested.

4.	COMMITMENTS AND CONTINGENCIES

a.	Commitments

We have various non-cancelable operating leases for facilities that expire at various dates through 2019 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2010	$13,637	$2,652	$10,985
2011	11,630	1,416	10,214
2012	8,804	1,384	7,420
2013	7,751	1,384	6,367
2014	7,669	1,384	6,285
Thereafter	25,372	2,133	23,239

	$74,863	$10,353	$64,510

Rental expense, not including sublease income, was $14,547, $14,219, and $12,693 for fiscal years 2007, 2008, and 2009, respectively. Sublease rental income for fiscal years 2007, 2008, and 2009 was $2,230, $2,889 and $2,806, respectively.

b.	Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations, except as noted below.

Beginning in 1996, we sold Training Passports and Vouchers to the United States Government under terms similar to those sold to our commercial customers. We have previously disclosed the existence of a claim by the U.S. Government relating to the expiration and prepayment terms of our passport and voucher programs for periods prior to fiscal year 2009. The Government has asserted that the expiration and prepayment terms of those programs in prior years violated the terms of our GSA contract, and that our acceptance of payment under these terms violates the civil False Claims Act, 31 U.S.C. 3729. We do not agree, but in continuing discussions with the Government have offered to settle the dispute by making a cash payment to the Government. In the fourth quarter of fiscal year 2009, we accrued $4,233 for the estimated cost of such a settlement. Although the positions of the parties are close, there can be no assurance that agreement on a settlement of the matter will be reached, and the ultimate payment could be more or less than the amount accrued. In particular, in the event that the Government were to file suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

5.	STOCKHOLDERS’ EQUITY

During fiscal years 2007 and 2008, we did not make any repurchases of our Common Stock. During fiscal year 2009 we purchased 2,642,386 shares of Common Stock at a cost of $25,161. All of our Common Stock repurchases were made in open-market transactions and not pursuant to any publicly traded plans. We may make purchases of common stock in the future, but we have no commitments to do so. See also Note 15.

6.	STOCK-BASED COMPENSATION

Effective January 23, 2007, our stockholders approved the 2007 Equity Incentive Plan (our “2007 Plan”). Our 2007 Plan is administered by the Compensation and Stock Option Committee of our Board of Directors. Our 2007 Plan permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights (or SARs), restricted stock, restricted stock units, performance units and performance shares to our employees, officers, directors and consultants in an amount up to an aggregate of 1,000,000 shares of Common Stock. Option awards have been granted with an exercise price equal to the market price of our stock at the date of grant and generally vest one third per year over three years (in some instances, subject to achieving certain financial targets in the year with respect to which they are granted) and have five-year contractual terms. However, the exercise price, vesting schedule and period required for full exercisability of the options is at the discretion of the Compensation and Stock Option Committee of our Board of Directors. We recognize compensation cost for these awards on a straight-line basis (or, on a graded basis for those options with performance conditions) over the requisite service period for the entire award, which is equal to the vesting period. We have a policy of issuing new shares of Common Stock to satisfy share option exercises.

Our 1999 Stock Option Plan terminated upon shareholder approval of our 2007 Plan, and no further grants of awards can be made under that plan although the rights of holders of options previously granted and outstanding under that plan were not affected. The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock measured over a period commensurate with the expected life of granted stock options. The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on the simplified method as discussed in ASC 718, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of the grant, which most closely resembles the expected life of options. The expected dividend yield is 0%.

	Year Ended September 28, 2007	Year Ended October 3, 2008	Year Ended October 2, 2009
Expected volatility	27% - 29%	28% - 36%	41% - 46%
Expected dividends	—	—	—
Expected life (in years)	3.25 - 4.00	3.40 - 3.60	3.60 - 3.70
Risk-free interest rate	4.6% - 4.9%	2.5% - 4.3%	1.3% - 2.2%

A summary of option activity under the 2007 Plan and previous plans during fiscal years 2007, 2008, and 2009 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 29, 2006	1,118,000	$16.28
Options granted	119,000	$12.00
Options exercised	(13,000)	$12.34
Options forfeited and expired	(424,000)	$20.31

Outstanding at September 28, 2007	800,000	$13.94
Options granted	120,000	$19.09
Options exercised	(2,000)	$12.77
Options forfeited, expired and unearned	(275,000)	$13.95

Outstanding at October 3, 2008	643,000	$14.04
Options granted	225,000	$10.52
Options exercised	—	—
Options forfeited, expired and unearned	(476,000)	$12.97

Outstanding at October 2, 2009	392,000	$13.32	1.9	$84
Vested and expected to vest at October 2, 2009	392,000	$13.32	1.9	$84
Exercisable at October 2, 2009	284,000	$13.41	1.3	$27

The weighted average grant-date fair value of options granted during fiscal years 2007, 2008 and 2009 was $3.77, $5.28 and $3.57, respectively. The total intrinsic value of options exercised during fiscal years 2007 and 2008 was $12 and $10, respectively. There were no options exercised in fiscal year 2009.

We had 108,000 nonvested options outstanding as of October 2, 2009.

Stock-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $912, $785 and $655 for fiscal years 2007, 2008 and 2009, respectively. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. During fiscal year 2009, we reduced to zero the estimated forfeiture rate for executive personnel.

The total income tax benefit relating to stock options and recognized in the consolidated statement of operations was $240, $247 and $187 for fiscal years 2007, 2008 and 2009, respectively. As of October 2, 2009, there was $194 of total unrecognized compensation costs related to non-vested stock options granted under the 2007 Plan and previous plans. That cost is expected to be recognized over a weighted-average remaining period of 1.4 years.

No cash was received from the exercise of stock options during fiscal year 2009.

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

During fiscal year 2007, we issued 25,914 shares of restricted common stock to certain employees and outside directors. The vesting of these shares was subject to meeting certain financial performance targets during fiscal year 2007, which were met, and consequently one third of the shares vested on December 31, 2007 and one third of the shares vested on December 31, 2008. Subject to continued employment of the grantee, the remaining shares will vest on December 31, 2009.

During fiscal year 2008, we issued 22,291 shares of restricted common stock to certain employees and outside directors. The vesting of these shares was subject to meeting certain financial performance targets during fiscal year 2008, which were not fully met. As a result, only 8,301 shares were earned; one third of these shares vested on December 31, 2008. Subject to continued employment of the grantee, one third of the shares will vest on each of December 31, 2009 and December 31, 2010.

During fiscal year 2009, we issued 42,519 shares of restricted stock to certain employees and outside directors. The vesting of these shares was subject to meeting certain financial performance targets during fiscal year 2009, which were not met. As a result, none of these shares will vest.

The fair value of our restricted stock awards is equal to the market price of our stock on the date of grant. The following table provides a summary of restricted stock activity for fiscal years 2008 and 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 28, 2007	25,914	$12.66
Granted	22,291	$20.70
Vested	(8,632)	$12.66
Cancelled and forfeited	(15,746)	$20.36

Nonvested at October 3, 2008	23,827	$15.10
Granted	42,519	$10.61
Vested	(10,705)	$14.46
Cancelled and forfeited	(42,519)	$10.61

Nonvested at October 2, 2009	13,122	$15.61

For fiscal year 2009 we recognized $96 in compensation cost related to restricted stock awards. Unrecognized compensation cost related to nonvested restricted stock awards totaled approximately $36 and is expected to be recognized over a weighted-average period of 1.4 years.

7.	EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Prior to April 1, 2009, we made contributions at a rate of 75% of the first 6% of employee compensation contributed. Starting April 1, 2009 we made contributions at a rate of 50% of the first 2% of employee compensation contributed. As of October 1, 2009 we make contributions at a rate of 30% of the first 6% of employee compensation contributed. We contributed $630, $741, and $532 to our 401(k) Plan for fiscal years 2007, 2008, and 2009, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2007, 2008 and 2009 our cost for these plans was approximately $546, $663, and $576, respectively.

8.	EARNINGS PER SHARE

Income per share—basic is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Income per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants and of outstanding options to purchase common stock, using the treasury stock method. For fiscal years 2007, 2008, and 2009, 800,361, 31,302 and 391,949 stock options, respectively, were anti-dilutive and excluded from the Income per share—diluted calculation. For fiscal years 2007, 2008 and 2009, nonvested restricted common stock grants of 25,914, 23,827 and 13,122 respectively, were anti-dilutive and excluded from the Income per share—diluted calculation.

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009
Numerator:
Net income	$16,990	$13,800	$1,203

Denominator:
Weighted-average shares outstanding—basic	16,498	16,516	15,181
Dilutive effect of nonvested restricted stock and stock options	—	64	—

Weighted-average shares outstanding—diluted	16,498	16,580	15,181

Income Per Share:
Income per common share—basic	$1.03	$0.84	$0.08

Income per common share—diluted	$1.03	$0.83	$0.08

9.	OPERATING SEGMENT INFORMATION

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials, or of the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in fiscal years 2007, 2008 or 2009.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: the United States, Canada, the United Kingdom, France, Sweden and Japan. As a measure of segment performance, our Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $974, $1,109 and $605 in 2007, 2008 and 2009, respectively.

Summarized financial information by reportable segment for fiscal years 2007, 2008 and 2009, is as follows:

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009
Revenues:
United States	$74,714	$80,437	$64,939
Canada	16,329	19,491	13,468
United Kingdom	44,884	47,225	30,651
France	18,313	19,247	14,535
Sweden	10,213	11,826	6,333
Japan	2,740	3,052	2,633

Total	$167,193	$181,278	$132,559

Gross profit:
United States	$41,338	$44,082	$35,347
Canada	10,457	12,810	8,487
United Kingdom	24,844	26,117	15,438
France	9,346	11,720	8,520
Sweden	6,451	7,790	3,765
Japan	1,821	1,952	1,759

Total	$94,257	$104,471	$73,316

Depreciation and amortization (included in gross profit):
United States	$1,970	$2,019	$2,130
Canada	294	373	323
United Kingdom	1,037	1,129	935
France	1,047	467	491
Sweden	189	219	165
Japan	24	18	22

Total	$4,561	$4,225	$4,066

Summarized financial information by reportable segment for fiscal years 2007, 2008 and 2009 is as follows:

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009
Total assets:
United States	$86,371	$105,055	$92,505
Canada	19,073	15,993	5,374
United Kingdom	39,810	33,348	23,381
France	8,642	8,280	9,035
Sweden	8,484	8,403	5,115
Japan	1,596	1,345	1,410

Total	$163,976	$172,424	$136,820

Long-lived assets:
United States	$16,046	$16,403	$13,397
Canada	1,093	1,038	601
United Kingdom	6,487	6,261	4,624
France	2,191	1,788	1,919
Sweden	869	774	494
Japan	70	124	97

Total	$26,756	$26,388	$21,132

Capital expenditures:
United States	$2,649	$3,894	$952
Canada	215	463	72
United Kingdom	2,177	1,643	376
France	59	626	687
Sweden	366	160	46
Japan	—	73	1

Total	$5,466	$6,859	$2,134

10.	AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

October 2, 2009:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Agency Securities	$—	$—	$—	$—
Municipal Securities	13,822	62	—	13,884
Corporate Securities	1,006	7	—	1,013
Auction Rate Securities	17,000	—	(2,400)	14,600

	$31,828	$69	$(2,400)	$29,497

October 3, 2008:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Agency Securities	$5,336	$—	$(7)	$5,329
Municipal Securities	10,415	—	(35)	10,380
Corporate Securities	—	—	—	—
Auction Rate Securities	29,275	—	(2,635)	26,640

	$45,026	$—	$(2,677)	$42,349

The scheduled maturities of available for sale debt securities were as follows as of October 2, 2009:

Fair Value
Due within a year	$20,998
Due after one year through five years	2,244
Due after five years through ten years	1,000
Due after ten years	5,255

$29,497

The amounts due within one year include ARS of $100 that were called on October 6 and November 3, 2009, as well as $14,500 (net of impairment of $2,400) which can be sold under our agreement with UBS at any time during the period from June 30, 2010 through July 2, 2012.

Net proceeds from sales of available for sale securities less purchases of available for sale securities for the year ended October 2, 2009 were $12,879, and gains of $22 were recognized. Net purchases of available for sale securities for the year ended October 3, 2008 were $6,251, and no gains or losses were recognized.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 months		12 Months or Greater		Total
October 2, 2009:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction Rate Securities	—	—	14,500	(2,400)	14,500	(2,400)

	$—	$—	$14,500	$(2,400)	$14,500	$(2,400)

	Less than 12 months		12 Months or Greater		Total
October 3, 2008:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction Rate Securities	—	—	23,440	(2,635)	23,440	(2,635)

	$—	$—	$23,440	$(2,635)	$23,440	$(2,635)

At October 2, 2009 we had $17,000 in face value of ARS which were classified as current. This compares to $29,275 in face value of ARS at October 3, 2008, of which $26,075 were long-term and $3,200 were current. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their stated value. However, we did sell $15,772 of our ARS in fiscal year 2008, an additional $9,075 in fiscal year 2009 and an additional $100 in the first quarter of fiscal year 2010, all at their stated value. We have signed a repurchase agreement with UBS under which we have the right to sell our remaining $16,900 of ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012. Because we intend to exercise our right to sell all of our remaining ARS to UBS under the repurchase agreement within the next twelve months these ARS are classified as current assets as of October 2, 2009. Current available for sale securities includes $100 of ARS that were redeemed subsequent to year end at par.

We do not believe the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Based on a valuation performed by Houlihan Smith & Company, Inc., we concluded there was a temporary impairment of $2,400 in the fair value of our ARS as of October 2, 2009. Because we believe we will be able to redeem these securities at par in the foreseeable future, we do not consider the impairment to be other than temporary or to be permanent. In fiscal year 2009, we recorded an increase on an after-tax basis of $187 to other comprehensive income to reflect the reduction in the impairment of the ARS.

11.	FAIR VALUE MEASUREMENTS

We adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosure (“FASB ASC 820”) in the first quarter of fiscal year 2009 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

FASB ASC 820 establishes a fair value hierarchy for valuation inputs and prioritizes them based on the extent to which the inputs are observable in the marketplace. Categorization is based on the lowest level of input that is available and significant to the measurement. These levels are:

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

•

Corporate Securities—Because of the readily available markets for these instruments, we use quoted prices and other relevant information generated by market transactions involving identical or comparable assets provided by our investment broker/advisor, as well as our independent research, to establish fair values.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at October 2, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Municipal Securities	$—	$13,884	$—
Corporate Securities	1,013	—	—
Auction Rate Securities	—	—	14,600

	$1,013	$13,884	$14,600

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents the changes in Level 3 assets measured on a recurring basis for the year ended October 2, 2009. All of our level 3 assets consist of ARS, with changes in fair value included in other comprehensive income (loss).

Auction Rate Securities
Balance, beginning of period	$26,640
Total unrealized gains:
Included in other comprehensive income	235
Purchases, issuances, and settlements	(12,275)

Balance, end of period	$14,600

Change in unrealized gains relating to assets still held at October 2, 2009	$235

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the year ended October 2, 2009.

12.	VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009
Beginning balance	$298	$195	$194
Provision for doubtful accounts	(45)	103	151
Charges against allowance	(73)	(100)	(140)
Other	15	(4)	19

Ending balance	$195	$194	$224

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009
Beginning balance	$3,610	$690	$469
Provisions	(2,920)	(221)	(469)
Charges against allowance	—	—	—

Ending balance	$690	$469	$—

13.	RELATED PARTY TRANSACTIONS

Dr. David C. Collins, our Vice Chairman and former Chief Executive Officer, oversees (with the concurrence of the Nominating and Governance Committee of our Board of Directors) a charitable program under which we donated $250, $150, and $180 during fiscal years 2007, 2008 and 2009, respectively, to public charitable organizations of which Dr. Collins is a member of the board.

14.	QUARTERLY DATA (UNAUDITED)

	Q1 December 28, 2007	Q2 March 28, 2008	Q3 June 27, 2008	Q4 October 3, 2008*
Revenues	$50,890	$39,236	$46,928	$44,224
Cost of revenues	20,331	17,709	19,599	19,168

Gross profit	30,559	21,527	27,329	25,056

Operating expenses:
Course development	2,072	2,574	2,620	2,390
Sales and marketing	10,543	10,519	11,227	11,307
General and administrative	9,466	7,745	8,118	8,203

Total operating expenses	22,081	20,838	21,965	21,900

Income from operations	8,478	689	5,364	3,156
Other income, net	921	1,518	725	837

Income before provision for income taxes	9,399	2,207	6,089	3,993
Provision for income taxes	3,504	874	2,270	1,240

Net income	$5,895	$1,333	$3,819	$2,753

Income per common share—basic	$0.36	$0.08	$0.23	$0.17

Income per common share—diluted	$0.35	$0.08	$0.23	$0.17

*	Consists of 14 weeks compared to 13 weeks for all other quarters presented in this table.

	Q1 January 2, 2009	Q2 April 3, 2009	Q3 July 3, 2009	Q4 October 2, 2009 **
Revenues	$37,966	$30,526	$32,279	$31,788
Cost of revenues	16,317	14,398	14,439	14,089

Gross profit	21,649	16,128	17,840	17,699

Operating expenses:
Course development	2,211	1,977	1,627	1,627
Sales and marketing	9,111	8,846	6,994	7,011
General and administrative	7,655	7,766	6,022	10,486

Total operating expenses	18,977	18,589	14,643	19,124

Income (loss) from operations	2,672	(2,461)	3,197	(1,425)
Other income, net	378	344	295	31

Income (loss) before provision (benefit) for income taxes	3,050	(2,117)	3,492	(1,394)
Provision (benefit) for income taxes	1,208	(756)	1,352	24

Net income (loss)	$1,842	$(1,361)	$2,140	$(1,418)

Income (loss) per common share—basic	$0.11	$(0.09)	$0.15	$(0.10)

Income (loss) per common share—diluted	$0.11	$(0.09)	$0.15	$(0.10)

**	In the fourth quarter of fiscal year 2009, we increased general and administrative expense by $4,233 to reflect the anticipated cost of the settlement of a previously disclosed claim made by the U.S. Government (see also Notes 4 and 15) and we paid approximately $666 of U.S. income taxes on tax dividends from foreign subsidiaries.

15.	SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of October 2, 2009 through the date of issuance of these condensed consolidated financial statements, December 16, 2009, and have determined that except as set forth below, there are no subsequent events that require disclosure.

Subsequent to October 2, 2009 we offered to settle a previously disclosed claim by the U.S. Government relating to the expiration and prepayment terms of our passport and voucher programs for periods prior to fiscal year 2009 by making a cash payment to the Government. Although we continue to believe that we have complied with the terms of our contracts, we recorded a charge in our fourth quarter of fiscal year 2009 to reflect the anticipated cost of such a settlement. This resulted in a $4,233 increase to our G&A expense in that quarter. Although our respective positions are close on this matter, there can be no assurance that agreement on a settlement will be reached, and the ultimate payment could be more or less than the amount reserved.

Subsequent to October 2, 2009 and through December 16, 2009 we repurchased 81,692 shares of Common Stock at a cost of $933. We may make purchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

Subsequent to October 2, 2009 we sold $100 of ARS that were redeemed at their par value.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of October 2, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of October 2, 2009, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of October 2, 2009.

BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of October 2, 2009, which is filed herewith.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Learning Tree International, Inc.

Reston, Virginia

We have audited Learning Tree International, Inc. and subsidiaries’ internal control over financial reporting as of October 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Learning Tree International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Learning Tree International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 2, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of October 2, 2009 and October 3, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 2, 2009 and our report dated December 16, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Bethesda, Maryland

December 16, 2009

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections entitled “Proposal 1: Election of Directors-Information Concerning Nominees and Other Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Meetings and Committees and Corporate Governance” of our definitive Proxy Statement to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Compensation of Non-Employee Directors,” “Compensation of Employee Directors,” “Executive Compensation,” “Compensation and Stock Option Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of our definitive Proxy Statement to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	391,949	$13.32	781,104
Equity compensation plan not approved by security holders	—	—	—

Total	391,949	$13.32	781,104

The remaining information required by this item is incorporated by reference to the section entitled “Voting Securities and Principal Stockholders-Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Related Party Transactions” of our definitive Proxy Statement to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” of our definitive Proxy Statement to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements of Learning Tree International, Inc. as set forth under Item 8 are filed as part of this report.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because such schedules are not required under the related instructions, are not applicable or the required information is given in the financial statements.

(b)	Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on the 16th day of December 2009.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ NICHOLAS R. SCHACHT
Name:	Nicholas R. Schacht
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC R. GAREN	Chairman of the Board	December 16, 2009
Eric R. Garen

/s/ DAVID C. COLLINS, PH.D.	Vice Chairman of the Board	December 16, 2009
David C. Collins, Ph.D.

/s/ NICHOLAS R. SCHACHT	President, Chief Executive Officer and Director	December 16, 2009
Nicholas R. Schacht

/s/ CHARLES R. WALDRON	Chief Financial Officer and Chief Accounting Officer	December 16, 2009
Charles R. Waldron

/s/ W. MATHEW JUECHTER	Director	December 16, 2009
W. Mathew Juechter

/s/ HOWARD A. BAIN III	Director	December 16, 2009
Howard A. Bain III

/s/ CURTIS A. HESSLER	Director	December 16, 2009
Curtis A. Hessler

/s/ STEFAN C. RIESENFELD	Director	December 16, 2009
Stefan C. Riesenfeld

/s/ GEORGE T. ROBSON	Director	December 16, 2009
George T. Robson

EXHIBIT INDEX

Number	Document Description
**	This exhibit is a management contract, compensatory plan or arrangement.

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007 (filed herewith)

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006 (xi)

4.1	Form of Common Stock Certificate (filed herewith)

10.1	Employment Agreement between Registrant and Eric R. Garen, dated November 16, 2003 (iii) **

10.2	Written description of amended oral agreement between Registrant and Dr. David C. Collins (filed herewith) **

10.3	Employment Agreement between Registrant and Nicholas R. Schacht, dated as of October 1, 2005 (vii) **

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of October 1, 2005 (vii) **

10.5	Employment Agreement between Registrant and Charles R. Waldron, dated as of August 29, 2007 (xvi) **

10.6	Employment Agreement between Registrant and David A. Booker, dated as of October 15, 2007 (xvii) **

10.7	Amended and Restated Learning Tree International, Inc. 1999 Stock Option Plan (i) **

10.8	Amended and Restated 1999 Stock Option Plan Form of Grant of Stock Option (Consultant), Form of Grant of Stock Option (Instructor), Form of Grant of Stock Option (Employee) (iv) **

10.9	2007 Equity Incentive Plan (xv) **

10.10	2007 Equity Incentive Plan Form of Restricted Stock Award Agreement (xviii) **

10.11	2007 Equity Incentive Plan Form of Stock Option Award Agreement (xviii) **

10.12	2007 Equity Incentive Plan Form of Stock Award Agreement (xix) **

10.13	Lease between Learning Tree International Limited and Westinghouse Brake and Signal Holdings Limited (vi) **

10.14	Office Lease between Registrant and Metropolitan Life Insurance Company (vi) **

10.15	Lease between Registrant and Bombardier Transportation International Limited (vi) **

10.16	Rental Lease between Registrant and Förvaltningsbolaget Marievik HB (vi) **

10.17	Facility Sublease between Learning Tree International Limited and Metronet Rail BCV Limited (viii) **

10.18	Lease Agreement between Registrant and Reston Town Center Phase I Associates (ix) **

10.19	Office Lease between Registrant and TrizecHahn One NY Plaza LLC (x) **

10.20	Lease among Registrant, Learning Tree International Limited and Courtlands Developments Limited (x) **

10.21	Office Underleases between Learning Tree International Limited and Digital Equipment Co. Limited (x) **

Number	Document Description
10.22	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC (xii) **

10.23	Lease between Learning Tree International Limited and Westinghouse Brake and Signal Holdings Limited (xiii) **

10.24	Counterpart Guarantee and Rent Deposit Deed among Registrant, Learning Tree International Limited and Courtlands Developments Limited (vii) **

10.25	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC (xiv) **

10.26	Form of Indemnification Agreement (v) **

14	Code of Business Conduct and Ethics (ii)

21.1	Subsidiaries of the Registrant (xi)

23.1	Consent of BDO Seidman, LLP Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of Appraisal Firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification by Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification by Chief Financial Officer (filed herewith)

(i)	Incorporated by reference from Registrant’s Definitive Proxy Statement on Form 14A filed January 25, 2002.
(ii)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(iii)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.
(iv)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed February 21, 2003.
(v)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.
(vi)	Incorporated by reference from Registrants Quarterly Report on Form 10-Q for the period ended July 1, 2005.
(vii)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.
(viii)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 11, 2005.
(ix)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
(x)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(xi)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.
(xii)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.
(xiii)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 23, 2007.
(xiv)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.
(xv)	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.
(xvi)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 29, 2007.
(xvii)	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed December 11, 2007.
(xviii)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.
(xix)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 6, 2009.