Form 10-Q
period 2010-01-01
LEARNING TREE INTERNATIONAL INC
filed 2010-02-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2010

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, $.0001 par value, outstanding as of February 3, 2010 was 13,773,375.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—January 1, 2010

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 1, 2010	October 2, 2009
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$42,706	$44,313
Available for sale securities	30,022	29,497
Trade accounts receivable, net	13,491	15,157
Income tax receivable	229	265
Prepaid expenses	4,770	4,601
Deferred income taxes	1,395	1,461
Other current assets	1,595	1,449

Total current assets	94,208	96,743
Equipment, Property and Leasehold Improvements:
Education and office equipment	41,208	40,379
Transportation equipment	230	231
Property and leasehold improvements	28,281	28,134

	69,719	68,744
Less: accumulated depreciation and amortization	(50,667)	(49,068)

	19,052	19,676
Restricted interest-bearing investments	9,512	9,387
Deferred income taxes	9,320	9,558
Other assets	1,168	1,456

Total assets	$133,260	$136,820

Liabilities
Current Liabilities:
Trade accounts payable	$5,901	$8,229
Deferred revenues	35,830	38,103
Accrued payroll, benefits and related taxes	3,987	4,023
Other accrued liabilities	7,553	7,831
Income taxes payable	1,356	1,091
Current portion of deferred facilities rent	1,179	1,153

Total current liabilities	55,806	60,430
Asset retirement obligations	3,544	3,458
Deferred income taxes	278	283
Deferred facilities rent	4,496	4,756
Noncurrent tax liabilities	4,712	5,031

Total liabilities	68,836	73,958

Commitments and contingencies
Stockholders’ Equity
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,851,793 and 13,942,750 issued and outstanding, respectively	1	1
Additional paid-in capital	4,061	3,875
Accumulated comprehensive loss	(1,088)	(1,085)
Retained earnings	61,450	60,071

Total stockholders’ equity	64,424	62,862

Total liabilities and stockholders’ equity	$133,260	$136,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended
	January 1, 2010	January 2, 2009
Revenues	$32,505	$37,966
Cost of revenues	14,027	16,317

Gross profit	18,478	21,649
Operating expenses:
Course development	1,717	2,211
Sales and marketing	6,801	9,111
General and administrative	6,076	7,655

	14,594	18,977

Income from operations	3,884	2,672
Other income (expense):
Interest income, net	202	612
Foreign exchange gains (losses)	15	(203)
Other, net	6	(31)

	223	378

Income before provision for income taxes	4,107	3,050
Provision for income taxes	1,684	1,208

Net income	$2,423	$1,842

Earnings per share:
Income per common share—basic	$0.18	$0.11

Income per common share—diluted	$0.18	$0.11

Weighted average shares outstanding:
Weighted average shares—basic	13,841	16,279

Weighted average shares—diluted	13,844	16,279

Comprehensive income (loss):
Net income	$2,423	$1,842
Temporary recovery (impairment) of auction rate securities	87	(1,129)
Foreign currency translation adjustments	(90)	(3,058)

Comprehensive income (loss)	$2,420	$(2,345)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	January 1, 2010	January 2, 2009
Cash flows—operating activities
Net Income	$2,423	$1,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,472	1,497
Share based compensation	186	172
Deferred income taxes	376	(176)
Provision for doubtful accounts	7	—
Accretion on asset retirement obligations	50	46
Gains on disposal of equipment and leasehold improvements	—	(2)
Unrealized foreign exchange gains	(31)	(121)
Changes in operating assets and liabilities:
Trade accounts receivable	1,638	2,224
Prepaid marketing expenses	23	(305)
Prepaid expenses and other assets	(115)	1,197
Income tax receivable/payable	(65)	456
Trade accounts payable	(2,262)	(3,213)
Deferred revenues	(2,439)	(4,003)
Deferred facilities rent	(248)	(207)
Other accrued liabilities	(269)	(1,230)

Net cash provided by (used in) operating activities	746	(1,823)

Cash flows—investing activities:
Purchases of available for sale securities	(1,080)	(3,644)
Sales of available for sale securities	625	4,625
Purchases of equipment, property and leasehold improvements	(792)	(447)
Proceeds from sale of equipment, property and leasehold improvements	—	2

Net cash provided by (used in) investing activities	(1,247)	536

Cash flows—financing activities:
Payments to repurchase common stock	(1,044)	(3,659)

Net cash used in financing activities	(1,044)	(3,659)

Effects of exchange rate changes on cash and cash equivalents	(62)	(3,268)

Net decrease in cash and cash equivalents	(1,607)	(8,214)
Cash and cash equivalents at beginning of period	44,313	51,853

Cash and cash equivalents at end of period	$42,706	$43,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended October 2, 2009 included in our Annual Report on Form 10-K.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the first quarter of the current fiscal year ended on January 1, 2010, while the first quarter of our prior fiscal year ended on January 2, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of January 1, 2010, and our results of operations for the three months ended January 1, 2010 and January 2, 2009, and our cash flows for the three months ended January 1, 2010 and January 2, 2009.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense of $0.2 million related to grants of employee stock options, restricted stock, restricted stock units (including for bonuses) and unrestricted common stock (for bonuses) was included in cost of revenues and operating expenses during the three months ended January 1, 2010, allocated in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.2 million for grants of employee stock options and restricted stock for the three months ended January 2, 2009.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the ARO liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Three months ended January 1, 2010	Year ended October 2, 2009
ARO balance, beginning of period	$3,458	$3,319
Liabilities incurred	—	233
Accretion expense	50	180
Foreign currency translation	36	(274)

ARO balance, end of period	$3,544	$3,458

NOTE 4—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings per share is computed similarly to basic earnings

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 424,000 stock options and restricted stock units were excluded from the computations of diluted earnings per share for the three months ended January 1, 2010 because their effect would not have been dilutive. Approximately 635,000 stock options and shares of restricted stock were excluded from the computations of diluted earnings per share for the three months ended January 2, 2009. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	January 1, 2010	January 2, 2009
Numerator:
Net income	$2,423	$1,842

Denominator:
Weighted average shares outstanding
Basic	13,841	16,279
Effect of dilutive securities	3	—

Diluted	13,844	16,279

Income per common share—basic	$0.18	$0.11

Income per common share—diluted	$0.18	$0.11

NOTE 5—INCOME TAXES

The income tax provision used in the first three months of fiscal year 2010 reflects a 41.0% effective tax rate, which approximates our expected fiscal year 2010 full year effective tax rate, taking into consideration all projected permanent differences, and discrete items recorded in the year-to-date period. The income tax provision used in the first three months of fiscal year 2009 reflected a 39.6% effective tax rate.

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

reached, and the ultimate payment could be more or less than the amount accrued. In particular, in the event that the Government were to file suit on this matter, under certain legal theories the Government could seek an award of up to treble damages and other penalties.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first quarter of fiscal year 2010.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the first quarter of fiscal year 2010 is as follows:

	Three months ended
	January 1, 2010	January 2, 2009
Revenues:
United States	$13,875	$16,193
Canada	3,472	4,116
United Kingdom	7,837	9,042
France	4,576	5,327
Sweden	2,028	2,467
Japan	717	821

Total	$32,505	$37,966

Gross profit:
United States	$7,320	$8,366
Canada	2,249	2,770
United Kingdom	4,361	5,031
France	2,773	3,405
Sweden	1,252	1,539
Japan	523	538

Total	$18,478	$21,649

Total assets:
United States	$89,754	$96,699
Canada	5,390	13,546
United Kingdom	22,808	26,752
France	8,971	8,969
Sweden	4,880	6,767
Japan	1,457	1,527

Total	$133,260	$154,260

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 1, 2010:
Municipal Securities	$14,728	$53	$—	$14,781
Corporate Securities	1,010	6	—	1,016
Auction Rate Securities	16,475	—	(2,250)	14,225

	$32,213	$59	$(2,250)	$30,022

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 2, 2009:
Municipal Securities	$13,822	$62	$—	$13,884
Corporate Securities	1,006	7	—	1,013
Auction Rate Securities	17,000	—	(2,400)	14,600

	$31,828	$69	$(2,400)	$29,497

The scheduled maturities of available for sale debt securities were as follows as of January 1, 2010:

Fair Value
Due within a year	$20,856
Due after one year through five years	3,021
Due after five years through ten years	900
Due after ten years	5,245

$30,022

The amounts due within one year include $16.5 million of auction rate securities (“ARS”) which can be sold at their stated value under our agreement with UBS at any time during the period from June 30, 2010 through July 2, 2012.

Net purchases of available for sale securities were $0.5 million for the three months ended January 1, 2010 and $1.0 million for the three months ended January 2, 2009, and no realized gains or losses were recognized in either period.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
January 1, 2010:
Auction Rate Securities	—	—	14,175	(2,250)	14,175	(2,250)

	$—	$—	$14,175	$(2,250)	$14,175	$(2,250)

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
October 2, 2009:
Auction Rate Securities	—	—	14,500	(2,400)	14,500	(2,400)

	$—	$—	$14,500	$(2,400)	$14,500	$(2,400)

At January 1, 2010 we had $16.5 million in face value of ARS with a fair value of $14.2 million, all of which are classified as current. This compares to $17.0 million in face value of ARS at October 2, 2009 with a fair value of $14.6 million all of which was classified as current. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their stated value. However, we sold $12.3 million of our ARS in fiscal year 2009, and an additional $0.5 million in the first quarter of fiscal year 2010, all at their stated value. We sold an additional $0.1 million, at face value, after the first quarter of fiscal year 2010 (see Note 12). We have a repurchase agreement with UBS under which we have the right to sell our remaining $16.4 million of ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

We do not believe the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Based on a valuation performed by an independent expert, we concluded there was a temporary impairment of $2.3 million in the fair value of our ARS as of January 1, 2010, compared to $2.4 million at the end of our fourth quarter of fiscal year 2009. This valuation is updated at the end of each quarter based on the evaluation by our independent expert. Because we believe we will be able to sell these securities to UBS at par in the foreseeable future, we do not consider the impairment to be other than temporary or to be permanent. In the first quarter of fiscal year 2010, we recorded an increase of $0.1 million on an after-tax basis to reduce the impairment of the ARS to other comprehensive income.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months ended January 1, 2010, we repurchased 90,957 shares of our common stock at a total cost of approximately $1.0 million. See Note 12 for a discussion of repurchases made after January 1, 2010. These shares were retired, and the purchase price for the shares was charged to retained earnings.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

NOTE 10—FAIR VALUE MEASUREMENTS

We adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, (“ASC 820”) in the first quarter of fiscal year 2009 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

•

Auction Rate Securities—Given the complexity of our investments in ARS, we engaged an independent expert to assist in determining the fair value of our investments. We, with the assistance of our advisor, estimated the fair value of the ARS based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates consistent with current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The estimated fair values could change based on future market conditions.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at January 1, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 1, 2010:
Municipal Securities	$—	$14,781	$—
Corporate Securities	1,016	—	—
Auction Rate Securities	—	—	14,225

	$1,016	$14,781	$14,225

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 2, 2009:
Municipal Securities	$—	$13,884	$—
Corporate Securities	1,013	—	—
Auction Rate Securities	—	—	14,600

	$1,013	$13,884	$14,600

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents the changes in Level 3 assets measured on a recurring basis for the three months ended January 1, 2010. All of our Level 3 assets consist of ARS, with changes in fair value included in other comprehensive income.

Auction Rate Securities
Balance, beginning of period	$14,600
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	150
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	(525)
Settlements	—

Balance, end of period	$14,225

Change in unrealized gains relating to assets still held at January 1, 2010	$150

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months ended January 1, 2010.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued standards (included in ASC 820) that provide new disclosures about fair value measurements. These include disclosing transfers in and out of Levels 1 and 2 as well as the reasons for the transfers and identifying the activity in Level 3 fair value measurements provided in reconciliation. The standards also provide clarification of existing standards on the level of disaggregation for each class of assets and liabilities and disclosures about inputs and valuation techniques. We adopted these standards on January 2, 2010, and believe they will have no material effect on our consolidated financial statements.

In October 2008, the FASB issued standards (included in ASC 820) that provide a common definition of fair value and establish a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. These standards do not require new fair value measurements but apply to other standards that require fair value measurement; expanded disclosures are also required. In February 2008, the FASB delayed the effective date of these standards to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the standards for nonfinancial assets and nonfinancial liabilities on October 3, 2009, with no material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

NOTE 12—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of January 1, 2010 through the date of issuance of these condensed consolidated financial statements, February 10, 2010, and have determined that except as set forth below, there are no subsequent events that require disclosure.

After the end of our first quarter, and through February 8, 2010, we repurchased an additional 66,650 shares of our common stock at a total cost of approximately $0.8 million.

On January 26, 2010, we received $0.1 million for one of our auction rate securities that was called at face value.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009 (our “2009 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

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

We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on our beliefs, assumptions made by us, and information currently available to us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control and ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 11 and elsewhere in our 2009 10-K, as well as in our other filings with the Securities and Exchange Commission.

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

We develop our own proprietary courses to be highly interactive, and incorporate extensive hands-on exercises or case study workshops. Our vendor-independent IT courses provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. Our management courses, while addressing core concepts and theories, focus heavily on providing skills, tools, and technologies that participants can apply immediately upon returning to their jobs. Our RealityPlus™ management courses utilize extensive “real-world” simulations to teach practical management techniques. This innovative, multi-media methodology provides an environment in which RealityPlus™ course participants learn entirely by doing. Throughout the courses, participants gain extensive experience applying new management skills in life-like, challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, RealityPlus™ course participants achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplace.

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

Based on extensive testing over the past several years of alternate delivery formats and training program structures, in fiscal year 2009 we introduced Learning Tree AnyWare™, our proprietary live e-learning platform that integrates participants in remote locations into live class events in another location. Attendees at home or in their offices can use an ordinary Internet connection to participate in a live Learning Tree course being held in one of our education centers. AnyWare class participants see and hear their instructor and classmates in real time, and view the instructor’s annotations on the two in-class MagnaLearn™ projection screens in real-time. They are able to participate in discussions, ask questions, work in breakout sessions, and complete the same hands-on exercises as their in-class counterparts, all under the guidance of a live, expert instructor. They gain the full benefit of our proprietary courseware, and achieve the same level of knowledge and skill transfer as in-class participants. Early customer feedback reports that AnyWare is highly different from, and significantly more effective in promoting job-related learning than, other forms of e-Learning.

Our instructors are not full time employees; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms as independent consultants or full-time employees elsewhere when they are not teaching. On average, each expert instructor teaches about 10 courses per year on an “as needed” basis. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so the majority of course delivery costs are variable. In addition to the delivery of our courses in our state-of-the-art education centers, our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at hotels, conference facilities and customer sites worldwide.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

CURRENT ECONOMIC ISSUES

The business environment of the past five quarters has been among the most challenging we have faced in our 35 year history, as businesses have been cutting back on spending of all kinds in response to the global economic crisis.

We have already taken steps to reconfigure our business to meet these challenges. During fiscal year 2009:

•	We reduced our staffing levels by approximately 20% of our workforce at the start of our fiscal year 2009.

•	We reduced the salaries of our staff in our corporate headquarters and our United States subsidiary and payments to our Directors.

•	We made certain other changes to reduce the costs of employee compensation and benefits.

•

Although in the short term it is difficult to reduce certain of our fixed costs, such as the cost of our education centers, by focusing on controlling our variable costs we were able to minimize the effect that the significant reduction in our revenues had on our gross profit. As a result, we achieved a gross profit percentage of 56.8% during our first quarter of fiscal year 2010 compared to 57.0% during our first quarter of fiscal year 2009.

•	We continued to refine the focus of our sales and marketing investment on the activities that we expect to provide a rapid positive return.

•	We also focused on reducing and controlling our general and administrative expenses in order to maintain an infrastructure matched to our current revenues.

KEY METRICS OF OUR FIRST QUARTER OF FISCAL YEAR 2010

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three months ended January 1, 2010:

•	Revenues decreased to $32.5 million from $38.0 million, a decline of 14.4% from the same quarter of fiscal year 2009;

•	Despite this decline in revenues, by controlling our cost of sales, gross profit declined only slightly, to 56.8% of revenues from 57.0% for the same quarter of fiscal year 2009;

•

We reduced operating expenses by $4.4 million compared to the same quarter of our prior fiscal year. Operating expenses were 44.9% of revenues compared to 50.0% for the same quarter of fiscal year 2009;

•	Income from operations was $3.9 million compared to income from operations of $2.7 million in the same quarter of fiscal year 2009;

•	Net income was $2.4 million compared to net income of $1.8 million in our first quarter of fiscal year 2009;

•	We repurchased 90,957 shares of our common stock during the quarter for a total purchase price of approximately $1.0 million;

•	The sum of cash and cash equivalents and current available for sale securities decreased $1.1 million to $72.7 million at January 1, 2010 compared with October 2, 2009; and

•	Net working capital (current assets minus current liabilities) increased by $2.1 million at January 1, 2010 compared with October 2, 2009.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended
	January 1, 2010	January 2, 2009
Revenues	100.0%	100.0%
Cost of revenues	43.2%	43.0%

Gross profit	56.8%	57.0%
Operating expenses:
Course development	5.3%	5.8%
Sales and marketing	21.0%	24.0%
General and administrative	18.6%	20.2%

Total operating expenses	44.9%	50.0%

Income from operations	11.9%	7.0%
Other income (expense), net	0.7%	1.0%

Income before taxes	12.6%	8.0%
Income tax provision	5.1%	3.1%

Net income	7.5%	4.9%

THREE MONTHS ENDED JANUARY 1, 2010 COMPARED WITH THE THREE MONTHS ENDED JANUARY 2, 2009

Revenues. Revenues for our first quarter of fiscal year 2010 decreased by 14.4% compared to the same quarter in fiscal year 2009. The decrease in revenues is primarily due to three factors: (a) 19.9% fewer attendee-days of training; (b) an increase in the relative proportion of participants in management courses, which are shorter and have a lower average revenue per participant than IT courses and (c) these decreases were partially offset by the effect of changes in foreign exchange rates, which caused revenues to increase by 3.9%, and by price increases which added another 1.3% to revenues.

During our first quarter of fiscal year 2010, we trained 17,600 course participants, a 17.8% decrease from the 21,414 course participants we trained in the first quarter of fiscal year 2009. Average days per event decreased to 3.5 days per event in the first quarter of fiscal year 2010, a decrease of 3.0% from the first quarter of fiscal year 2009.

During our first quarter of fiscal year 2010, we provided 61,748 attendee-days of training, a 19.9% decrease from 77,118 attendee-days in the same quarter in fiscal year 2009. In our management courses during our first quarter of fiscal year 2010, we provided 23,638 attendee-days of training, a 10.4% decrease from the 26,376 attendee-days in the corresponding period in fiscal year 2009. In our IT courses during our first quarter of fiscal year 2010, we provided 38,110 attendee-days of training, a 24.9% decrease from the 50,742 attendee-days in the corresponding period in fiscal year 2009.

In our first quarter of fiscal year 2010, average revenue per participant was 3.8% higher than in the same quarter of fiscal year 2009 due primarily to the 3.9% positive effect of changes in foreign exchange rates and 1.3% due to price increases. These positive effects were somewhat offset by a 2.6% reduction in average number of attendee days per participant compared to last year (shorter courses are generally priced lower than their longer counterparts).

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our first quarter of fiscal year 2010, we presented 1,393 events, a 13.6% decrease from 1,613 events during the same period in fiscal year 2009. Our cost of revenues for our first quarter of fiscal year 2010 was $14.0 million compared to $16.3 million in the same period in fiscal year 2009. As a result, our gross profit percentage for the first quarter of fiscal year 2010 was 56.8% compared to 57.0% in the same quarter of the prior fiscal year. Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

Cost of revenues as a percentage of revenues increased slightly in our first quarter of fiscal year 2010 because revenues declined 14.4% and cost of revenues declined only 14.0%. We held 220, or 13.6%, fewer events in the first quarter of fiscal year 2010 than in our first quarter of fiscal year 2009. While we reduced the variable costs of revenues, such as instructor costs and course materials, by a greater percentage than that for the decrease in the number of events, we could not reduce the costs of long-term obligations, such as the lease costs for our education centers, as quickly.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During our first quarter of fiscal year 2010 course development expenses were 5.3% of revenues, compared to 5.8% in the same quarter of fiscal year 2009. Overall spending on course development in our first quarter of fiscal year 2010 was $1.7 million, a 22.3% decrease from the $2.2 million spent on course development in our first quarter of fiscal year 2009. The decrease in expense reflects the development of fewer courses as well as cost savings in the development process of $0.5 million and reductions in royalties to course authors of $0.1 million partially offset by consulting expenses of $0.1 on the development of AnyWare.

In our first quarter of fiscal year 2010, we introduced two new IT course titles and one new management course title. We retired three management course titles and retired six IT course titles in the first quarter. As a result, our library of instructor-led courses numbered 213 titles at the end of our first quarter of fiscal year 2010 compared with 193 titles at the end of the same quarter of fiscal year 2009. At the end of our first quarter of this fiscal year, we had 74 management titles in our course library, compared with 59 titles at the end of the same quarter of fiscal year 2009. Our library of IT titles numbered 139 at the end of our first quarter of fiscal year 2010, compared to 134 at the end of the same quarter of fiscal year 2009. During this period, we have continued to improve our Learning Tree AnyWare™ live e-learning delivery platform, adding additional features and functionality.

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

Sales and marketing expense in our first quarter of fiscal year 2010 was 21.0% of revenues, compared with 24.0% for the same quarter in fiscal year 2009. Sales and marketing expense was $6.8 million in our first quarter of fiscal year 2010, compared to $9.1 million during our first quarter of fiscal year 2009. During our first quarter of this fiscal year, we reduced the number of catalogs produced and mailed, lowering our expense by $1.1 million. Reductions of personnel and related benefits accounted for an additional reduction of $0.8 million. Other marketing reductions included $0.3 million of advertising expense, with other reductions of $0.1 million. Changes in foreign exchange rates included in these figures caused total sales and marketing expenses to increase by about 2.9%.

General and Administrative Expenses. G&A expense during our first quarter of fiscal year 2010 was $6.1 million, a decrease of $1.6 million compared to $7.7 million in our first quarter of fiscal year 2009. This decrease related primarily to $0.4 million of reductions in payroll and benefits (including increases in equity and incentive compensation of $0.1 million) and professional services of $0.4 million (primarily reductions in legal and auditing fees). Additionally, our first quarter of fiscal year 2009 included significant items not associated with current operations:

•

Our first quarter of fiscal year 2009 included $0.4 million of costs associated with exploring a potential sale of the company, including non-contingent transaction contribution bonuses for certain employees, principally in our finance and accounting department, as well as legal fees and special committee fees, and

•	$0.4 million of restructuring costs incurred as a result of reductions in staff taken in November 2008.

Changes in foreign exchange rates included in these figures caused total general and administrative expenses to increase by about 2.9%.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our first quarter of fiscal year 2010, other income, net totaled $0.2 million compared to $0.4 million in the same period of fiscal year 2009. The net decrease was primarily due to a reduction in interest income of $0.4 million due to lower interest rates and lower cash balances as well as minimal foreign currency gains in our first quarter of fiscal year 2010 compared to a foreign currency transaction loss of $0.2 million in the same period of fiscal year 2009.

Income Taxes. Our income tax provision in our first quarter of fiscal year 2010 was an expense of $1.7 million compared to expense of $1.2 million in the first quarter of fiscal year 2009. The increase in tax expense for our first quarter of fiscal year 2010 was due to the increase in pre-tax income and an increase in the effective tax rate to 41.0% from 39.6% in the same quarter of fiscal year 2009. The increase in the fiscal year 2010 effective rate is due to an increase in the permanent differences associated with stock option compensation expense and a reduction in the amount of tax-exempt interest income.

Net Income. Our net income for our first quarter of fiscal year 2010 was $2.4 million compared to net income of $1.8 million for the first quarter of fiscal year 2009.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2009 10-K.

Recently Issued Accounting Pronouncements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued standards (included in Accounting Standards Codification (“ASC” 820) that provide new disclosures about fair value measurements.

These include disclosing transfers in and out of Levels 1 and 2 as well as the reasons for the transfers and identifying the activity in Level 3 fair value measurements provided in reconciliation. The standards also provide clarification of existing standards on the level of disaggregation for each class of assets and liabilities and disclosures about inputs and valuation techniques. We adopted these standards on January 2, 2010, and believe they will have no material effect on our consolidated financial statements.

In October 2008, the FASB issued standards (included in ASC 820) that provide a common definition of fair value and establish a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. These standards do not require new fair value measurements but apply to other standards that require fair value measurement; expanded disclosures are also required. In February 2008, the FASB delayed the effective date of these standards to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the standards for nonfinancial assets and nonfinancial liabilities on October 3, 2009, with no material effect on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at January 1, 2010 include cash and cash equivalents on hand of $42.7 million. During the first three months of fiscal year 2010, our total cash and cash equivalents decreased by $1.6 million, largely as a result of the expenditure of $1.0 million for repurchases of our common stock, $0.8 million of capital expenditures and $0.5 million of net purchases of available for sale securities, partly offset by cash provided by operations.

At January 1, 2010 our net working capital (current assets minus current liabilities) was $38.4 million, a $2.1 million increase from our working capital balance at October 2, 2009 as a result of a decrease in accounts payable of $2.3 million, a decrease in deferred revenues of $2.3 million, an increase of $0.5 million of available for sale securities, offset by a decrease in accounts receivable of $1.7 million and $1.5 million of tax payments.

Cash Flows. Our cash and cash equivalents decreased $1.6 million to $42.7 million at January 1, 2010 from $44.3 million at October 2, 2009 (dollars in thousands).

	Three months ended
	January 1, 2010	January 2, 2009	Net Change
Cash provided by (used in) operating activities	$746	$(1,823)	$2,569
Cash provided by (used in) investing activities	(1,247)	536	(1,783)
Cash used in financing activities	(1,044)	(3,659)	2,615
Effects of exchange rate changes on cash and cash equivalents	(62)	(3,268)	3,206

Net decrease in cash and cash equivalents	$(1,607)	$(8,214)	$6,607

Cash provided by operating activities increased by $2.6 million in the first three months of fiscal year 2010 compared to $0.7 million over the same period of fiscal year 2009. Cash provided by investing activities decreased by $1.8 million in the first three months of fiscal year 2010, due primarily to an increase of $1.4 in net purchases of available for sale securities and an increase in the purchases of equipment and other capital assets of $0.4 million. Cash used in financing activities decreased by $2.6 million due to repurchases of our common stock. Changes in exchange rates had minimal effect on cash and cash equivalents during our first quarter of fiscal year 2010.

Liquidity. During our first three months of fiscal year 2010, the total of our cash and cash equivalents decreased by $1.6 million to $42.7 million at January 1, 2010 from $44.3 million at October 2, 2009. This decrease included the effects of $1.0 million of stock repurchases, $0.8 million of capital expenditures and $0.5 million of net purchases of available for sale securities which were partially offset by $0.7 million in cash provided by operating activities.

We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

At January 1, 2010 we had $16.5 million in face value of Auction Rate Securities (“ARS”). This compares to $17.0 million in ARS at October 2, 2009. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their stated value. However, we sold $12.3 million of our ARS in fiscal year 2009, an additional $0.5 million in the first quarter of fiscal year 2010 and an additional $0.1 million after the first quarter, all at their stated value. We have a repurchase agreement with UBS under which we have the right to sell all of our remaining ARS at their stated value at any time during the period from June 30, 2010 through July 2, 2012.

We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We believe we can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Capital Requirements. During the three months ended January 1, 2010, we made capital expenditures of $0.8 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $3.3 million in equipment and other capital assets during the remainder of fiscal year 2010. Our contractual obligations as of January 1, 2010 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2009 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2009 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

The current economic climate is having an effect on our business, and many economists are predicting a long, challenging period for the global economy. We believe that effective training in IT and management skills improves our customers’ competitiveness, and that our customers will continue to invest in training their personnel in these critical competencies. However, we also expect that some customers will reduce their spending on training services as part of their response to the current economic conditions. We therefore believe we must manage our business with the expectation that such economic conditions will adversely affect our revenues.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of February 9, 2010 remain constant for the remainder of our second quarter we would expect to report a favorable effect of approximately 3.0% due to changes in foreign exchange rates in our second quarter of fiscal year 2010, which will have the effect of increasing both our revenues and our expenses compared to our second quarter of fiscal year 2009.

Second Quarter Revenues. We currently expect revenues in our second quarter of fiscal year 2010 to be between $27.0 million and $29.0 million, compared to $30.5 million in the same quarter of fiscal year 2009.

Second Quarter Gross Profit. We expect our gross profit percentage in our second quarter of fiscal year 2010 to be between 51.5% and 53.0% compared to 52.8% in our second quarter of fiscal year 2009.

Second Quarter Operating Expenses. We expect overall operating expenses for our second quarter of fiscal year 2010 to be between $15.0 million and $16.0 million, compared to $18.6 million in our second quarter of fiscal year 2009.

Second Quarter Income (Loss) from Operations. As a result of the above factors, we expect earnings from operations for our second quarter of fiscal year 2010 to be between a loss of $1.5 million and income of $0.6 million, compared with an operating loss of $2.5 million in the second quarter of fiscal year 2009.

Second Quarter Interest Income. We expect second quarter interest income to be approximately $0.2 million.

Second Quarter Pre-Tax Income (Loss). As a result of the above factors, we expect pre-tax earnings for our second quarter of fiscal year 2010 to be between a loss of $1.3 million and income of $0.8 million, compared with a pre-tax loss of $2.1 million in the second quarter of fiscal year 2009.

Effective Tax Rate. We estimate that our effective tax rate in our second quarter of fiscal year 2010 will be approximately 40.0%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by this item see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2009 10-K. We do not believe our exposure to market risk has changed materially since October 2, 2009.

As discussed in Note 8 and in the Liquidity and Capital Resources section of this report, we held $16.5 million in ARS at January 1, 2010. Due to the turmoil in the worldwide credit markets since mid-February 2008, we have not been able to sell our remaining ARS in the scheduled auctions. There can be no assurance that we will be able to sell these securities at par in the unexpected event that we need to do so in the near term. However, these ARS are backed by long-term debt which, if necessary, we have the ability to hold until maturity; furthermore, our belief in the value of the securities underlying our ARS is bolstered by our ability to sell $12.3 million of our ARS at face value in fiscal year 2009, $0.5 million at face value in the first quarter of fiscal year 2010 and another $0.1 million after the close of our first quarter in fiscal year 2010, and our right to have UBS purchase them at par commencing in June 2010.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that we believe have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As of January 1, 2010, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that, we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

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

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2009 10-K. Please refer to that section of our 2009 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the repurchases by us of our common stock during the fiscal quarter ended January 1, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 3, 2009 – October 31, 2009	19,053	$11.51
November 1, 2009 – November 30, 2009	41,547	$11.15
December 1, 2009 – January 1, 2010	30,357	$11.89

Total	90,957	$11.47

(1)	All of these shares were repurchased other than through a publicly announced plan or program, in open-market transactions, pursuant to an authorization from our board of directors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 10, 2010	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

By:	/s/ CHARLES R. WALDRON
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)