Form 10-Q
period 2010-04-02
LEARNING TREE INTERNATIONAL INC
filed 2010-05-11
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

The number of shares of common stock, $.0001 par value, outstanding as of May 7, 2010 was 13,754,224.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—April 2, 2010

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 2, 2010	October 2, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$34,535	$44,313
Available for sale securities	36,989	29,497
Trade accounts receivable, net	12,950	15,157
Income tax receivable	305	265
Prepaid expenses	5,004	4,601
Deferred income taxes	1,425	1,461
Other current assets	1,402	1,449

Total current assets	92,610	96,743
Equipment, Property and Leasehold Improvements:
Education and office equipment	41,295	40,379
Transportation equipment	199	231
Property and leasehold improvements	27,927	28,134

	69,421	68,744
Less: accumulated depreciation and amortization	(51,124)	(49,068)

	18,297	19,676
Restricted interest-bearing investments	9,042	9,387
Deferred income taxes	9,736	9,558
Other assets	1,051	1,456

Total assets	$130,736	$136,820

LIABILITIES
Current Liabilities:
Trade accounts payable	$6,067	$8,229
Deferred revenues	35,797	38,103
Accrued payroll, benefits and related taxes	3,814	4,023
Other accrued liabilities	7,559	7,831
Income taxes payable	296	1,091
Current portion of deferred facilities rent and other	1,206	1,153

Total current liabilities	54,739	60,430
Asset retirement obligations	3,424	3,458
Deferred income taxes	276	283
Deferred facilities rent and other	5,710	4,756
Noncurrent tax liabilities	4,786	5,031

Total liabilities	68,935	73,958

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value; 75,000,000 shares authorized; 13,744,660 and 13,942,750 issued and outstanding, respectively	1	1
Additional paid-in capital	4,343	3,875
Accumulated comprehensive loss	(1,763)	(1,085)
Retained earnings	59,220	60,071

Total stockholders’ equity	61,801	62,862

Total liabilities and stockholders’ equity	$130,736	$136,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Revenues	$28,293	$30,526	$60,798	$68,492
Cost of revenues	13,696	14,398	27,723	30,715

Gross profit	14,597	16,128	33,075	37,777
Operating expenses:
Course development	1,873	1,977	3,590	4,188
Sales and marketing	7,679	8,846	14,480	17,957
General and administrative	7,215	7,766	13,291	15,421

	16,767	18,589	31,361	37,566

Income (loss) from operations	(2,170)	(2,461)	1,714	211
Other income (expense):
Interest income, net	219	412	421	1,024
Foreign exchange losses	(74)	(38)	(59)	(241)
Other, net	(8)	(30)	(2)	(61)

	137	344	360	722

Income (loss) before provision for income taxes	(2,033)	(2,117)	2,074	933
Provision (benefit) for income taxes	(762)	(756)	922	452

Net income (loss)	$(1,271)	$(1,361)	$1,152	$481

Earnings (loss) per share:
Income (loss) per common share—basic	$(0.09)	$(0.09)	$0.08	$0.03

Income (loss) per common share—diluted	$(0.09)	$(0.09)	$0.08	$0.03

Weighted average shares outstanding:
Weighted average shares—basic	13,748	15,623	13,793	15,967

Weighted average shares—diluted	13,748	15,623	13,801	15,967

Comprehensive income (loss):
Net income (loss)	$(1,271)	$(1,361)	$1,152	$481
Temporary recovery (impairment) of auction rate securities	(47)	(352)	40	(1,481)
Foreign currency translation adjustments	(628)	(101)	(718)	(3,159)

Comprehensive income (loss)	$(1,946)	$(1,814)	$474	$(4,159)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	April 2, 2010	April 3, 2009
Cash flows—operating activities
Net Income	$1,152	$481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,901	3,020
Share based compensation	303	482
Deferred income taxes	(19)	(100)
Provision for doubtful accounts	34	89
Accretion on asset retirement obligations	98	87
Gains on disposal of equipment and leasehold improvements	1	27
Unrealized foreign exchange gains	(16)	(345)
Changes in operating assets and liabilities:
Trade accounts receivable	1,949	4,856
Prepaid marketing expenses	(105)	35
Prepaid expenses and other assets	332	1,917
Income tax receivable/payable	(1,623)	(171)
Trade accounts payable	(1,945)	(2,675)
Deferred revenues	(1,995)	(3,777)
Deferred facilities rent and other	1,106	(417)
Other accrued liabilities	(259)	(1,068)

Net cash provided by operating activities	1,914	2,441

Cash flows—investing activities:
Purchases of available for sale securities	(18,916)	(5,035)
Sales of available for sale securities	11,365	6,120
Purchases of equipment, property and leasehold improvements	(1,778)	(696)
Proceeds from sale of equipment, property and leasehold improvements	18	1

Net cash (used in) provided by investing activities	(9,311)	390

Cash flows—financing activities:
Payments to repurchase common stock	(2,003)	(13,310)
Proceeds from exercise of stock options	165	—

Net cash used in financing activities	(1,838)	(13,310)

Effects of exchange rate changes on cash and cash equivalents	(543)	(4,334)

Net decrease in cash and cash equivalents	(9,778)	(14,813)
Cash and cash equivalents at beginning of period	44,313	51,853

Cash and cash equivalents at end of period	$34,535	$37,040

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the second quarter of the current fiscal year ended on April 2, 2010, while the second quarter of our prior fiscal year ended on April 3, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of April 2, 2010, and our results of operations for the three months and six months ended April 2, 2010 and April 3, 2009, and our cash flows for the six months ended April 2, 2010 and April 3, 2009.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense of $0.1 million and $0.3 million related to grants of employee stock options, restricted stock, restricted stock units (including for bonuses) and unrestricted common stock (for bonuses) was included in cost of revenues and operating expenses during the three months and six months ended April 2, 2010, respectively, allocated in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.3 million and $0.5 million for grants of employee stock options and restricted stock for the three months and six months ended April 3, 2009, respectively.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the ARO liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Six months ended April 2, 2010	Year ended October 2, 2009
ARO balance, beginning of period	$3,458	$3,319
Liabilities incurred	—	233
Accretion expense	98	180
Foreign currency translation	(132)	(274)

ARO balance, end of period	$3,424	$3,458

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. The computations of diluted earnings (loss) per share excluded approximately 375,000 stock options, shares of restricted stock and restricted stock units for the three months ended April 2, 1010 and 306,000 stock options for the six months ended April 2, 2010, because their effect would not have been dilutive. Approximately 597,000 stock options and shares of restricted stock were excluded from the computations of diluted earnings (loss) per share for both the three months and six months ended April 3, 2009. The computations for basic and diluted earnings (loss) per share are as follows:

	Three months ended		Six months ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Numerator:
Net income (loss)	$(1,271)	$(1,361)	$1,152	$481

Denominator:
Weighted average shares outstanding
Basic	13,748	15,623	13,793	15,967
Effect of dilutive securities	—	—	8	—

Diluted	13,748	15,623	13,801	15,967

Income (loss) per common share—basic	$(0.09)	$(0.09)	$0.08	$0.03

Income (loss) per common share—diluted	$(0.09)	$(0.09)	$0.08	$0.03

NOTE 5—INCOME TAXES

The income tax provision used in the first six months of fiscal year 2010 reflects a 44.5% effective tax rate, which approximates our expected fiscal year 2010 full year effective tax rate, taking into consideration all projected permanent differences, and discrete items recorded in the year-to-date period. The income tax provision used in the first six months of fiscal year 2009 reflected a 48.4% effective tax rate.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

Since 1996, we have sold Training Passports and Vouchers to the United States Government. The U.S. government alleged that some of those terms, although identical to those for our commercial customers, violated the terms of our GSA contract and applicable government regulations. Although we continue to believe that we have complied with both the terms of our GSA contract and applicable government regulations, we paid $4.5 million to settle the claim on April 7, 2010. The terms of the settlement were consistent with our previously announced reserves that we established in prior fiscal years and accordingly did not have any material impact on our financial statements in fiscal year 2010.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in a virtually identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first six months of fiscal year 2010.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the second quarter and first six months of fiscal years 2010 and 2009 is as follows:

	Three months ended		Six months ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Revenues:
United States	$13,607	$14,515	$27,482	$30,708
Canada	4,137	3,781	7,609	7,897
United Kingdom	6,300	7,701	14,137	16,743
France	2,329	2,396	6,905	7,723
Sweden	1,539	1,493	3,567	3,960
Japan	381	640	1,098	1,461

Total	$28,293	$30,526	$60,798	$68,492

Gross profit:
United States	$6,663	$7,402	$13,983	$15,768
Canada	2,692	2,408	4,941	5,178
United Kingdom	2,812	3,888	7,173	8,919
France	1,176	1,086	3,949	4,491
Sweden	1,009	920	2,261	2,459
Japan	245	424	768	962

Total	$14,597	$16,128	$33,075	$37,777

Total assets:
United States	$89,204	$85,609
Canada	5,109	13,631
United Kingdom	21,693	27,127
France	8,179	7,637
Sweden	5,179	6,092
Japan	1,372	1,177

Total	$130,736	$141,273

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

(tables in thousands, except per share data)

Unaudited

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 2, 2010:
Commercial Paper	$6,000	$—	$—	$6,000
Municipal Securities	15,882	19	—	15,901
Corporate Securities	1,005	8	—	1,013
Auction Rate Securities	16,375	—	(2,300)	14,075

	$39,262	$27	$(2,300)	$36,989

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 2, 2009:
Commercial Paper	$—	$—	$—	$—
Municipal Securities	13,822	62	—	13,884
Corporate Securities	1,006	7	—	1,013
Auction Rate Securities	17,000	—	(2,400)	14,600

	$31,828	$69	$(2,400)	$29,497

The scheduled maturities of available for sale debt securities were as follows as of April 2, 2010:

Fair Value
Due within a year	$27,667
Due after one year through five years	3,544
Due after five years through ten years	1,448
Due after ten years	4,330

$36,989

The amounts due within one year include $16.4 million of auction rate securities (“ARS”) that can be sold at their stated value under our agreement with UBS at any time from June 30, 2010 through July 2, 2012. The maturities shown also reflect the maturities of the financial instruments that underlie our non-ARS available for sale securities. The effective maturity dates of our non-ARS available for sale securities are less than two years. Since it is not our intent to hold these securities until maturity and since there is an active market for these securities, we can and do sell these securities before their maturity dates.

Net purchases of available for sale securities were $7.1 million and $7.6 million for the second quarter and six months ended April 2, 2010, respectively, compared to net sales of $0.1 million and $1.1 million for the second quarter and six months ended April 3, 2009, respectively, and no realized gains or losses were recognized in any of these periods.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
April 2, 2010:
Auction Rate Securities	$—	$—	$14,075	$(2,300)	$14,075	$(2,300)

	$—	$—	$14,075	$(2,300)	$14,075	$(2,300)

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
October 2, 2009:
Auction Rate Securities	$—	$—	$14,500	$(2,400)	$14,500	$(2,400)

	$—	$—	$14,500	$(2,400)	$14,500	$(2,400)

At April 2, 2010 we had $16.4 million in face value of ARS with a fair value of $14.1 million, all of which are classified as current. This compares to $17.0 million in face value of ARS at October 2, 2009 with a fair value of $14.6 million, all of which was classified as current. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their stated value. However, we sold $12.3 million of our ARS in fiscal year 2009, and an additional $0.6 million in the first six months of fiscal year 2010, all at their stated value. We have a repurchase agreement with UBS under which we have the right to sell our remaining $16.4 million of ARS at their stated value at any time from June 30, 2010 through July 2, 2012. We expect to exercise this right as soon as it becomes available.

We do not believe the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We can finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Based on a valuation performed by an independent expert, we concluded there was a temporary impairment of $2.3 million in the fair value of our ARS as of April 2, 2010, compared to $2.4 million at the end of our fourth quarter of fiscal year 2009. This valuation is updated at the end of each quarter based on the evaluation by our independent expert. Because we believe we will be able to sell these securities to UBS at par in the foreseeable future, we do not consider the impairment to be other than temporary or to be permanent. In the first six months of fiscal year 2010, we recorded an after-tax increase to other comprehensive income of $0.1 million to reduce the impairment of the ARS.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months and six months ended April 2, 2010, we repurchased 79,165 and 170,122 shares of our common stock, respectively, at a total cost of approximately $0.9 million and $2.0 million, respectively. These shares were retired, and the purchase price for the shares was charged to retained earnings.

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

•

Commercial Paper—Because of the readily available markets for these instruments, we use quoted prices and other relevant information generated by market transactions involving identical or comparable assets provided by our investment broker/advisor, as well as our independent research, to establish fair values.

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at April 2, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 2, 2010:
Commercial Paper	$6,000	$—	$—
Municipal Securities	—	15,901	—
Corporate Securities	1,013	—	—
Auction Rate Securities	—	—	14,075

	$7,013	$15,901	$14,075

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 2, 2009:
Commercial Paper	$—	$—	$—
Municipal Securities	—	13,884	—
Corporate Securities	1,013	—	—
Auction Rate Securities	—	—	14,600

	$1,013	$13,884	$14,600

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents the changes in Level 3 assets measured on a recurring basis for the six months ended April 2, 2010. All of our Level 3 assets consist of ARS, with changes in fair value included in other comprehensive income (loss).

Auction Rate Securities
Balance, beginning of period	$14,600
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	100
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	(625)
Settlements	—

Balance, end of period	$14,075

Change in unrealized gains relating to assets still held at April 2, 2010	$100

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the six months ended April 2, 2010.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance (included in ASC 855) for subsequent events, which was effective for us in February 2010. In accordance with the revised guidance, an SEC filer no longer will be required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of this revised guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued standards (included in ASC 820) that provide new disclosures about fair value measurements. These include disclosing transfers in and out of Levels 1 and 2 as well as the reasons for the transfers and identifying the activity in Level 3 fair value measurements provided in reconciliation. The standards also provide clarification of existing standards on the level of disaggregation for each class of assets and liabilities and disclosures about inputs and valuation techniques. We adopted these standards on January 2, 2010, with no material effect on our consolidated financial statements.

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

NOTE 12—DEFERRED FACILITIES RENT AND OTHER

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	April 2, 2010	October 2, 2009
Deferred rent	$862	$1,079
Sublease loss accruals	344	74

	$1,206	$1,153

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Deferred Facilities Rent and Other

	April 2, 2010	October 2, 2009
Deferred rent	$4,026	$3,896
Sublease loss accruals	1,155	339
Other minimum lease payments	529	521

	$5,710	$4,756

NOTE 13—SUBSEQUENT EVENTS

We have evaluated all events and transactions that occurred after April 2, 2010. Based on this evaluation, we identified one subsequent event requiring recognition in the financial statements.

On April 7, 2010 we paid $4.5 million to settle a claim with the U.S. Government (see Note 6).

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

OVERVIEW

We are a leading worldwide vendor-independent provider to business and government organizations for the training and education of their managers and information technology (“IT”) professionals. Since our founding in 1974, we have provided high-quality training to over two million managers and IT professionals.

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

Based on their sophistication and quality, all our courses are recommended for one to two semester hours of college credit by the American Council on Education. We are also a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium (ISC)2 . In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute.

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

KEY METRICS OF OUR SECOND QUARTER OF FISCAL YEAR 2010

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations,

For the three months ended April 2, 2010:

•

Revenues decreased to $28.3 million from $30.5 million, a decline of 7.3% from the same quarter of fiscal year 2009. We are encouraged that this has been the smallest decline in quarterly revenues of the past year and a half;

•	Our gross profit declined, to 51.6% of revenues from 52.8% for the same quarter of fiscal year 2009;

•

We reduced operating expenses by $1.8 million compared to the same quarter of our prior fiscal year. Operating expenses were 59.3% of revenues compared to 60.9% for the same quarter of fiscal year 2009;

•	Loss from operations was $2.2 million compared to a loss from operations of $2.5 million in the same quarter of fiscal year 2009;

•	Net loss was $1.3 million compared to net loss of $1.4 million in our second quarter of fiscal year 2009;

•	We repurchased 79,165 shares of our common stock during the quarter for a total purchase price of approximately $0.9 million;

•	The sum of cash and cash equivalents and current available for sale securities decreased $2.3 million to $71.5 million at April 2, 2010 compared with October 2, 2009; and

•	Net working capital (current assets minus current liabilities) increased by $1.6 million and was $37.9 at April 2, 2010 compared with $36.3 million at October 2, 2009.

For the six months ended April 2, 2010:

•	Revenues decreased to $60.8 million from $68.5 million, a decline of 11.2% from the same period of fiscal year 2009;

•	Our gross profit declined, to 54.4% of revenues from 55.2% for the same period of fiscal year 2009;

•	We reduced operating expenses by $6.2 million compared to the same period of our prior fiscal year. Operating expenses were 51.6% of revenues compared to 54.9% for the same period of fiscal year 2009;

•	Income from operations was $1.7 million compared to income from operations of $0.2 million in the same period of fiscal year 2009;

•	Net income was $1.2 million compared to net income of $0.5 million in the same period of fiscal year 2009; and

•	We repurchased 170,122 shares of our common stock during the period for a total purchase price of approximately $2.0 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended		Six months ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.4%	47.2%	45.6%	44.8%

Gross profit	51.6%	52.8%	54.4%	55.2%
Operating expenses:
Course development	6.6%	6.5%	5.9%	6.1%
Sales and marketing	27.2%	29.0%	23.8%	26.2%
General and administrative	25.5%	25.4%	21.9%	22.6%

Total operating expenses	59.3%	60.9%	51.6%	54.9%

Income (loss) from operations	-7.7%	-8.1%	2.8%	0.3%
Other income (expense), net	0.5%	1.2%	0.6%	1.1%

Income (loss) before taxes	-7.2%	-6.9%	3.4%	1.4%
Income tax provision (benefit)	-2.7%	-2.4%	1.5%	0.7%

Net income (loss)	-4.5%	-4.5%	1.9%	0.7%

THREE AND SIX MONTHS ENDED APRIL 2, 2010 COMPARED WITH THE THREE AND SIX MONTHS ENDED APRIL 3, 2009

Revenues. Revenues for our second quarter of fiscal year 2010 decreased by 7.3% compared to the same quarter in fiscal year 2009. The decrease in revenues is primarily due to three factors: (a) 11.5% fewer attendee-days of training; (b) an increase in the relative proportion of participants in onsite courses, which have a lower average revenue per participant than public courses; and (c) a partial offset of these decreases by the effect of changes in foreign exchange rates, which caused revenues to increase by 4.9%.

During our second quarter of fiscal year 2010, we trained 16,442 course participants, an 8.4% decrease from the 17,954 course participants we trained in our second quarter of fiscal year 2009. Average days per event decreased to 3.5 days per event in our second quarter of fiscal year 2010, a decrease of 2.5% from our second quarter of fiscal year 2009.

During our second quarter of fiscal year 2010, we provided 56,586 attendee-days of training, an 11.5% decrease from 63,970 attendee-days in the same quarter in fiscal year 2009. In our management courses during our second quarter of fiscal year 2010, we provided 20,821 attendee-days of training, an 11.6% decrease from the 23,565 attendee-days in the corresponding period in fiscal year 2009. In our IT courses during our second quarter of fiscal year 2010, we provided 35,765 attendee-days of training, an 11.5% decrease from the 40,405 attendee-days in the corresponding period in fiscal year 2009.

In our second quarter of fiscal year 2010, average revenue per participant was 0.9% higher than in the same quarter of fiscal year 2009 due primarily to the 4.9% positive effect of changes in foreign exchange rates, which was partially offset by a 3.4% reduction in average number of attendee days per participant compared to last year (shorter courses are generally priced lower than their longer counterparts).

Revenues for the six months ended April 2, 2010 decreased 11.2% compared to the same period in fiscal year 2009. The decrease in revenues is primarily due to 16.4% fewer attendee-days of training per available week, which was partially offset by changes in foreign exchange rates, which caused revenues to increase by 4.3%.

During the six months ended April 2, 2010, we provided 118,396 attendee-days of training, a 16.1% decline from the 141,088 attendee-days in the same period in fiscal year 2009. In our management courses during the six months ended April 2, 2010, we provided 44,476 attendee-days of training, a 10.9% decrease over the 49,941 attendee-days in the corresponding period in fiscal year 2009. In our IT courses during the six months ended April 2, 2010, we provided 73,920 attendee-days of training, an 18.9% decrease from the 91,147 attendee-days in the corresponding period in fiscal year 2009.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our second quarter of fiscal year 2010, we presented 1,308 events, a 13.0% decrease from 1,503 events during the same period in fiscal year 2009. Our cost of revenues for our second quarter of fiscal year 2010 was $13.7 million compared to $14.4 million in the same period in fiscal year 2009. As a result, our gross profit percentage for our second quarter of fiscal year 2010 was 51.6% compared to 52.8% in the same quarter of the prior fiscal year. Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

During the first six months of fiscal year 2010, we presented 2,701 events, a 13.3% decrease from 3,116 events during the same period in fiscal year 2009. Our cost of revenues for the first six months of fiscal year 2010 was $27.7 million compared to $30.7 million in the same period in fiscal year 2009. As a result, our gross profit percentage for the first six months of fiscal year 2010 was 54.4% compared to 55.2% in the same period of the prior fiscal year. Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

The increase in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2010 reflects a 9.3% increase in average cost per event, partially offset by a 6.2% increase in average revenue per event. The increase in our average cost per event was the result of start-up costs (such as instructor recruitment and training) associated with our recently announced contract with the U.S. Department of Veterans Affairs (“VA”) and, to a lesser extent, costs associated with our continued expansion of our AnyWare course offerings. We expect to see the VA contract-related start-up costs continue through the remainder of fiscal year 2010 and then abate. We held 195, or 13.0%, fewer events in our second quarter of fiscal year 2010 than in our second quarter of fiscal year 2009. While we reduced the variable costs of revenues, such as instructor costs and course materials, by a greater percentage than that for the decrease in the number of events, we could not reduce the costs of long-term obligations, such as the lease costs for our education centers, as quickly.

Cost of revenues as a percentage of revenues increased slightly in the first six months of fiscal year 2010 because revenues declined 11.2% and cost of revenues declined only 9.7%. We held 415, or 13.3%, fewer events in the first six months of fiscal year 2010 than in the same period of fiscal year 2009. While we reduced the variable costs of revenues, such as instructor costs and course materials, by a greater percentage than that for the decrease in the number of events, we could not reduce the costs of long-term obligations, such as the lease costs for our education centers, as quickly. Start-up costs associated with our recently announced contract with the VA and, to a lesser extent, costs associated with the continued expansion of our AnyWare course offerings also partially offset the other decreases in cost of revenues.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During our second quarter of fiscal year 2010 course development expenses were 6.6% of revenues, compared to 6.5% in the same quarter of fiscal year 2009. Overall spending on course development in our second quarter of fiscal year 2010 was $1.9 million, a 5.3% decrease from the $2.0 million spent on course development in our second quarter of fiscal year 2009. The decrease in expense relates primarily to reductions in royalties to course authors as well as to reductions in payroll and benefits.

During the first six months of fiscal year 2010 course development expenses were 5.9% of revenues, compared to 6.1% in the same period of fiscal year 2009. Overall spending on course development in the first six months of fiscal year 2010 was $3.6 million, a 14.3% decrease from the $4.2 million spent on course development in the first six months of fiscal year 2009. The decrease in expense reflects the development of fewer courses as well as cost savings in the development process of $0.4 million and reductions in royalties to course authors of $0.3 million, partially offset by consulting expenses of $0.1 million on the development of AnyWare.

In our second quarter of fiscal year 2010, we introduced three new IT course titles and three new management course titles. We retired two management course titles and retired three IT course titles in our second quarter. As a result, our library of instructor-led courses numbered 214 titles at the end of our second quarter of fiscal year 2010 compared with 206 titles at the end of the same quarter of fiscal year 2009. At the end of our second quarter of this fiscal year, we had 75 management titles in our course library, compared with 68 titles at the end of the same quarter of fiscal year 2009. Our library of IT titles numbered 139 at the end of our second quarter of fiscal year 2010, compared to 138 at the end of the same quarter of fiscal year 2009. During this period, we have continued to improve our Learning Tree AnyWare™ live e-learning delivery platform, adding additional features and functionality.

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

Sales and marketing expense in our second quarter of fiscal year 2010 was 27.2% of revenues, compared with 29.0% for the same quarter in fiscal year 2009. Sales and marketing expense was $7.7 million in our second quarter of fiscal year 2010, compared to $8.8 million during our second quarter of fiscal year 2009. During our second quarter of this fiscal year, we reduced the number of catalogs produced and mailed, lowering our expense by $0.9 million. Reductions of personnel and related benefits accounted for an additional reduction of $0.4 million, partially offset by other increases of $0.1 million. Changes in foreign exchange rates included in these figures caused total sales and marketing expenses to increase by about 3.6% for our second quarter of fiscal year 2010 compared to the same quarter of the prior fiscal year.

Sales and marketing expense in the first six months of fiscal year 2010 was 23.8% of revenues, compared with 26.2% for the same period in fiscal year 2009. Sales and marketing expense was $14.5 million in the first six months of fiscal year 2010, compared to $18.0 million during the first six months of fiscal year 2009. During the first six months of this fiscal year, we reduced the number of catalogs produced and mailed, lowering our expense by $2.0 million. Reductions of personnel and related benefits accounted for an additional reduction of $1.2 million. Other marketing reductions included $0.2 million of advertising expense, and other reductions of $0.1 million. Changes in foreign exchange rates included in these figures caused total sales and marketing expenses to increase by about 3.1% for the first six months of fiscal year 2010 compared to the same period of the prior fiscal year.

General and Administrative Expenses. General and Administrative expense during our second quarter of fiscal year 2010 was $7.2 million, a decrease of $0.6 million compared to $7.8 million in our second quarter of fiscal year 2009. This decrease related primarily to $0.2 million in payroll and benefits, $0.2 million in equity and incentive compensation and $0.1 million of other reductions. Additionally, our second quarter of fiscal years 2010 and 2009 included significant items not associated with current operations:

•	Our second quarter of fiscal year 2010 included a charge of $1.1 million for an expected period of vacancy due to the exercise of an option to terminate by one of our London education center sub tenants, expected to be effective October 7, 2010. This accrual may be reversed, either in part or in total, if and when we secure a replacement sub tenant, and depending on the terms of such a replacement sub tenant’s sublease;

•	Our second quarter of fiscal year 2009 included $0.8 million of restructuring costs incurred as a result of reductions in staff taken in April 2009; and

•

Our second quarter of fiscal year 2009 included $0.4 million of costs associated with exploring a potential sale of the company, including non-contingent transaction contribution bonuses for certain employees, principally in our finance and accounting department, as well as legal fees and special committee fees.

Changes in foreign exchange rates included in these figures caused total general and administrative expenses to increase by about 3.0% for our second quarter of fiscal year 2010 compared to the same quarter of the prior fiscal year.

General and Administrative expense during the first six months of fiscal year 2010 was $13.3 million, a decrease of $2.1 million compared to $15.4 million in the same period of fiscal year 2009. This decrease related primarily to $0.8 million in payroll and benefits, $0.4 million in professional services (primarily auditing and legal fees) and various other reductions of $0.1 million. Additionally, the six months ended April 2, 2010 and April 3, 2009 included significant items not associated with current operations:

•

The six months ended April 2, 2010 included a charge of $1.1 million for an expected period of vacancy due to the exercise of an option to terminate by one of our London education center sub tenants, expected to be effective October 7, 2010,

•	The six months ended April 3, 2009 included $1.2 million of restructuring costs incurred as a result of reductions in staff taken in November 2008 and April 2009, and

•

The six months ended April 3, 2009 included $0.7 million of costs associated with exploring a potential sale of the company, including non-contingent transaction contribution bonuses for certain employees, principally in our finance and accounting department, as well as legal fees and special committee fees.

Changes in foreign exchange rates included in these figures caused total general and administrative expenses to increase by about 2.3% for the first six months of fiscal year 2010 compared to the same period of the prior fiscal year.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our second quarter of fiscal year 2010, other income, net totaled $0.1 million compared to $0.3 million in the same period of fiscal year 2009. The net decrease was primarily due to a reduction in interest income of $0.2 million due to lower interest rates and lower cash balances.

During the first six months of fiscal year 2010, other income, net totaled $0.4 million compared to $0.7 million in the same period of fiscal year 2009. The net decrease was primarily due to a reduction in interest income of $0.6 million due to lower interest rates and lower cash balances as well as minimal foreign currency gains in the first six months of fiscal year 2010 compared to a foreign currency transaction loss of $0.2 million in the same period of fiscal year 2009.

Income Taxes. Our income tax provision in our second quarter of fiscal year 2010 was a benefit of $0.8 million compared to a benefit of $0.8 million in our second quarter of fiscal year 2009. Our income tax provision for the first six months of fiscal year 2010 reflects a 44.5% effective tax rate, compared with our income tax provision for the first six months of fiscal year 2009, which reflected a 48.4% effective rate. The high effective rates for fiscal years 2010 and 2009 are primarily due to permanent differences associated with stock option compensation expense, and the effect of low pre-tax income, which tends to increase the effective tax rate because the unfavorable permanent differences do not decrease in proportion to decreases in pre-tax income.

Net Income (Loss). Our net loss for our second quarter of fiscal year 2010 was $1.3 million compared to a net loss of $1.4 million for our second quarter of fiscal year 2009.

Our net income for the first six months of fiscal year 2010 was $1.2 million compared to net income of $0.5 million for the first six months of fiscal year 2009.

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

Recently Issued Accounting Pronouncements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance (included in Accounting Standards Codification (“ASC”) 855) for subsequent events, which was effective for us in February 2010. In accordance with the revised guidance, a Securities and Exchange Commission filer no longer will be required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of this revised guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued standards (included in ASC 820) that provide new disclosures about fair value measurements. These include disclosing transfers in and out of Levels 1 and 2 as well as the reasons for the transfers and identifying the activity in Level 3 fair value measurements provided in reconciliation. The standards also provide clarification of existing standards on the level of disaggregation for each class of assets and liabilities and disclosures about inputs and valuation techniques. We adopted these standards on January 2, 2010, with no material effect on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at April 2, 2010 include cash and cash equivalents and available for sale securities on hand of $71.5 million.

At April 2, 2010 our net working capital (current assets minus current liabilities) was $37.9 million, a $1.6 million increase from our working capital balance at October 2, 2009 as a result of a decrease in accounts payable of $2.2 million, a decrease in deferred revenues of $2.3 million, a $0.8 million decrease in income taxes payable, a $0.4 million decrease in accrued payroll and benefits and other accrued liabilities and an increase of $0.4 million in prepaid and other current assets, all offset by a decrease in accounts receivable of $2.2 million and $2.4 million of tax payments.

Cash Flows. Our cash and cash equivalents decreased $9.8 million to $34.5 million at April 2, 2010 from $44.3 million at October 2, 2009 (dollars in thousands).

	Six months ended		Net Change
	April 2, 2010	April 3, 2009
Cash provided by operating activities	$1,914	$2,441	$(527)
Cash provided by (used in) investing activities	(9,311)	390	(9,701)
Cash used in financing activities	(1,838)	(13,310)	11,472
Effects of exchange rate changes on cash and cash equivalents	(543)	(4,334)	3,791

Net decrease in cash and cash equivalents	$(9,778)	$(14,813)	$5,035

Cash provided by operating activities decreased by $0.5 million in the first six months of fiscal year 2010 to $1.9 million over the same period of fiscal year 2009. Cash used in investing activities increased by $9.7 million in the first six months of fiscal year 2010, due primarily to an increase of $8.6 million in net purchases of available for sale securities and an increase in the purchases of equipment and other capital assets of $1.1 million. Cash used in financing activities decreased by $11.5 million due to repurchases of fewer shares of our common stock. Changes in exchange rates had a $0.5 million negative effect on cash and cash equivalents during the six months ending April 2, 2010.

Liquidity. During the first six months of fiscal year 2010, the total of our cash and cash equivalents and available for sale securities decreased by $2.3 million to $71.5 million at April 2, 2010 from $73.8 million at October 2, 2009. This decrease included the effects of $2.0 million of stock repurchases and $1.8 million of capital expenditures which were partially offset by $0.2 million of proceeds of stock options exercised and $1.9 million in cash provided by operating activities. Changes in exchange rates caused our reported cash balances to decrease by $0.5 million.

We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

At April 2, 2010 we also had $16.4 million in face value of Auction Rate Securities (“ARS”). This compares to $17.0 million in ARS at October 2, 2009. Our ARS are long-term debt instruments backed by municipal bonds and student loans. None of our ARS are mortgage-backed debt. All of our ARS had credit ratings of AAA or AA when purchased. Historically, our ARS were highly liquid. As a result of liquidity issues in the global credit and capital markets, it has been difficult to sell ARS at their stated value. However, we sold $12.3 million of our ARS in fiscal year 2009 and an additional $0.6 million in the first six months of fiscal year 2010, all at their stated value. We have a repurchase agreement with UBS under which we have the right to sell all of our remaining ARS at their stated value at any time from June 30, 2010 through July 2, 2012. We intend to exercise that right when it becomes exercisable.

We do not believe that the failure of periodic auctions affects the value of the collateral underlying our ARS, and there have been no defaults on the underlying collateral. We continue to earn and receive interest at contractually set rates in a timely manner. We believe we could finance our operations even if our ARS investments were to be illiquid for an extended period of time.

Capital Requirements. During our six months ended April 2, 2010, we made capital expenditures of $1.8 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $1.7 million in equipment and other capital assets during the remainder of fiscal year 2010. Our contractual obligations as of April 2, 2010 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2009 10-K.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 9 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

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

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars, and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of May 6, 2010 remain constant for the remainder of our third quarter we would expect to report a favorable effect of approximately 1.0% due to changes in foreign exchange rates in our third quarter of fiscal year 2010, which would have the effect of increasing both our revenues and our expenses compared to our third quarter of fiscal year 2009.

Third Quarter Revenues. We currently expect revenues in our third quarter of fiscal year 2010 to be between $32.2 million and $34.2 million, compared to $32.3 million in the same quarter of fiscal year 2009.

Third Quarter Gross Profit. We expect our gross profit percentage in our third quarter of fiscal year 2010 to be between 53.5% and 55.0% compared to 55.3% in our third quarter of fiscal year 2009.

Third Quarter Operating Expenses. We expect overall operating expenses for our third quarter of fiscal year 2010 to be between $15.5 million and $16.5 million, compared to $14.6 million in our third quarter of fiscal year 2009. Our expected increase in operating expenses results from planned increases in sales and marketing expenditures.

Third Quarter Income from Operations. As a result of the above factors, we expect income from operations for our third quarter of fiscal year 2010 to be between $1.2 million and $2.8 million, compared with earnings from operations of $3.2 million in the third quarter of fiscal year 2009.

Third Quarter Interest Income. We expect interest income in our third quarter of fiscal year 2010 to be approximately $0.2 million.

Third Quarter Pre-Tax Income. As a result of the above factors, we expect pre-tax earnings for our third quarter of fiscal year 2010 to be between $1.4 million and $3.0 million, compared with pre-tax earnings of $3.5 million in the third quarter of fiscal year 2009.

Effective Tax Rate. We estimate that our effective tax rate in our third quarter of fiscal year 2010 will be approximately 0% due to the release of certain ASC 740-10 reserves.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by this item see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2009 10-K. We do not believe our exposure to market risk has changed materially since October 2, 2009.

As discussed in Note 8 and in the Liquidity and Capital Resources section of this report, we held $16.4 million in ARS at April 2, 2010. Due to the turmoil in the worldwide credit markets since mid-February 2008, we have not been able to sell our remaining ARS in the scheduled auctions. There can be no assurance that we will be able to sell these securities at par in the unexpected event that we need to do so in the near term. However, these ARS are backed by long-term debt which, if necessary, we have the ability to hold until maturity; furthermore, our belief in the value of the securities underlying our ARS is bolstered by our ability to sell $12.3 million of our ARS at face value in fiscal year 2009, $0.6 million at face value in the first six months of fiscal year 2010, and our right to have UBS purchase them at par commencing in June 2010.

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

As of April 2, 2010, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that, we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Since 1996, we have sold Training Passports and Vouchers to the United States Government. The U.S. government alleged that some of those terms, although identical to those for our commercial customers, violated the terms of our GSA contract and applicable government regulations. Although we continue to believe that we complied with both the terms of our GSA contract and applicable government regulations, we paid $4.5 million to settle the claim on April 7, 2010. The terms of the settlement were consistent with our previously announced reserves that we established in prior fiscal years and accordingly did not have any material impact on our financial statements in fiscal year 2010.

Item 1A.	RISK FACTORS

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2009 10-K. Please refer to that section of our 2009 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the repurchases by us of our common stock during the fiscal quarter ended April 2, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 2, 2010 – January 31, 2010	37,350	$11.71
February 1, 2010 – February 28, 2010	41,815	$11.42
March 1, 2010 – April 2, 2010	—	$—

Total	79,165	$11.56

(1)	All of these shares were repurchased other than through a publicly announced plan or program, in open-market transactions, pursuant to an authorization from our board of directors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2010	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

By:	/s/ CHARLES R. WALDRON
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Stock Award Agreement

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)