Form 10-Q
period 2010-07-02
LEARNING TREE INTERNATIONAL INC
filed 2010-08-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

The number of shares of common stock, $.0001 par value, outstanding as of August 6, 2010 was 13,582,210.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—July 2, 2010

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 2, 2010	October 2, 2009
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$44,442	$44,313
Available for sale securities	23,085	29,497
Trade accounts receivable, net	16,591	15,157
Income tax receivable	1,741	265
Prepaid expenses	5,060	4,601
Deferred income taxes	—	1,461
Other current assets	1,824	1,449

Total current assets	92,743	96,743
Equipment, Property and Leasehold Improvements:
Education and office equipment	40,531	40,379
Transportation equipment	190	231
Property and leasehold improvements	27,694	28,134

	68,415	68,744
Less: accumulated depreciation and amortization	(51,443)	(49,068)

	16,972	19,676
Restricted interest-bearing investments	9,047	9,387
Deferred income taxes	7,896	9,558
Other assets	1,021	1,456

Total assets	$127,679	$136,820

Liabilities
Current Liabilities:
Trade accounts payable	$6,972	$8,229
Deferred revenues	35,336	38,103
Accrued payroll, benefits and related taxes	4,010	4,023
Other accrued liabilities	2,872	7,831
Income taxes payable	529	1,091
Current portion of deferred facilities rent and other	1,344	1,153
Deferred income taxes	97	—

Total current liabilities	51,160	60,430
Asset retirement obligations	3,460	3,458
Deferred income taxes	260	283
Deferred facilities rent and other	5,962	4,756
Noncurrent tax liabilities	2,899	5,031

Total liabilities	63,741	73,958

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,637,128 and 13,942,750 issued and outstanding, respectively	1	1
Additional paid-in capital	4,653	3,875
Accumulated comprehensive loss	(536)	(1,085)
Retained earnings	59,820	60,071

Total stockholders’ equity	63,938	62,862

Total liabilities and stockholders’ equity	$127,679	$136,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues	$32,781	$32,279	$93,579	$100,771
Cost of revenues	15,713	14,439	43,436	45,154

Gross profit	17,068	17,840	50,143	55,617
Operating expenses:
Course development	1,768	1,627	5,358	5,815
Sales and marketing	7,777	6,994	22,257	24,951
General and administrative	6,215	6,022	19,506	21,443

	15,760	14,643	47,121	52,209

Income from operations	1,308	3,197	3,022	3,408
Other income (expense):
Interest income, net	186	269	607	1,293
Foreign exchange gains (losses)	34	89	(25)	(152)
Other, net	15	(63)	13	(124)

	235	295	595	1,017

Income before provision for income taxes	1,543	3,492	3,617	4,425
(Benefit) provision for income taxes	(526)	1,352	396	1,804

Net income	$2,069	$2,140	$3,221	$2,621

Earnings per share:
Income per common share—basic	$0.15	$0.15	$0.23	$0.17

Income per common share—diluted	$0.15	$0.15	$0.23	$0.17

Weighted average shares outstanding:
Weighted average shares—basic	13,729	14,703	13,777	15,549

Weighted average shares—diluted	13,754	14,703	13,792	15,549

Comprehensive income:
Net income	$2,069	$2,140	$3,221	$2,621
Temporary recovery of available for sale securities	1,373	1,554	1,413	73
Foreign currency translation adjustments	(145)	2,163	(864)	(996)

Comprehensive income	$3,297	$5,857	$3,770	$1,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	July 2, 2010	July 3, 2009
Cash flows—operating activities
Net Income	$3,221	$2,621
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,335	4,546
Share based compensation	407	564
Deferred income taxes	2,405	46
Provision for doubtful accounts	58	178
Accretion on asset retirement obligations	145	131
Losses on disposal of equipment and leasehold improvements	1	40
Unrealized foreign exchange gains	(66)	(187)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,066)	5,483
Prepaid expenses and other assets	138	2,707
Income tax receivable / payable	(4,792)	1,880
Trade accounts payable	(989)	(3,329)
Deferred revenues	(2,048)	(7,037)
Deferred facilities rent and other	1,523	(606)
Other accrued liabilities	(4,497)	(2,103)

Net cash (used in) provided by operating activities	(2,225)	4,934

Cash flows—investing activities:
Purchases of available for sale securities	(57,386)	(5,346)
Sales of available for sale securities	65,814	8,320
Purchases of equipment, property and leasehold improvements	(2,004)	(1,243)
Proceeds from sale of equipment, property and leasehold improvements	19	2

Net cash provided by investing activities	6,443	1,733

Cash flows—financing activities:
Payments to repurchase common stock	(3,471)	(21,003)
Proceeds from exercise of stock options	371	—

Net cash used in financing activities	(3,100)	(21,003)

Effects of exchange rate changes on cash and cash equivalents	(989)	(1,738)

Net increase (decrease) in cash and cash equivalents	129	(16,074)
Cash and cash equivalents at beginning of period	44,313	51,853

Cash and cash equivalents at end of period	$44,442	$35,779

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the third quarter of the current fiscal year ended on July 2, 2010, while the third quarter of our prior fiscal year ended on July 3, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of July 2, 2010, and our results of operations for the three months and nine months ended July 2, 2010 and July 3, 2009, and our cash flows for the nine months ended July 2, 2010 and July 3, 2009.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense of $0.1 million and $0.4 million related to grants of employee stock options, restricted stock, restricted stock units (including for bonuses) and unrestricted common stock (for bonuses) was included in cost of revenues and operating expenses during the three months and nine months ended July 2, 2010, respectively, allocated in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.1 million and $0.6 million for grants of employee stock options and restricted stock for the three months and nine months ended July 3, 2009, respectively.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for our asset retirement obligation liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	July 2, 2010	October 2, 2009
ARO balance, beginning of period	$3,458	$3,319
Liabilities incurred	—	233
Accretion expense	145	180
Foreign currency translation	(143)	(274)

ARO balance, end of period	$3,460	$3,458

NOTE 4—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding (which excludes unvested restricted shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

equivalents to the extent their effect is dilutive. Because their effect would not have been dilutive, the computations of diluted earnings per share excluded approximately 139,000 stock options for the three months ended July 2, 2010, 278,000 stock options for the nine months ended July 2, 2010 and approximately 499,000 stock options and shares of unvested restricted stock for both the three months and nine months ended July 3, 2009. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Numerator:
Net income	$2,069	$2,140	$3,221	$2,621

Denominator:
Weighted average shares outstanding
Basic	13,729	14,703	13,777	15,549
Effect of dilutive securities	25	—	15	—

Diluted	13,754	14,703	13,792	15,549

Income per common share—basic	$0.15	$0.15	$0.23	$0.17

Income per common share—diluted	$0.15	$0.15	$0.23	$0.17

NOTE 5—INCOME TAXES

The income tax provision used in the first nine months of fiscal year 2010 reflects a 10.9% effective tax rate, which approximates our expected fiscal year 2010 full year effective tax rate, taking into consideration all projected permanent differences and discrete items recorded in the year-to-date period. The income tax provision used in the first nine months of fiscal year 2009 reflected a 40.8% effective tax rate. The effective rate for the first nine months of fiscal year 2010 is much lower than the rate for fiscal year 2009, primarily as a result of the recognition of tax benefits for uncertain tax positions for transfer pricing issues due to the expiration of the statute of limitations. These tax benefits were recognized in the third quarter of fiscal year 2010 as discrete items.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

As previously announced, on April 7, 2010 we paid $4.5 million to settle a contract dispute with the United States Government. The terms of the settlement were consistent with our previously announced reserves that we had established in prior fiscal years and accordingly did not have any material impact on our financial statements in fiscal year 2010.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

presented in a virtually identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first nine months of fiscal year 2010.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the third quarter and first nine months of fiscal years 2010 and 2009 is as follows:

	Three months ended		Nine months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues:
United States	$17,970	$17,021	$45,452	$47,729
Canada	2,383	2,649	9,992	10,546
United Kingdom	6,760	6,917	20,897	23,660
France	3,389	3,963	10,294	11,686
Sweden	1,716	1,281	5,283	5,241
Japan	563	448	1,661	1,909

Total	$32,781	$32,279	$93,579	$100,771

Gross profit:
United States	$9,343	$9,775	$23,326	$25,543
Canada	1,176	1,596	6,117	6,774
United Kingdom	3,089	3,025	10,262	11,944
France	1,999	2,442	5,948	6,933
Sweden	1,071	701	3,332	3,160
Japan	390	301	1,158	1,263

Total	$17,068	$17,840	$50,143	$55,617

Total assets:
United States	$84,436	$77,343
Canada	5,108	13,630
United Kingdom	23,414	30,576
France	8,118	8,943
Sweden	5,029	6,216
Japan	1,574	1,178

Total	$127,679	$137,886

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

(tables in thousands, except per share data)

Unaudited

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 2, 2010:
Commercial Paper	$5,000	$—	$—	$5,000
U.S. Government and Agency Securities	16,894	—	(1)	16,893
Municipal Securities	175	—	—	175
Corporate Securities	1,008	9	—	1,017
Auction Rate Securities	—	—	—	—

	$23,077	$9	$(1)	$23,085

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 2, 2009:
Commercial Paper	$—	$—	$—	$—
U.S. Government and Agency Securities	—	—	—	—
Municipal Securities	13,822	62	—	13,884
Corporate Securities	1,006	7	—	1,013
Auction Rate Securities	17,000	—	(2,400)	14,600

	$31,828	$69	$(2,400)	$29,497

The scheduled maturities of available for sale debt securities were as follows as of July 2, 2010:

Fair Value
Due within a year	$21,893
Due after one year through five years	1,017
Due after five years through ten years	—
Due after ten years	175

$23,085

The maturities shown reflect the maturities of the financial instruments that underlie our available for sale securities. The effective maturity dates of our available for sale securities are less than two years. Since it is not our intent to hold these securities until maturity and since there is an active market for these securities, we can and do sell these securities before their maturity dates.

Net sales of available for sale securities were $16.0 million and $8.4 million for the third quarter and nine months ended July 2, 2010, respectively, compared to net sales of $1.9 million and $3.0 million for the third quarter and nine months ended July 3, 2009, respectively, with no realized gains or losses recognized in either period.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
July 2, 2010:
Auction Rate Securities	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
October 2, 2009:
Auction Rate Securities	—	—	14,500	(2,400)	14,500	(2,400)

	$—	$—	$14,500	$(2,400)	$14,500	$(2,400)

At October 2, 2009, we had $17.0 million in face value of Auction Rate Securities (“ARS”). We sold $0.6 million of ARS at their stated values in the first six months of fiscal year 2010. Under the terms of a repurchase agreement with UBS, we sold the remainder of our $16.4 million of ARS at their stated value: $11.4 million on July 1, 2010, $0.1 million on June 15, 2010 and $4.9 million on June 10, 2010. As of July 2, 2010, we reversed our temporary impairment of $2.3 million and recorded an after-tax increase to other comprehensive income of $1.4 million to reverse the impairment of the ARS.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months and nine months ended July 2, 2010, we repurchased 126,965 and 297,087 shares of our common stock, respectively, at a total cost of approximately $1.5 million and $3.5 million, respectively. During the three months and nine months ended July 3, 2009, we repurchased 766,305 and 2,259,888 shares of our common stock, respectively, at a total cost of approximately $7.7 million and $21.0 million, respectively. These shares were retired, and the purchase price for the shares was charged to retained earnings.

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

There were no transfers of securities between level 1 and level 2 during the current period.

The following sections describe the valuation methodologies we use to measure different financial assets at fair value.

•

Commercial Paper; U.S. Government and Agency Securities—Because of the readily available markets for these instruments, we use quoted prices and other relevant information generated by market transactions involving identical or comparable assets provided by our investment broker/advisor, as well as our independent research, to establish fair values.

•

Municipal Securities—Since these securities are not as liquid, with the assistance of our investment broker/advisor, we determined the fair values using valuation models that include assumptions about interest rates, yield curves, credit risks, and default rates.

•

Corporate Securities—Because of the readily available markets for these instruments, we use quoted prices and other relevant information generated by market transactions involving identical or comparable assets provided by our investment broker/advisor, as well as our independent research, to establish fair values.

•

Auction Rate Securities—Given the complexity of our investments in ARS, we engaged an independent advisor to assist in determining the fair value of our investments. We, with the assistance of our advisor, estimated the fair value of the ARS based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates consistent with current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. Under the terms of our repurchase agreement with UBS, we sold the remainder of our ARS at their stated value: $11.4 million on July 1, 2010, $0.1 million on June 15, 2010 and $4.9 million on June 10, 2010.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at July 2, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 2, 2010:
Commercial Paper	$5,000	$—	$—
U.S. Government and Agency Securities	$16,893	—	—
Municipal Securities	—	175	—
Corporate Securities	1,017	—	—
Auction Rate Securities	—	—	—

	$22,910	$175	$—

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 2, 2009:
Commercial Paper	$—	$—	$—
U.S. Government and Agency Securities	—	—	—
Municipal Securities	—	13,884	—
Corporate Securities	1,013	—	—
Auction Rate Securities	—	—	14,600

	$1,013	$13,884	$14,600

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents the changes in Level 3 assets measured on a recurring basis for the nine months ended July 2, 2010. All of our Level 3 assets consisted of ARS, with changes in fair value included in other comprehensive income (loss).

Auction Rate Securities
Balance, beginning of period	$14,600
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	2,400
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	(17,000)
Settlements	—

Balance, end of period	$—

Change in unrealized gains relating to assets still held at July 2, 2010	$—

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the nine months ended July 2, 2010.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued amended guidance (included in ASC 855) for subsequent events, which was effective for us in February 2010. In accordance with the revised guidance, an SEC filer no longer will be required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of this revised guidance did not have a material impact on our consolidated financial statements.

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

In October 2008, the FASB issued standards (included in ASC 820) that provide a common definition of fair value and establish a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. These standards do not require new fair value measurements, but apply to other standards that require fair value measurement; expanded disclosures are also required. In February 2008, the FASB delayed the effective date of these standards to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the standards for nonfinancial assets and nonfinancial liabilities on October 3, 2009, with no material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

NOTE 12—DEFERRED FACILITIES RENT AND OTHER

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	July 2, 2010	October 2, 2009
Deferred rent	$794	$1,079
Sublease loss accruals	550	74

	$1,344	$1,153

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Deferred Facilities Rent and Other

	July 2, 2010	October 2, 2009
Deferred rent	$4,448	$3,896
Sublease loss accruals	969	339
Other minimum lease payments	545	521

	$5,962	$4,756

NOTE 13—SUBSEQUENT EVENTS

We have evaluated all events and transactions that occurred after July 2, 2010. Based on this evaluation, we identified two subsequent events requiring recognition in the financial statements.

After the end of our third quarter, and through August 6, 2010, we repurchased an additional 54,918 shares of our common stock at a total cost of approximately $0.6 million.

On August 9, 2010, our Board of Directors declared a special dividend of $2.20 per share (approximately $30.0 million) to be paid on September 10, 2010, to stockholders of record as of August 20, 2010.

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

We are a professional development and training company, not a college. Our mission is to improve work-related knowledge and job skills of employees so that their employers will be more competitive. We market and sell our services exclusively to corporations, government agencies and other organizations who contract with us to train their employees. We do not sell to individual consumers. We invoice and are paid directly by our organizational clients – we are not paid by the individual participants in our courses. Neither our individual course participants nor their employers use student loans to pay for our services. Accordingly, Government regulations regarding post-secondary academic institutions and student loans do not affect our business; neither are we subject to the various business risks associated with such loans.

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

Our instructors are practicing professionals who teach the same IT and management skills they apply in the remainder of their other professional activities. On average, each expert instructor teaches about 10 courses per year on an “as needed” basis. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so the majority of course delivery costs are variable. In addition to the delivery of our courses in our state-of-the-art education centers, our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at hotels, conference facilities and customer sites worldwide.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

KEY METRICS OF OUR THIRD QUARTER OF FISCAL YEAR 2010

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations,

For the three months ended July 2, 2010:

•

Revenues increased to $32.8 million from $32.3 million, an increase of 1.6% from the same quarter of fiscal year 2009. This is our first year-on-year quarterly revenue increase since the fourth quarter of fiscal 2008.

•	Our gross profit declined to 52.1% of revenues from 55.3% of revenues for the same quarter of fiscal year 2009.

•

Operating expenses increased by $1.1 million compared to the same quarter of our prior fiscal year. Operating expenses were 48.1% of revenues compared to 45.4% of revenues for the same quarter of fiscal year 2009.

•	Income from operations was $1.3 million compared to $3.2 million in the same quarter of fiscal year 2009.

•	Net income was $2.1 million in our third quarters of fiscal years 2010 and 2009.

•	We repurchased 126,965 shares of our common stock during the quarter for a total purchase price of approximately $1.5 million.

•	The sum of cash and cash equivalents and current available for sale securities decreased $6.3 million to $67.5 million at July 2, 2010 compared with October 2, 2009.

•	Net working capital (current assets minus current liabilities) increased by $5.3 million and was $41.6 million at July 2, 2010 compared with $36.3 million at October 2, 2009.

For the nine months ended July 2, 2010:

•	Revenues decreased to $93.6 million from $100.8 million, a decline of 7.1% from the same period of fiscal year 2009.

•	Our gross profit declined to 53.6% of revenues from 55.2% of revenues for the same period of fiscal year 2009.

•

We reduced operating expenses by $5.1 million compared to the same period of our prior fiscal year. Operating expenses were 50.4% of revenues compared to 51.8% of revenues for the same period of fiscal year 2009.

•	Income from operations was $3.0 million compared to income from operations of $3.4 million in the same period of fiscal year 2009.

•	Net income was $3.2 million compared to net income of $2.6 million in the same period of fiscal year 2009.

•	We repurchased 297,087 shares of our common stock during the period for a total purchase price of approximately $3.4 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended		Nine months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.9%	44.7%	46.4%	44.8%

Gross profit	52.1%	55.3%	53.6%	55.2%
Operating expenses:
Course development	5.4%	5.0%	5.7%	5.8%
Sales and marketing	23.7%	21.7%	23.8%	24.7%
General and administrative	19.0%	18.7%	20.9%	21.3%

Total operating expenses	48.1%	45.4%	50.4%	51.8%

Income from operations	4.0%	9.9%	3.2%	3.4%
Other income (expense), net	0.7%	0.9%	0.6%	1.0%

Income before taxes	4.7%	10.8%	3.8%	4.4%
Income tax provision (benefit)	-1.6%	4.2%	0.4%	1.8%

Net income	6.3%	6.6%	3.4%	2.6%

THREE AND NINE MONTHS ENDED JULY 2, 2010 COMPARED WITH THE THREE AND NINE MONTHS ENDED JULY 3, 2009

Revenues. Revenues for our third quarter of fiscal year 2010 increased by 1.6% compared to the same quarter in fiscal year 2009. The increase in revenues was primarily due to 9.3% more attendee-days of training and to the effect of changes in foreign exchange rates, which caused revenues to increase by 2.1%. These increases were largely offset by a significant increase in the relative proportion of participants in onsite courses, which have a lower average revenue per participant than public courses, and by a decline in the average price charged for onsite courses.

During our third quarter of fiscal year 2010, we trained 21,124 course participants, a 10.5% increase from the 19,117 course participants we trained in our third quarter of fiscal year 2009. Average days per event decreased to 3.4 days per event in our third quarter of fiscal year 2010, a decrease of 1.3% from our third quarter of fiscal year 2009.

During our third quarter of fiscal year 2010, we provided 71,661 attendee-days of training compared to 65,560 attendee-days in the same quarter in fiscal year 2009. In our management courses during our third quarter of fiscal year 2010, we provided 32,786 attendee-days of training, a 44.8% increase from the 22,650 attendee-days in the corresponding period in fiscal year 2009. This increase was largely driven by the rapid ramp-up in participants in our FAC-P/PM training for the VA. In our IT courses during our third quarter of fiscal year 2010, we provided 38,875 attendee-days of training, a 9.4% decrease from the 42,910 attendee-days in the corresponding period in fiscal year 2009. During our third quarter we received our 5,000th enrollment for online participation in our live classroom courses through Learning Tree AnyWare™, our patent-pending, online learning platform.

During the nine months ended July 2, 2010, average revenue per participant was 1.9% lower than in the same quarter of fiscal year 2009, primarily because of a decline in the average price charged for onsite courses and a slight reduction in average number of attendee-days per participant compared to the same period of last year (shorter courses are generally priced lower than their longer counterparts). This was partially offset by the 2.1% positive effect of changes in foreign exchange rates. Revenues for the nine months ended July 2, 2010 decreased 7.1% compared to the same period in fiscal year 2009. The decrease in revenues was primarily due to 8.0% fewer attendee-days of training and an increase in the relative proportion of participants in onsite courses, which have a lower average revenue per participant than public courses, which was partially offset by changes in foreign exchange rates, which caused revenues to increase by 2.7%.

During the nine months ended July 2, 2010, we provided 190,049 attendee-days of training compared to 206,648 attendee-days in the same period in fiscal year 2009. In our management courses during the nine months ended July 2, 2010, we provided 77,254 attendee-days of training, a 6.4% increase over the 72,591 attendee-days in the corresponding period in fiscal year 2009. In our IT courses during the nine months ended July 2, 2010, we provided 112,795 attendee-days of training, a 15.9% decrease from the 134,057 attendee-days in the corresponding period in fiscal year 2009.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our third quarter of fiscal year 2010, we presented 1,641 events, a 6.6% increase from 1,540 events during the same period in fiscal year 2009. Our cost of revenues for our third quarter of fiscal year 2010 was $15.7 million compared to $14.4 million in the same period in fiscal year 2009. As a result, our gross profit percentage for our third quarter of fiscal year 2010 was 52.1% compared to 55.3% in the same quarter of the prior fiscal year. Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

During the first nine months of fiscal year 2010, we presented 4,342 events, a 6.7% decrease from 4,656 events during the same period in fiscal year 2009. Our cost of revenues for the first nine months of fiscal year 2010 was $43.4 million compared to $45.2 million in the same period in fiscal year 2009. As a result, our gross profit percentage for the first nine months of fiscal year 2010 was 53.6% compared to 55.2% in the same period of the prior fiscal year. The increase in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2010 reflected a 2.1% increase in average cost per event as well as a decrease of 5.2% in average revenue per event. Costs associated with the development, growth and operation of our AnyWare course offerings, including those related to equipment and infrastructure, technical and support personnel, and instructor training increased our average cost per event by approximately 1.9%. We expect these costs to continue to influence our future costs of revenues. Start-up costs associated with our VA contract, including instructor recruitment and training and curriculum revision and development also increased our average cost per event. We expect these costs to abate by the end of our fourth quarter of this fiscal year.

Cost of revenues as a percentage of revenues increased 1.6% in the first nine months of fiscal year 2010 because revenues declined 7.1% and cost of revenues declined only 3.8%. We held 314, or 6.7%, fewer events in the first nine months of fiscal year 2010 than in the same period of fiscal year 2009. While we reduced the variable costs of revenues, such as instructor costs and course materials, by a greater percentage than that for the decrease in the number of events, we could not reduce the costs of long-term obligations, such as the lease costs for our education centers, as quickly. Start-up costs associated with our recently announced contract with the VA and, to a lesser extent, costs associated with the continued expansion of our AnyWare course offerings also partially offset the other decreases in cost of revenues.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During our third quarter of fiscal year 2010, course development expenses were 5.4% of revenues compared to 5.0% in the same quarter of fiscal year 2009. Overall spending on course development in our third quarter of fiscal year 2010 was $1.8 million, which was $0.1 million more than in the same quarter of our prior fiscal year. The increase comprised payroll and benefits expense as well as increases for subject matter experts.

During the first nine months of fiscal year 2010 course development expenses were 5.7% of revenues compared to 5.8% in the same period of fiscal year 2009. Overall spending on course development in the first nine months of fiscal year 2010 was $5.4 million, a 7.9% decrease from the $5.8 million spent on course development in the first nine months of fiscal year 2009. The decrease in expense reflected the development of fewer courses as well as cost savings in the development process of $0.3 million and reductions in royalties to course authors of $0.3 million, partially offset by consulting expenses of $0.1 million on the development of AnyWare.

In our third quarter of fiscal year 2010, we introduced three new IT course titles and two new management course titles and retired two management course titles and four IT course titles. As a result, our library of instructor-led courses numbered 213 titles at the end of our third quarter of fiscal year 2010 compared with 211 titles at the end of the same quarter of fiscal year 2009. At the end of our third quarter of this fiscal year, we had 75 management titles in our course library compared with 70 titles at the end of the same quarter of fiscal year 2009. Our library of IT titles numbered 138 at the end of our third quarter of fiscal year 2010 compared to 141 at the end of the same quarter of fiscal year 2009. During this period, we continued to improve our Learning Tree AnyWare™ live e-learning delivery platform, adding additional features and functionality.

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

Sales and marketing expense in our third quarter of fiscal year 2010 was 23.7% of revenues compared with 21.7% for the same quarter in fiscal year 2009. Sales and marketing expense was $7.8 million in our third quarter of fiscal year 2010 compared to $7.0 million during our third quarter of fiscal year 2009. During our third quarter of this fiscal year, increases in sales and marketing expenses included: additional catalog production and advertising expense, professional services fees, and sales commissions. Changes in foreign exchange rates included in these figures caused total sales and marketing expenses to increase by 2.5% for our third quarter of fiscal year 2010 compared to the same quarter of the prior fiscal year.

Sales and marketing expense in the first nine months of fiscal year 2010 was 23.8% of revenues, compared with 24.7% for the same period in fiscal year 2009. Sales and marketing expense was $22.3 million in the first nine months of fiscal year 2010, compared to $25.0 million during the first nine months of fiscal year 2009. During the first nine months of this fiscal year, we reduced the number of catalogs produced and mailed, lowering our expense by $2.0 million. Reductions of personnel and related benefits accounted for an additional reduction of $1.3 million. These decreases were offset by an increase in initial sales support for our VA contract of $0.3 million, sales recruiting fees of $0.2 million and increases of $0.1 million in consulting fees for AnyWare. Changes in foreign exchange rates included in these figures caused total sales and marketing expenses to increase by 2.2% for the first nine months of fiscal year 2010 compared to the same period of the prior fiscal year.

General and Administrative Expenses. General and Administrative expense during our third quarter of fiscal year 2010 was $6.2 million, an increase of $0.2 million compared to $6.0 million in our third quarter of fiscal year 2009. This increase related primarily to $0.2 million in facilities maintenance expense and $0.1 million in payroll and benefits expense. Additionally, our third quarter of fiscal year 2009 included $0.1 million of restructuring costs incurred as a result of staff reductions in April 2009.

Changes in foreign exchange rates included in these figures caused total general and administrative expenses to increase by 1.7% for our third quarter of fiscal year 2010 compared to the same quarter of the prior fiscal year.

General and Administrative expense during the first nine months of fiscal year 2010 was $19.5 million, a decrease of $1.9 million compared to $21.4 million in the same period of fiscal year 2009. This decrease related primarily to $0.6 million in payroll and benefits and $0.4 million in professional services (primarily auditing fees). Additionally, the nine months ended July 2, 2010 and July 3, 2009 included significant items not associated with current operations:

•

The nine months ended July 2, 2010 included a charge of $1.1 million for an expected period of vacancy due to the exercise of an option to terminate by one of our London education center sub tenants, expected to be effective October 7, 2010,

•	The nine months ended July 3, 2009 included $1.3 million of restructuring costs incurred as a result of staff reductions in November 2008 and April 2009, and

•

The nine months ended July 3, 2009 included $0.7 million of costs associated with exploring a potential sale of the company, including non-contingent transaction contribution bonuses for certain employees, principally in our finance and accounting department, as well as legal fees and special committee fees.

Changes in foreign exchange rates included in these figures caused total general and administrative expenses to increase by 1.7% for the first nine months of fiscal year 2010 compared to the same period of the prior fiscal year.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our third quarter of fiscal year 2010, other income, net totaled $0.2 million compared to $0.3 million in the same period of fiscal year 2009. The net decrease was primarily due to a reduction in interest income of $0.1 million due to lower interest rates and lower cash balances.

During the first nine months of fiscal year 2010, other income, net totaled $0.6 million compared to $1.0 million in the same period of fiscal year 2009. The net decrease was primarily due to a reduction in interest income of $0.7 million due to lower interest rates and lower cash balances.

Income Taxes. Our income tax provision in our third quarter of fiscal year 2010 was a benefit of $0.5 million compared to an expense of $1.4 million in our third quarter of fiscal year 2009. In our third quarter of fiscal 2010 we recorded a tax benefit of $0.5 million as a result of the recognition of tax benefits for uncertain tax positions due to the expiration of the statute of limitations. Our income tax provision for the first nine months of fiscal year 2010 reflected a 10.9% effective tax rate, compared with our income tax provision for the first nine months of fiscal year 2009, which reflected a 40.8% effective rate. The effective rate for the first nine months of fiscal year 2010 was much lower than the rate for fiscal year 2009 primarily because of the recognition of tax benefits for uncertain tax positions.

Net Income (Loss). Our net income for our third quarter of fiscal year 2010 was $2.1 million compared to net income of $2.1 million for our third quarter of fiscal year 2009.

Our net income for the first nine months of fiscal year 2010 was $3.2 million compared to net income of $2.6 million for the first nine months of fiscal year 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at July 2, 2010 include cash and cash equivalents and available for sale securities on hand of $67.5 million.

At July 2, 2010 our net working capital (current assets minus current liabilities) was $41.6 million, a $5.3 million increase from our working capital balance at October 2, 2009. The change was primarily due to a $9.3 million decrease in current liabilities resulting from the decrease in other accrued liabilities associated with the payment of a contract dispute with the U.S. Government lower deferred revenues and lower trade accounts payable. This was partially offset by a $4.0 million decrease in current assets due primarily to lower available for sale securities.

Cash Flows. Our cash and cash equivalents increased $0.1 million to $44.4 million at July 2, 2010 from $44.3 million at October 2, 2009 (dollars in thousands in the table below).

	Nine months ended		Net Change
	July 2, 2010	July 3, 2009
Cash (used in) provided by operating activities	$(2,225)	$4,934	$(7,159)
Cash provided by investing activities	6,443	1,733	4,710
Cash used in financing activities	(3,100)	(21,003)	17,903
Effects of exchange rate changes on cash and cash equivalents	(989)	(1,738)	749

Net increase (decrease) in cash and cash equivalents	$129	$(16,074)	$16,203

Cash used in operating activities increased by $7.2 million in the first nine months of fiscal year 2010 to $2.2 million over the same period in fiscal year 2009. Cash provided by investing activities increased by $4.7 million in the first nine months of fiscal year 2010 due to an increase of $5.5 million in net sales of available for sale securities and a decrease of $0.8 million in the purchases of equipment and other capital assets. Cash used in financing activities decreased by $17.9 million in the first nine months of fiscal year 2010 due to repurchases of fewer shares of our common stock. Changes in exchange rates had a $1.0 million negative effect on cash and cash equivalents during the nine months ending July 2, 2010.

Liquidity. During the first nine months of fiscal year 2010, the total of our cash and cash equivalents and available for sale securities decreased by $6.3 million to $67.5 million at July 2, 2010 from $73.8 million at October 2, 2009. This decrease included the effects of $3.5 million of stock repurchases, $2.0 million of capital expenditures and $2.2 million in cash used by operating activities partially offset by $0.4 million of proceeds of stock options exercised. Cash used by operating activities includes the $4.5 million payment for the settlement of a contract dispute with the U.S. Government. Changes in exchange rates caused our reported cash balances to decrease by $1.0 million.

At October 2, 2009 we had $17.0 million in face value of Auction Rate Securities (“ARS”). Under the terms of our repurchase agreement with UBS, we sold the remainder of our $16.4 million of ARS at their stated value: $11.4 million on July 1, 2010, $0.1 million on June 15, 2010 and $4.9 million on June 10, 2010. The $73.8 million of cash and available for sale securities reported at October 2, 2009, was reduced by $2.4 million for the temporary impairment of these auction rate securities. Because the auction rate securities were repurchased at their face value the temporary impairment was removed causing the amount of cash and available for sale securities reported at July 2, 2010 to increase by $2.4 million.

As of July 2, 2010, we had no outstanding debt or line of credit agreements. We expect to open a line of credit before the end of the fourth quarter of fiscal year 2010. However, we anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds and the line of credit will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the nine months ended July 2, 2010, we made capital expenditures of $2.0 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $1.4 million in equipment and other capital assets during the remainder of fiscal year 2010. Our contractual obligations as of July 2, 2010 were consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2009 10-K.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 9 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions under which we are required to return the leased facility back to a specified condition at the expiration of the lease.

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

FUTURE OUTLOOK

As we have for the past 36 years, we continue to emphasize excellence in educating and training managers and IT professionals from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that Learning Tree’s proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

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

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars, and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of August 6, 2010 remain constant for the remainder of our fourth quarter we would expect to report an unfavorable effect of approximately 1.0% due to changes in foreign exchange rates in our fourth quarter of fiscal year 2010, which would have the effect of decreasing both our revenues and our expenses compared to our fourth quarter of fiscal year 2009.

Fourth Quarter Revenues. We expect revenues in our fourth quarter of fiscal year 2010 to be between $32.0 million and $34.0 million, compared to $31.8 million in the same quarter of fiscal year 2009.

Fourth Quarter Gross Profit. We expect our gross profit percentage in our fourth quarter of fiscal year 2010 to be between 53.3% and 54.8% compared to 55.7% in our fourth quarter of fiscal year 2009.

Fourth Quarter Operating Expenses. We expect overall operating expenses for our fourth quarter of fiscal year 2010 to be between $15.5 million and $16.5 million compared to $19.1 million in our fourth quarter of fiscal year 2009, which included a $4.2 million expense accrual related to a contract dispute with the U.S. Government. We expect sales and marketing expenditures to increase in our fourth quarter of fiscal year 2010.

Fourth Quarter Income from Operations. As a result of the above factors, we expect income from operations for our fourth quarter of fiscal year 2010 to be between $1.0 million and $2.5 million compared with loss from operations of $1.4 million in the fourth quarter of fiscal year 2009.

Fourth Quarter Interest Income. We expect interest income in our fourth quarter of fiscal year 2010 to be approximately $0.1 million.

Fourth Quarter Pre-Tax Income. As a result of the above factors, we expect pre-tax earnings for our fourth quarter of fiscal year 2010 to be between $1.1 million and $2.6 million compared with a pre-tax loss of $1.4 million in our fourth quarter of fiscal year 2009.

Effective Tax Rate. We estimate that our effective tax rate in our fourth quarter of fiscal year 2010 will be approximately 48.6%. The high rate is the result of permanent differences.

Full Fiscal Year 2010. For our full fiscal year 2010, we expect revenues to be between $125.6 million and $127.6 million compared with $132.6 million for fiscal year 2009, and we expect pre-tax income to be between $4.7 million and $6.2 million compared with $3.0 million for fiscal year 2009.

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

As of July 2, 2010, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2009 10-K. Please refer to that section of our 2009 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the repurchases by us of our common stock during the fiscal quarter ended July 2, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 3, 2010—April 30, 2010	—	$—
May 1, 2010—May 31, 2010	—	$—
June 1, 2010—July 2, 2010	126,965	$11.56

Total	126,965	$11.56

(1)	All of these shares were repurchased other than through a publicly announced plan or program, in open-market transactions, pursuant to an authorization from our board of directors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2010	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

By:	/s/ CHARLES R. WALDRON
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)