Form 10-K
period 2010-10-01
LEARNING TREE INTERNATIONAL INC
filed 2010-12-09
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27248

LEARNING TREE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1805 Library Street Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

(703) 709-9119

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of April 2, 2010 was $68,670,038. (Excludes 7,633,506 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of December 2, 2010, was 13,526,920.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

Learning Tree International, Inc. is a leading worldwide vendor-independent provider to business and government organizations for the training and education of their managers and information technology (“IT”) professionals. Since our founding in 1974, we have provided high-quality training to over 2 million managers and IT professionals. In fiscal year 2010, we trained 76,176 course participants from more than 8,200 organizations worldwide, including large national and multinational companies, government organizations, and small and medium-size companies.

As of October 1, 2010, we offered a broad proprietary library of intensive instructor-led courses from one to five days in length, consisting of 214 different course titles representing 4,824 hours of training, including 137 IT course titles and 77 management course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and generate approximately half of our revenues internationally. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2010, we presented courses in 54 countries. In fiscal year 2009 we implemented our proprietary e-Learning platform, Learning Tree AnyWare™, which allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. During fiscal year 2010, we achieved strong acceptance of Learning Tree AnyWare with more than 4,000 remote participants attending AnyWare course sessions.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately relevant to course participants working in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses for delivery at our customers’ sites.

Business Strategy

Our long-term objective is to sustain and grow our position as a leading worldwide vendor-independent provider of training and education to managers and IT professionals and become the provider of choice for large national and multinational companies, small and medium-size companies and government organizations. To that end, we focus on providing our customers’ employees with the knowledge and skills they need to contribute to their employers’ key business objectives and developing and maintaining long-term relationships with our customers and course participants.

Commitment to Quality Training. For the past 36 years, we have set the highest standards of excellence in educating and training managers and IT professionals throughout the world. We believe these standards have driven our long-term success. Our course participants have consistently rated Learning Tree instructors and courses at the top end of the scale. These ratings reflect our ongoing commitment to quality and innovations in instructional delivery, including our patented MagnaLearn™ instructional enhancement system and Reality-Plus™ management training methodology, as well as, the latest up-to-date hands-on course equipment, ongoing revision and updating of our course materials, and the ongoing training and coaching of our already superb instructors. Our AnyWare e-Learning platform extends the full range of Learning Tree features and standards to our online participants, so that they enjoy the same results as our in-class participants.

High Quality Instructor Team. At October 1, 2010, we had 625 course instructors located around the world who are practicing professionals with expert subject knowledge and who average nearly 26 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 9 course events per year on an “as-needed” basis. During the rest of the year they work for other companies either as full-time employees or independent technical or management consultants. This “on-demand” structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to our customers’ needs for management and IT skills training. In addition, because Learning Tree instructors generally spend the majority of their time working in industry settings, they provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments, and provide us with unique access to a large pool of industry experts on management and IT trends throughout the world that is especially valuable in our decisions and development process for new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a highly systemized program in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal, as evidenced by our annual instructor retention rate, which is approximately 90%.

Broad Proprietary Course Library. We offer a broad, proprietary course library, which at October 1, 2010 totaled 214 instructor-led one- to five-day course titles comprising a total of 4,824 hours of classroom instruction covering a wide range of management and IT topics. Based on their sophistication and quality, all Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute (PMI).

The following table itemizes the number of Learning Tree course titles by curriculum at October 1, 2010:

Curriculum	Number of Course Titles	Total Hours of Training
Windows Systems and Exchange	18	456
SQL Server	16	372
Visual Studio and .NET Development	15	360
Networking, Cisco Networks and PC Support	14	354
Project Management	16	342
Business Analysis	17	336
ITIL Certification	12	288
Web Development and XML	13	282
Software Engineering	12	276
RDBMS, and Oracle Databases	10	270
Java, C++ and Perl Programming	11	264
Communication and Time Management	15	252
Security	9	228
Management and Leadership	10	198
SharePoint	8	180
UNIX and Linux	7	162
Microsoft Office	4	90
Disney Institute Courses	4	60
Apple Macintosh Systems and Support	2	36
Cloud Computing	1	18

Total	214	4,824

As a leading vendor-independent provider of IT training, we design our courses to provide participants an unbiased perspective of both the strengths and limitations of software and hardware products and an understanding of how to compare and integrate multiple platforms and technologies from various vendors. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive; most involve “hands-on” training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises and participating in group workshops and class interactions. As a result, they return to their jobs with the confidence to immediately apply the new skills and knowledge they’ve gained. Participants receive extensive printed course materials that facilitate learning and serve as a post-course reference tool.

Our management courses, while including core concepts and theory, focus heavily on providing practical skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises that provide the opportunity for them to practice applying the key concepts in real-world situations. These real-world scenarios are primarily delivered through RealityPlus™, our proprietary performance-based management training platform. RealityPlus™ courses bring the real world to life in the classroom through the use of computer-based and rich-media simulations, supplemented with substantial amounts of hands-on exercises and group activities, facilitated by experts in their respective fields. RealityPlus™ prepares participants to apply the skills and knowledge they learn in our simulated projects to the real-life management tasks they will perform in the workplace.

As of October 1, 2010, we offered 137 titles in our IT curriculum, representing 64.0% of our entire course library, compared to 143 titles, or 65.3% of our entire course library, at the end of fiscal year 2009. As of October 1, 2010, we offered 77 titles in our management curriculum, representing 36.0% of our entire course library, compared to 76 titles, or 34.7% of our entire course library, at the end of fiscal year 2009. Our spending on course development was $7.3 million in fiscal year 2010, $7.4 million in fiscal year 2009 and $9.7 million in fiscal year 2008.

To assist participants in their long-term professional development, we offer 23 Learning Tree Professional Certification programs, in which participants earn their certification by successfully completing four Learning Tree courses in a particular field, and demonstrating mastery by passing the examination for each course. Each Professional Certification Program is designed to teach all of the skills necessary to master a specific job function.

Over our 36-year history, we have developed and implemented a well-defined, systematic approach to rapidly develop, customize and update courses in the Learning Tree library and to translate our course content into multiple languages. Courses are organized into curricula that reflect general topics or disciplines. We continuously update and expand our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of our customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2010, we developed 23 new course titles and retired 28 titles. We may or may not develop more titles than we retire in any period, and there can be no assurance that we will develop courses that keep pace with the introduction of new hardware, software and networking technologies or the need for key business skills training. We expect course development costs to vary in the future, primarily depending on the number of new titles we introduce in any period, as well as the overall size of the total course library we must maintain.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world, and by making approximately three-quarter of our course titles available online through Learning Tree AnyWare™. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses on demand at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 625 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver any Learning Tree course to any location in the world.

In fiscal year 2010, we presented 5,907 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 54 countries. We currently operate wholly-owned subsidiaries in the United States (since 1974), France (since 1977), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. As in most years, in fiscal year 2010, our international operations produced approximately half of our revenues. See Note 9 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. See Item 1A, “Risk Factors” for a description of the risks associated with our international operations.

On an on-going basis, we evaluate the advisability of expansion or contraction of our operations both within cities and countries with existing Learning Tree Education Centers and in new cities or countries.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, small and medium-sized companies and government organizations throughout the world, and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Our customers operate in a wide range of sectors, including finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Every one of our 100 largest clients five years ago in fiscal year 2005 was still one of our clients five years later in fiscal year 2010. In fiscal year 2010, we provided training to 76,176 course participants, and over 167 of our corporate and government customers purchased more than $100,000 of Learning Tree training. No customer accounted for 10% or more of our revenues in fiscal years 2010, 2009 or 2008.

In fiscal year 2010, we continued our efforts to develop enterprise-wide relationships with many of our large customers. These relationships take various forms, but generally involve a modest discount to our list price in exchange for becoming a preferred supplier, which enables us to provide training services to the individual employees with lower sales and administrative costs.

Backlog. Our sales backlog at November 30, 2010 was $26.4 million. This compares to a sales backlog of $27.0 million at November 27, 2009. We reasonably expect the entire backlog to be filled within fiscal year 2011.

Multi-Tiered Sales and Marketing Organization. We employ a multi-tiered sales and marketing organization that integrates direct mail, electronic marketing, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers.

As we have since our inception, we maintain a strong brand image for providing high-quality training for managers and IT professionals through the prominent use of our trademarks in our marketing and course materials. We market our courses primarily through direct mail and electronic mail to our proprietary database of approximately 2.9 million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and we also use direct mail to reach other managers and IT professionals on rented mailing lists. We also utilize targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. In addition, we use rented e-mail address lists to augment our own database. We also market our products and services over the Internet on our website (www.learningtree.com). (Information contained on our website is not part of this Annual Report on Form 10-K.)

We have a telemarketing sales team that consisted of approximately 95 telemarketers and related support staff at October 1, 2010. Our telemarketers call customer leads generated from direct mailings, e-mail marketing, website inquiries and other sales and marketing programs. In addition, our sales team follows up on customer inquiries, and works to identify key personnel at customers with the potential to become major customers. We use our proprietary automated POSTTM techniques to identify regions of our database that are profitable to mail, email and/or call, and those that are not.

At October 1, 2010, we employed a field sales team of 67 direct field sales representatives and related support staff. Our direct sales force primarily focuses on selling training that is delivered on-site for our customers at their locations.

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

We believe that many competitive third-party training providers—whether in management or IT—are smaller organizations that often provide training as one of several services or product lines. We differentiate ourselves from these providers based on our experience over more than three decades, the breadth and quality of our proprietary course library, our worldwide delivery capability, and the size, quality and experience of our instructor force.

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

Our customers are widely diversified across industries and geographies, with varying fiscal years including many whose fiscal years coincide with the United States government September 30 budget year, many who are on the calendar year, and many whose fiscal years coincide with the UK and Canadian governments’ March 31 budget year. We also see seasonal variations in our business as a result of other factors, including summer vacations, especially in Europe. For a discussion of the seasonal effects on our business, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

E-Learning and Blended Learning. Management and IT training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Based upon extensive research and use of pilot programs as well as our experience, we believe that instructor-led training will continue to fill the largest portion of the market because it provides the greatest focus and ability for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem solving with their instructor and fellow participants, and the opportunity to get expert advice on the application of the course material to their own projects. Furthermore, instructor-led classroom training insulates course participants from workplace interruptions and accelerates their learning of new technologies. However, the use of technology-based IT training formats, such as Internet-based e-learning, appears to have gained some acceptance in the IT and management training and education market.

We have continued to investigate alternate, technology-based training formats and how they might effectively be integrated into our training programs. In fiscal year 2009, we developed Learning Tree AnyWare™, our proprietary e-learning platform that integrates participants in remote locations into live class events in another location. Remote attendees use an ordinary Internet connection to connect to our patent-pending classroom interface. Once logged in, remote AnyWare class participants see and hear their classroom-based instructor and classmates in real time, and view the instructor’s annotations on the two in-class MagnaLearn™ projection screens in real-time. They are able to participate in discussions, ask questions, work in breakout sessions, and complete the same hands-on exercises as their in-class counterparts. They gain the full benefit of our proprietary courseware, and achieve the same level of knowledge and skill transfer as in-class participants. Through AnyWare, we effectively apply technology to leverage the strengths of our classroom offerings. In fiscal year 2010, more than 4,000 remote participants have attended our courses using Learning Tree AnyWare.

Employees

Our executive officers have extensive experience in the training and education industry with an average of over 16 years of experience with us and nearly 20 years of relevant industry experience.

On October 1, 2010, we had a total of 468 full-time equivalent employees, of whom 187 were employed outside the United States. We also utilized the services of 625 expert instructors to teach our courses on an “as-needed” basis. We consider our relations with our employees and our instructors to be good.

Intellectual Property Rights

Our course development process and course titles are proprietary, and we rely on a combination of copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect those proprietary rights.

“LEARNING TREE”, “LEARNING TREE INTERNATIONAL”, the Learning Tree “Tree Design” logo, “LEARNING TREE INTERNATIONAL” and Design, “LEARNING TREE PROFESSIONAL CERTIFICATION” and Design, “LEARNING TREE ANYWARE BE THERE WITH ANYWARE” and Design, “LEARNING TREE ANYWARE”, “LEARNING TREE ANYWARE ENTERPRISE”, “LEARNING TREE ANYWARE ENTERPRISE” and Design, and “LEARNING TREE ANYWARE YOUR EXPERTISE DELIVERED ANYWHERE!” and Design, “EDUCATION IS OUR BUSINESS”, “EDUCATION YOU CAN TRUST”, “WE BRING EDUCATION TO LIFE”, “PRODUCTIVITY THROUGH EDUCATION”, “REALITYPLUS” Design, “REALITYPLUS MANAGEMENT EDUCATION FOR THE REAL WORLD”, “TRAINING PASSPORT”, “TRAINING ADVANTAGE”, “ALUMNI GOLD”, “TRAINING YOU CAN TRUST”, “WE BRING LEARNING TO LIFE”, “WWW.LEARNINGTREE.COM”, “MAGNALEARN”, “VENDOR INDEPENDENT TRAINING YOU CAN TRUST”, “LEARNING TREE UNIVERSITY CONSORTIUM” and Design, “ON-SITE COURSES” and Design, “800-LRN-TREE”, and “800-THE-TREE” are among our trademarks and service marks. In addition to our trademarks and service marks, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

We own the copyright to all course materials we develop. Our copyrighted course materials are a significant differentiator of our services from those of our competitors.

Our MagnaLearn™ Instructional Enhancement System is covered by various United States and international patents. The MagnaLearn system gives Learning Tree instructors greater flexibility to customize and pace course presentations by allowing them to annotate, highlight and manipulate course materials on two independent projection screens, in real time. The system also provides automated feedback to our course development resources, allowing constant improvement of courses and the ability to consistently update courses immediately on a world-wide basis.

We have applied for patent protection related to our recently introduced Learning Tree AnyWare™ e-Learning platform.

Our patents, trademarks, trade secrets, copyrights, and other intellectual property rights are important assets for us. Various events outside of our control could pose a threat to our intellectual property rights, as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our courses are delivered. We cannot be certain that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar course titles or delivery methods unencumbered by our proprietary rights. If substantial unauthorized use of our products were to occur, our business and results of operations could be materially adversely impacted. We may also have to defend against claims that our current or future courses infringe on the proprietary rights of others, or have to pursue claims to protect our proprietary rights. Defending against and prosecuting these claims is costly and time consuming and could have a material adverse effect on our operating results.

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Changes in patent law, foreign or domestic, may impact our ability to obtain patent protections. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees or former employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

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

After certain corporate reorganizations, we became a Delaware corporation incorporated in 1991.

Available Information

We make available on our website (www.learningtree.com), free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission. (Information contained on our website is not part of this Annual Report on Form 10-K.) Our Annual Report on Form 10-K may also be obtained free of charge by written request to the Chief Financial Officer, Learning Tree International, Inc., 1805 Library Street, Reston, VA 20190.

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

Future Sales of Our Common Stock. Sales of our common stock by our founders, officers, directors and employees could adversely and unpredictably affect the price of shares of our common stock. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 13,526,920 shares outstanding as of December 2, 2010, as of that date we are authorized to issue up to 215,357 shares of common stock upon the exercise of outstanding options and vesting of restricted stock units, and an additional 721,888 shares of common stock remained available for issuance of equity awards under our 2007 Equity Incentive Plan. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.

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

Use of Accounting Estimates. The preparation of our financial statements in conformity with Generally Accepted Accounting Principles requires us to make estimates and assumptions in calculating our financial results. As one example, we currently offer our customers a multiple-course sales discount referred to as a Training Passport, which allows an individual passport holder to attend up to a specified number of Learning Tree courses over a one to two-year period for a fixed price. For a Training Passport, the amount of revenue we recognize for each attendance in one of our courses is based upon the selling price of the Training Passport, the list price of the course taken, the average list price of all courses taken, and our estimate of the average number of courses a Passport holder will actually attend. After expiration of a Training Passport, we record the difference, if any, between the revenue previously recognized and the Training Passport selling price. For example, if a Passport holder attends more courses than we had estimated, we would make a negative adjustment to revenues at the expiration of that Passport. We base our estimate of the average number of course events that a Training Passport holder will attend on historical trends. However, these historical trends may not accurately predict the actual number of course events that a Training Passport holder will attend in the future. If average Training Passport attendance rates were to increase, for example, we would have to make negative adjustments to our revenue, which could be significant. For a summary of some of our key accounting estimates, please see our “Critical Accounting Estimates and Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We may also have to defend against claims that our current or future courses infringe on the proprietary rights of others. If such a claim succeeded, we might have to change or eliminate courses and could be required to pay damages or royalties. In addition, litigation over intellectual property rights, whether brought by us or by someone else, could be time-consuming and expensive, even if we were ultimately to succeed. Accordingly, defending and prosecuting these claims could have a material adverse effect on our operating results and stock price.

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Changes in patent law, foreign or domestic, may impact our ability to obtain patent protections. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees or former employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

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

As of December 2, 2010, our executive officers and directors collectively beneficially own approximately 56.5% of our outstanding shares of common stock. As of that date, Mr. Garen, our Chairman of the Board of Directors, beneficially owned approximately 25.0% of our outstanding shares of common stock. Dr. Collins, our

Vice Chairman of the Board of Directors, beneficially owned approximately 31.0% of our outstanding shares of common stock as of December 2, 2010. Consequently, senior personnel, and Mr. Garen and Dr. Collins in particular, have significant influence over, and may control, our policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

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

Domestic and/or International Economic Downturns. A significant part of our revenues comes from Fortune 1000-level companies, their international equivalents, and government organizations. During weak economic conditions, our sales grow slower or can even diminish. If the domestic and/or international economy were to continue to weaken, the demand for our services could decline, which could have a material adverse effect on our operating results and stock price.

Industry-Specific Slowdowns. Our customers generally operate in the finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy sectors. When one or more of these industries experiences a slowdown, it can have a material adverse effect on our operating results and stock price.

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

Natural Disasters. Natural disasters can affect our business. For example, severe weather has at times prevented our course participants from traveling to our courses. In these situations, we try to transfer the course participants to later courses, but we may still lose some revenue. Similarly, both weather and floods have also disrupted the printing and transportation of the catalogs we use in our direct mail campaigns. The resulting delays in our mailings may reduce or delay the revenue we realize from courses listed in those catalogs.

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

Acts of War or Terrorism. Threats or acts of war or terrorism can adversely affect our business. The terrorist attacks in the United States on September 11, 2001, the declaration of war by the United States against terrorism, and continuing hostilities in the Middle East and elsewhere have created significant instability and uncertainty in the world. These and future events may have a material adverse effect on world financial markets, including financial markets in the United States. In addition, threats or acts of war or terrorism can cause course participants to be reluctant regarding or prevented from traveling to our course facilities, thereby resulting in lower attendance rates. Additionally, our direct mail marketing materials may be delayed or disrupted from reaching our customers; and suppliers and service providers may be unable to provide required services or materials. These impacts could happen after we have committed to all the costs of our course, so that we would be unable to quickly adjust our cost structure to reflect the changes in revenues caused by these events, which could materially and adversely affect our operating results and stock price.

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

Our headquarters are located at 1805 Library Street, Reston, VA 20190.

We own a 38,500 square foot office facility in Reston, VA, which is occupied by the sales, administrative and operations groups of our United States subsidiary. We lease all of our other offices and education center classroom facilities. The leases expire at various dates over the next 11 years. We also present our courses at rented hotel and conference facilities and customer sites. We typically provide all of the software, hardware and networking systems required for use in our courses.

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

The following table contains certain information regarding Learning Tree Education Centers and offices at October 1, 2010:

Location (Metropolitan Area)	Function(s)	Number of Classrooms	Total Area in Square Feet
Atlanta, GA	Education Center	9	16,903
Chicago, IL	Education Center	5	11,017
Los Angeles, CA	Education Center & Office	5	22,697
New York, NY	Education Center	19	41,724
Washington, DC area	Education Centers (3 sites)	37	87,958
Reston, VA	Offices (3 sites)	—	45,959	(a)
Powell, OH	Office	—	400
Kennett Square, PA	Office	—	440
Paris, France	Education Center & Office	19	36,813
London, England	Education Center	34	54,977	(b)
Leatherhead, England	Office	—	23,209	(c)
Ottawa, Canada	Education Center & Office	6	20,006
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	12	27,790
Tokyo, Japan	Education Center & Office	2	3,096

		158	410,196

(a)	Includes a 38,500 square foot office facility which we own; all other facilities are leased.
(b)	Excludes 57,023 square feet that we sublease to various subtenants. Subleases end at various dates prior to the end of our prime lease. See Note 4 of “Notes to Consolidated Financial Statements” for details on subleases. Some subtenants may opt for early termination based on their sublease agreements.
(c)	Excludes 7,000 square feet that we sublease to a single subtenant. Sublease ends co-terminus with our prime lease which ends in December 2010.

Item 3.	LEGAL PROCEEDINGS

We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 4.

RESERVED.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our Common Stock on the NASDAQ Stock Market:

	High	Low
Fiscal Year 2009
First Quarter	$12.78	$7.52
Second Quarter	10.25	6.20
Third Quarter	11.09	8.10
Fourth Quarter	11.58	9.63

Fiscal Year 2010
First Quarter	$12.52	$10.52
Second Quarter	14.85	10.97
Third Quarter	16.44	10.47
Fourth Quarter	12.63	8.41

On December 6, 2010, the number of holders of our Common Stock was 1,132, consisting of 64 record holders and 1,068 stockholders whose stock is held by a bank, broker or other nominee.

Dividends

On August 9, 2010, our Board of Directors declared a special dividend of $2.20 per share (approximately $29.9 million) which was paid on September 10, 2010, to stockholders of record as of August 20, 2010. No other dividends have been declared or paid by us during fiscal year 2010 or 2009. We have no plans to pay any other cash dividends in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on our financial condition and other factors that our Board of Directors may in the future consider to be relevant.

Sales of Unregistered Securities.

During fiscal year 2010, we did not make any unregistered sales of our securities.

Purchases of Equity Securities

The following table summarizes information regarding shares purchased during the three months ended October 1, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 3, 2010 – July 31, 2010	54,918	$11.38
August 1, 2010 – August 31, 2010	86,848	$9.06
September 1, 2010 – October 1, 2010	—	$—

Total	141,766	$9.96

All Common Stock repurchases were made in open-market transactions and not pursuant to any publicly announced plans. We may choose to make additional purchases of our Common Stock in the future, but have no commitment to do so.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	159,986	$13.66	721,888
Equity compensation plan not approved by security holders	—	—	—

Total	159,986	$13.66	721,888

For a description of the other material features of our equity compensation plan, see Note 6 of “Notes to Consolidated Financial Statements.”

COMPANY STOCK PERFORMANCE

The information contained below shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing (except to the extent that we specifically incorporate this information by reference) and shall not otherwise be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act (except to the extent that we specifically request that this information be treated as soliciting material or specifically incorporate this information by reference).

The following graph compares the cumulative total stockholder return on our Common Stock from October 1, 2005 to October 1, 2010 with the cumulative total return on the NASDAQ Stock Market Composite Index and an appropriate “peer group” index (assuming the investment of $100 in our Common Stock and in each of the indexes on October 1, 2005.)

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007	October 3, 2008	October 2, 2009	October 1, 2010
Learning Tree International, Inc.
Common Stock	$100	$62	$135	$94	$86	$96
NASDAQ Stock Exchange
Composite Index	$100	$106	$128	$100	$102	$115
Peer Group Index (1)	$100	$86	$122	$116	$144	$100
Peer Group + Learning Tree International, Inc.	$100	$86	$122	$116	$143	$100

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2010, NASDAQ, Inc. All rights reserved. Used with permission.

(1)	Peer Group index includes: Apollo Group, Inc.; Corinthian Colleges Inc.; DeVry, Inc.; and, ITT Education Services, Inc. The returns of each issuer within the Peer Group Index have been weighted according to such issuer’s respective stock market capitalization at the beginning of the period presented.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended October 3, 2008, October 2, 2009 and October 1, 2010, and the balance sheet data as of October 2, 2009 and October 1, 2010, are derived from our consolidated financial statements, which are included elsewhere herein. The statement of operations data set forth below for the years ended September 29, 2006 and September 28, 2007, and the balance sheet data as of September 29, 2006, September 28, 2007 and October 3, 2008, are derived from our audited financial statements that are not included in this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2008 ended on October 3, 2008, fiscal year 2009 ended on October 2, 2009 and fiscal year 2010 ended on October 1, 2010. Fiscal years 2006 and 2007 each consisted of 52 weeks, fiscal year 2008 consisted of 53 weeks and fiscal years 2009 and 2010 consisted of 52 weeks.

	Fiscal Year Ended (dollars in thousands, except per share data)
	September 29, 2006	September 28, 2007	October 3, 2008	October 2, 2009	October 1, 2010
SELECTED STATEMENT OF OPERATIONS DATA:
Revenues	$154,049	$167,193	$181,278	$132,559	$127,470
Cost of revenues	76,164	72,936	76,807	59,243	59,198

Gross profit	77,885	94,257	104,471	73,316	68,272

Operating expenses:
Course development	10,080	8,613	9,656	7,442	7,304
Sales and marketing	42,503	41,094	43,596	31,962	30,461
General and administrative	27,944	30,041	33,532	31,929	25,310

Total operating expenses	80,527	79,748	86,784	71,333	63,075

Income (loss) from operations	(2,642)	14,509	17,687	1,983	5,197
Other income, net	3,373	4,236	4,001	1,048	557

Income before provision for income taxes	731	18,745	21,688	3,031	5,754
Provision for income taxes	3,853	1,755	7,888	1,828	1,366

Net income (loss)	$(3,122)	$16,990	$13,800	$1,203	$4,388

Income (loss) per common share—basic	$(0.19)	$1.03	$0.84	$0.08	$0.32

Income (loss) per common share—diluted	$(0.19)	$1.03	$0.83	$0.08	$0.32

Weighted average shares outstanding—basic	16,583	16,498	16,516	15,181	13,722

Weighted average shares outstanding—diluted	16,583	16,498	16,580	15,181	13,739

In fiscal year 2008, we incurred expense on a since discontinued effort to sell our business of $1.0 million as well as $0.9 million for certain tax and financial services consulting. In fiscal year 2009, we incurred expense of $4.2 million for the settlement of a claim, $1.3 million for the restructuring of our business and $0.7 million for the since discontinued effort to sell our business. In fiscal year 2010, we incurred $1.3 million for an expected vacancy due to the exercise of an option to terminate by one of our London education center subtenants.

	As of (dollars in thousands)
	September 29, 2006	September 28, 2007	October 3, 2008	October 2, 2009	October 1, 2010
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$44,401	$49,732	$51,853	$44,313	$34,449
Available for sale securities	$27,800	$38,775	$18,909	$29,497	$4,997
Income tax receivable	$243	$4,224	$2,475	$265	$230
Total current assets	$98,715	$120,861	$101,294	$96,743	$64,765
Available for sale securities, long-term	$—	$—	$23,440	$—	$—
Total assets	$137,200	$163,976	$172,424	$136,820	$100,173
Deferred revenues	$47,678	$50,216	$47,712	$38,103	$35,745
Total current liabilities	$70,005	$76,924	$70,065	$60,430	$52,229
Total long-term liabilities	$10,261	$9,844	$15,961	$13,528	$13,172
Total stockholders’ equity	$56,934	$77,208	$86,398	$62,862	$34,772

In fiscal years 2009 and 2010 we repurchased shares of our stock for approximately $25.2 million and $4.8 million, respectively. In fiscal year 2010 we declared a special dividend of $2.20 per share which we paid (approximately $29.9 million) on September 10, 2010, to stockholders of record as of August 20, 2010.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward-looking statements, please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Report immediately prior to “Part I-Item 1”.

OVERVIEW

Nature of the Business. Learning Tree International is a leading worldwide vendor-independent provider of training and education to business and government organizations for their managers and IT professionals. Since our founding in 1974, we have provided high-quality training to over 2 million managers and IT professionals. In fiscal year 2010 we trained 76,176 course participants from more than 8,200 organizations worldwide, including large national and multinational companies, government organizations, and small and medium-size companies.

As of October 1, 2010, we offered a broad proprietary library of intensive instructor-led courses from one to five days in length, consisting of 214 different course titles representing 4,824 hours of training, including 137 IT course titles and 77 management course titles. Learning Tree courses provide both breadth and depth of education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and generate approximately half of our revenues internationally. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2010, we presented courses in 54 countries. In fiscal year 2009 we implemented our proprietary e-Learning platform, Learning Tree AnyWare™, which allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. During fiscal year 2010, we achieved strong acceptance of Learning Tree AnyWare with more than 4,000 remote participants attending AnyWare course sessions.

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

We had 625 instructors as of October 1, 2010, who are practicing professionals with expert subject knowledge, and who average nearly 26 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 9 course events per year on an “as-needed” basis. During the rest of the year they apply the skills that they teach, either as full-time employees for other companies or as independent consultants. When they are not teaching, Learning Tree instructors are using and honing their management and IT skills as either full-time employees for other companies or as independent consultants.

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

As we have for the past 36 years, we continue to emphasize excellence in educating and training managers and IT professionals from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that our proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. It is worth noting that all of our top 100 customers from five years ago in our fiscal year 2005 were still our customers five years later in fiscal year 2010. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

Our customers have continued to respond positively to our increase in the breadth and depth of our management course offerings. At October 1, 2010, we offered 77 titles in our management curriculum representing 36.0% of our entire course library, compared to 76 titles, which represented 34.7% of our course library, at the end of fiscal year 2009.

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2008 ended on October 3, 2008, our fiscal year 2009 ended on October 2, 2009, and our fiscal year 2010 ended on October 1, 2010. Our fiscal years 2010 and 2009 consisted of 52 weeks, and our fiscal year 2008 was a 53-week fiscal year.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	42.4	44.7	46.4

Gross profit	57.6	55.3	53.6
Operating expenses:
Course development	5.3	5.6	5.7
Sales and marketing	24.0	24.1	23.9
General and administrative	18.5	24.1	19.9

Total operating expenses	47.8	53.8	49.5

Income from operations	9.8	1.5	4.1
Other income, net	2.2	0.8	0.4

Income before provision for income taxes	12.0	2.3	4.5
Provision for income taxes	4.4	1.4	1.1

Net income	7.6%	0.9%	3.4%

FISCAL YEAR 2010 COMPARED WITH FISCAL YEAR 2009

Our fiscal year 2010 began October 3, 2009, and from the outset was significantly impacted by the global financial crisis and subsequent economic downturn. In fiscal year 2010, our revenues decreased by 3.8% to $127.5 million compared to $132.6 million in fiscal year 2009. Income from operations increased by 162.1% to $5.2 million in fiscal year 2010 compared to $2.0 million in fiscal year 2009. Net income for fiscal year 2010 increased by 264.8% to $4.4 million compared to $1.2 million in fiscal year 2009.

Revenues. Our fiscal year 2010 revenues decreased by 3.8% compared to fiscal year 2009. The decrease in revenues was primarily due to a 0.5% decrease in the number of participants in our courses and a 3.6% decrease in average revenue per participant. The decrease in revenue per participant was primarily the result of the fact that in fiscal year 2010 compared to fiscal year 2009, we had a higher percentage of participants at courses held at customer locations, where the average revenue per participant is lower than for courses held in our own education centers, as well as a higher percentage of participants at our management courses, which have a shorter average length than our IT courses and accordingly a lower average revenue per participant. These decreases were partially offset by a 1.8% increase due to the effect of changes in foreign exchange rates.

Revenues in the first half of fiscal year 2010 declined by 11.2% from the comparable period in fiscal year 2009; in contrast, revenues grew by 1.6% in the third quarter of fiscal year 2010 compared to the same quarter of fiscal year 2009 and, even after a 1.5% adverse effect from foreign exchange rate changes, by 6.6% in the fourth quarter of fiscal year 2010 compared to the same quarter of fiscal year 2009.

During fiscal year 2010, we provided 264,514 attendee-days of training, a decrease of 2% from the 269,854 attendee-days in fiscal year 2009. In our management courses in fiscal year 2010, we provided 114,481 attendee-days of training, a 19.2% increase over the 96,020 attendee-days in fiscal year 2009. In our IT courses during fiscal year 2010, we provided 150,033 attendee-days of IT training, a 13.7% decrease from the 173,834 attendee-days in fiscal year 2009.

Revenues in the United States increased 1.1% from $64.9 million in fiscal year 2009 to $65.6 million in fiscal year 2010, primarily due to an increase in the number of course participants. Revenues from our international operations decreased 8.5% from $67.7 million in fiscal year 2009 to $61.9 million fiscal year 2010, primarily due to a decrease in the number of course participants, which was partially offset by a 1.8% positive effect of changes in foreign exchange rates.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials and equipment, freight, classroom facilities and refreshments. During fiscal year 2010, we presented 5,907 events compared to 6,082 events during fiscal year 2009. Our cost of revenues for fiscal years 2009 and 2010 was $59.2 million. Our cost of revenues as a percentage of our revenues increased to 46.4% for fiscal year 2010 from 44.7% in fiscal year 2009.

Changes in exchange rates do not materially affect our gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

The increase in cost of revenues as a percentage of revenues in fiscal year 2010 reflected a 1.2% decrease in average revenue per event as well as a 2.9% increase in average cost per event. The decrease in our average revenue per event was the result of the higher percentage of participants at courses held at customer locations and the higher percentage of participants at our management courses discussed above. The increase in average cost per event in fiscal year 2010 principally resulted from the effect of changes in foreign exchange rates and the decrease in our average number of days per event held compared to fiscal year 2009, somewhat offset by proportionately higher fixed costs per event due to having fewer events during fiscal year 2009 over which to allocate the expenses associated with our education centers.

Gross profit in the United States decreased 3.2% from $35.3 million in fiscal year 2009 to $34.2 million in fiscal year 2010, primarily due to the higher percentage of participants at courses held at customer locations and at our management courses, both of which have lower average revenue per participant, and due to the proportionately higher fixed costs per event due to having fewer events during fiscal year 2010 over which to allocate the expenses associated with our education centers. Gross profit from our international operations decreased 10.3% from $38.0 million in fiscal year 2009 to $34.1 million in fiscal year 2010, primarily due to a decrease in the number of course participants.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. All costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During fiscal year 2010, largely due to the decline in our revenues, course development expenses were 5.7% of revenues compared to 5.6% during fiscal year 2009. In fiscal year 2010, we decreased our overall spending on course development by 1.9% to $7.3 million compared with $7.4 million in fiscal year 2009. This net decrease reflected a reduction of $0.3 million in course author expense offset by increases of $0.1 million in consulting expense related to AnyWare and $0.1 million in various other costs.

We introduced 11 new management course titles in fiscal year 2010 compared with 25 in fiscal year 2009. During fiscal year 2010 we introduced 12 new IT courses compared with 25 in fiscal year 2009. Based on our research and development efforts on various approaches to delivering “hybrid” learning, which combines instructor-led classroom training with web-based e-learning, in fiscal year 2009 we introduced Learning Tree AnyWare™, our e-learning platform that allows individuals located anywhere to attend a live instructor-led class being conducted in a Learning Tree Education Center or at a customer location.

At the end of fiscal year 2010, the Learning Tree library of instructor-led courses numbered 214 titles, comprising 4,824 hours of training, compared with 219 titles at the end of fiscal year 2009. The decrease in the number of titles in fiscal year 2010 reflected the net effect of introducing 23 new titles and retiring 28 titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At October 1, 2010, we had 77 management titles in our course library, compared with 76 management titles at the end of fiscal year 2009. Our library of IT titles numbered 137 as of October 1, 2010 compared to 143 at the end of fiscal year 2009.

Sales and Marketing Expenses. Sales and marketing expenses primarily include the cost of designing, producing and distributing direct mail and media advertisements, marketing e-mails and our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities. Our sales and marketing expense, and in particular our expenditure on course catalogs, is one of our largest expenditures. We have adjusted the market sectors to which we mail our catalogs, and are presently evaluating a number of additional ways to increase the efficiency of our marketing expenditures by spending less without materially affecting the response to that marketing.

Our sales and marketing expenses were 23.9% and 24.1% of revenues in fiscal years 2010 and 2009, respectively. Sales and marketing expenses decreased by $1.5 million from $32.0 million in fiscal year 2009 to $30.5 million in fiscal year 2010. During fiscal year 2010, we reduced the number of catalogs produced and mailed, lowering our expenses by $1.9 million. Reduction of personnel and benefits accounted for an additional reduction of $1.0 million. These decreases were offset by: increases in sales commissions of $0.5 million, recruiting expense of $0.3 million, professional service fees of $0.3 million for website redesign and AnyWare and for initial sales support for our Veteran’s Administration contract of $0.3 million. Changes in foreign exchange rates caused our overall sales and marketing expenses to increase by about 1.6%.

General and Administrative Expenses. Our general and administrative expenses in fiscal year 2010 decreased by $6.6 million, from $31.9 million in fiscal year 2009 to $25.3 million in fiscal year 2010. Additionally, fiscal years 2010 and 2009 included the following significant items not associated with current operations.

•	Fiscal year 2010 included a charge of $1.3 million for an expected period of vacancy due to the exercise of an option to terminate by one of our London education center subtenants on October 7, 2010.

•	Fiscal year 2009 included a charge of $4.2 million to settle a contract dispute with the United States Government, which was paid at $4.5 million on April 7, 2010.

•	Fiscal year 2009 included $1.3 million of restructuring costs incurred as a result of staff reductions in November 2008 and April 2009.

•

Fiscal year 2009 included $0.7 million of costs associated with exploring a potential sale of the company, including non-contingent transaction contribution bonuses for certain employees principally in our finance and accounting department, as well as legal fees and special committee fees.

Other decreases included: $0.4 million in professional services fees, primarily for auditing services; $0.4 million in software amortization and depreciation, primarily for our accounting software; $0.3 million in rent expense; $0.3 million for the reversal of an asset retirement obligation from the renegotiation of a lease; and $0.3 million in personnel and benefits.

During fiscal year 2010, changes in foreign exchange rates caused total general and administrative expenses to increase by about 1.0% compared with fiscal year 2009.

Other Income (Expense), Net. Other income (expense), net in fiscal year 2010 decreased by $0.4 million over the prior fiscal year, from $1.0 million to $0.6 million. This change was primarily due to a decrease in interest income of $0.9 million due to lower interest rates and lower outstanding cash balances offset by a decrease in foreign exchange losses of $0.2 million.

Income Taxes. In fiscal year 2010, our income tax provision was $1.4 million compared to $1.8 million in fiscal year 2009. Our effective rate for fiscal year 2010 was 23.7% compared to 60.3% in fiscal year 2009. The lower effective rate for fiscal year 2010 was primarily attributable to the reduction in uncertain tax positions due to the expiration of the statute of limitations in fiscal year 2010 which resulted in a $1.1 million decrease. The higher effective rate for fiscal year 2009 was primarily attributable to United States income taxes on the repatriation of cash from our foreign subsidiaries, the write off of deferred tax assets related to equity compensation and other nondeductible items, which collectively increased tax expense by approximately $1.4 million. These increases were partially offset by the tax benefits from valuation allowance reversals of approximately $0.5 million.

We did not provide for United States federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of October 1, 2010, because we currently intend to reinvest such earnings indefinitely. The undistributed earnings were approximately $20.8 million as of October 1, 2010. If these earnings were distributed, we would incur approximately $0.3 million of foreign withholding taxes. Because of the availability of United States foreign tax credits, it is not practicable to determine the United States federal income tax liability that would be payable if such earnings were not reinvested.

FISCAL YEAR 2009 COMPARED WITH FISCAL YEAR 2008

In fiscal year 2009, our revenues decreased by 26.9% to $132.6 million compared to $181.3 million in fiscal year 2008. Income from operations decreased by 88.8% to $2.0 million in fiscal year 2009 compared to $17.7 million in fiscal year 2008. Net income for fiscal year 2009 decreased by 91.3% to $1.2 million compared to $13.8 million in fiscal year 2008.

Revenues. Our fiscal year 2009 revenues decreased by 26.9% compared to fiscal year 2008. The decrease in revenues is primarily due to a 19.0% decrease in the number of participants in our courses and a 10.0% decrease in average revenue per participant. The decrease in revenue per participant was primarily the result of a negative 7.5% effect of changes in foreign exchange rates and the fact that in fiscal year 2009 compared to fiscal year 2008, we had a higher percentage of participants at courses held at customer locations, where the average revenue per participant is lower than for courses held in our own education centers, as well as a higher percentage of participants at our management courses, which have a shorter average length than our IT courses and accordingly a lower average revenue per participant. These decreases were partially offset by price increases.

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

The increase in cost of revenues as a percentage of revenues in fiscal year 2009 reflected a 15.0% decrease in average revenue per event partly offset by a 10.0% decrease in average cost per event. The decrease in our average revenue per event was the result of a 7.5% effect of changes in foreign exchange rates, and a 5.5% decrease in average participants per event and the decrease in average revenue per participant discussed above. The decrease in average cost per event principally resulted from the effect of changes in foreign exchange rates and the decrease in our average number of days per event held compared to fiscal year 2008, somewhat offset by proportionately higher fixed costs per event due to having fewer events during fiscal year 2009 over which to allocate the expenses associated with our education centers.

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

Course Development Expenses. During fiscal year 2009, largely due to the decline in our revenues, course development expenses were 5.6% of revenues compared to 5.3% during fiscal year 2008. In fiscal year 2009, we decreased our overall spending on course development by 22.9% to $7.4 million compared with $9.7 million in fiscal year 2008. This decrease reflected both the reduction in costs associated with the development of new titles in fiscal year 2009 compared to the prior fiscal year as well as cost savings in the development process. Our development costs for a course are incurred well before the date the course is first taught. We introduced 25 new management course titles in fiscal year 2009 compared with nine in fiscal year 2008. During each of fiscal years 2009 and 2008 we introduced 25 new IT courses.

At the end of fiscal year 2009, the Learning Tree library of instructor-led courses numbered 219 titles, comprising over 4,986 hours of training, compared with 185 titles at the end of fiscal year 2008. The increase in the number of titles in fiscal year 2009 reflected the net effect of introducing 50 new titles and retiring 16 titles.

At October 2, 2009, we had 76 management titles in our course library, compared with 54 management titles at the end of fiscal year 2008. Our library of IT titles numbered 143 as of October 2, 2009 compared to 131 at the end of fiscal year 2008.

Sales and Marketing Expenses. Our sales and marketing expenses were 24.1% and 24.0% of revenues in fiscal years 2009 and 2008, respectively. Sales and marketing expenses decreased to $32.0 million in fiscal year 2009 compared to $43.6 million in fiscal year 2008. The decrease in sales and marketing expenses in fiscal year 2009 compared to fiscal year 2008 included: $6.0 million in costs associated with printing and mailing our catalogs; $3.6 million in personnel-related expenses; $1.0 million in professional service fees; $0.3 million in trade show and advertising expense; and $0.7 million for decreases in travel and living, general office expenditures and other items.

General and Administrative Expenses. Our general and administrative expenses in fiscal year 2009 decreased by $1.6 million, from $33.5 million in fiscal year 2008 to $31.9 million in fiscal year 2009. In the fourth quarter of fiscal year 2009, we recorded a charge of $4.2 million related to a contract dispute. Offsetting this increase to general and administrative expenses, were decreases related to: $2.1 million in payroll and benefits; $1.2 million in incentive and stock compensation; $1.1 million in professional service fees; and $0.8 million in facilities and other net decreases. Additionally, fiscal years 2009 and 2008 included the following significant items not associated with current operations:

•

Fiscal year 2009 included $1.3 million of restructuring costs associated with reconfiguring our business to meet the challenges of the current business environment and $0.7 million for costs associated with the since-discontinued effort to explore the sale of the company, primarily for non-contingent transaction contribution bonuses for certain employees.

•

Fiscal year 2008 included $1.0 million for costs associated with the since-discontinued effort to explore the sale of the company, primarily for non-contingent transaction contribution bonuses for certain employees; professional service fees of $0.9 million for tax services and financial consulting; $0.3 million related to lapsed options; $0.2 million for contingency accruals; and $0.2 million for severance.

During fiscal year 2009, changes in foreign exchange rates caused total general and administrative expenses to decline by about 5.2% compared with the same period of fiscal year 2008. Despite the reduction in our absolute expenditure on general and administrative items, the reduction in revenues resulted in general and administrative expenses of 24.1% of revenues in fiscal year 2009 compared with 18.5% in the prior fiscal year.

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

Income Taxes. In fiscal year 2009, our income tax provision was $1.8 million compared to $7.9 million in fiscal year 2008. Our effective rate for fiscal year 2009 was 60.3% compared to 36.4% in fiscal year 2008. The higher effective rate for fiscal year 2009 was primarily attributable to approximately $0.7 million in United States income taxes on the repatriation of approximately $17.5 million in cash from our foreign subsidiaries, the write off of deferred tax assets related to equity compensation and other nondeductible items, which collectively increased tax expense by approximately $1.4 million. These increases were partially offset by the tax benefits from valuation allowance reversals of approximately $0.5 million.

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

We did not provide for United States federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of October 2, 2009, because as of that date we intended to reinvest such earnings indefinitely. The undistributed earnings were approximately $18.6 million as of October 2, 2009. If these earnings would have been distributed, we would have incurred approximately $0.2 million of foreign withholding taxes. Because of the availability of United States foreign tax credits, it is not practicable to determine the United States federal income tax liability that would have been payable if such earnings were not reinvested.

GEOGRAPHIC DATA

Learning Tree Education Centers are located in six countries and we have historically derived roughly half of our revenues from outside the United States. The United States operations recorded revenues of $65.6 million in fiscal year 2010 compared to revenues of $64.9 million in fiscal year 2009. Revenues from our European operations were $46.8 million in fiscal year 2010 compared to $51.6 million in fiscal year 2009. Canadian operations recorded revenues of $13.0 million in fiscal year 2010 compared to revenues of $13.5 million in fiscal year 2009 and our Asian operations recorded revenues of $2.1 million in fiscal year 2010 compared to $2.6 million in fiscal year 2009. See Note 9 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries other than in the United States have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in the subsidiary’s local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses, and vice versa. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. In the future, we may undertake such hedging transactions. There can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations.

INFLATION

Inflation and changing prices do not have a significant impact on our net sales, revenues and income from continuing operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance (included in Accounting Standards Codification (“ASC”) 855) for subsequent events, which was effective for us in February 2010. In accordance with the revised guidance, a Securities and Exchange Commission filer will no longer be required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of this revised guidance did not have a material impact on our consolidated financial statements.

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

See Note 14 of “Notes to Consolidated Financial Statements” for our unaudited quarterly financial data for the eight fiscal quarters ended October 1, 2010. Our operating results for any quarter are not necessarily indicative of the results for any future period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at October 1, 2010 included cash and cash equivalents on hand of $34.4 million. During fiscal year 2010, the total of our cash and cash equivalents decreased by $9.9 million, largely as a result of the payment of $29.9 million of cash dividends, the expenditure of $4.8 million for repurchases of our common stock and $3.0 million of purchases of fixed assets, partly offset by $26.5 million of net proceeds from the sales of available for sale securities, $0.8 million of cash provided by operations and $0.5 million of proceeds from the exercise of stock options.

Cash Flows. Our cash and cash equivalents decreased $9.9 million to $34.4 million at October 1, 2010 from $44.3 million at October 2, 2009.

	Fiscal Year Ended			Net Change
	October 3, 2008	October 2, 2009	October 1, 2010	2009 vs. 2008	2010 vs. 2009
Cash provided by operating activities	$18.0	$7.5	$0.8	$(10.5)	$(6.7)
Cash (used in) provided by investing activities	(12.8)	10.8	23.6	23.6	12.8
Cash provided by (used in) financing activities	—	(25.2)	(34.3)	(25.2)	(9.1)
Effects of exchange rates on cash and cash equivalents	(3.1)	(0.6)	—	2.5	0.6

Increase (decrease) in cash and cash equivalents	$2.1	$(7.5)	$(9.9)	$(9.6)	$(2.4)

Cash provided by operating activities declined by $6.7 million to $0.8 million in fiscal year 2010 from $7.5 million in fiscal year 2009. Cash provided by operating activities in fiscal year 2010 was reduced by a payment of $4.5 million for the settlement of a contract dispute (see Note 4 of “Notes to Consolidated Financial Statements”). Cash provided by investing activities improved $12.8 million during fiscal year 2010 compared to fiscal year 2009 due primarily to higher net proceeds from the disposition of available for sale securities and fewer purchases of equipment and other capital assets. Cash used in financing activities was $34.3 million due to repurchases of our common stock and payment of cash dividends during fiscal year 2010. The negative effect of exchange rates on cash and cash equivalents decreased by $0.6 million in fiscal year 2010 from $(0.6) million in fiscal year 2009.

In fiscal year 2010, “free cash flow,” which we define as net cash provided by operating activities minus purchases of equipment, property and leasehold improvements was $(2.2) million. This compares to $5.4 million of free cash flow in fiscal year 2009. The decline in free cash flow for fiscal year 2010 is primarily due to payment of the $4.5 million related to a contract dispute. We believe that free cash flow is useful for investors to understand our liquidity. Free cash flow is a non-GAAP financial measure and accordingly should be considered only as a supplement to, and not a replacement of, cash provided by operating activities as a measure of our liquidity. The following is a reconciliation of free cash flow to cash provided by operating activities computed in accordance with GAAP:

	Fiscal Year
	October 3, 2008	October 2, 2009	October 1, 2010
Cash provided by operating activities	$18.0	$7.5	$0.8
Less: Purchases of equipment, property and leasehold improvements	(6.9)	(2.1)	(3.0)

Free cash flow	$11.1	$5.4	$(2.2)

Liquidity. At October 1, 2010 our net working capital (current assets minus current liabilities) was $12.6 million, a $23.7 million decrease from our working capital balance at October 2, 2009. The change in net working capital was primarily due to $29.9 million of cash dividends and the expenditure of $4.8 million for repurchases of our common stock and the payment of $4.5 million for the settlement of a contract dispute.

At October 2, 2009 we had $17.0 million in face value of Auction Rate Securities (“ARS”). Under the terms of our repurchase agreement with UBS, we sold them at their stated value as follows: $0.6 million in the first quarter of fiscal year 2010 and $16.4 million in the third quarter of fiscal year 2010. The $73.8 million of cash and available for sale securities reported at October 2, 2009, was reduced by $2.4 million for the temporary impairment of these ARS. This temporary impairment was reversed in the third quarter of fiscal year 2010.

We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During fiscal year 2010, we made capital expenditures of $3.0 million for the purchase of equipment worldwide, mostly computers. We will continue to invest in our infrastructure to accommodate any increased customer demand, to continue improving the quality and effectiveness of our course delivery, and to incorporate significant changes in technology. We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 11 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

The following table summarizes our contractual commitments at October 1, 2010:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year (Fiscal 2011)	1-2 years (Fiscal 2012 and 2013)	3-5 years (Fiscal 2014 - 2016)	More than 5 years (Fiscal 2017 - 2022)
Operating leases (i)	$84,043	$12,361	$21,375	$29,306	$21,001
Purchase commitments	413	217	189	7	—
Other lease contractual obligations (ii)	7,745	105	208	348	7,084

Total	$92,201	$12,683	$21,772	$29,661	$28,085

(i)	Amounts exclude future minimum sublease rental proceeds of $10.4 million due in the future under non-cancelable subleases. See Note 4 of “Notes to Consolidated Financial Statements” for further details.
(ii)	Represents estimated cash flows to satisfy contractual obligations to restore leased space to specified conditions at expiry of the leases. Amounts include $0.7 million expected to be recovered from subtenants.

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

Critical Accounting Estimates

Revenue Recognition. We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each course attendance is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses all Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

Lease Termination Costs. We lease education center and administrative office space under various operating lease agreements. Certain of these operating leases include space that is not used and that is currently subleased. We calculate and record a liability related to those leases based on the difference between the present value of the net aggregate sublease rental income and the present value of the prime lease costs for the subleased space throughout the remaining term of the leases. Periodically, we evaluate the nature and extent of each of the individual provisions and make adjustments as appropriate, as new information becomes available or subsequent developments occur.

In 1999, we entered into a 20-year lease on a building in London to house our United Kingdom Education Center. This building has space in addition to that required for our current needs, which we attempt to sublet. When space is vacant from time to time, we must estimate the fair value of the liability for the vacant space based upon the remaining lease costs as defined by our operating lease agreement reduced by estimated future sublease rental income that could be reasonably obtained for the property based upon prevailing real estate market conditions. The computed short and long-term portions of such liabilities are recorded as deferred facilities rent in the accompanying consolidated financial statements. Amounts are paid under the master lease to the landlord, netted against subtenant sublease receipts, and applied to our accrued lease liability, reducing the amount of liability recorded with an offset to General and Administrative expenses.

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

Critical Accounting Policies

Revenue Recognition. See “Critical Accounting Estimates” for significant policies on revenue recognition.

In addition to our Learning Tree Training Passports, we also offer a multiple-course sales discount referred to as Learning Tree Training Vouchers. With Learning Tree Training Vouchers, a customer buys the right to send a specified number of attendees to Learning Tree courses over a six to twelve-month period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. For the majority of Training Vouchers with unused seats at the expiration of the Voucher, we record the pro rata selling price of the expired unused seats as revenue. At times we make a business decision to extend a Training Voucher beyond the normal twelve month expiration date. Training Vouchers purchased under government rate schedules have no expiration date.

To provide additional flexibility to meet our customers’ training needs, we offer a multiple-training day sales discount referred to as Learning Tree 10-Day Passes. With Learning Tree 10-Day Passes, a customer buys the right to take up to 10 days of training over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance day. If a 10-Day Pass has unused days at expiration, we record the pro-rata value of the unused days as revenue.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. During fiscal year 2009, we reduced to zero the estimated forfeiture rate for executive personnel. The forfeiture rate for fiscal year 2010 was zero.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”; codified primarily in FASB ASC 740, Income Taxes). ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 is effective for fiscal years beginning after December 15, 2006.

As of the beginning of fiscal year 2008, we adopted ASC 740. The cumulative effect of the adoption was a $1.2 million reduction to retained earnings. As of the date of adoption, the amount of unrecognized tax benefits was $1.4 million, all of which would have had an impact on our effective tax rate if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption, we had $0.6 million accrued for interest and $0.6 million accrued for penalties.

OUTLOOK

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. The U.S. dollar strengthened against most foreign currencies during our first three quarters of fiscal year 2010 and since then it has weakened. If the exchange rates of December 2, 2010 remain constant for the remainder of our first quarter of fiscal year 2011, we would expect to report an unfavorable effect of approximately 1.0% on our revenues during our first quarter of fiscal year 2011 compared to the same quarter of fiscal year 2010. Of course, we would also see a favorable effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

First Quarter Revenues. We currently expect revenues for our first quarter of fiscal year 2011 of between $34.2 million and $35.7 million, which would represent an increase of between 5.2% and 9.8% from revenues of $32.5 million in our first quarter of fiscal year 2010, even after the 1.0% unfavorable effect of changes in foreign exchange rates discussed earlier.

First Quarter Gross Profit. We expect a gross profit percentage in our first quarter of fiscal year 2011 of between 53.9% and 55.2% compared to 56.8% in our first quarter of fiscal year 2010, largely because a greater proportion of classes will be held at customer locations than in our first quarter of fiscal year 2010.

First Quarter Operating Expenses. We expect overall operating expenses for our first quarter of fiscal year 2011 to be between $16.0 million and $16.5 million, an increase of between 9.6% and 13.0% compared to $14.6 million in the same quarter a year earlier.

First Quarter Income From Operations. As a result of the above factors, we expect to achieve first quarter operating income of between $2.0 million and $3.5 million compared with $3.9 million in our first quarter of fiscal year 2010.

First Quarter Interest Income. We expect first quarter interest income to be less than $0.1 million.

First Quarter Pre-Tax Income. Overall, we expect to report pre-tax income for our first quarter of fiscal year 2011 of between $2.0 million and $3.5 million, compared with $4.1 million in the first quarter of fiscal year 2010.

Effective Tax Rate. We estimate that our effective tax rate in our first quarter of fiscal year 2011 will be approximately 34.5%.

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

Foreign Currency Risk. We are exposed to the impact of foreign currency fluctuations. The exposure to exchange rates relates primarily to our foreign subsidiaries. Subsidiaries with material foreign currency exposure are in Canada, the United Kingdom, Sweden and France. For our foreign subsidiaries, exchange rates can have an impact on the U.S. dollar value of their reported earnings as well as on the intercompany transactions with the United States and other subsidiaries.

Our consolidated financial statements are prepared in U.S. dollars, while the operations of our foreign subsidiaries are conducted in their respective local currencies. Fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into U.S. dollars at the weighted average exchange rate. Consequently, as the value of the Dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively. A hypothetical appreciation of the Canadian Dollar, Euro, British Pound and Swedish Krona of 10% would result in a $0.2 million increase to our consolidated fiscal year 2010 results. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to the net income or loss for each of our subsidiaries in the respective period.

Fluctuations in currency exchange rates also can have an impact on the U.S. dollar amount of our stockholders’ equity. The assets and liabilities of our non United States subsidiaries are translated into U.S. dollars at the exchange rate of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in stockholders’ equity as accumulated other comprehensive income or loss. Due to unfavorable changes in the U.S. dollar relative to the Canadian Dollar, the Euro, the British Pound and the Swedish Krona, the foreign currency translation component of accumulated other comprehensive income declined $0.1 million during fiscal year 2010.

Additionally, we are exposed to the impact of foreign currency gains or losses due to short term intercompany transactions between the United States and its consolidated subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. These balances generated a foreign exchange loss of $0.1 million in fiscal year 2010. To perform a sensitivity analysis, we assessed the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. As of October 1, 2010, the result of a uniform 10% change in the values of foreign currency exchange rates against the U.S. dollar for intercompany exposures with all other variables held constant would be immaterial to our results of operations.

To date, we have not sought to hedge the risks associated with fluctuations in exchange rates. In the future, we may undertake such transactions; however, any hedging techniques we might implement might not be successful in eliminating or reducing the effects of currency fluctuations.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in available for sale securities, restricted interest bearing long-term investments and trade accounts receivable. We have policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies and government agencies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer accounted for more than 10% of our consolidated revenues on an annual or quarterly basis during fiscal year 2010. We maintain an allowance for doubtful accounts for any potential credit losses related to our trade receivables. We do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and we do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of October 1, 2010 and October 2, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 1, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries at October 1, 2010 and October 2, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Learning Tree International, Inc. and subsidiaries’ internal control over financial reporting as of October 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 9, 2010 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Bethesda, Maryland

December 9, 2010

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	October 2, 2009	October 1, 2010
Assets
Current Assets:
Cash and cash equivalents	$44,313	$34,449
Available for sale securities	29,497	4,997
Trade accounts receivable, less allowances of $224 and $241, respectively	15,157	18,311
Income taxes receivable	265	230
Prepaid expenses	4,601	4,649
Deferred income taxes	1,461	55
Other current assets	1,449	2,074

Total current assets	96,743	64,765
Equipment, Property and Leasehold Improvements:
Education and office equipment	40,379	42,111
Transportation equipment	231	204
Property and leasehold improvements	28,134	28,446

	68,744	70,761
Less: accumulated depreciation and amortization	(49,068)	(53,897)

	19,676	16,864
Restricted interest-bearing investments	9,387	9,367
Deferred income taxes	9,558	8,141
Other assets	1,456	1,036

Total assets	$136,820	$100,173

Liabilities
Current Liabilities:
Trade accounts payable	$8,229	$7,578
Deferred revenues	38,103	35,745
Accrued payroll, benefits and related taxes	4,023	4,464
Other accrued liabilities	7,831	2,729
Income taxes payable	1,091	415
Current portion of deferred facilities rent and other	1,153	1,298

Total current liabilities	60,430	52,229
Asset retirement obligations	3,458	3,291
Deferred income taxes	283	293
Deferred facilities rent and other	4,756	6,435
Noncurrent tax liabilities	5,031	3,153

Total liabilities	73,958	65,401

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,942,750 and 13,512,027 shares issued and outstanding, respectively	1	1
Additional paid-in capital	3,875	4,933
Accumulated other comprehensive (loss) income	(1,085)	180
Retained earnings	60,071	29,658

Total stockholders’ equity	62,862	34,772

Total liabilities and stockholders’ equity	$136,820	$100,173

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Revenues	$181,278	$132,559	$127,470
Cost of revenues	76,807	59,243	59,198

Gross profit	104,471	73,316	68,272

Operating expenses:
Course development	9,656	7,442	7,304
Sales and marketing	43,596	31,962	30,461
General and administrative	33,532	31,929	25,310

	86,784	71,333	63,075

Income from operations	17,687	1,983	5,197

Other income (expense), net:
Interest income, net	4,133	1,502	649
Foreign exchange losses	(373)	(347)	(109)
Other	241	(107)	17

	4,001	1,048	557

Income before provision for income taxes	21,688	3,031	5,754
Provision for income taxes	7,888	1,828	1,366

Net income	$13,800	$1,203	$4,388

Income per common share—basic	$0.84	$0.08	$0.32

Income per common share—diluted	$0.83	$0.08	$0.32

Weighted average shares outstanding—basic	16,516	15,181	13,722

Weighted average shares outstanding—diluted	16,580	15,181	13,739

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance, September 28, 2007	16,534	$2	$2,128	$3,622	$71,456	$77,208
Comprehensive income:
Net income	—	—	—	—	13,800	13,800
Unrealized loss on available-for sale securities, net of tax	—	—	—	(1,595)	—	(1,595)
Foreign currency translation	—	—	—	(2,879)	—	(2,879)

Comprehensive income						9,326
Stock options exercised	2	—	24	—	—	24
Share based compensation	—	—	1,068	—	—	1,068
ASC 740 adoption	—	—	—	—	(1,228)	(1,228)
Restricted stock grants	21	—	—	—	—	—

Balance, October 3, 2008	16,557	2	3,220	(852)	84,028	86,398
Comprehensive income:
Net income	—	—	—	—	1,203	1,203
Unrealized gain on available-for sale securities, net of tax	—	—	—	187	—	187
Foreign currency translation	—	—	—	(420)	—	(420)

Comprehensive income						970
Share based compensation	—	—	655	—	—	655
Restricted stock grants	28	—	—	—	—	—
Stock repurchases	(2,642)	(1)			(25,160)	(25,161)

Balance, October 2, 2009	13,943	1	3,875	(1,085)	60,071	62,862
Comprehensive income:
Net income	—	—	—	—	4,388	4,388
Unrealized gain on available-for sale securities, net of tax	—	—	—	1,407	—	1,407
Foreign currency translation	—	—	—	(142)	—	(142)

Comprehensive income						5,653
Share based compensation	—	—	459	—	—	459
Restricted stock grants not earned	(43)	—	—	—	—	—
Net shares issued for bonuses	4	—	57	—	(21)	36
Stock options exercised	49	—	542	—	—	542
Shares surrendered in lieu of tax withholding	(2)	—	—	—	(23)	(23)
Dividend	—	—	—	—	(29,918)	(29,918)
Stock repurchases	(439)	—	—	—	(4,839)	(4,839)

Balance, October 1, 2010	13,512	$1	$4,933	$180	$29,658	$34,772

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Cash flows—operating activities:
Net income	$13,800	$1,203	$4,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,522	6,061	5,736
Share based compensation	1,068	655	516
Deferred income taxes	382	(139)	2,093
Provision for doubtful accounts	103	151	80
Accretion of asset retirement obligations	201	180	178
Loss on disposals of equipment and leasehold improvements	10	47	6
Gain on liquidation of investment in Collegis, Inc.	(232)	—	—
Unrealized foreign exchange (gain) loss	411	(6)	4
Deferred facilities rent and other charges	(98)	(711)	1,833
Gain on settlement of asset retirement obligation	(86)	—	(332)
Change in operating assets and liabilities:
Trade accounts receivable	(1,255)	4,365	(3,277)
Prepaid expenses and other assets	(620)	3,262	351
Income taxes receivable / payable	(924)	708	(2,883)
Trade accounts payable	(2,059)	(1,345)	(647)
Deferred revenues	342	(8,662)	(2,563)
Asset retirement obligations	49	—	—
Other accrued liabilities	417	1,725	(4,635)

Net cash provided by operating activities	18,031	7,494	848

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(6,859)	(2,134)	(2,979)
Purchases of available for sale securities	(24,601)	(8,587)	(64,385)
Sales of available for sale securities	18,350	21,466	90,897
Sales of equipment and leasehold improvements	59	2	18
Liquidation of investment in Collegis, Inc.	232	—	—

Net cash (used in) provided by investing activities	(12,819)	10,747	23,551

Cash flows—financing activities:
Repurchases of common stock	—	(25,161)	(4,839)
Payment of cash dividends	—	—	(29,918)
Proceeds from exercise of stock options	24	—	497

Net cash provided by (used in) financing activities	24	(25,161)	(34,260)

Effects of exchange rates on cash and cash equivalents	(3,115)	(620)	(3)

Net increase (decrease) in cash and cash equivalents	2,121	(7,540)	(9,864)
Cash and cash equivalents at the beginning of the fiscal year	49,732	51,853	44,313

Cash and cash equivalents at the end of the fiscal year	$51,853	$44,313	$34,449

Supplemental disclosures:
Income taxes paid	$13,169	$4,616	$3,426

Interest paid	$4	$1	$4

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Nature of the Business

Learning Tree International, Inc. and subsidiaries (“we,” “us,” or “our”) develop, market and deliver a broad proprietary library of instructor-led classroom courses that are designed to meet the professional development needs of managers and information technology (“IT”) professionals worldwide. These courses are delivered primarily at our leased education centers located in the United States, the United Kingdom, Canada, France, Sweden and Japan. Such course events are also conducted in hotel and conference facilities and at customer sites throughout the world. In fiscal year 2009, we began offering some of our courses to individuals located worldwide through Learning Tree AnyWare™, our patent-pending e-Learning interface that allows individuals at any location to attend a live instructor-led Learning Tree class via the Internet. Our courses provide both breadth and depth of education across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, and leadership and professional development.

We follow a 52- or 53-week fiscal year, with our quarter-end dates on the Friday nearest the end of the calendar quarter and our year-end dates on the Friday nearest the end of September. Accordingly, our fiscal year 2008 ended on October 3, 2008, our fiscal year 2009 ended on October 2, 2009, and our fiscal year 2010 ended on October 1, 2010. Thus, these consolidated financial statements report our consolidated financial position as of October 2, 2009, and October 1, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the fiscal years ended October 3, 2008, October 2, 2009 and October 1, 2010. Fiscal years 2009 and 2010 were 52-week years, while fiscal year 2008 was a 53-week year.

b.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Learning Tree International, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. The following is a list of our subsidiaries:

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

Learning Tree International Inc. (Canada)

Learning Tree International Ltd. (Hong Kong)

Advanced Technology Marketing, Inc. (U.S.)

c.	Revenue Recognition and Accounts Receivable

Our revenues are received from business entities and government agencies for the professional training of their employees. Course events range in length from one to five days, and average approximately three and a half days. As stated above, we follow a 52- or 53-week fiscal year. This method is used in order to better align our external financial reporting with the way we operate our business. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52- or 53-week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place.

We offer our customers a multiple-course sales discount referred to as a “Learning Tree Training Passport.” A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a one or two-year period for a fixed price. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

In addition to our Learning Tree Training Passports, we also offer a multiple-course sales discount referred to as Learning Tree Training Vouchers. With Learning Tree Training Vouchers, a customer buys the right to send a specified number of attendees to Learning Tree courses over a six to twelve-month period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. For the majority of Training Vouchers with unused seats at the expiration of the Voucher, we record the pro rata selling price of the expired unused seats as revenue. At times we make a business decision to extend a Training Voucher beyond the normal twelve month expiration date. Training Vouchers purchased under government rate schedules have no expiration date.

To provide additional flexibility to meet our customers’ training needs, we offer a multiple-training day sales discount referred to as Learning Tree 10-Day Passes. With Learning Tree 10-Day Passes, a customer buys the right to take up to 10 days of training over a one-year period for a fixed price. Revenue is recognized on a pro rata basis for each attendance day. If a 10-Day Pass has unused days at expiration, we record the pro rata value of the unused days as revenue.

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

We estimate the fair value of share-based option awards on the date of grant using an option-pricing model. We estimate the fair value of share-based restricted stock units and restricted stock grants using the closing price of our stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of variables, including our expected stock price volatility, expected term and risk-free interest rates.

We analyzed our historical volatility to estimate the expected volatility. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant, which most closely resembles the expected life of our options. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on the simplified method under Accounting Standards Codification (“ASC”) 718. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. During fiscal year 2009, we reduced to zero the estimated forfeiture rate for executive personnel. The forfeiture rate for fiscal year 2010 was zero.

e.	Course Development Costs

Course development costs are charged to operations in the period incurred.

f.	Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $1,021, $759 and $731 in fiscal years 2008, 2009 and 2010, respectively.

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

As of October 1, 2010, we had a total of available for sale securities of $4,997 stated at fair market value, net of unrealized gains and losses. Those available for sale securities were highly liquid investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration or for duration management. These investments consist primarily of municipal bonds, municipal floating rate securities, United States government agencies securities, both state taxable and tax-exempt issues.

As of October 2, 2009 current available for sale securities also included $14,500 (at fair value) of auction rate securities (“ARS”) all of which were sold at their stated value in fiscal year 2010. Proceeds from sales of available-for-sale securities during fiscal years 2008, 2009 and 2010 were $18,350, $21,466 and $90,897 respectively. We earned interest income on these securities which was recorded as interest income in the consolidated statements of operations.

Restricted interest-bearing investments at October 1, 2010 consisted of cash deposits of $7,917 (5,000 British Pounds) and $1,450 which were pledged as collateral to secure our obligations under leases for education center facilities located in the United Kingdom and the United States, respectively. The deposits are in our name and are in interest-bearing accounts with interest accruing to us and paid on an annual basis in the United Kingdom and on a monthly basis in the United States.

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

Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future. These costs are charged to expense in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2008, 2009 and 2010 were $22,141, $14,793 and $12,446, respectively.

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

Software amortization amounted to $435, $494, and $4 in fiscal years 2008, 2009 and 2010, respectively. Total depreciation and amortization expense amounted to $6,522, $6,061, and $5,736 in fiscal years 2008, 2009, and 2010, respectively. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization, and any resulting gain or loss is included in the statements of operations.

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

We report comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Other comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax. At the end of fiscal year 2010, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $181 and unrealized losses on available for sale securities of $(1), compared to foreign currency translation adjustments of $323 and unrealized losses on available for sale securities of $(1,408) in fiscal year 2009.

m.	Income Taxes

We provide for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or the entire asset may not be realized through future taxable earnings or implementation of tax planning strategies.

n.	Foreign Currency

We translate the financial statements of our foreign subsidiaries from the local (functional) currencies to U.S. dollars. The rates of exchange at each fiscal year end are used for translating the assets and liabilities and the average monthly rates of exchange for each year are used for the statements of operations. Gains or losses arising from the translation of the foreign subsidiaries’ financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

Lease Termination Activities:

We record liabilities for costs that will be incurred under a contract without economic benefit at estimated fair value. In the United Kingdom we have vacated space in leased facilities subject to operating leases and recorded the estimated liability associated with future rentals at the cease-use date. The fair value of the liability at the cease-use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals and certain subtenant reimbursements that could be reasonably obtained for the property, discounted using a credit-adjusted risk-free rate. The liability is adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, measured using the original historical credit-adjusted risk-free rate. Changes due to the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. During fiscal year 2010, our general and administrative expense included a charge for $1,274 for an expected period of vacancy due to the exercise of an option to terminate by one of our London education center subtenants.

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

r.	Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	October 2, 2009	October 1, 2010
Deferred rent	$1,079	$505
Sublease loss accruals	74	793

	$1,153	$1,298

Deferred Facilities Rent and Other

	October 2, 2009	October 1, 2010
Deferred rent	$3,896	$4,913
Sublease loss accruals	339	938
Other minimum lease payments	521	584

	$4,756	$6,435

s.	Recently Issued Accounting Pronouncements

In February 2010, the FASB issued amended guidance (included in ASC 855) for subsequent events, which was effective for us in February 2010. In accordance with the revised guidance, an SEC filer will no longer be required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of this revised guidance did not have a material impact on our consolidated financial statements.

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

The following table presents the activity for our AROs, which primarily consist of classroom facilities at our education centers:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010
ARO balance, beginning of year	$3,319	$3,458
Liabilities incurred	233	—
Accretion expense	180	178
Gain on settlement of ARO liability	—	(332)
Foreign currency translation	(274)	(13)

ARO balance, end of year	$3,458	$3,291

3.	INCOME TAXES

We file a consolidated United States Federal income tax return which includes all of our domestic operations. Our domestic subsidiaries also file income tax returns based on our operations in certain state and local jurisdictions. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

Income before provision for income taxes consists of the following:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Domestic	$14,358	$(748)	$2,519
Foreign	7,330	3,779	3,235

Total	$21,688	$3,031	$5,754

The provision for income taxes consists of the following:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Current tax provision:
U.S. Federal	$5,345	$1,061	$(2,228)
State	509	197	381
Foreign	1,652	709	1,119

	7,506	1,967	(728)

Deferred tax provision:
U.S. Federal	304	295	2,179
State	(10)	(217)	(25)
Foreign	88	(217)	(60)

	382	(139)	2,094

Provision for income taxes	$7,888	$1,828	$1,366

The following is a reconciliation of the provision for income taxes to the United States Federal statutory tax rate:

	Fiscal Year Ended
	October 3, 2008	Effective Tax rate %	October 2, 2009	Effective Tax rate %	October 1, 2010	Effective Tax rate %
Income taxes at the U.S. statutory rate	$7,591	35%	$1,061	35%	$2,014	35%
Tax-exempt interest	(253)	(1)	(114)	(4)	(47)	(1)
Equity compensation	167	1	482	16	335	6
Penalties	1	—	140	5	1	—
Other permanent differences	120	—	124	4	166	3
Effects of foreign taxes and tax credits	72	—	(131)	(4)	(205)	(3)
Dividend from foreign subsidiaries	—	—	666	22	—	—
State income taxes	492	2	(21)	(1)	168	3
Uncertain tax positions	(81)	—	90	3	(1,066)	(19)
Change in valuation allowance	(221)	(1)	(469)	(16)	—	—

Total provision for income taxes	$7,888	36%	$1,828	60%	$1,366	24%

Deferred income tax assets and liabilities consist of the following:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$1,475	$1,876
Foreign tax credit carryforwards	342	286
State tax operating loss carryforwards	3	4
Accrued vacation	366	425
Equity compensation	568	300
Investments	922	—
Depreciation and amortization	2,159	2,468
Deferred benefits for uncertain tax positions	2,259	1,792
Accrued legal settlement	1,519	—
Other	58	68
Deferred tax liabilities:
Prepaids	(481)	(438)

Domestic net deferred tax assets	9,190	6,781
Foreign operations:
Deferred tax assets:
Deferred benefits for uncertain positions	637	172
Depreciation and other	1,137	1,243
Deferred tax liabilities:
Deferred revenue	(228)	(272)
Depreciation and other	—	(21)

Foreign net deferred tax assets	1,546	1,122

Domestic and foreign deferred tax assets	10,736	7,903
Valuation allowances	—	—

Net deferred tax assets	$10,736	$7,903

As of October 1, 2010, we had foreign tax credit carry-forwards of approximately $286, which expire, if unused, in the years 2014 to 2020.

Significant management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income.

As of September 28, 2007, we maintained valuation allowances in the United States related to foreign tax credit carryovers and certain state deferred tax assets, and we continued to maintain a valuation allowance for certain deferred tax assets in a foreign jurisdiction.

As of the end of the fourth quarter of fiscal year 2008, we reversed the valuation allowance for certain state deferred tax assets because we determined that it was more likely than not that these deferred tax assets would be recoverable because of the improved financial performance in the relevant jurisdictions. The reversal of the valuation allowance resulted in a net benefit of approximately $242. As of October 3, 2008, we continued to maintain valuation allowances in the United States related to the foreign tax credit carryovers, and we continued to maintain valuation allowances for our deferred tax assets in a foreign jurisdiction.

As of the end of the fourth quarter of fiscal year 2009, we reversed the valuation allowance for our foreign tax credit carryovers and for our deferred tax assets in a foreign jurisdiction. Because of changes we made to our intercompany agreements with our foreign subsidiaries and the improved financial performance of their operations, we determined that it was more likely than not that the benefits from the foreign tax credit carryovers would be realized. We also determined that it was more likely than not that we would realize the benefits for the deferred tax assets in the foreign jurisdiction because of the improved financial performance of our operations in the foreign jurisdiction. The reversal of the valuation allowances for these items resulted in a net benefit of approximately $469.

We adopted FIN 48 (codified primarily in FASB ASC 740, Income Taxes) as of the beginning of fiscal year 2008. ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effect of the adoption was a $1,228 reduction to retained earnings. As of the date of adoption, the net amount of unrecognized tax benefits was $1,418, all of which would have had an impact on our effective tax rate if recognized. The gross amount of unrecognized benefits was $6,690, which was reduced by deferred tax benefits associated with the uncertain tax positions of $5,272. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption, we had $642 accrued for interest and $623 accrued for penalties.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Balance, beginning of year	$—	$5,391	$3,808
Increases related to tax positions taken during a prior period	6,690	—	—
Decreases related to tax positions taken during a prior period	—	—	—
Increases related to tax positions taken during the current period	—	20	20
Decreases related to settlements with taxing authorities	—	—	—
Decreases related to expiration of the statute of limitations	(1,299)	(1,603)	(1,795)

Balance end of year	$5,391	$3,808	$2,033

For fiscal year 2010, $1,066 of our released unrecognized tax benefits favorably affected our effective tax rate. As of October 1, 2010, $1,121 of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. For fiscal year 2010, we recognized a benefit of $423 attributable to interest and penalties for uncertain tax positions. As of October 1, 2010, we had $711 accrued for interest and $409 accrued for penalties for uncertain tax positions. We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than the normal expiration of the statute of limitations.

We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2006 through 2010.

We have not provided for United States federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of October 1, 2010, because such earnings are intended to be reinvested indefinitely. The undistributed earnings were approximately $20,800 as of October 1, 2010. If these earnings were distributed, we would incur approximately $275 of foreign withholding taxes. Because of the availability of United States foreign tax credits, it is not practicable to determine the United States federal income tax liability that would be payable if such earnings were not reinvested.

4.	COMMITMENTS AND CONTINGENCIES

a.	Commitments

We have various non-cancelable operating leases for facilities that expire at various dates through 2019 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2011	$12,361	$2,122	$10,239
2012	11,097	2,090	9,007
2013	10,279	2,090	8,189
2014	10,246	2,018	8,228
2015	9,765	813	8,952
Thereafter	30,295	1,301	28,994

	$84,043	$10,434	$73,609

Rental expense, not including sublease income, was $14,219, $12,693 and $12,123 for fiscal years 2008, 2009 and 2010, respectively. Sublease rental income for fiscal years 2008, 2009, and 2010 was $2,889, $2,806 and $2,625, respectively.

b.	Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations, except as noted below.

As previously disclosed, on April 7, 2010 we paid $4.5 million to settle a contract dispute. The terms of the settlement were consistent with our previously disclosed reserves, $0.2 million accrued in fiscal year 2008 and $4.3 million accrued in fiscal year 2009, and accordingly did not have an impact on our financial statements in fiscal year 2010.

5.	STOCKHOLDERS’ EQUITY

During fiscal year 2008, we did not make any repurchases of our Common Stock. During fiscal year 2009 we purchased 2,642,386 shares of Common Stock at a cost of $25,161. During fiscal year 2010 we purchased 438,853 shares of Common Stock at a cost of $4,839. All of our Common Stock repurchases were made in open-market transactions and not pursuant to any publicly traded plans. We may make purchases of common stock in the future, but we have no commitments to do so.

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

Our 1999 Stock Option Plan terminated upon shareholder approval of our 2007 Plan, and no further grants of awards can be made under that plan although the rights of holders of options previously granted and outstanding under that plan were not affected. The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing formula that used the assumptions noted in the following table. Expected volatilities were based on the historical volatility of our stock measured over a period commensurate with the expected life of granted stock options. The expected term of options represented the period of time that options granted were expected to be outstanding and was determined based on the simplified method as discussed in ASC 718, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on the U.S. Treasury rate at the date of the grant, which most closely resembled the expected life of options. The expected dividend yield was 0%.

	Year Ended October 3, 2008	Year Ended October 2, 2009
Expected volatility	28% - 36%	41% - 46%
Expected dividends	—	—
Expected life (in years)	3.40 - 3.60	3.60 - 3.70
Risk-free interest rate	2.5% - 4.3%	1.3% - 2.2%

A summary of option activity under the 2007 Plan and previous plans during fiscal years 2008, 2009, and 2010 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 28, 2007	800,000	$13.94
Options granted	120,000	$19.09
Options exercised	(2,000)	$12.77
Options forfeited, expired and unearned	(275,000)	$13.95

Outstanding at October 3, 2008	643,000	$14.04
Options granted	225,000	$10.52
Options exercised	—	—
Options forfeited, expired and unearned	(476,000)	$12.97

Outstanding at October 2, 2009	392,000	$13.32
Options granted	—	—
Options exercised	(49,000)	$10.97
Options forfeited, expired and unearned	(183,000)	$13.65

Outstanding at October 1, 2010	160,000	$13.66	2.2	$—
Vested and expected to vest at October 1, 2010	160,000	$13.66	2.2	$—
Exercisable at October 1, 2010	114,000	$14.07	1.8	$—

The weighted average grant-date fair value of options granted during fiscal years 2008 and 2009 was $5.28 and $3.57, respectively. There were no options granted in fiscal year 2010. The total intrinsic value of options exercised during fiscal years 2008 and 2010 was $10 and $102, respectively. There were no options exercised in fiscal year 2009.

We had 46,052 non-vested options outstanding as of October 1, 2010.

Stock-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $785, $559 and $106 for fiscal years 2008, 2009 and 2010, respectively. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. During fiscal year 2009, we reduced to zero the estimated forfeiture rate for executive personnel.

The total income tax benefit relating to stock options and recognized in the consolidated statement of operations was $247, $187 and $187 for fiscal years 2008, 2009 and 2010, respectively. As of October 1, 2010, there was $81 of total unrecognized compensation costs related to non-vested stock options granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average remaining period of 1.0 years.

During fiscal year 2010 we received $497 for the exercise of stock options.

Restricted Stock

As noted above, our 2007 Plan permits us to grant shares of restricted stock. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period, and may be repurchased by us for nominal consideration if the employee ceases to be employed by us during that period. The restriction period is determined by the Compensation and Stock Option Committee of our Board of Directors.

During fiscal year 2008, we issued 22,291 shares of restricted common stock to certain employees and outside directors. The vesting of these shares was subject to meeting certain financial performance targets during fiscal year 2008, which were not fully met. As a result, only 8,301 shares were earned; one third of these shares vested on December 31, 2008 and one third of these shares vested on December 31, 2009. Subject to continued employment of the grantee, the remaining shares will vest on December 31, 2010.

During fiscal year 2009, we issued 42,519 shares of restricted stock to certain employees and outside directors. The vesting of these shares was subject to meeting certain financial performance targets during fiscal year 2009, which were not met. As a result, none of these shares will vest.

We did not issue any shares of restricted stock during fiscal year 2010.

The fair value of our restricted stock awards is equal to the market price of our stock on the date of grant. The following table provides a summary of restricted stock activity for fiscal years 2008, 2009 and 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 28, 2007	25,914	$12.66
Granted	22,291	$20.70
Vested	(8,632)	$12.66
Cancelled and forfeited	(15,746)	$20.36

Nonvested at October 3, 2008	23,827	$15.10
Granted	42,519	$10.61
Vested	(10,705)	$14.46
Cancelled and forfeited	(42,519)	$10.61

Nonvested at October 2, 2009	13,122	$15.61
Granted	—	—
Vested	(10,711)	$14.47
Cancelled and forfeited	(131)	$20.70

Nonvested at October 1, 2010	2,280	$20.70

For fiscal years 2008, 2009 and 2010 we recognized $283, $96 and $29, respectively, in compensation costs related to restricted stock awards. Unrecognized compensation cost related to nonvested restricted stock awards totaled approximately $4 as of October 1, 2010 and is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Units

As noted above, our 2007 Plan permits us to grant restricted stock units, which entitle holders to receive shares of common stock upon vesting. During fiscal year 2010, we granted 57,135 restricted stock units to certain employees and outside directors. These stock units were earned subject to meeting certain financial performance targets during fiscal year 2010, which were met. As a result, these stock units will vest ratably on November 2, over the next three fiscal years. A summary of the stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at October 2, 2009	—	—
Granted	57,135	$10.52
Vested	—	—
Forfeited	(1,764)	$10.52

Nonvested at October 1, 2010	55,371	$10.52

7.	EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Prior to April 1, 2009, we made contributions at a rate of 75% of the first 6% of employee compensation contributed. Starting April 1, 2009 we made contributions at a rate of 50% of the first 2% of employee compensation contributed. Starting October 1, 2010 we make contributions at a rate of 30% of the first 6% of employee compensation contributed. We contributed $741, $532 and $158 to our 401(k) Plan for fiscal years 2008, 2009, and 2010, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2008, 2009 and 2010 our cost for these plans was approximately $663, $576, and $531, respectively.

8.	EARNINGS PER SHARE

Income per share—basic is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Income per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants and of outstanding options to purchase common stock, using the treasury stock method. For fiscal years 2008, 2009, and 2010, 31,302, 391,949 and 159,986 stock options, respectively, were anti-dilutive and excluded from the Income per share—diluted calculation. For fiscal years 2008, 2009 and 2010, nonvested restricted common stock grants of 23,827, 13,122 and 0 respectively, were anti-dilutive and excluded from the Income per share—diluted calculation. None of the nonvested restricted stock units granted in fiscal year 2010 were anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Numerator:
Net income	$13,800	$1,203	$4,388

Denominator:
Weighted-average shares outstanding—basic	16,516	15,181	13,722
Dilutive effect of stock options, restricted stock and restricted stock units	64	—	17

Weighted-average shares outstanding—diluted	16,580	15,181	13,739

Income Per Share:
Income per common share—basic	$0.84	$0.08	$0.32

Income per common share—diluted	$0.83	$0.08	$0.32

9.	OPERATING SEGMENT INFORMATION

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials, or of the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in fiscal years 2008, 2009 or 2010.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: the United States, Canada, the United Kingdom, France, Sweden and Japan. As a measure of segment performance, our Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $1,109, $605 and $1,216 in fiscal years 2008, 2009 and 2010, respectively.

Summarized financial information by reportable segment for fiscal years 2008, 2009 and 2010, is as follows:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Revenues:
United States	$80,437	$64,939	$65,624
Canada	19,491	13,468	13,025
United Kingdom	47,225	30,651	27,899
France	19,247	14,535	12,344
Sweden	11,826	6,333	6,539
Japan	3,052	2,633	2,039

Total	$181,278	$132,559	$127,470

Gross profit:
United States	$44,082	$35,347	$34,231
Canada	12,810	8,487	7,826
United Kingdom	26,117	15,438	13,763
France	11,720	8,520	7,019
Sweden	7,790	3,765	4,024
Japan	1,952	1,759	1,409

Total	$104,471	$73,316	$68,272

Depreciation and amortization (included in gross profit):
United States	$2,019	$2,130	$2,321
Canada	373	323	316
United Kingdom	1,129	935	958
France	467	491	332
Sweden	219	166	163
Japan	18	21	26

Total	$4,225	$4,066	$4,116

Summarized financial information by reportable segment for fiscal years 2008, 2009 and 2010 is as follows:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Total assets:
United States	$105,055	$92,505	$55,356
Canada	15,993	5,374	5,311
United Kingdom	33,348	23,381	23,898
France	8,280	9,035	8,221
Sweden	8,403	5,115	5,806
Japan	1,345	1,410	1,581

Total	$172,424	$136,820	$100,173

Long-lived assets:
United States	$16,403	$13,397	$11,974
Canada	1,038	601	426
United Kingdom	6,261	4,624	3,852
France	1,788	1,919	1,280
Sweden	774	494	275
Japan	124	97	93

Total	$26,388	$21,132	$17,900

Capital expenditures:
United States	$3,894	$952	$1,992
Canada	463	72	200
United Kingdom	1,643	376	434
France	626	687	264
Sweden	160	46	64
Japan	73	1	25

Total	$6,859	$2,134	$2,979

10.	AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

October 1, 2010:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$4,997	$—	$—	$4,997
U.S. Government and Agency Securities	—	—	—	—
Municipal Securities	—	—	—	—
Corporate Securities	—	—	—	—
Auction Rate Securities	—	—	—	—

	$4,997	$—	$—	$4,997

October 2, 2009:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$—	$—	$—	$—
U.S. Government and Agency Securities	—	—	—	—
Municipal Securities	13,822	62	—	13,884
Corporate Securities	1,006	7	—	1,013
Auction Rate Securities	17,000	—	(2,400)	14,600

	$31,828	$69	$(2,400)	$29,497

The scheduled maturities of available for sale securities were as follows as of October 1, 2010:

Fair Value
Due within a year	$4,997
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	—

$4,997

Net proceeds from sales of available for sale securities less purchases of available for sale securities for the year ended October 1, 2010 were $26,512, including recognized gains of $17. Net proceeds of available for sale securities for the year ended October 2, 2009 were $12,879, including recognized gains of $22.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 months		12 Months or Greater		Total
October 1, 2010:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction Rate Securities	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

	Less than 12 months		12 Months or Greater		Total
October 2, 2009:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction Rate Securities	—	—	14,500	(2,400)	14,500	(2,400)

	$—	$—	$14,500	$(2,400)	$14,500	$(2,400)

At October 2, 2009 we had $17.0 million in face value of ARS, against which we took a temporary impairment charge of $2.4 million. All of these were sold at their stated value during fiscal year 2010 under our repurchase agreement with UBS, and we reversed the temporary impairment.

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

•

United States Government and Agency Securities—Because of the readily available markets for these instruments, we use quoted prices and other relevant information generated by market transactions involving identical or comparable assets provided by our investment broker/advisor to establish fair values.

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

•

Auction Rate Securities—Given the complexity of our investments in ARS, we engaged an independent investment advisor to assist in determining the fair value of our investments. We, with the assistance of our advisor, estimated the fair value of the ARS based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates consistent with current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The estimated fair values were subject to changes based on market conditions after the date of valuation.

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at October 1, 2010 and October 2, 2009:

Fiscal year ended October 1, 2010:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$4,997	$—	$—
Municipal Securities	—	—	—
Corporate Securities	—	—	—
Auction Rate Securities	—	—	—

	$4,997	$—	$—

Fiscal year ended October 2, 2009:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$—	$—	$—
Municipal Securities	—	13,884	—
Corporate Securities	1,013	—	—
Auction Rate Securities	—	—	14,600

	$1,013	$13,884	$14,600

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents the changes in level 3 assets measured on a recurring basis for the year ended October 1, 2010. During fiscal year 2010, all of our level 3 assets consisted of ARS, with changes in fair value included in other comprehensive income (loss).

Auction Rate Securities
Balance, beginning of period	$14,600
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	2,400
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	(17,000)
Settlements	—

Balance, end of period	$—

Change in unrealized gains relating to assets still held at October 1, 2010	$—

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our AROs at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the year ended October 1, 2010.

12.	VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Beginning balance	$195	$194	$224
Provision for doubtful accounts	103	151	80
Charges against allowance	(100)	(140)	(77)
Other	(4)	19	14

Ending balance	$194	$224	$241

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	Fiscal Year Ended
	October 3, 2008	October 2, 2009	October 1, 2010
Beginning balance	$690	$469	$—
Provisions	(221)	(469)	—
Charges against allowance	—	—	—

Ending balance	$469	$—	$—

13.	RELATED PARTY TRANSACTIONS

Dr. David C. Collins, our Vice Chairman and former Chief Executive Officer, oversees (with the concurrence of the Nominating and Governance Committee of our Board of Directors) a charitable program under which we donated $150, $180, and $96 during fiscal years 2008, 2009 and 2010, respectively, to charitable organizations.

14.	QUARTERLY DATA (UNAUDITED)

	Q1 January 2, 2009	Q2 April 3, 2009	Q3 July 3, 2009	Q4 October 2, 2009*
Revenues	$37,966	$30,526	$32,279	$31,788
Cost of revenues	16,317	14,398	14,439	14,089

Gross profit	21,649	16,128	17,840	17,699

Operating expenses:
Course development	2,211	1,977	1,627	1,627
Sales and marketing	9,111	8,846	6,994	7,011
General and administrative	7,655	7,766	6,022	10,486

Total operating expenses	18,977	18,589	14,643	19,124

Income (loss) from operations	2,672	(2,461)	3,197	(1,425)
Other income, net	378	344	295	31

Income (loss) before provision (benefit) for income taxes	3,050	(2,117)	3,492	(1,394)
Provision (benefit) for income taxes	1,208	(756)	1,352	24

Net income (loss)	$1,842	$(1,361)	$2,140	$(1,418)

Income (loss) per common share—basic	$0.11	$(0.09)	$0.15	$(0.10)

Income (loss) per common share—diluted	$0.11	$(0.09)	$0.15	$(0.10)

*	In the fourth quarter of fiscal year 2009, we increased general and administrative expense by $4,233 to reflect the anticipated cost of the settlement of a previously disclosed claim made by the U.S. Government (see also Note 4) and we paid approximately $666 of U.S. income taxes on tax dividends from foreign subsidiaries.

	Q1 January 1, 2010	Q2 April 2, 2010	Q3 July 2, 2010	Q4 October 1, 2010
Revenues	$32,505	$28,293	$32,781	$33,891
Cost of revenues	14,027	13,696	15,713	15,762

Gross profit	18,478	14,597	17,068	18,129

Operating expenses:
Course development	1,717	1,873	1,768	1,946
Sales and marketing	6,801	7,679	7,777	8,204
General and administrative	6,076	7,215	6,215	5,804

Total operating expenses	14,594	16,767	15,760	15,954

Income (loss) from operations	3,884	(2,170)	1,308	2,175
Other income, net	223	137	235	(38)

Income (loss) before provision (benefit) for income taxes	4,107	(2,033)	1,543	2,137
Provision (benefit) for income taxes	1,684	(762)	(526)	970

Net income (loss)	$2,423	$(1,271)	$2,069	$1,167

Income (loss) per common share—basic	$0.18	$(0.09)	$0.15	$0.08

Income (loss) per common share—diluted	$0.18	$(0.09)	$0.15	$0.08

15.	SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of October 1, 2010 and have determined there are no subsequent events that require disclosure.

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

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 1, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2010.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of October 1, 2010, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of October 1, 2010.

BDO USA, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of October 1, 2010, which is filed herewith.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Reston, VA

We have audited Learning Tree International, Inc. and subsidiaries’ internal control over financial reporting as of October 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Learning Tree International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Learning Tree International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of October 1, 2010 and October 2, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 1, 2010 and our report dated December 9, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland

December 9, 2010

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	159,986	$13.66	721,888
Equity compensation plan not approved by security holders	—	—	—

Total	159,986	$13.66	721,888

The remaining information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on the 9th day of December 2010.

LEARNING TREE INTERNATIONAL, INC.

By:	/S/ NICHOLAS R. SCHACHT
Name:	Nicholas R. Schacht
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ERIC R. GAREN Eric R. Garen	Chairman of the Board	December 9, 2010

/S/ DAVID C. COLLINS, PH.D. David C. Collins, Ph.D.	Vice Chairman of the Board	December 9, 2010

/S/ NICHOLAS R. SCHACHT Nicholas R. Schacht	President, Chief Executive Officer and Director	December 9, 2010

/S/ CHARLES R. WALDRON Charles R. Waldron	Chief Financial Officer and Chief Accounting Officer	December 9, 2010

/S/ W. MATHEW JUECHTER W. Mathew Juechter	Director	December 9, 2010

/S/ HOWARD A. BAIN III Howard A. Bain III	Director	December 9, 2010

/S/ CURTIS A. HESSLER Curtis A. Hessler	Director	December 9, 2010

/S/ STEFAN C. RIESENFELD Stefan C. Riesenfeld	Director	December 9, 2010

/S/ GEORGE T. ROBSON George T. Robson	Director	December 9, 2010

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
**	This exhibit is a management contract, compensatory plan or arrangement.

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007 (xviii)

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006 (ix)

4.1	Form of Common Stock Certificate (xviii)

10.1	Employment Agreement between Registrant and Eric R. Garen, dated November 16, 2003 (ii) **

10.2	Written description of amended oral agreement between Registrant and Dr. David C. Collins (xviii) **

10.3	Employment Agreement between Registrant and Nicholas R. Schacht, dated as of October 1, 2005 (v) **

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of October 1, 2005 (v) **

10.5	Employment Agreement between Registrant and Charles R. Waldron, dated as of August 29, 2007 (xiv) **

10.6	Employment Agreement between Registrant and David A. Booker, dated as of October 15, 2007 (xv) **

10.7	2007 Equity Incentive Plan (xiii) **

10.8	Amendment of 2007 Equity Incentive Plan adopted December 30, 2009 (xix) **

10.9	2007 Equity Incentive Plan Form of Restricted Stock Award Agreement (xvi) **

10.10	2007 Equity Incentive Plan Form of Stock Option Award Agreement (xvi) **

10.11	2007 Equity Incentive Plan Form of Stock Award Agreement (xvii) **

10.12	2007 Equity Incentive Plan Form of Stock Award Agreement (xxii) **

10.13	Lease between Learning Tree International Limited and Westinghouse Brake and Signal Holdings Limited (iv)

10.14	Office Lease between Registrant and Metropolitan Life Insurance Company (iv)

10.15	Lease between Registrant and Bombardier Transportation International Limited (iv)

10.16	Rental Lease between Registrant and Förvaltningsbolaget Marievik HB (iv)

10.17	Facility Sublease between Learning Tree International Limited and Metronet Rail BCV Limited (vi)

10.18	Facility Lease Agreement between Learning Tree International Inc. and T.E.C. Leaseholds Limited (vii)

10.19	Amendment of Facility Lease Agreement between Learning Tree International Inc. and TEC Leaseholds Limited effective January 6, 2010 (xxi)

10.20	Office Lease between Registrant and TrizecHahn One NY Plaza LLC (viii)

10.21	Lease among Registrant, Learning Tree International Limited and Courtlands Developments Limited (viii)

EXHIBIT NUMBER	DESCRIPTION
10.22	Office Underleases between Learning Tree International Limited and Digital Equipment Co. Limited (viii)

10.23	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC (x)

10.24	Lease between Learning Tree International Limited and Westinghouse Brake and Signal Holdings Limited (xi)

10.25	Counterpart Guarantee and Rent Deposit Deed among Registrant, Learning Tree International Limited and Courtlands Developments Limited (v)

10.26	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC (xii)

10.27	Lease Agreement between Registrant and Reston Town Center Property LLC (xx)

10.28	Form of Indemnification Agreement (iii) **

14	Code of Business Conduct and Ethics (i)

21.1	Subsidiaries of the Registrant (ix)

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification by Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification by Chief Financial Officer (filed herewith)

(i)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(ii)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.
(iii)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.
(iv)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.
(v)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.
(vi)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 11, 2005.
(vii)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 30, 2005.
(viii)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(ix)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.
(x)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.
(xi)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 23, 2007.
(xii)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.
(xiii)	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.
(xiv)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 29, 2007.
(xv)	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed December 11, 2007.
(xvi)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

(xvii)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 6, 2009.
(xviii)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.
(xix)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 4, 2010.
(xx)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 11, 2010.
(xxi)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2010.
(xxii)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2010.