Form 10-Q
period 2010-12-31
LEARNING TREE INTERNATIONAL INC
filed 2011-02-08
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of common stock, $.0001 par value, outstanding as of February 7, 2011 was 13,516,388.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—December 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	October 1, 2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$37,676	$34,449
Available for sale securities	2,000	4,997
Trade accounts receivable, net	17,978	18,311
Income tax receivable	271	230
Prepaid expenses	4,428	4,649
Deferred income taxes	—	55
Other current assets	2,626	2,074

Total current assets	64,979	64,765
Equipment, Property and Leasehold Improvements:
Education and office equipment	41,676	42,111
Transportation equipment	199	204
Property and leasehold improvements	28,744	28,446

	70,619	70,761
Less: accumulated depreciation and amortization	(53,499)	(53,897)

	17,120	16,864
Restricted interest-bearing investments	9,256	9,367
Deferred income taxes	7,919	8,141
Other assets	996	1,036

Total assets	$100,270	$100,173

Liabilities
Current Liabilities:
Trade accounts payable	$6,573	$7,578
Deferred revenues	34,135	35,745
Accrued payroll, benefits and related taxes	4,484	4,464
Other accrued liabilities	2,868	2,729
Income taxes payable	1,189	415
Deferred income taxes	46	—
Current portion of deferred facilities rent and other	1,378	1,298

Total current liabilities	50,673	52,229
Asset retirement obligations	3,191	3,291
Deferred income taxes	293	293
Deferred facilities rent and other	6,924	6,435
Noncurrent tax liabilities	2,568	3,153

Total liabilities	63,649	65,401

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,526,920 and 13,512,027 issued and outstanding, respectively	1	1
Additional paid-in capital	5,046	4,933
Accumulated comprehensive loss (income)	(8)	180
Retained earnings	31,582	29,658

Total stockholders’ equity	36,621	34,772

Total liabilities and stockholders’ equity	$100,270	$100,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended
	December 31, 2010	January 1, 2010
Revenues	$35,632	$32,505
Cost of revenues	15,790	14,027

Gross profit	19,842	18,478
Operating expenses:
Course development	1,977	1,717
Sales and marketing	7,665	6,801
General and administrative	7,241	6,076

	16,883	14,594

Income from operations	2,959	3,884
Other income (expense):
Interest income, net	57	202
Foreign exchange (losses) gains	(37)	15
Other, net	(1)	6

	19	223

Income before provision for income taxes	2,978	4,107
Provision for income taxes	1,015	1,684

Net income	$1,963	$2,423

Earnings per share:
Income per common share—basic	$0.15	$0.18

Income per common share—diluted	$0.14	$0.18

Weighted average shares outstanding:
Weighted average shares—basic	13,519	13,841

Weighted average shares—diluted	13,544	13,844

Comprehensive income:
Net income	$1,963	$2,423
Temporary recovery of available for sale securities	1	87
Foreign currency translation adjustments	(189)	(90)

Comprehensive income	$1,775	$2,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	December 31, 2010	January 1, 2010
Cash flows—operating activities
Net Income	$1,963	$2,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,272	1,472
Share based compensation	113	186
Deferred income taxes	(285)	376
Provision for doubtful accounts	14	7
Accretion on asset retirement obligations	46	50
Gains on disposal of equipment and leasehold improvements	(1)	—
Unrealized foreign exchange losses (gains)	2	(31)
Gain on settlement of asset retirement obligation	(103)	—
Changes in operating assets and liabilities:
Trade accounts receivable	220	1,638
Prepaid marketing expenses	(48)	23
Prepaid expenses and other assets	(212)	(115)
Income tax receivable / payable	682	(65)
Trade accounts payable	(955)	(2,262)
Deferred revenues	(1,542)	(2,439)
Deferred facilities rent	606	(248)
Other accrued liabilities	202	(269)

Net cash provided by operating activities	1,974	746

Cash flows—investing activities:
Purchases of available for sale securities	(6,999)	(1,080)
Sales of available for sale securities	10,000	625
Purchases of equipment, property and leasehold improvements	(1,605)	(792)
Proceeds from sale of equipment, property and leasehold improvements	6	—

Net cash provided by (used in) investing activities	1,402	(1,247)

Cash flows—financing activities:
Shares surrendered in lieu of tax withholding	(39)	—
Payments to repurchase common stock	—	(1,044)

Net cash used in financing activities	(39)	(1,044)

Effects of exchange rate changes on cash and cash equivalents	(110)	(62)

Net increase (decrease) in cash and cash equivalents	3,227	(1,607)
Cash and cash equivalents at beginning of period	34,449	44,313

Cash and cash equivalents at end of period	$37,676	$42,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended October 1, 2010 included in our Annual Report on Form 10-K.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the first quarter of the current fiscal year ended on December 31, 2010, while the first quarter of our prior fiscal year ended on January 1, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of December 31, 2010, and our results of operations for the three months ended December 31, 2010 and January 1, 2010, and our cash flows for the three months ended December 31, 2010 and January 1, 2010.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense of $0.1 million related to grants of employee stock options, restricted stock and restricted stock units was included in cost of revenues and operating expenses during the three months ended December 31, 2010, allocated in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.2 million for grants of employee stock options, restricted stock, restricted stock units and unrestricted common stock (for bonuses) for the three months ended January 1, 2010.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the ARO liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Three months ended December 31, 2010	Year ended October 1, 2010
ARO balance, beginning of period	$3,291	$3,458
Accretion expense	46	178
Gain on settlement of ARO liability	(103)	(332)
Foreign currency translation	(43)	(13)

ARO balance, end of period	$3,191	$3,291

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

NOTE 4—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 160,000 stock options were excluded from the computations of diluted earnings per share for the three months ended December 31, 2010 because their effect would not have been dilutive. Approximately 424,000 stock options and restricted stock units were excluded from the computations of diluted earnings per share for the three months ended January 1, 2010. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	December 31, 2010	January 1, 2010
Numerator:
Net income	$1,963	$2,423

Denominator:
Weighted average shares outstanding
Basic	13,519	13,841
Effect of dilutive securities	25	3

Diluted	13,544	13,844

Income per common share—basic	$0.15	$0.18

Income per common share—diluted	$0.14	$0.18

NOTE 5—INCOME TAXES

The income tax provision used in the first three months of fiscal year 2011 reflects a 34.1% effective tax rate, which approximates our expected fiscal year 2011 full year effective tax rate, taking into consideration all projected permanent differences, and discrete items recorded in the year-to-date period. The income tax provision for the first three months of fiscal year 2010 reflected a 41.0% effective tax rate.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first quarter of fiscal year 2011.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the first quarter of fiscal year 2011 and 2010 is as follows:

	Three months ended
	December 31, 2010	January 1, 2010
Revenues:
United States	$15,854	$13,875
Canada	4,023	3,472
United Kingdom	8,430	7,837
France	4,174	4,576
Sweden	2,517	2,028
Japan	634	717

Total	$35,632	$32,505

Gross profit:
United States	$8,324	$7,320
Canada	2,621	2,249
United Kingdom	4,205	4,361
France	2,602	2,773
Sweden	1,652	1,252
Japan	438	523

Total	$19,842	$18,478

Total assets:
United States	$55,499	$89,754
Canada	4,855	5,390
United Kingdom	23,938	22,808
France	8,259	8,971
Sweden	5,840	4,880
Japan	1,879	1,457

Total	$100,270	$133,260

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

(tables in thousands, except per share data)

Unaudited

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
Commercial Paper	$2,000	$—	$—	$2,000

	$2,000	$—	$—	$2,000

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 1, 2010:
Commercial Paper	$4,997	$—	$—	$4,997

	$4,997	$—	$—	$4,997

The scheduled maturities of available for sale securities were as follows as of December 31, 2010:

Fair Value
Due within a year	$2,000
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	—

$2,000

Net sales of available for sale securities were $3.0 million for the three months ended December 31, 2010 and net purchases were $0.5 million for the three months ended January 1, 2010. No realized gains or losses were recognized in either period.

There were no securities in a continuous unrealized-loss position for less than 12 months and for 12 months or more.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months ended December 31, 2010 we did not repurchase any shares of our common stock, however, see Note 12 for a discussion of repurchases made after December 31, 2010. During the three months ended January 1, 2010, we repurchased 90,957 shares of our common stock at a total cost of approximately $1.0 million. These shares were retired, and the purchase price for the shares was charged to retained earnings.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at December 31, 2010 and October 1, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Commercial Paper	$2,000	$—	$—

	$2,000	$—	$—

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 1, 2010:
Commercial Paper	$4,997	$—	$—

	$4,997	$—	$—

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Level 3 Assets Measured at Fair Value on a Recurring Basis

There are no level 3 assets measured at fair value on a recurring basis as of December 31, 2010.

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months ended December 31, 2010.

NOTE 11—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	December 31, 2010	October 1, 2010
Deferred rent	$819	$505
Sublease loss accruals	559	793

	$1,378	$1,298

Deferred Facilities Rent and Other

	December 31, 2010	October 1, 2010
Deferred rent	$5,400	$4,913
Sublease loss accruals	933	938
Other minimum lease payments	591	584

	$6,924	$6,435

NOTE 12—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of December 31, 2010, and have determined that there are no subsequent events that require disclosure, except as noted below.

After the end of our first quarter, and through February 7, 2011, we repurchased 10,532 shares of our common stock at a total cost of approximately $0.1 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010 (our “2010 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may,” or other similar expressions in this Report. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, future operating expenses, future gross profits, earnings or losses, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this report that are not historical facts are also forward-looking statements.

We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on our beliefs, assumptions made by us, and information currently available to us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control and ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on assumptions and known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 11 and elsewhere in our 2010 10-K, as well as in our other filings with the Securities and Exchange Commission.

The risks included in our filings are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except as otherwise required by law.

OVERVIEW

We are a leading worldwide vendor-independent provider to business and government organizations for the training and education of their managers and information technology (“IT”) professionals. Since our founding in 1974, we have provided high-quality training to nearly 2.1 million managers and IT professionals.

We develop our own proprietary courses to be highly interactive, and incorporate extensive hands-on exercises or case study workshops. Our vendor-independent IT courses provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. Our management courses, while addressing core concepts and theories, focus heavily on providing skills, tools and technologies that participants can apply immediately upon returning to their jobs. Our RealityPlus™ management courses utilize extensive “real-world” simulations to teach practical management techniques. This innovative, multi-media methodology provides an environment in which RealityPlus™ course participants learn entirely by doing. Throughout the courses, participants gain extensive experience applying new management skills in life-like, challenging situations, within the confines of the classroom and under the guidance of an expert instructor. We believe that as a result, RealityPlus™ course participants achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplace.

Based on their sophistication and quality, all our courses are recommended for one to two semester hours of college credit by the American Council on Education. We are also a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium (ISC) 2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute.

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

Our instructors are not full time employees; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms as independent consultants or full-time employees elsewhere when they are not teaching. On average, each expert instructor teaches about 9 courses per year on an “as needed” basis. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so the majority of course delivery costs are variable. In addition to the delivery of our courses in our state-of-the-art education centers, our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at hotels, conference facilities and customer sites worldwide.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

KEY METRICS OF OUR FIRST QUARTER OF FISCAL YEAR 2011

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three months ended December 31, 2010:

•	Revenues increased to $35.6 million from $32.5 million, an increase of 9.6% from the same quarter of fiscal year 2010.

•	Our gross profit declined to 55.7% of revenues from 56.8% of revenues for the same quarter of fiscal year 2010.

•

Operating expenses increased by $2.3 million compared to the same quarter of our prior fiscal year. Operating expenses were 47.4% of revenues compared to 44.9% of revenues for the same quarter of fiscal year 2010.

•	Income from operations was $3.0 million compared to $3.9 million in the same quarter of fiscal year 2010.

•	Net income was $2.0 million compared to net income of $2.4 million in our first quarter of fiscal year 2010.

•	The sum of cash and cash equivalents and current available for sale securities increased $0.2 million to $39.6 million at December 31, 2010 compared with October 1, 2010.

•	Net working capital (current assets minus current liabilities) increased by $1.8 million and was $14.3 million at December 31, 2010 compared with $12.5 million at October 1, 2010.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended
	December 31, 2010	January 1, 2010
Revenues	100.0%	100.0%
Cost of revenues	44.3%	43.2%

Gross profit	55.7%	56.8%
Operating expenses:
Course development	5.6%	5.3%
Sales and marketing	21.5%	21.0%
General and administrative	20.3%	18.6%

Total operating expenses	47.4%	44.9%

Income from operations	8.3%	11.9%
Other income (expense), net	0.1%	0.7%

Income before taxes	8.4%	12.6%
Income tax provision	2.9%	5.1%

Net income	5.5%	7.5%

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED WITH THE THREE MONTHS ENDED JANUARY 1, 2010

Revenues. We achieved revenues of $35.6 million in our first quarter of fiscal year 2011, an increase of $3.1 million or 9.6% compared to revenues of $32.5 million in the same quarter of fiscal year 2010. The increase in revenues primarily resulted from a 10.8% increase in the number of course participants partially offset by a 1.2% reduction in average revenue per participant. The reduction in average revenue per participant primarily resulted from a 1.0% adverse effect of changes in foreign exchange rates.

During our first quarter of fiscal year 2011, we trained 19,503 course participants, a 10.8% increase from the 17,600 course participants we trained in the first quarter of fiscal year 2010.

During our first quarter of fiscal year 2011, we provided 69,724 attendee-days of training, a 12.7% increase from 61,855 attendee-days in the same quarter in fiscal year 2010. In our management courses during our first quarter of fiscal year 2011, we provided 27,460 attendee-days of training, a 16.1% increase from the 23,655 attendee-days in the corresponding period in fiscal year 2010. In our IT courses during our first quarter of fiscal year 2011, we provided 42,264 attendee-days of training, a 10.6% increase from the 38,200 attendee-days in the corresponding period in fiscal year 2010.

In our first quarter of fiscal year 2011, average revenue per participant was 1.2% lower than in the same quarter of fiscal year 2010 due primarily to the 1.0% negative effect of changes in foreign exchange rates.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our first quarter of fiscal year 2011, we presented 1,571 events, a 12.8% increase from 1,393 events during the same period in fiscal year 2010. Our cost of revenues for our first quarter of fiscal year 2011 was $15.8 million, or 44.3% of revenues, compared to $14.0 million, or 43.2% of revenues, in the same period in fiscal year 2010. Our gross profit percentage for the first quarter of fiscal year 2011 was 55.7% compared to 56.8% in the same quarter of the prior fiscal year.

Cost of revenues as a percentage of revenues increased in our first quarter of fiscal year 2011 because revenues increased 9.6% and cost of revenues increased 12.6%. The change in cost of revenues as a percentage of revenues in our first quarter of fiscal year 2011 primarily reflects a 2.9% decrease in average revenue per event and a 0.2% decrease in average cost per event. The decrease in average revenue per event was primarily the result of the 1.2% decrease in average revenue per participant and a 1.7% decrease in average participants per event. Changes in exchange rates do not materially affect gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During our first quarter of fiscal year 2011 course development expenses were 5.6% of revenues, compared to 5.3% in the same quarter of fiscal year 2010. Overall spending on course development in our first quarter of fiscal year 2011 was $2.0 million, a 15.1% increase from the $1.7 million spent on course development in our first quarter of fiscal year 2010. The increase in expense reflects increases in course development expense of $0.4 million including subject matter experts, payroll and benefits and royalty expense, partially offset by a decrease of $0.1 million in consulting expense.

In our first quarter of fiscal year 2011, we introduced three new IT course titles and one new management course title. We retired no management course titles and retired six IT course titles in the first quarter. As a result, our library of instructor-led courses numbered 212 titles at the end of our first quarter of fiscal year 2011 compared with 216 titles at the end of the same quarter of fiscal year 2010. At the end of our first quarter of this fiscal year, we had 78 management titles in our course library, compared with 77 titles at the end of the same quarter of fiscal year 2010. Our library of IT titles numbered 134 at the end of our first quarter of fiscal year

2011, compared to 139 at the end of the same quarter of fiscal year 2010. During this period, we have continued to improve our Learning Tree AnyWare™ live e-learning delivery platform, adding additional features and functionality.

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

Sales and marketing expense in our first quarter of fiscal year 2011 was 21.5% of revenues, compared with 21.0% for the same quarter in fiscal year 2010. Sales and marketing expense was $7.7 million in our first quarter of fiscal year 2011, compared to $6.8 million during our first quarter of fiscal year 2010. The increase in expense of $0.9 million included: increases in payroll and benefits of $0.5 million reflecting our increased sales effort; increases of $0.3 million in catalog production reflecting an increase in catalogs mailed; increases of $0.2 million in advertising expense, partially offset by a decline of $0.1 million on various other expenses. Changes in foreign exchange rates included in these figures caused total sales and marketing expenses to decrease by about 0.8%.

General and Administrative Expenses. General and administrative expense in our first quarter of fiscal year 2011 was 20.3% of revenues, compared with 18.6% for the same quarter in fiscal year 2010. General and administrative expense during our first quarter of fiscal year 2011 was $7.2 million, an increase of $1.2 million compared to $6.0 million in our first quarter of fiscal year 2010. The increase was due primarily to $0.6 million in payroll, benefits, incentive compensation and other gross pay and $0.3 million in professional fees, donations and other administrative expenses, as well as two non-recurring expenses: $0.2 million to increase our sublease loss reserve associated with subleases to our subtenants at our London education center, and $0.2 million in personnel restructuring expenses. This increase of $1.3 million was partially offset by a decrease in facilities expense of $0.1 million. Changes in foreign exchange rates included in these figures caused total general and administrative expenses to decrease by about 1.4%.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our first quarter of fiscal year 2011, other income, net totaled less than $0.1 million compared to $0.2 million in the same period of fiscal year 2010. The net decrease was primarily due to a reduction in interest income of $0.1 million due to lower interest rates and lower cash balances as well as a net foreign currency change of $0.1 million.

Income Taxes. Our income tax provision in our first quarter of fiscal year 2011 was an expense of $1.0 million compared to expense of $1.7 million in the first quarter of fiscal year 2010. The decrease in tax expense for our first quarter of fiscal year 2011 was due to the decrease in pre-tax income and a decrease in the effective tax rate to 34.1% from 41.0% in the same quarter of fiscal year 2010. The decrease in the fiscal year 2011 effective rate is due to changes in reserves for uncertain tax provisions.

Net Income. Our net income for our first quarter of fiscal year 2011 was $2.0 million compared to net income of $2.4 million for the first quarter of fiscal year 2010.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2010 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2010 include cash and cash equivalents on hand of $37.7 million. During the first three months of fiscal year 2011, our total cash and cash equivalents increased by $3.2 million, largely as a result of cash provided by operations of $2.0 million and net sales of available for sale securities of $3.0 million offset by capital expenditures of $1.6 million.

At December 31, 2010 our net working capital (current assets minus current liabilities) was $14.3 million, a $1.8 million increase from our working capital balance at October 1, 2010, primarily as a result of a decrease in accounts payable of $1.0 million and a decrease in deferred revenue of $1.6 million, offset by an increase in income taxes payable of $0.8 million.

Cash Flows. Our cash and cash equivalents increased $3.2 million to $37.7 million at December 31, 2010 from $34.5 million at October 1, 2010 (table in thousands).

	Three months ended
	December 31, 2010	January 1, 2010	Net Change
Cash provided by operating activities	$1,974	$746	$1,228
Cash provided by (used in) investing activities	1,402	(1,247)	2,649
Cash used in financing activities	(39)	(1,044)	1,005
Effects of exchange rate changes on cash and cash equivalents	(110)	(62)	(48)

Net increase (decrease) in cash and cash equivalents	$3,227	$(1,607)	$4,834

Cash provided by operating activities increased by $1.2 million in the first three months of fiscal year 2011. Cash provided by investing activities increased by $2.6 million in the first three months of fiscal year 2011, due primarily to an increase of $3.4 in net sales of available for sale securities offset by an increase in the purchases of equipment and other capital assets of $0.8 million. Cash used in financing activities decreased by $1.0 million, as we did not repurchase any shares of our common stock during the first quarter of fiscal year 2011. Changes in exchange rates had minimal effect on cash and cash equivalents during our first quarter of fiscal year 2011.

Liquidity. We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the three months ended December 31, 2010, we made capital expenditures of $1.6 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $1.7 million in equipment and other capital assets during the remainder of fiscal year 2011. Our contractual obligations as of December 31, 2010 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2010 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2010 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

Effect of Exchange Rates. Over half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of February 4, 2011 remain constant for the remainder of our second quarter we would expect there to be virtually no change due to changes in foreign exchange rates in our second quarter of fiscal year 2011.

Second Quarter Revenues. We currently expect revenues in our second quarter of fiscal year 2011 to be between $28.3 million and $29.8 million, compared to $28.3 million in the same quarter of fiscal year 2010. We have been delivering courses under our contract with the Department of Veterans Affairs (“VA”) for almost a year now, and as a result of these Learning Tree courses, nearly 4,000 VA course participants have gained the skills needed to improve the VA’s ability to plan, manage and deliver major projects more quickly, effectively and efficiently. Based on the favorable response to these courses, the VA has recently exercised its option for the second year of our five-year contract. Moreover, the VA wants to make it easier for a greater number of VA employees to attend our courses, and we are working with the VA to make changes in the course formats to accommodate that desire. As a result, we have shifted much of the training initially planned for our second quarter of fiscal 2011 to our third and fourth fiscal quarters when these changes should be fully implemented. Thus, although this should ultimately mean more revenues for us, this shift will adversely affect our second quarter revenues.

Second Quarter Gross Profit. We expect our gross profit percentage in our second quarter of fiscal year 2011 to be between 49.3% and 50.7% compared to 51.6% in our second quarter of fiscal year 2010, because of an increase in cost of revenues due to higher freight, travel, instructor fees and other costs associated with classes held at customer locations compared to our second quarter of fiscal 2010. Additionally, our gross profit percentage is generally at its lowest level during our second fiscal quarter of the year because the seasonally lower business volume of our second quarter means that our fixed direct costs are allocated over a relatively smaller number of course events than in other quarters.

Second Quarter Operating Expenses. We expect overall operating expenses for our second quarter of fiscal year 2011 to be between $16.5 million and $17.0 million, compared to $16.8 million in our second quarter of fiscal year 2010.

Second Quarter Loss from Operations. As a result of the above factors, we expect earnings from operations for our second quarter of fiscal year 2011 to be between a loss of $1.5 million and $2.5 million, compared with an operating loss of $2.2 million in the second quarter of fiscal year 2010.

Second Quarter Interest Income. We expect second quarter interest income to be less than $0.1 million.

Second Quarter Pre-Tax Loss. As a result of the above factors, we expect pre-tax earnings for our second quarter of fiscal year 2011 to be between a loss of $1.5 million and $2.5 million, compared with a pre-tax loss of $2.0 million in the second quarter of fiscal year 2010.

Effective Tax Rate. We estimate that our effective tax rate in our second quarter of fiscal year 2011 will be approximately 38%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our consolidated financial statements are prepared in U.S. dollars, while the operations of our foreign subsidiaries are conducted in their respective local currencies. Fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into U.S. dollars at the weighted average exchange rate. Consequently, as the value of the Dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively. A hypothetical appreciation of the Canadian Dollar, Euro, British Pound and Swedish Krona of 10% would result in a $0.1 million increase to our consolidated net income for the first quarter of fiscal year 2011. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to the net income for each of our subsidiaries during the period.

Fluctuations in currency exchange rates also can have an impact on the U.S. dollar amount of our stockholders’ equity. The assets and liabilities of our non United States subsidiaries are translated into U.S. dollars at the exchange rate of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in stockholders’ equity as accumulated other comprehensive income or loss. Due to unfavorable changes in the U.S. dollar relative to the Canadian Dollar, the Euro, the British Pound and the Swedish Krona, the foreign currency translation component of accumulated other comprehensive income declined $0.2 million during the first quarter of fiscal year 2011.

Additionally, we are exposed to the impact of foreign currency gains or losses due to short term intercompany transactions between the United States and its consolidated subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. These balances generated a foreign exchange loss of $0.1 million in the first quarter of fiscal year 2011. To perform a sensitivity analysis, we assessed the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. As of December 31, 2010, the result of a uniform 10% change in the values of foreign currency exchange rates against the U.S. dollar for intercompany exposures with all other variables held constant would be immaterial to our results of operations.

To date, we have not sought to hedge the risks associated with fluctuations in exchange rates. In the future, we may undertake such transactions; however, any hedging techniques we might implement might not be successful in eliminating or reducing the effects of currency fluctuations.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in available for sale securities, restricted interest bearing long-term investments and trade accounts receivable. We have policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies and government agencies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer accounted for more than 10% of our consolidated revenues on an annual or quarterly basis during fiscal year 2010 or during the first quarter of fiscal year 2011. We maintain an allowance for doubtful accounts for any potential credit losses related to our trade receivables. We do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and we do not hold or issue derivative financial instruments for trading or speculative purposes.

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

As of December 31, 2010, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2010 10-K. Please refer to that section of our 2010 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 8, 2011	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

	By:	/s/ CHARLES R. WALDRON
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007 *

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006 **

4.1	Form of Common Stock Certificate *

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)

*	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
**	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.