Form 10-Q
period 2011-04-01
LEARNING TREE INTERNATIONAL INC
filed 2011-05-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

The number of shares of common stock, $.0001 par value, outstanding as of May 5, 2011 was 13,479,409.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—April 1, 2011

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 1, 2011	October 1, 2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$31,545	$34,449
Available for sale securities	9,543	4,997
Trade accounts receivable, net	15,249	18,311
Income tax receivable	253	230
Prepaid expenses	4,787	4,649
Deferred income taxes	—	55
Other current assets	2,026	2,074

Total current assets	63,403	64,765
Equipment, Property and Leasehold Improvements:
Education and office equipment	41,047	42,111
Transportation equipment	262	204
Property and leasehold improvements	28,483	28,446

	69,792	70,761
Less: accumulated depreciation and amortization	(51,160)	(53,897)

	18,632	16,864
Restricted interest-bearing investments	9,506	9,367
Deferred income taxes	8,063	8,141
Other assets	1,003	1,036

Total assets	$100,607	$100,173

Liabilities
Current Liabilities:
Trade accounts payable	$7,149	$7,578
Deferred revenues	35,196	35,745
Accrued payroll, benefits and related taxes	4,499	4,464
Other accrued liabilities	3,057	2,729
Income taxes payable	140	415
Current portion of deferred facilities rent and other	1,217	1,298
Deferred income taxes	30	—

Total current liabilities	51,288	52,229
Asset retirement obligations	3,614	3,291
Deferred income taxes	312	293
Deferred facilities rent and other	6,902	6,435
Noncurrent tax liabilities	2,635	3,153

Total liabilities	64,751	65,401

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,479,409 and 13,512,027 issued and outstanding, respectively	1	1
Additional paid-in capital	5,209	4,933
Accumulated comprehensive income	488	180
Retained earnings	30,158	29,658

Total stockholders' equity	35,856	34,772

Total liabilities and stockholders' equity	$100,607	$100,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Revenues	$30,402	$28,293	$66,034	$60,798
Cost of revenues	14,819	13,696	30,609	27,723

Gross profit	15,583	14,597	35,425	33,075
Operating expenses:
Course development	1,842	1,873	3,819	3,590
Sales and marketing	8,060	7,679	15,725	14,480
General and administrative	7,278	7,215	14,519	13,291

	17,180	16,767	34,063	31,361

Income (loss) from operations	(1,597)	(2,170)	1,362	1,714
Other income (expense):
Interest income, net	50	219	107	421
Foreign exchange losses	(64)	(74)	(101)	(59)
Other, net	(19)	(8)	(20)	(2)

	(33)	137	(14)	360

Income (loss) before provision for income taxes	(1,630)	(2,033)	1,348	2,074
Provision (benefit) for income taxes	(634)	(762)	381	922

Net income (loss)	$(996)	$(1,271)	$967	$1,152

Earnings (loss) per share:
Income (loss) per common share—basic	$(0.07)	$(0.09)	$0.07	$0.08

Income (loss) per common share—diluted	$(0.07)	$(0.09)	$0.07	$0.08

Weighted average shares outstanding:
Weighted average shares—basic	13,547	13,748	13,533	13,793

Weighted average shares—diluted	13,547	13,748	13,538	13,801

Comprehensive income (loss):
Net income (loss)	$(996)	$(1,271)	$967	$1,152
Temporary recovery (impairment) of available for sale securities	(6)	(47)	(5)	40
Foreign currency translation adjustments	502	(628)	313	(718)

Comprehensive income (loss)	$(500)	$(1,946)	$1,275	$474

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	April 1, 2011	April 2, 2010
Cash flows—operating activities
Net Income	$967	$1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,387	2,901
Share based compensation	277	303
Deferred income taxes	(426)	(19)
Provision for doubtful accounts	35	34
Accretion on asset retirement obligations	93	98
Gain on settlement of asset retirement obligation	(103)	—
Losses on disposal of equipment and leasehold improvements	13	1
Unrealized foreign exchange losses (gains)	26	(16)
Changes in operating assets and liabilities:
Trade accounts receivable	3,287	1,949
Asset retirement obligations	277	—
Prepaid marketing expenses	(9)	(105)
Prepaid expenses and other assets	290	332
Income tax receivable / payable	(282)	(1,623)
Trade accounts payable	(578)	(1,945)
Deferred revenues	(1,139)	(1,995)
Deferred facilities rent and other	330	1,106
Other accrued liabilities	161	(259)

Net cash provided by operating activities	5,606	1,914

Cash flows—investing activities:
Purchases of available for sale securities	(21,579)	(18,916)
Sales of available for sale securities	17,000	11,365
Purchases of equipment, property and leasehold improvements	(4,025)	(1,778)
Proceeds from sale of equipment, property and leasehold improvements	7	18

Net cash used in investing activities	(8,597)	(9,311)

Cash flows—financing activities:
Payments to repurchase common stock	(428)	(2,003)
Shares surrendered in lieu of tax withholding	(39)	—
Proceeds from exercise of stock options	—	165

Net cash used in financing activities	(467)	(1,838)

Effects of exchange rate changes on cash and cash equivalents	554	(543)

Net decrease in cash and cash equivalents	(2,904)	(9,778)
Cash and cash equivalents at beginning of period	34,449	44,313

Cash and cash equivalents at end of period	$31,545	$34,535

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the second quarter of the current fiscal year ended on April 1, 2011, and the second quarter of our prior fiscal year ended on April 2, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of April 1, 2011, and our results of operations for the three months and six months ended April 1, 2011 and April 2, 2010, and our cash flows for the six months ended April 1, 2011 and April 2, 2010.

NOTE 2—STOCK-BASED COMPENSATION

Accrued stock-based compensation expense of $0.2 million and $0.3 million related to grants of employee stock options, restricted stock and restricted stock units was included in cost of revenues and operating expenses during the three months and six months ended April 1, 2011, respectively, allocated in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.1 and $0.3 million and for grants of employee stock options, restricted stock, restricted stock units and unrestricted common stock (for bonuses) for the three months and six months ended April 2, 2010, respectively.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligation liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Six months ended April 1, 2011	Year ended October 1, 2010
ARO balance, beginning of period	$3,291	$3,458
Accretion expense	93	178
Liabilities incurred	277	—
Gain on settlement of ARO liability	(103)	(332)
Foreign currency translation	56	(13)

ARO balance, end of period	$3,614	$3,291

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. The computations of diluted earnings (loss) per share excluded approximately 264,000 stock options and restricted stock units for the three months ended April 1, 2011 and 227,000 stock options and restricted stock units for the six months ended April 1, 2011, because their effect would not have been dilutive. Approximately 375,000 stock options, shares of restricted stock and restricted stock units were excluded for the three months ended April 2, 2010 and 306,000 stock options for the six months ended April 2, 2010, because their effect would not have been dilutive. The computations for basic and diluted earnings (loss) per share are as follows:

	Three months ended		Six months ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Numerator:
Net income (loss)	$(996)	$(1,271)	$967	$1,152

Denominator:
Weighted average shares outstanding
Basic	13,547	13,748	13,533	13,793
Effect of dilutive securities	—	—	5	8

Diluted	13,547	13,748	13,538	13,801

Income (loss) per common share—basic	$(0.07)	$(0.09)	$0.07	$0.08

Income (loss) per common share—diluted	$(0.07)	$(0.09)	$0.07	$0.08

NOTE 5—INCOME TAXES

The income tax provision used in the first six months of fiscal year 2011 reflects a 28.2% effective tax rate. Our effective tax rate for fiscal year 2011 full year is estimated at 35.5%, taking into consideration all projected permanent differences and discrete items recorded in the year-to-date period. The income tax provision for the first six months of fiscal year 2010 reflected a 44.5% effective tax rate. The low effective rates for the first six months and full fiscal year 2011 result from the expiration of uncertain tax positions.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first six months of fiscal year 2011.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the second quarter and first six months of fiscal year 2011 and 2010 is as follows:

	Three months ended		Six months ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010

Revenues:
United States	$13,793	$13,607	$29,647	$27,482
Canada	4,305	4,137	8,328	7,609
United Kingdom	7,795	6,300	16,225	14,137
France	2,317	2,329	6,491	6,905
Sweden	1,886	1,539	4,403	3,567
Japan	306	381	940	1,098

Total	$30,402	$28,293	$66,034	$60,798

Gross profit:
United States	$6,603	$6,663	$14,927	$13,983
Canada	2,759	2,692	5,380	4,941
United Kingdom	3,729	2,812	7,934	7,173
France	1,125	1,176	3,727	3,949
Sweden	1,176	1,009	2,828	2,261
Japan	191	245	629	768

Total	$15,583	$14,597	$35,425	$33,075

Total assets:
United States	$53,018	$89,204
Canada	5,503	5,109
United Kingdom	25,211	21,693
France	8,875	8,179
Sweden	6,484	5,179
Japan	1,516	1,372

Total	$100,607	$130,736

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

(tables in thousands, except per share data)

Unaudited

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 1, 2011:
Commercial Paper	$4,996	$—	$—	$4,996
Corporate Securities	4,555	—	(8)	4,547

	$9,551	$—	$(8)	$9,543

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 1, 2010:
Commercial Paper	$4,997	$—	$—	$4,997
Corporate Securities	—	—	—	$—

	$4,997	$—	$—	$4,997

The scheduled maturities of available for sale securities were as follows as of April 1, 2011:

Fair Value
Due within a year	$9,543
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	—

$9,543

Net purchases of available for sale securities were $7.6 million and $4.6 million for the three months and six months ended April 1, 2011, respectively, compared to net purchases of $7.1 million and $7.6 million for the three months and six months ended April 2, 2010, respectively. No realized gains or losses were recognized in any of these periods.

There were no securities in a continuous unrealized-loss position for less than 12 months and for 12 months or more.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months and six months ended April 1, 2011 we repurchased 47,058 shares of our common stock at a total cost of approximately $0.4 million. During the three months and six months ended April 2, 2010, we repurchased 79,165 and 170,122 shares of our common stock at a total cost of approximately $0.9 million and $2.0 million, respectively. These shares were retired, and the purchase price for the shares was charged to retained earnings.

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

•

Corporate Securities —Because of the readily available markets for these instruments, we use quoted prices and other relevant information generated by market transactions involving identical or comparable assets provided by our investment broker/advisor, as well as our independent research, to establish fair values.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at April 1, 2011 and October 1, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 1, 2011:
Commercial Paper	$4,996	$—	$—
Corporate Securities	4,547	—	—

	$9,543	$—	$—

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 1, 2010:
Commercial Paper	$4,997	$—	$—
Corporate Securities	—	—	—

	$4,997	$—	$—

Level 3 Assets Measured at Fair Value on a Recurring Basis

There are no level 3 assets measured at fair value on a recurring basis as of April 1, 2011.

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We adjusted the value of those liabilities in the second quarter of fiscal year 2011 for new office space occupied by our U.K. administrative personnel.

NOTE 11—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	April 1, 2011	October 1, 2010
Deferred rent	$658	$505
Sublease loss accruals	559	793

	$1,217	$1,298

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tables in thousands, except per share data)

Unaudited

Deferred Facilities Rent and Other

	April 1, 2011	October 1, 2010
Deferred rent	$5,347	$4,913
Sublease loss accruals	928	938
Other minimum lease payments	627	584

	$6,902	$6,435

NOTE 12—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of April 1, 2011 through the date of this report, and have determined that there are no subsequent events that require disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010 (our “2010 Annual Report on Form 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 11 and elsewhere in our 2010 Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission.

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

Based on their sophistication and quality, our courses are recommended for one to two semester hours of college credit by the American Council on Education. We are also a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium (ISC) 2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute.

After assessing market need, most of our courses are translated into French, Swedish and Japanese. We offer our proprietary courses through local operations in the United States, the United Kingdom, France, Canada, Sweden and Japan, and typically generate half of our revenues internationally.

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

Our instructors are not full time employees; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms as independent consultants or full-time employees elsewhere when they are not teaching. On average, each expert instructor teaches about 9 courses per year on an “as needed” basis. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so the majority of course delivery costs are variable. In addition to the delivery of our courses in our state-of-the-art education centers, our infrastructure and logistics capabilities allow us to coordinate, plan and deliver our courses at hotels, conference facilities and customer sites worldwide.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

KEY METRICS OF OUR SECOND QUARTER OF FISCAL YEAR 2011

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations,

For the three months ended April 1, 2011:

•

Revenues increased to $30.4 million from $28.3 million, an increase of $2.1 million or 7.5% from the same quarter of fiscal year 2010. We achieved this result despite the severe blizzards and near-record snowfall we experienced this year in our two largest markets, the East Coast of the U.S., and London.

•	Our gross profit was 51.3% of revenues compared to 51.6% of revenues for the same quarter of fiscal year 2010.

•

Operating expenses increased by $0.4 million compared to the same quarter of our prior fiscal year. Operating expenses were 56.6% of revenues compared to 59.3% of revenues for the same quarter of fiscal year 2010.

•	Loss from operations was $1.6 million compared to a loss from operations of $2.2 million in the same quarter of fiscal year 2010.

•	Net loss was $1.0 million compared to net loss of $1.3 million in our second quarter of fiscal year 2010.

•	The sum of cash and cash equivalents and current available for sale securities increased $1.6 million to $41.1 million at April 1, 2011 compared with October 1, 2010.

•	Net working capital (current assets minus current liabilities) decreased by $0.4 million and was $12.1 million at April 1, 2011 compared with $12.5 million at October 1, 2010.

For the six months ended April 1, 2011:

•	Revenues increased to $66.0 million from $60.8 million, an increase of 8.6% from the same period of fiscal year 2010.

•	Our gross profit was 53.6% of revenues compared to 54.4% for the same period of fiscal year 2010.

•	Operating expenses increased by $2.7 million compared to the same period of our prior fiscal year. Operating expenses were 51.6% of revenues for fiscal years 2011 and 2010.

•	Income from operations was $1.4 million compared to income from operations of $1.7 million in the same period of fiscal year 2010.

•	Net income was $1.0 million compared to net income of $1.2 million in the same period of fiscal year 2010.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended		Six months ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.7%	48.4%	46.4%	45.6%

Gross profit	51.3%	51.6%	53.6%	54.4%
Operating expenses:
Course development	6.1%	6.6%	5.8%	5.9%
Sales and marketing	26.5%	27.2%	23.8%	23.8%
General and administrative	24.0%	25.5%	22.0%	21.9%

Total operating expenses	56.6%	59.3%	51.6%	51.6%

Income (loss) from operations	-5.3%	-7.7%	2.0%	2.8%
Other income (expense), net	-0.1%	0.5%	0.0%	0.6%

Income (loss) before taxes	-5.4%	-7.2%	2.0%	3.4%
Income tax provision (benefit)	-2.1%	-2.7%	0.5%	1.5%

Net income (loss)	-3.3%	-4.5%	1.5%	1.9%

THREE AND SIX MONTHS ENDED APRIL 1, 2011 COMPARED WITH THE THREE AND SIX MONTHS ENDED APRIL 2, 2010

Revenues. We achieved revenues of $30.4 million in our second quarter of fiscal year 2011, an increase of $2.1 million or 7.5% compared to revenues of $28.3 million in the same quarter of fiscal year 2010. Our second quarter is historically our lowest revenue and profit quarter of the year. Fewer people attend our courses in the winter than in other quarters as a result of weather, the seasonal holidays that reduce enrollment levels just prior to the quarter, and other factors. The increase in revenues primarily resulted from a 6.3% increase in the number of course participants and a 1.4% increase in average revenue per participant. The increase in average revenue per participant was the result of a 2.6% favorable effect from changes in foreign exchange rates and a 0.3% increase due to price increases which were partially offset by the effect of holding proportionately more course events at customer locations, which have a lower revenue per participant than courses held in our own education centers.

During our second quarter of fiscal year 2011, we trained 17,471 course participants, a 6.3% increase from the 16,435 course participants we trained in the second quarter of fiscal year 2010. During our second quarter of fiscal year 2011, we provided 61,580 attendee-days of training, an 8.8% increase from the 56,578 attendee-days in the same quarter in fiscal year 2010. In our management courses during our second quarter of fiscal year 2011, we provided 26,545 attendee-days of training, a 27.5% increase from the 20,813 attendee-days in the corresponding period in fiscal year 2010. In our IT courses during our second quarter of fiscal year 2011, we provided 35,035 attendee-days of training, a 2.0% decrease from the 35,765 attendee-days in the corresponding period in fiscal year 2010.

Revenues for the six months ended April 1, 2011 increased 8.6% compared to the same period in fiscal year 2010. The increase in revenues is primarily due to an 8.6% increase in the number of course participants. Average revenue per participant was unchanged. Although there was a 0.6% favorable effect from changes in foreign exchange rates and an overall price increase of 0.7%, these were offset by the effect of holding proportionately more course events at customer locations, which have a lower revenue per participant than courses held in our own education centers.

During the six months ended April 1, 2011, we provided 131,318 attendee-days of training, a 10.9% increase from the 118,433 attendee-days in the same period in fiscal year 2010. In our management courses during the six months ended April 1, 2011, we provided 54,005 attendee-days of training, a 21.4% increase over the 44,468 attendee-days in the corresponding period in fiscal year 2010. In our IT courses during the six months ended April 1, 2011, we provided 77,313 attendee-days of training, a 4.5% increase from the 73,965 attendee-days in the corresponding period in fiscal year 2010.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our second quarter of fiscal year 2011, we presented 1,427 events, a 9.1% increase from the 1,308 events during the same period in fiscal year 2010. Our cost of revenues for our second quarter of fiscal year 2011 was $14.8 million, or 48.7% of revenues, compared to $13.7 million, or 48.4% of revenues, in the same period in fiscal year 2010. Our gross profit percentage for the second quarter of fiscal year 2011 was 51.3% compared to 51.6% in the same quarter of the prior fiscal year.

During the first six months of fiscal year 2011, we presented 2,998 events, an 11.0% increase from 2,701 events during the same period in fiscal year 2010. Our cost of revenues for the first six months of fiscal year 2011 was $30.6 million compared to $27.7 million in the same period in fiscal year 2010. As a result, our gross profit percentage for the first six months of fiscal year 2011 was 53.6% compared to 54.4% in the same period of the prior fiscal year. Changes in exchange rates do not materially affect gross profit percentages because exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

Cost of revenues as a percentage of revenues increased in our second quarter of fiscal year 2011 compared to the same period in fiscal year 2010 because revenues increased 7.5% and cost of revenues increased 8.2%. The change in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2011 primarily reflects a 1.2% decrease in average revenue per event somewhat offset by a 0.8% decrease in average cost per event. The decrease in our average revenue per event was primarily the result of conducting proportionately more events at customer locations, which have a lower revenue per event than events held in our own education centers. The decrease in average cost per event was due primarily to fixed costs associated with courses in our own education centers which were spread over a larger number of events in our second quarter of this fiscal year than in the same quarter of our prior year. Changes in exchange rates do not materially affect gross profit percentages because exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

Cost of revenues as a percentage of revenues increased in the first six months of fiscal year 2011 because revenues increased 8.6% and cost of revenues increased 10.4%. The change in cost of revenues as a percentage of revenues in our first six months of fiscal year 2011 primarily reflects a 2.1% decrease in average revenue per event somewhat offset by a 0.5% decrease in average cost per event. The decrease in our average revenue per event was primarily the result of conducting proportionately more events at customer locations, which have a lower revenue per event than events held in our own education centers. The decrease in average cost per event was due primarily to fixed costs associated with courses in our own education centers which were spread over a larger number of events in the first six months of this fiscal year than in the same period of our prior year. Changes in exchange rates do not materially affect gross profit percentages because exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process are expensed when incurred and are included in course development expenses. These principally include the costs of our internal product development staff and the subject matter experts who serve as our course authors and technical editors.

During our second quarter of fiscal year 2011, course development expenses were 6.1% of revenues, compared to 6.6% in the same quarter of fiscal year 2010. Overall spending on course development in our second quarter of fiscal year 2011 was $1.8 million, a 1.7% decrease from the $1.9 million spent on course development in our second quarter of fiscal year 2010.

During the first six months of fiscal year 2011, course development expenses were 5.8% of revenues, compared to 5.9% in the same period of fiscal year 2010. Overall spending on course development in the first six months of fiscal year 2011 was $3.8 million, a 6.4% increase from the $3.6 million spent on course development in the first six months of fiscal year 2010.

In our second quarter of fiscal year 2011, we introduced four new IT course titles and three new management course titles. We retired two management course titles and one IT course title in the second quarter. As a result, our library of instructor-led courses numbered 216 titles at the end of our second quarter of fiscal year 2011 compared with 217 titles at the end of the same quarter of fiscal year 2010. At the end of our second quarter of this fiscal year, we had 79 management titles in our course library, compared with 78 titles at the end of the same quarter of fiscal year 2010. Our library of IT titles numbered 137 at the end of our second quarter of fiscal year 2011, compared to 139 at the end of the same quarter of fiscal year 2010. In addition, during the second quarter of fiscal year 2011, we have continued to improve our Learning Tree AnyWare™ live e-learning delivery platform, adding additional features and functionality.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of: designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expense in our second quarter of fiscal year 2011 was 26.5% of revenues, compared with 27.2% for the same quarter in fiscal year 2010. Sales and marketing expense was $8.1 million in our second quarter of fiscal year 2011, compared to $7.7 million during our second quarter of fiscal year 2010. The net increase of $0.4 million included increases of $0.9 million in both payroll and benefits for our expanded sales effort and certain severance costs. These increases were partially offset by decreases of $0.3 million in catalog production costs, $0.1 million in professional services and $0.1 million in other expenses.

Sales and marketing expenses in the first six months of fiscal year 2011 and 2010 were each 23.8% of revenues. Sales and marketing expense was $15.7 million in the first six months of fiscal year 2011, compared to $14.5 million during the first six months of fiscal year 2010. During the first six months of this fiscal year, we increased our sales and marketing expense by $1.2 million. The change was primarily due to an increase in sales activity of $1.0 million and to increases in severance expense of $0.4 million. These increases were offset by various other marketing reductions of $0.2 million.

General and Administrative Expenses. General and administrative expense during our second quarter of fiscal year 2011 was $7.3 million, or 24.0% of revenues, compared to $7.2 million in our second quarter of fiscal year 2010 which had included a one-time charge of $1.1 million for an expected period of vacancy due to the exercise of an option to terminate by one of our London education center sub tenants. Without that charge, G&A expense for our second quarter of fiscal year 2010 would have been $6.2 million or 21.6% of revenues. Aside from that one-time factor, general and administrative expense in our second quarter of fiscal year 2011 was higher primarily due to $0.8 million in compensation expense including incentive compensation accruals; $0.1 million in severance and an increase in other general and administrative expenses of $0.3 million, partially offset by various cost reductions.

Changes in foreign exchange rates included in these figures caused total general and administrative expenses to increase by about 1.8% for our second quarter of fiscal year 2011 compared to the same quarter of the prior fiscal year.

General and Administrative expense during the first six months of fiscal year 2011 was $14.5 million, an increase of $1.2 million compared to $13.3 million in the same period of fiscal year 2010. This increase related primarily to $0.7 million in payroll and benefits, $0.6 million in compensation incentives, $0.4 million in severance, $0.2 million in professional services fees and various other increases of $0.3 million. Additionally, the six months ended April 2, 2010 included the charge of $1.1 million for an expected period of vacancy due to the exercise of an option to terminate by one of our London education center sub tenants. This accrual was increased by $0.1 million in the first six months of fiscal year 2011.

Changes in foreign exchange rates had no effect on total general and administrative expenses for the first six months of fiscal year 2011 compared to the same period of the prior fiscal year.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our second quarter of fiscal year 2011, other income, net totaled less than $0.1 million compared to $0.1 million in the same period of fiscal year 2010. The net decrease was primarily due to a reduction in interest income of $0.2 million due to lower interest rates and lower cash balances.

During the first six months of fiscal year 2011, other income, net totaled less than $0.1 million compared to $0.4 million in the same period of fiscal year 2010. The net decrease was primarily due to a reduction in interest income of $0.3 million due to lower interest rates and lower cash balances.

Income Taxes. Our income tax provision in our second quarter of fiscal year 2011 was a benefit of $0.6 million compared to a benefit of $0.8 million in our second quarter of fiscal year 2010. Our income tax provision for the first six months of fiscal year 2011 reflects a 28.2% effective tax rate, compared with our income tax provision for the first six months of fiscal year 2010, which reflected a 44.5% effective rate. The low effective rate for fiscal year 2011 results from the impact of the expiration of uncertain tax positions. The high effective tax rate for fiscal year 2010 was primarily due to permanent differences associated with stock option compensation expense, and the effect of low pre-tax income, which tends to increase the effective tax rate because of unfavorable differences that do not decrease in proportion to decreases in pre-tax income.

Net Income (Loss). Our net loss for our second quarter of fiscal year 2011 was $1.0 million compared to a net loss of $1.3 million for the second quarter of fiscal year 2010.

Our net income for the first six months of fiscal year 2011 was $1.0 million compared to net income of $1.2 million for the first six months of fiscal year 2010.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2010 Annual Report on Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at April 1, 2011 include cash and cash equivalents and available for sale securities of $41.1 million. During the first six months of fiscal year 2011, these assets increased by $1.6 million, largely as a result of cash provided by operations of $5.6 million and capital expenditures of $4.0 million.

At April 1, 2011, our net working capital (current assets minus current liabilities) was $12.1 million, a $0.4 million decrease from our working capital balance at October 1, 2010, primarily as a result of a decrease in accounts payable of $0.5 million and a decrease in deferred revenue of $0.5 million, an increase in the purchase of available for sale securities of $4.6 million, offset by a decrease in accounts receivable of $3.1 million and cash and cash equivalents of $2.9 million.

Cash Flows. Our cash and cash equivalents decreased $2.9 million to $31.5 million at April 1, 2011 from $34.4 million at October 1, 2010 (table in thousands).

	Six months ended
	April 1, 2011	April 2, 2010	Net Change
Cash provided by operating activities	$5,606	$1,914	$3,692
Cash used in investing activities	(8,597)	(9,311)	714
Cash used in financing activities	(467)	(1,838)	1,371
Effects of exchange rate changes on cash and cash equivalents	554	(543)	1,097

Net decrease in cash and cash equivalents	$(2,904)	$(9,778)	$6,874

Cash provided by operating activities increased by $3.7 million in the second quarter of fiscal year 2011. Cash used in investing activities decreased by $0.7 million in the second quarter of fiscal year 2011, due primarily to a decrease of $3.0 million in net purchases of available for sale securities offset by an increase in the purchases of equipment and other capital assets of $2.2 million. Cash used in financing activities decreased by $1.4 million, as we repurchased fewer shares in fiscal year 2011 than fiscal year 2010. Changes in exchange rates had a $0.5 million positive effect on cash and cash equivalents during the six months ending April 1, 2011.

Liquidity. We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the six months ended April 1, 2011, we made capital expenditures of $4.0 million for the purchase of furniture and computer equipment worldwide, as well as $0.8 million of reimbursable tenant improvements. We plan to purchase an additional $2.2 million in equipment and other capital assets during the remainder of fiscal year 2011. Our contractual obligations as of April 1, 2011 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2010 Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2010 Annual Report on Form 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

Effect of Exchange Rates. Over half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of May 5, 2011 remain constant for the remainder of our third quarter of fiscal year 2011, we would expect to report a favorable effect of approximately 2.5% on our revenues during our third quarter of fiscal year 2011 compared to the same quarter of fiscal year 2010.

Third Quarter Revenues. We currently expect revenues in our third quarter of fiscal year 2011 to be between $33.4 million and $35.4 million, compared to $32.8 million in the same quarter of fiscal year 2010.

Third Quarter Gross Profit. We expect our gross profit percentage in our third quarter of fiscal year 2011 to be between 53.0% and 54.5% compared to 52.1% in our third quarter of fiscal year 2010. We have continued to evaluate our costs of operations and our operating expenses carefully and at the end of our second quarter this year we took a series of cost-cutting actions to further tune our business model and improve our profitability. We expect to begin seeing the results of those actions in our third quarter of this year, as indicated by our gross profit guidance for the quarter.

Third Quarter Operating Expenses. We expect overall operating expenses for our third quarter of fiscal year 2011 to be between $16.5 million and $17.0 million, compared to $15.8 million in our third quarter of fiscal year 2010.

Third Quarter Income from Operations. As a result of the above factors, we expect earnings from operations for our third quarter of fiscal year 2011 to be between $1.6 million and $2.6 million, compared to $1.3 million in the third quarter of fiscal year 2010.

Third Quarter Interest Income. We expect third quarter interest income to be less than $0.1 million.

Third Quarter Pre-Tax Income. As a result of the above factors, we expect pre-tax earnings for our third quarter of fiscal year 2011 to be between $1.6 million and $2.6 million, compared to $1.5 million in the third quarter of fiscal year 2010.

Effective Tax Rate. We estimate that our effective tax rate in our third quarter of fiscal year 2011 will be approximately 35.9%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which risks are described in our 2010 Annual Report on Form 10-K. As of the date of this report, there have been no material changes to the market risks described in our 2010 Annual Report on Form 10-K. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

Item 4.	CONTROLS AND PROCEDURES.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of April 1, 2011, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2010 Annual Report on Form 10-K. Please refer to that section of our 2010 Annual Report on Form 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below shows the repurchases by us of our common stock during the fiscal quarter ended April 1, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1, 2011—January 31, 2011	2,000	$8.52
February 1, 2011—February 28, 2011	27,954	$9.21
March 1, 2011—April 1, 2011	17,104	$9.00

Total	47,058	$9.11

(1)	All of these shares were repurchased other than through a publicly announced plan or program, in open-market transactions, pursuant to an authorization from our board of directors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	(REMOVED AND RESERVED).

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2011	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ NICHOLAS R. SCHACHT
Nicholas R. Schacht
Chief Executive Officer

	By:	/s/ CHARLES R. WALDRON
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007 *

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006 **

4.1	Form of Common Stock Certificate *

10.1	Office Lease between Registrant and Postel Properties Limited ***

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)

*	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
**	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.
***	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 7, 2011.