Form 10-Q
period 2011-07-01
LEARNING TREE INTERNATIONAL INC
filed 2011-08-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

The number of shares of common stock, $.0001 par value, outstanding as of July 22, 2011 was 13,479,409.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—July 1, 2011

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 1,	October 1,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$35,096	$34,449
Available for sale securities	5,148	4,997
Trade accounts receivable, net	18,139	18,311
Income tax receivable	677	230
Prepaid expenses	4,561	4,649
Deferred income taxes	212	55
Other current assets	2,369	2,074

Total current assets	66,202	64,765
Equipment, Property and Leasehold Improvements:
Education and office equipment	40,274	40,384
Transportation equipment	265	204
Property and leasehold improvements	28,594	28,446

	69,133	69,034
Less: accumulated depreciation and amortization	(50,680)	(52,191)

	18,453	16,843
Restricted interest-bearing investments	9,486	9,367
Deferred income taxes	7,258	8,141
Other assets	1,016	1,057

Total assets	$102,415	$100,173

Liabilities
Current Liabilities:
Trade accounts payable	$8,051	$7,578
Deferred revenues	35,044	35,745
Accrued payroll, benefits and related taxes	4,996	4,464
Other accrued liabilities	3,090	2,729
Income taxes payable	446	415
Current portion of deferred facilities rent and other	1,048	1,298

Total current liabilities	52,675	52,229
Asset retirement obligations	3,661	3,291
Deferred income taxes	314	293
Deferred facilities rent and other	6,887	6,435
Noncurrent tax liabilities	2,094	3,153

Total liabilities	65,631	65,401

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,479,409 and 13,512,027 issued and outstanding, respectively	1	1
Additional paid-in capital	5,368	4,933
Accumulated comprehensive income	613	180
Retained earnings	30,802	29,658

Total stockholders’ equity	36,784	34,772

Total liabilities and stockholders’ equity	$102,415	$100,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Revenues	$33,458	$32,781	$99,492	$93,579
Cost of revenues	15,913	15,713	46,522	43,436

Gross profit	17,545	17,068	52,970	50,143
Operating expenses:
Course development	1,872	1,768	5,691	5,358
Sales and marketing	7,811	7,777	23,536	22,257
General and administrative	6,901	6,215	21,420	19,506

	16,584	15,760	50,647	47,121

Income from operations	961	1,308	2,323	3,022
Other income (expense):
Interest income, net	60	186	167	607
Foreign exchange (losses) gains	(28)	34	(129)	(25)
Other, net	(6)	15	(26)	13

	26	235	12	595

Income before provision for income taxes	987	1,543	2,335	3,617
Provision (benefit) for income taxes	342	(526)	723	396

Net income	$645	$2,069	$1,612	$3,221

Earnings per share:
Income per common share - basic	$0.05	$0.15	$0.12	$0.23

Income per common share - diluted	$0.05	$0.15	$0.12	$0.23

Weighted average shares outstanding:
Weighted average shares - basic	13,479	13,729	13,546	13,777

Weighted average shares - diluted	13,479	13,754	13,563	13,792

Comprehensive income:
Net income	$645	$2,069	$1,612	$3,221
Temporary (impairment) recovery of available for sale securities	(2)	1,373	(7)	1,413
Foreign currency translation adjustments	127	(145)	440	(864)

Comprehensive income	$770	$3,297	$2,045	$3,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	July 1,	July 2,
	2011	2010
Cash flows - operating activities
Net Income	$1,612	$3,221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,486	4,335
Share based compensation	436	407
Deferred income taxes	167	2,405
Provision for doubtful accounts	55	58
Accretion on asset retirement obligations	142	145
Gain on settlement of asset retirement obligation	(103)	0
Losses on disposal of equipment and leasehold improvements	13	1
Unrealized foreign exchange losses (gains)	45	(66)
Changes in operating assets and liabilities:
Trade accounts receivable	456	(2,066)
Asset retirement obligations	279	0
Prepaid marketing expenses	144	0
Prepaid expenses and other assets	287	138
Income tax receivable / payable	(1,112)	(4,792)
Trade accounts payable	290	(989)
Deferred revenues	(1,324)	(2,048)
Deferred facilities rent and other	145	1,523
Other accrued liabilities	610	(4,497)

Net cash provided by (used in) operating activities	5,628	(2,225)

Cash flows - investing activities:
Purchases of available for sale securities	(26,590)	(57,386)
Sales of available for sale securities	26,344	65,814
Purchases of equipment, property and leasehold improvements	(4,965)	(2,004)
Proceeds from sale of equipment, property and leasehold improvements	7	19

Net cash (used in) provided by investing activities	(5,204)	6,443

Cash flows - financing activities:
Payments to repurchase common stock	(428)	(3,471)
Shares surrendered in lieu of tax withholding	(39)	0
Proceeds from exercise of stock options	0	371

Net cash used in financing activities	(467)	(3,100)

Effects of exchange rate changes on cash and cash equivalents	690	(989)

Net increase in cash and cash equivalents	647	129
Cash and cash equivalents at beginning of period	34,449	44,313

Cash and cash equivalents at end of period	$35,096	$44,442

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the third quarter of the current fiscal year ended on July 1, 2011, and the third quarter of our prior fiscal year ended on July 2, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of July 1, 2011, and our results of operations for the three months and nine months ended July 1, 2011 and July 2, 2010, and our cash flows for the nine months ended July 1, 2011 and July 2, 2010.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2—STOCK-BASED COMPENSATION

Accrued stock-based compensation expense related to grants of employee stock options, restricted stock and restricted stock units included in operating expenses was $0.2 million during the three months and $0.4 million during the nine months ended July 1, 2011, allocated in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense for grants of employee stock options, restricted stock, restricted stock units and unrestricted common stock of $0.1 million for the three months and $0.4 million for the nine months ended July 2, 2010, respectively.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligation liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Nine months ended July 1, 2011	Year ended October 1, 2010
ARO balance, beginning of period	$3,291	$3,458
Accretion expense	142	178
Liabilities incurred	279	0
Gain on settlement of ARO liability	(103)	(332)
Foreign currency translation	52	(13)

ARO balance, end of period	$3,661	$3,291

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 4—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. The computations of diluted earnings per share excluded approximately 262,000 stock options and restricted stock units for the three months ended July 1, 2011 and approximately 246,000 stock options and restricted stock units for the nine months ended July 1, 2011, because their effect would not have been dilutive. Approximately 139,000 stock options for the three months ended July 2, 2010 and 278,000 stock options for the nine months ended July 2, 2010, were excluded from the computations of diluted earnings per share because their effect would not have been dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Numerator:
Net income	$645	$2,069	$1,612	$3,221

Denominator:
Weighted average shares outstanding
Basic	13,479	13,729	13,546	13,777
Effect of dilutive securities	0	25	17	15

Diluted	13,479	13,754	13,563	13,792

Income per common share - basic	$0.05	$0.15	$0.12	$0.23

Income per common share - diluted	$0.05	$0.15	$0.12	$0.23

NOTE 5—INCOME TAXES

The income tax provision used in the first nine months of fiscal year 2011 reflects a 31.0% effective tax rate. Our effective tax rate for fiscal year 2011 full year is estimated at 35.2%, taking into consideration all projected permanent differences and discrete items recorded in the year-to-date period. The income tax provision for the first nine months of fiscal year 2010 reflected a 10.9% effective tax rate. The low effective rate for the first nine months of fiscal year 2010 resulted from the expiration of uncertain tax positions.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first nine months of fiscal year 2011.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

Summarized financial information by country for the third quarter and first nine months of fiscal years 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Revenues:
United States	$16,890	$17,970	$46,537	$45,452
Canada	2,637	2,383	10,965	9,992
United Kingdom	7,564	6,760	23,789	20,897
France	3,671	3,389	10,162	10,294
Sweden	2,265	1,716	6,668	5,283
Japan	431	563	1,371	1,661

Total	$33,458	$32,781	$99,492	$93,579

Gross profit:
United States	8,968	9,343	23,895	23,326
Canada	1,377	1,176	6,757	6,117
United Kingdom	3,383	3,089	11,317	10,262
France	2,041	1,999	5,768	5,948
Sweden	1,484	1,071	4,312	3,332
Japan	292	390	921	1,158

Total	$17,545	$17,068	$52,970	$50,143

Total assets:
United States	52,563	84,436
Canada	5,795	5,108
United Kingdom	25,822	23,414
France	9,842	8,118
Sweden	6,621	5,029
Japan	1,772	1,574

Total	$102,415	$127,679

The decrease in total assets for the United States is primarily due to the $29.9 million dividend paid on September 10, 2010.

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

July 1, 2011:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commericial Paper	$999	$0	$0	$999
Corporate Securities	4,162	0	(13)	4,149

	$5,161	$0	$(13)	$5,148

October 1, 2010:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commericial Paper	$4,997	$0	$0	$4,997
Corporate Securities	0	0	0	0

	$4,997	$0	$0	$4,997

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

The scheduled maturities of available for sale securities were as follows as of July 1, 2011:

Fair Value
Due within a year	$5,148
Due after one year through five years	0
Due after five years through ten years	0
Due after ten years	0

$5,148

Net sales of available for sale securities were $4.3 million and net purchases were $0.2 million for the three months and nine months ended July 1, 2011, respectively, compared to net sales of $16.0 million and $8.4 million for the three months and nine months ended July 2, 2010, respectively. No realized gains or losses were recognized in any of these periods.

We have no securities in a continuous unrealized loss position for less than 12 months; as well, we have no securities in a continuous unrealized loss position for 12 months or longer.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months ended July 1, 2011 we did not repurchase any shares of our common stock. During the nine months ended July 1, 2011 we repurchased 47,058 shares of our common stock at a total cost of approximately $0.4 million. During the three months and nine months ended July 2, 2010, we repurchased 126,965 and 297,087 shares of our common stock at a total cost of approximately $1.5 million and $3.5 million, respectively. These shares were retired, and the purchase price for the shares was charged to retained earnings.

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

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at July 1, 2011 and October 1, 2010:

July 1, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$999	$0	$0
Corporate Securities	4,149	0	0

	$5,148	$0	$0

October 1, 2010:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$4,997	$0	$0
Corporate Securities	0	0	0

	$4,997	$0	$0

Level 3 Assets Measured at Fair Value on a Recurring Basis

There are no level 3 assets measured at fair value on a recurring basis as of July 1, 2011.

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

NOTE 11—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	July 1,	October 1,
	2011	2010
Deferred rent	$567	$505
Sublease loss accruals	481	793

	$1,048	$1,298

Deferred Facilities Rent and Other

	July 1,	October 1,
	2011	2010
Deferred rent	$5,367	$4,913
Sublease loss accruals	879	938
Other minimum lease payments	641	584

	$6,887	$6,435

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

NOTE 13—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of July 1, 2011 through the date the financial statements were filed, and have determined that there are no subsequent events that require disclosure.

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

OVERVIEW

We are a leading worldwide vendor-independent provider to business and government organizations for the training and education of their managers and information technology (“IT”) professionals. Since our founding in 1974, we have provided high-quality training to more than 2.1 million managers and IT professionals.

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

KEY METRICS OF OUR THIRD QUARTER OF FISCAL YEAR 2011

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations,

For the three months ended July 1, 2011:

•	Revenues increased to $33.5 million from $32.8 million, an increase of $0.7 million or 2.1% from the same quarter of fiscal year 2010.

•	Our gross profit was 52.4% of revenues compared to 52.1% of revenues for the same quarter of fiscal year 2010.

•

Operating expenses increased by $0.8 million compared to the same quarter of our prior fiscal year. Operating expenses were 49.5% of revenues compared to 48.1% of revenues for the same quarter of fiscal year 2010.

•	Income from operations was $1.0 million compared to income from operations of $1.3 million in the same quarter of fiscal year 2010.

•

Income tax expense for our third quarter of fiscal year 2011 was $0.3 million, compared to our third quarter of fiscal year 2010 in which the expiration of uncertain tax positions under ASC 740 resulted in a tax benefit of $0.5 million.

•	Net income was $0.6 million compared to net income of $2.1 million in our third quarter of fiscal year 2010.

•	The sum of cash and cash equivalents and current available for sale securities increased $0.8 million to $40.2 million at July 1, 2011 compared with October 1, 2010.

•	Net working capital (current assets minus current liabilities) increased by $1.0 million and was $13.5 million at July 1, 2011 compared with $12.5 million at October 1, 2010.

For the nine months ended July 1, 2011:

•	Revenues increased to $99.5 million from $93.6 million, an increase of 6.3% from the same period of fiscal year 2010.

•	Our gross profit was 53.2% of revenues compared to 53.6% for the same period of fiscal year 2010.

•

Operating expenses increased by $3.5 million compared to the same period of our prior fiscal year. Operating expenses were 50.9% of revenues for fiscal year 2011 compared to 50.4% for the same period of fiscal year 2010.

•	Income from operations was $2.3 million compared to income from operations of $3.0 million in the same period of fiscal year 2010.

•	Net income was $1.6 million compared to net income of $3.2 million in the same period of fiscal year 2010.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended		Nine months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.6%	47.9%	46.8%	46.4%

Gross profit	52.4%	52.1%	53.2%	53.6%
Operating expenses:
Course development	5.6%	5.4%	5.7%	5.7%
Sales and marketing	23.3%	23.7%	23.7%	23.8%
General and administrative	20.6%	19.0%	21.5%	20.9%

Total operating expenses	49.5%	48.1%	50.9%	50.4%

Income from operations	2.9%	4.0%	2.3%	3.2%
Other income (expense), net	0.1%	0.7%	0.0%	0.6%

Income before taxes	3.0%	4.7%	2.3%	3.8%
Income tax provision (benefit)	1.1%	-1.6%	0.7%	0.4%

Net income	1.9%	6.3%	1.6%	3.4%

THREE AND NINE MONTHS ENDED JULY 1, 2011 COMPARED WITH THE THREE AND NINE MONTHS ENDED JULY 2, 2010

Revenues. We achieved revenues of $33.5 million in our third quarter of fiscal year 2011, an increase of $0.7 million or 2.1% compared to revenues of $32.8 million in the same quarter of fiscal year 2010. The increase in revenues is primarily due to an 8.4% increase in revenue per participant which was partially offset by a 5.9% decrease in the number of course participants. The increase in revenue per participant primarily resulted from a 5.4% favorable effect from changes in foreign exchange rates, a 1.6% increase due to selling proportionately more public course events and a 0.9% overall price increase.

During our third quarter of fiscal year 2011, we trained 19,879 course participants, a 5.9% decrease from the 21,124 course participants we trained in the third quarter of fiscal year 2010. During our third quarter of fiscal year 2011, we provided 68,173 attendee-days of training, a 4.9% decrease from the 71,711 attendee-days in the same quarter in fiscal year 2010. In our management courses during our third quarter of fiscal year 2011, we provided 30,362 attendee-days of training, a 7.4% decrease from the 32,800 attendee-days in the corresponding period in fiscal year 2010. In our IT courses during our third quarter of fiscal year 2011, we provided 37,811 attendee-days of training, a 2.8% decrease from the 38,911 attendee-days in the corresponding period in fiscal year 2010.

Revenues for the nine months ended July 1, 2011 increased 6.3% compared to the same period in fiscal year 2010. The increase in revenues is primarily due to a 3.1% increase in the number of course participants and a 3.2% increase in revenue per participant. The increase in revenue per participant was primarily due to a 2.3% favorable effect from changes in foreign exchange rates and an overall price increase of 1.2%, these were partially offset by the effect of holding proportionately more course events at customer locations, which have a lower revenue per participant than courses held in our own education centers.

During the nine months ended July 1, 2011, we provided 199,502 attendee-days of training, a 4.9% increase from the 190,144 attendee-days in the same period in fiscal year 2010. In our management courses during the nine months ended July 1, 2011, we provided 84,354 attendee-days of training, a 9.2% increase over the 77,268 attendee-days in the corresponding period in fiscal year 2010. In our IT courses during the nine months ended July 1, 2011, we provided 115,148 attendee-days of training, a 2.0% increase from the 112,876 attendee-days in the corresponding period in fiscal year 2010.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our third quarter of fiscal year 2011, we presented 1,601 events, a 2.4% decrease from the 1,641 events during the same period in fiscal year 2010. Our cost of revenues for our third quarter of fiscal year 2011 was $15.9 million, or 47.6% of revenues, compared to $15.7 million, or 47.9% of revenues, in the same period in fiscal year 2010. Our gross profit percentage for the third quarter of fiscal year 2011 was 52.4% compared to 52.1% in the same quarter of the prior fiscal year.

Cost of revenues as a percentage of revenues decreased slightly in our third quarter of fiscal year 2011 compared to the same period in fiscal year 2010 because revenues increased 2.1% while cost of revenues increased only 1.3%. The change in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2011 primarily reflects a 4.5% increase in average revenue per event somewhat offset by a 3.8% increase in average cost per event. The increase in our average revenue per event was primarily the result of the favorable impact of changes in exchange rates and conducting proportionately more public course events in our own education centers which have a higher revenue per event than courses held at customer locations. The increase in average cost per event was also the impact of changes in exchange rates and conducting proportionately more events in our own education centers. The net effect of changes in exchange rates do not materially affect gross profit percentages because exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

During the first nine months of fiscal year 2011, we presented 4,599 events, a 5.9% increase from 4,342 events during the same period in fiscal year 2010. Our cost of revenues for the first nine months of fiscal year 2011 was $46.5 million compared to $43.4 million in the same period in fiscal year 2010. As a result, our gross profit percentage for the first nine months of fiscal year 2011 was 53.2% compared to 53.6% in the same period of the prior fiscal year. Changes in exchange rates do not materially affect gross profit percentages because exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

Cost of revenues as a percentage of revenues increased slightly in the first nine months of fiscal year 2011 because revenues increased 6.3% and cost of revenues increased 7.1%. The change in cost of revenues as a percentage of revenues in our first nine months of fiscal year 2011 primarily reflects a 0.4% increase in average revenue per event which was offset by a 1.1% increase in average cost per event. The increase in our average revenue per event was primarily the result of the favorable impact of changes in exchange rates. The increase in average cost per event was due to the impact of changes in exchange rates and higher costs per event for our courses conducted at customer locations. The net effect of changes in exchange rates do not materially affect gross profit percentages because exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process are expensed when incurred and are included in course development expenses. These principally include the costs of our internal product development staff and the subject matter experts who serve as our course authors and technical editors.

During our third quarter of fiscal year 2011, course development expenses were 5.6% of revenues, compared to 5.4% in the same quarter of fiscal year 2010. Overall spending on course development in our third quarter of fiscal year 2011 was $1.9 million, a 5.9% increase from the $1.8 million spent on course development in our third quarter of fiscal year 2010.

In our third quarter of fiscal year 2011, we introduced three new IT course titles and retired two; we introduced four new management course titles and retired two. Our library of instructor-led courses numbered 219 titles at the end of our third quarter of fiscal year 2011 compared with 217 titles at the end of the same quarter of fiscal year 2010. At the end of our third quarter of this fiscal year, we had 81 management titles in our course library, compared with 79 titles at the end of the same quarter of fiscal year 2010. Our library of IT titles numbered 138 at the end of our third quarters of fiscal years 2011 and 2010.

During the first nine months of fiscal years 2011 and 2010, course development expenses were 5.7% of revenues. Overall spending on course development in the first nine months of fiscal year 2011 was $5.7 million, a 6.2% increase from the $5.4 million spent on course development in the first nine months of fiscal year 2010.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of: designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expense in our third quarter of fiscal year 2011 was 23.3% of revenues, compared with 23.7% for the same quarter in fiscal year 2010. Sales and marketing expense was $7.8 million in our third quarter of fiscal year 2011, the same as in our third quarter of fiscal year 2010.

Changes in foreign exchange rates included in these figures caused total sales and marketing expense to increase by 4.7% for our third quarter of fiscal year 2011 compared to the same quarter of the prior fiscal year.

Sales and marketing expenses in the first nine months of fiscal year 2011 were 23.7% of revenue compared to 23.8% in fiscal year 2010. Sales and marketing expense was $23.5 million in the first nine months of fiscal year 2011, compared to $22.2 million during the first nine months of fiscal year 2010. During the first nine months of this fiscal year, we increased our sales and marketing expense by $1.3 million. The change was primarily due to increases in both payroll and benefits of $1.8 million net of a decrease of $0.2 million in professional services and a decrease in sales commissions of $0.1 million.

Changes in foreign exchange rates caused total sales and marketing expense to increase 1.9% for the first nine months of fiscal year 2011 compared to the same period of the prior fiscal year.

General and Administrative Expenses. General and administrative expense during our third quarter of fiscal year 2011 was $6.9 million compared to $6.2 million in our third quarter of fiscal year 2010. The increase of $0.7 million included $0.3 million caused by a 4.1% effect of changes in foreign exchange rates on general and administrative expense, to other increases in compensation and benefits of $0.3 million, and to increases in legal expenses of $0.1 million.

General and Administrative expense during the first nine months of fiscal year 2011 was $21.4 million, an increase of $1.9 million compared to $19.5 million in the same period of fiscal year 2010. This increase resulted from an increase of $2.2 million in payroll and benefits which included $0.7 million in compensation incentives and $0.4 million in severance, $0.3 million in professional services fees and various other increases of $0.4 million. Additionally, the nine months ended July 2, 2010 included a charge of $1.1 million for an expected period of vacancy due to the exercise of an option to terminate by one of our London education center sub tenants. This accrual was increased by $0.1 million in the first nine months of fiscal year 2011.

Changes in foreign exchange rates caused total general and administrative expenses to increase 1.5% for the first nine months of fiscal year 2011 compared to the same period of the prior fiscal year.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our third quarter of fiscal year 2011, other income, net totaled less than $0.1 million compared to $0.2 million in the same period of fiscal year 2010. The net decrease was primarily due to a reduction in interest income of $0.2 million due to lower interest rates and lower cash balances.

During the first nine months of fiscal year 2011, other income, net totaled less than $0.1 million compared to $0.6 million in the same period of fiscal year 2010. The net decrease was primarily due to a reduction in interest income of $0.4 million due to lower interest rates and lower cash balances.

Income Taxes. Our income tax provision in our third quarter of fiscal year 2011 was an expense of $0.3 million compared to a benefit of $0.5 million in our third quarter of fiscal year 2010. The low effective rate for fiscal year 2010 results from the impact of the expiration of uncertain tax positions under ASC 740. Our income tax provision for the first nine months of fiscal year 2011 was $0.7 million compared to income tax expense of $0.4 million for the first nine months of fiscal year 2010. Our income tax provision for the first nine months of fiscal year 2011 reflects a 31.0% effective tax rate, compared with our income tax provision for the first nine months of fiscal year 2010, which reflected a 10.9% effective rate.

Net Income. Our net income for our third quarter of fiscal year 2011 was $0.6 million compared to net income of $2.1 million for the third quarter of fiscal year 2010.

Our net income for the first nine months of fiscal year 2011 was $1.6 million compared to net income of $3.2 million for the first nine months of fiscal year 2010.

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

Recently Issued Accounting Pronouncements.

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at July 1, 2011 include cash and cash equivalents and available for sale securities of $40.2 million. During the first nine months of fiscal year 2011, these assets increased by $0.8 million, primarily as a result of cash provided by operations of $5.6 million which was largely offset by capital expenditures of $5.0 million.

At July 1, 2011, our net working capital (current assets minus current liabilities) was $13.5 million, a $1.0 million increase from our working capital balance at October 1, 2010, primarily as a result of a decrease in deferred revenue of $0.7 million, an increase in cash and cash equivalents of $0.6 million, an increase in available for sale securities of $0.2 million, and an increase in income tax receivable of $0.4 million, partly offset by an increase in accrued liabilities of $1.0 million.

Cash Flows. Our cash and cash equivalents increased $0.6 million to $35.1 million at July 1, 2011 from $34.4 million at October 1, 2010 (table in thousands).

	Nine months ended
	July 1, 2011	July 2, 2010
Cash provided by (used in) operating activities	$5,628	$(2,225)
Cash (used in) provided by investing activities	(5,204)	6,443
Cash used in financing activities	(467)	(3,100)
Effects of exchange rate changes on cash and cash equivalents	690	(989)

Net increase in cash and cash equivalents	$647	$129

Net cash provided by operating activities for the first nine months of fiscal year 2011 was $5.6 million due primarily to $4.2 million of non-cash items and net income of $1.6 million; offset by changes in operating assets and liabilities of $0.2 million. This compares to net cash used in operating activities of $2.2 million for the first nine months of fiscal year 2010 due primarily to $7.3 million of non cash items and net income of $3.2 million; offset by changes in operating assets and liabilities of $12.7 million.

Net cash used in investing activities for the first nine months of fiscal year 2011 was $5.2 million due primarily to $5.0 million of purchases of equipment, property and leasehold improvements. This compares to net cash provided by operations of $6.4 million for the first nine months of fiscal year 2010 due primarily to net sales of available for sale securities of $8.4 million, offset by purchases of equipment, property and leasehold improvements of $2.0 million.

Net cash used in financing activities for the first nine months of fiscal year 2011 was $0.5 million due primarily to $0.4 million of repurchases of common stock. This compares to net cash used in financing operations of $3.1 million for the first nine months of fiscal year 2010 due primarily to repurchases of common stock of $3.5 million, offset by $0.4 million of proceeds from stock options exercised.

Changes in exchange rates had a $0.7 million positive effect on cash and cash equivalents during the nine months ending July 1, 2011.

Liquidity. We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the nine months ended July 1, 2011, we made capital expenditures of $4.2 million for the purchase of furniture and computer equipment worldwide, as well as $0.8 million of reimbursable tenant improvements. We plan to purchase an additional $1.2 million in equipment and other capital assets during the remainder of fiscal year 2011. Our contractual obligations as of July 1, 2011 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2010 Annual Report on Form 10-K.

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

FUTURE OUTLOOK

As we have for the past 37 years, we continue to emphasize excellence in educating and training managers and IT professionals from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that Learning Tree’s proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

Effect of Exchange Rates. Over half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of August 3, 2011 remain constant for the remainder of our fourth quarter of fiscal year 2011, we would expect to report a favorable effect of approximately 3.5% on our revenues during our fourth quarter of fiscal year 2011 compared to the same quarter of fiscal year 2010.

Fourth Quarter Revenues. We currently expect revenues in our fourth quarter of fiscal year 2011 to be between $34.0 million and $36.0 million, compared to $33.9 million in the same quarter of fiscal year 2010.

Fourth Quarter Gross Profit. We expect our gross profit percentage in our fourth quarter of fiscal year 2011 to be between 55.0% and 56.5% compared to 53.5% in our fourth quarter of fiscal year 2010.

Fourth Quarter Operating Expenses. We expect overall operating expenses for our fourth quarter of fiscal year 2011 to be between $15.7 million and $16.2 million, compared to $16.0 million in our fourth quarter of fiscal year 2010.

Fourth Quarter Income from Operations. As a result of the above factors, we expect earnings from operations for our fourth quarter of fiscal year 2011 to be between $3.0 million and $4.5 million, compared to $2.2 million in the fourth quarter of fiscal year 2010.

Fourth Quarter Interest Income. We expect fourth quarter interest income to be less than $0.1 million.

Fourth Quarter Pre-Tax Income. As a result of the above factors, we expect pre-tax earnings for our fourth quarter of fiscal year 2011 to be between $3.0 million and $4.5 million, compared to $2.1 million in the fourth quarter of fiscal year 2010.

Effective Tax Rate. We estimate that our effective tax rate in our fourth quarter of fiscal year 2011 will be approximately 37.7%.

Full Fiscal Year 2011. For our full fiscal year 2011, we expect revenues to be between $133.5 million and $135.5 million, compared with $127.5 million for fiscal year 2010, and we expect pre-tax income to be between $5.3 million and $6.8 million, compared with $5.8 million for fiscal year 2010.

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

As of July 1, 2011, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2010 Annual Report on Form 10-K. Please refer to that section of our 2010 Annual Report on Form 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	(REMOVED AND RESERVED).

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2011	LEARNING TREE INTERNATIONAL, INC.

By: /s/ Nicholas R. Schacht
Nicholas R. Schacht
Chief Executive Officer

By: /s/ Charles R. Waldron
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007 *

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006 **

4.1	Form of Common Stock Certificate *

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
**	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.