Form 10-K
period 2011-09-30
LEARNING TREE INTERNATIONAL INC
filed 2011-12-13
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of April 1, 2011 was $52,582,003. (Excludes 7,564,673 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of December 7, 2011, was 13,479,409.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.	BUSINESS.

As used in this Report (unless the context otherwise requires) “we”, “our”, and “us” refer to Learning Tree International, Inc. and its subsidiaries.

Overview

Learning Tree International, Inc. is a leading worldwide vendor-independent provider to business and government organizations for the training and education of their managers and information technology (“IT”) professionals. Since our founding in 1974, we have provided high-quality training to over 2.1 million managers and IT professionals. In fiscal year 2011, we trained 76,419 course participants from more than 8,400 organizations worldwide, including large national and multinational companies, government organizations, and small and medium-size companies.

As of September 30, 2011, we offer a broad proprietary library of intensive instructor-led courses from one to five days in length, which at September 30, 2011 comprised 220 different course titles representing 4,824 hours of training, including 137 IT course titles and 83 management course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and generate approximately half of our revenues internationally. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2011, we presented courses in 54 countries. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. During fiscal year 2011, the market success of Learning Tree AnyWare continued to grow, with more than 6,300 remote participants attending AnyWare course sessions—an increase of 48% from the prior year.

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

Commitment to Quality Training. For the past 37 years, we have set the highest standards of excellence in educating and training managers and IT professionals throughout the world. We believe these standards have driven our long-term success. Our course participants have consistently rated Learning Tree instructors and courses at the top end of the scale. These ratings reflect our ongoing commitment to quality and innovations in instructional delivery, including our patented MagnaLearn™ instructional enhancement system and Reality-Plus™ management training methodology, as well as, the latest up-to-date hands-on course equipment, ongoing revision and updating of our course materials, and the ongoing training and coaching of our already superb instructors. Our AnyWare e-Learning platform extends the full range of Learning Tree features and standards to our online participants, so that they enjoy the same results as our in-class participants.

High Quality Instructor Team. At September 30, 2011, we had 619 course instructors located around the world. Learning Tree instructors are practicing professionals with expert subject knowledge. Our average instructor has nearly 26 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 10 course events per year on an “as-needed” basis. During the rest of the year they work for other organizations either as full-time employees or as independent technical or management consultants. This “on-demand” structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to our customers’ needs for management and IT skills training. Our course participants particularly benefit because Learning Tree instructors generally spend the majority of their time working in industry settings, and therefore provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments. Our instructors also provide us with unique access to a large pool of industry experts on management and IT trends throughout the world that is especially valuable in our decisions and development process for new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a highly systemized process in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal as evidenced by our annual instructor retention rate, which is approximately 90%.

Broad Proprietary Course Library. We offer a broad, proprietary course library, which at September 30, 2011 totaled 220 instructor-led one- to five-day course titles comprising a total of 4,824 hours of classroom instruction covering a wide range of management and IT topics. Based on their sophistication and quality, all Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute (PMI).

The following table itemizes the number of Learning Tree course titles by curriculum at September 30, 2011:

Curriculum	Number of Course Titles	Total Hours of Training
Project Management	18	378
Business Analysis	17	321
SQL Server	15	348
Visual Studio and .NET Development	15	348
Communication and Time Management	15	252
Windows Systems and Exchange	14	342
Web Development and XML	14	300
Networking, Cisco Networks and PC Support	13	330
ITIL Certification	12	276
Software Engineering	12	270
SharePoint	11	228
Management and Leadership	11	216
Java, C++ and Perl Programming	10	240
RDBMS, and Oracle Databases	9	240
Security	9	228
UNIX and Linux	7	162
Microsoft Office	4	90
Cloud Computing	4	63
Disney Institute Courses	4	60
FAC/PPM	3	72
Apple Macintosh Systems and Support	2	36
Mobile App Development	1	24

Total	220	4,824

As a leading vendor-independent provider of IT training, our objective is to provide our customers with job-focused, hands-on learning experiences that best meet their needs for the development of their managers and professional IT staff. We design our courses to provide participants an unbiased perspective of both the strengths and limitations of software and hardware products and an understanding of how to compare and integrate multiple platforms and technologies from various vendors. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive; most involve “hands-on” training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises and participating in group workshops and class interactions. As a result, they return to their jobs with the confidence to immediately apply the new skills and knowledge they have gained. Participants receive extensive printed course materials that facilitate learning and serve as a post-course reference tool.

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

As of September 30, 2011, we offered 137 titles in our IT curriculum, representing 62% of our entire course library. This compares to the same number of titles, which represented 64% of our entire course library, at the end of fiscal year 2010. As of September 30, 2011, we offered 83 titles in our management curriculum, representing 38% of our course library, compared to 77 titles, or 36% of our entire course library, at the end of fiscal year 2010. Our spending on course development was $7.5 million in fiscal year 2011, $7.3 million in fiscal year 2010 and $7.4 million in fiscal year 2009.

To assist participants in their long-term professional development, we offer 24 Learning Tree Professional Certification programs, in which participants earn their certification by successfully completing four Learning Tree courses in a particular field, and demonstrating mastery by passing the examination for each course. Each Professional Certification Program is designed to teach all of the skills necessary to master a specific job function.

Over our 37-year history, we have developed and implemented a well-defined, systematic approach for rapidly developing, customizing and updating courses in the Learning Tree library and for translating our course content into multiple languages. We organize courses into curricula that reflect general topics or disciplines. We continuously update and expand our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of our customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2011, we introduced 24 new course titles and retired 18 titles. We may or may not introduce more titles than we retire in any period, and there can be no assurance that we will develop courses that keep pace with the introduction of new hardware, software and networking technologies or the need for key business skills training. We expect course development costs to vary in the future, primarily depending on the number of new titles we introduce in any period, as well as the overall size of the total course library we must maintain.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world, and by making approximately three-quarters of our course titles available online through Learning Tree AnyWare™. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses on demand at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 619 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver any Learning Tree course to any location in the world.

In fiscal year 2011, we presented 6,178 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 54 countries. We currently operate wholly-owned subsidiaries in the United States (since 1974), France (since 1977), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. As in most years, in fiscal year 2011 our international operations produced approximately half of our revenues. See Note 9 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. See Item 1A, “Risk Factors” for a description of the risks associated with our international operations.

On an on-going basis, we evaluate the advisability of expansion or contraction of our operations both within cities and countries with existing Learning Tree Education Centers and in new cities or countries.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, small and medium-sized companies and government organizations throughout the world, and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Our customers operate in a wide range of sectors, including finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Every one of our 100 largest clients five years ago in fiscal year 2006 was still one of our clients five years later in fiscal year 2011. In fiscal year 2011, we provided training to 76,419 course participants, and over 180 of our corporate and government customers purchased more than $100,000 of Learning Tree training. No customer accounted for 10% or more of our revenues in fiscal years 2011, 2010 or 2009.

In fiscal year 2011, we continued our efforts to develop enterprise-wide relationships with many of our large customers. These relationships take various forms, but generally involve a modest discount to our list price in exchange for becoming a preferred supplier, which enables us to provide training services to a greater number of individual employees with lower sales and administrative costs.

Backlog. Our sales backlog at November 30, 2011 was $26.1 million. This compares to a sales backlog of $26.4 million at November 30, 2010. We reasonably expect the entire backlog to be executed within fiscal year 2012.

Multi-Tiered Sales and Marketing Organization. We have a multi-tiered sales and marketing organization that integrates direct mail, electronic marketing, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers.

As we have since our inception, we maintain a strong brand image for providing high-quality training for managers and IT professionals through the prominent use of our trademarks in our marketing and course materials. We market our courses primarily through direct mail and electronic mail to our proprietary database of approximately 3 million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and we also use direct mail to reach other managers and IT professionals on rented mailing lists. We send targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. In addition, we use rented e-mail address lists to augment our own database. We also market our products and services over the Internet on our website (www.learningtree.com). (Information contained on our website is not part of this Annual Report on Form 10-K.)

We have a telemarketing sales team that consisted of approximately 111 telemarketers and related support staff at September 30, 2011. Our telemarketers call customer leads generated from direct mailings, e-mail marketing, website inquiries and other sales and marketing programs. In addition, our sales team follows up on customer inquiries, and works to identify key personnel at customers with the potential to become major customers. We use our proprietary automated POST™ techniques to identify regions of our database that are profitable to mail, email and/or call, and those that are not.

At September 30, 2011, we employed a field sales team of 63 direct field sales representatives and related support staff. Our direct sales force primarily focuses on selling training that is delivered on-site for our customers at their locations.

To remain successful, we must continue to expand our business with both existing and new customers. To encourage repeat purchases from existing customers, we offer multiple-course discount programs—Learning Tree “Training Passports” and Learning Tree “Training Vouchers”—and also provide the Professional Certification Programs described earlier. We believe that in addition to generating revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree courses to their colleagues.

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

Our main IT training competitors are vendor-dependent and include the IT hardware and software vendors themselves. Many hardware and software vendors supply training, sometimes bundled in the prices of their products. Other vendor-dependent providers are authorized or certified companies that deliver these vendors’ proprietary courses. Vendor-dependent providers may have, or claim, greater knowledge of upcoming developments in their products, and their certifications are widely recognized. We differentiate ourselves from vendor-dependent providers by maintaining a vendor-independent posture and providing cross-platform training solutions. Our courses focus on improving job skills, rather than the vendor-dependent focus on vendor product features. By being vendor-independent, we can address both the strengths and the weaknesses of a product and teach IT professionals how to integrate one product with those of other vendors in a multi-vendor configuration. We leverage the expertise of Learning Tree instructors and authors, to ensure that we offer levels of expertise that match or exceed those of vendor-dependent providers.

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

E-Learning and Blended Learning. Management and IT training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Independent industry reports state that instructor-led training continues to account for the largest portion of the IT training market, representing approximately 70% of the total market in each of the last ten years. We believe this is because instructor-led training provides the greatest focus and ability for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem-solving with their instructor and fellow participants, and the opportunity to get expert advice on the application of the course material to their own projects. Furthermore, instructor-led classroom training insulates course participants from workplace interruptions and accelerates their learning of new technologies. However, the use of technology-based IT training formats, such as Internet-based e-learning, has gained some acceptance in the IT and management training and education market, largely gaining market share at the expense of other self-study formats including video and printed materials.

We have continued to investigate alternate, technology-based training formats and how they might effectively be integrated into our training programs. In fiscal year 2009, we developed Learning Tree AnyWare™, our proprietary live online learning platform that integrates participants in remote locations into live class events in another location. Remote participants use an ordinary Internet connection to connect to our patent-pending classroom interface. Once logged in, remote AnyWare class participants see and hear their classroom-based instructor and classmates in real time, and view the instructor’s annotations on the two in-class MagnaLearn™ projection screens in real-time. They are able to participate in discussions, ask questions, work in breakout sessions, and complete the same hands-on exercises as their in-class counterparts. They gain the full benefit of our proprietary courseware, and achieve the same level of knowledge and skill transfer as in-class participants. Through AnyWare, we effectively apply technology to leverage the strengths of our classroom offerings. In fiscal year 2011, more than 6,300 remote participants have attended our courses using Learning Tree AnyWare, a 48% increase from fiscal year 2010.

Employees

Our executive officers have extensive experience in the training and education industry with an average of over 17 years of experience with us and over 20 years of relevant industry experience.

On September 30, 2011, we had a total of 465 full-time equivalent employees, of whom 186 were employed outside the United States. We also utilized the services of 619 expert instructors to teach our courses on an “as-needed” basis. We consider our relations with our employees and our instructors to be good.

Intellectual Property Rights

Our course development process and course titles are proprietary, and we rely on a combination of copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect those proprietary rights.

“LEARNING TREE”, “LEARNING TREE INTERNATIONAL”, the Learning Tree “Tree Design” logo, “LEARNING TREE INTERNATIONAL” and Design, “LEARNING TREE PROFESSIONAL CERTIFICATION” and Design, “LEARNING TREE ANYWARE BE THERE WITH ANYWARE” and Design, “LEARNING TREE ANYWARE”, “LEARNING TREE ANYWARE ENTERPRISE”, “LEARNING TREE ANYWARE ENTERPRISE” and Design, and “LEARNING TREE ANYWARE YOUR EXPERTISE DELIVERED ANYWHERE!” and Design, “EDUCATION IS OUR BUSINESS”, “EDUCATION YOU CAN TRUST”, “WE BRING EDUCATION TO LIFE”, “PRODUCTIVITY THROUGH EDUCATION”, “REALITYPLUS” Design, “REALITYPLUS MANAGEMENT EDUCATION FOR THE REAL WORLD”, “TRAINING PASSPORT”, “TRAINING ADVANTAGE”, “ALUMNI GOLD”, “TRAINING YOU CAN TRUST”, “WE BRING LEARNING TO LIFE”, “WWW.LEARNINGTREE.COM”, “MAGNALEARN”, “VENDOR INDEPENDENT TRAINING YOU CAN TRUST”, “LEARNING TREE UNIVERSITY CONSORTIUM” and Design, “ON-SITE COURSES” and Design, “800-LRN-TREE”, “800-THE-TREE” and LEARNING TREE LEAP SYSTEM are among our trademarks and service marks. In addition to our trademarks and service marks, this Annual Report on Form 10-K also contains trademarks and trade names of other companies.

We own the copyright to all course materials we develop. Our copyrighted course materials are a significant differentiator of our services from those of our competitors.

Our MagnaLearn™ Instructional Enhancement System is covered by patents in the United States and a number of foreign countries. The MagnaLearn system gives Learning Tree instructors greater flexibility to customize and pace course presentations by allowing them to annotate, highlight and manipulate course materials on two independent projection screens, in real time. The system also provides automated feedback to our course development resources, allowing constant improvement of courses and the ability to consistently update courses immediately on a world-wide basis.

We have applied for patent protection related to our recently introduced Learning Tree AnyWare™ live online learning platform.

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

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Changes in patent law, foreign or domestic, may have an impact on our ability to obtain patent protections. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

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

Item 1A.	RISK FACTORS.

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

Future Sales of Our Common Stock. Sales of our common stock by our founders, officers, directors and employees could adversely and unpredictably affect the price of shares of our common stock. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 13,479,409 shares outstanding as of December 7, 2011, as of that date we are authorized to issue up to 257,947 shares of common stock upon the exercise of outstanding options and vesting of restricted stock units, and an additional 660,842 shares of common stock remained available for issuance of equity awards under our 2007 Equity Incentive Plan. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.

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

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Changes in patent law, foreign or domestic, may have an impact on our ability to obtain patent protections. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees or former employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

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

As of December 7, 2011, our executive officers and directors collectively beneficially own approximately 56% of our outstanding shares of common stock. As of that date, Mr. Garen, our Chairman of the Board of Directors, beneficially owned approximately 24% of our outstanding shares of common stock. Dr. Collins, our Vice Chairman of the Board of Directors, beneficially owned approximately 31.0% of our outstanding shares of common stock as of December 7, 2011. Consequently, senior personnel, and Mr. Garen and Dr. Collins in particular, have significant influence over, and may control, our policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

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

Risks Associated with Changing Economic Conditions

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price. As a result of the current economic uncertainty and macro-economic challenges currently affecting the economy of the United States and other parts of the world, some of our customers may choose to delay or postpone purchases of courses from us until the economy and their businesses strengthen.

Domestic and/or International Economic Downturns. A significant part of our revenues comes from Fortune 1000-level companies, their international equivalents, and government organizations. During weak economic conditions, our sales grow more slowly or can even diminish. If the domestic and/or international economy were to continue to weaken, the demand for our services could decline, which could have a material adverse effect on our operating results and stock price.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

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

We present our classroom courses at Learning Tree Education Centers in Chicago, Los Angeles, New York City, the Washington, D.C. area (three locations), Ottawa, Toronto, London, Paris, Stockholm, and Tokyo as well as in other rented facilities in those and other cities worldwide as well as at our clients’ facilities.

The following table contains certain information regarding Learning Tree Education Centers and offices at September 30, 2011:

Location (Metropolitan Area)	Function(s)	Number of Classrooms	Total Area in Square Feet
Chicago, IL	Education Center	5	11,017
Los Angeles, CA	Education Center & Office	5	22,697
New York, NY	Education Center	19	41,724
Washington, DC area	Education Centers (3 sites)	37	87,958
Reston, VA	Offices (3 sites)	—	45,959	(a)
Powell, OH	Office	—	400
Kennett Square, PA	Office	—	440
Paris, France	Education Center & Office	25	36,813
London, England	Education Center	34	54,977	(b)
Leatherhead, England	Office	—	23,056	(c)
Ottawa, Canada	Education Center & Office	6	20,006
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	9	21,151
Tokyo, Japan	Education Center & Office	2	3,195

		152	386,600

(a)	Includes a 38,500 square foot office facility which we own; all other facilities are leased.
(b)	Excludes 57,023 square feet that we sublease to various subtenants. Subleases end at various dates prior to the end of our prime lease. See Note 4 of “Notes to Consolidated Financial Statements” for details on subleases.
(c)	Excludes 3,000 square feet that we sublease to a single subtenant. The Sublease ends in February 2016 and the subtenant may opt for early termination in March 2013.

Item 3.	LEGAL PROCEEDINGS

We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 4.

REMOVED AND RESERVED.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our Common Stock on the NASDAQ Stock Market:

Fiscal Year 2010
First Quarter	$12.69	$10.20
Second Quarter	15.31	10.82
Third Quarter	16.50	10.32
Fourth Quarter	13.40	8.00

Fiscal Year 2011
First Quarter	$11.20	$9.38
Second Quarter	10.07	8.14
Third Quarter	10.19	7.69
Fourth Quarter	10.57	7.10

On December 6, 2011, the number of holders of our Common Stock was 990, consisting of 60 record holders and 930 stockholders whose stock is held by a bank, broker or other nominee.

Dividends

On August 9, 2010, our Board of Directors declared a special dividend of $2.20 per share (approximately $29.9 million) which was paid on September 10, 2010, to stockholders of record as of August 20, 2010. No other dividends have been declared or paid by us during fiscal years 2011, 2010 or 2009. We have no plans to pay any other cash dividends in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on our financial condition and other factors that our Board of Directors may in the future consider to be relevant.

Sales of Unregistered Securities.

During fiscal years 2011 and 2010, we did not make any unregistered sales of our securities.

Purchases of Equity Securities

We made no repurchases of Common Stock during the three months ended September 30, 2011. We may choose to make purchases of our Common Stock in the future, but have no commitment to do so.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	155,475	$13.62	660,842
Equity compensation plan not approved by security holders	0	0.00	0

Total	155,475	$13.62	660,842

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

The following graph compares the cumulative total stockholder return on our Common Stock from September 29, 2006 to September 30, 2011 with the cumulative total return on the NASDAQ Stock Market Composite Index and an appropriate “peer group” index (assuming the investment of $100 in our Common Stock and in each of the indexes on September 29, 2006.)

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	October 3, 2008	October 2, 2009	October 1, 2010	September 30, 2011
Learning Tree International, Inc.
Common Stock	$100	$219	$129	$140	$152	$111
NASDAQ Stock Exchange
Composite Index	$100	$121	$88	$93	$109	$112
Peer Group Index (1)	$100	$142	$129	$162	$118	$88
Peer Group + Learning Tree International, Inc	$100	$143	$129	$161	$118	$88

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2011, NASDAQ, Inc. All rights reserved. Used with permission.

(1)	Peer Group index includes: Apollo Group, Inc.; Corinthian Colleges Inc.; DeVry, Inc.; and, ITT Education Services, Inc. The returns of each issuer within the Peer Group Index have been weighted according to such issuer’s respective stock market capitalization at the beginning of the period presented.

Item 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for the fiscal years ended October 2, 2009, October 1, 2010 and September 30, 2011, and the balance sheet data as of October 1, 2010 and September 30, 2011, are derived from our consolidated financial statements, which are included elsewhere herein. The statement of operations data set forth below for the fiscal years ended September 28, 2007 and October 3, 2008, and the balance sheet data as of September 28, 2007, October 3, 2008 and October 2, 2009, are derived from our audited financial statements that are not included in this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2009 ended on October 2, 2009, fiscal year 2010 ended on October 1, 2010 and fiscal year 2011 ended on September 30, 2011. Fiscal year 2007 consisted of 52 weeks, fiscal year 2008 consisted of 53 weeks and fiscal years 2009, 2010 and 2011 each consisted of 52 weeks.

	Fiscal Year Ended (dollars in thousands, except per share data)
	September 28, 2007	October 3, 2008	October 2, 2009	October 1, 2010	September 30, 2011
SELECTED STATEMENT OF OPERATIONS DATA:
Revenues	$167,193	$181,278	$132,559	$127,470	$133,782
Cost of revenues	72,936	76,807	59,243	59,198	61,641

Gross profit	94,257	104,471	73,316	68,272	72,141

Operating expenses:
Course development	8,613	9,656	7,442	7,304	7,493
Sales and marketing	41,094	43,596	31,962	30,461	30,836
General and administrative	30,041	33,532	31,929	25,310	28,565

Total operating expenses	79,748	86,784	71,333	63,075	66,894

Income from operations	14,509	17,687	1,983	5,197	5,247
Other income, net	4,236	4,001	1,048	557	105

Income before provision for income taxes	18,745	21,688	3,031	5,754	5,352
Provision for income taxes	1,755	7,888	1,828	1,366	2,110

Net income	$16,990	$13,800	$1,203	$4,388	$3,242

Income per common share—basic	$1.03	$0.84	$0.08	$0.32	$0.24

Income per common share—diluted	$1.03	$0.83	$0.08	$0.32	$0.24

Cash dividends declared per common share	$0	$0	$0	$2.20	$0

Weighted average shares outstanding—basic	16,498	16,516	15,181	13,722	13,496

Weighted average shares outstanding—diluted	16,498	16,580	15,181	13,739	13,514

In fiscal year 2008, we incurred expense of $1.0 million on a since discontinued effort to sell our business as well as $0.9 million for certain tax and financial services consulting. In fiscal year 2009, we incurred expense of $4.2 million for the settlement of a claim, $1.3 million for the restructuring of our business and $0.7 million for the since discontinued effort to sell our business. In fiscal year 2010, we incurred $1.3 million for an expected vacancy due to the exercise of an option to terminate by one of our London education center subtenants.

	As of (dollars in thousands)
	September 28, 2007	October 3, 2008	October 2, 2009	October 1, 2010	September 30, 2011
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$49,732	$51,853	$44,313	$34,449	$40,293
Available for sale securities	$38,775	$18,909	$29,497	$4,997	$2,352
Income tax receivable	$4,224	$2,475	$265	$230	$219
Total current assets	$120,861	$101,294	$96,743	$64,765	$67,238
Available for sale securities, long-term	$0	$23,440	$0	$0	$0
Total assets	$163,976	$172,424	$136,820	$100,173	$102,152
Deferred revenues	$50,216	$47,712	$38,103	$35,745	$34,572
Total current liabilities	$76,924	$70,065	$60,430	$52,229	$51,465
Total long-term liabilities	$9,844	$15,961	$13,528	$13,172	$12,936
Total stockholders’ equity	$77,208	$86,398	$62,862	$34,772	$37,751

In fiscal years 2009, 2010 and 2011 we repurchased shares of our stock for approximately $25.2 million, $4.8 million and $0.4 million, respectively. In fiscal year 2010 we declared a special dividend of $2.20 per share which we paid (approximately $29.9 million) on September 10, 2010, to stockholders of record as of August 20, 2010.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward-looking statements, please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Report immediately prior to “Part I-Item 1”.

OVERVIEW

Nature of the Business. Learning Tree International is a leading worldwide vendor-independent provider of training and education to business and government organizations for their managers and IT professionals. Since our founding in 1974, we have provided high-quality training to over 2.1 million managers and IT professionals. In fiscal year 2011 we trained 76,419 course participants from more than 8,400 organizations worldwide, including large national and multinational companies, government organizations, and small and medium-size companies.

As of September 30, 2011, we offered a broad proprietary library of intensive instructor-led courses from one to five days in length, consisting of 220 different course titles representing 4,824 hours of training, including 137 IT course titles and 83 management course titles. Learning Tree courses provide both breadth and depth of education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and generate approximately half of our revenues internationally. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. During fiscal year 2011, we presented courses in 54 countries. Our proprietary live online learning platform, Learning Tree AnyWare™, allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. During fiscal year 2011, more than 6,300 remote participants attended AnyWare course sessions, an increase of 48% compared with our prior fiscal year.

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

We had 619 instructors as of September 30, 2011, who are practicing professionals with expert subject knowledge, and who average nearly 26 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 10 course events per year on an “as-needed” basis. During the rest of the year they apply the skills that they teach, either as full-time employees for other companies or as independent consultants. When they are not teaching, Learning Tree instructors are using and honing their management and IT skills as either full-time employees for other companies or as independent consultants.

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

As we have for the past 37 years, we continue to emphasize excellence in educating and training managers and IT professionals from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that our proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. Every one of our 100 largest clients five years ago in fiscal year 2006 was still one of our clients five years later in fiscal year 2011. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2009 ended on October 2, 2009, fiscal year 2010 ended on October 1, 2010 and fiscal year 2011 ended on September 30, 2011. Our fiscal years 2009, 2010 and 2011 each consisted of 52 weeks.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	44.7	46.4	46.1

Gross profit	55.3	53.6	53.9
Operating expenses:
Course development	5.6	5.7	5.6
Sales and marketing	24.1	23.9	23.1
General and administrative	24.1	19.9	21.3

Total operating expenses	53.8	49.5	50.0

Income from operations	1.5	4.1	3.9
Other income, net	0.8	0.4	0.1

Income before provision for income taxes	2.3	4.5	4.0
Provision for income taxes	1.4	1.1	1.6

Net income	0.9%	3.4%	2.4%

FISCAL YEAR 2011 COMPARED WITH FISCAL YEAR 2010

In fiscal year 2011, our revenues increased to $133.8 million compared to $127.5 million in fiscal year 2010. Income from operations was level at $5.2 million in fiscal years 2011 and 2010. Net income for fiscal year 2011 decreased to $3.2 million compared to $4.4 million in fiscal year 2010.

Revenues. Our fiscal year 2011 revenues increased by 5.0% compared to fiscal year 2010. The increase in revenues was primarily due to a 0.3% increase in the number of participants in our courses and a 4.3% increase in average revenue per participant. The increase in revenue per participant was primarily the result of an overall price increase of 1.3% and a favorable effect of changes in foreign exchange rates of 2.4%. Additionally, in fiscal year 2011 compared with fiscal year 2010 we had a higher percentage of participants at courses held at our own education centers, where the average revenue per participant is higher than for courses held at customer locations, which increased revenue per participant by 0.8%.

During fiscal year 2011, we provided 267,770 attendee-days of training, an increase of 1.2% from 264,514 attendee-days in fiscal year 2010. In our management courses in fiscal year 2011, we provided 111,413 attendee-days of training, a 2.7% decrease from 114,481 attendee-days in fiscal year 2010. In our IT courses during fiscal year 2011, we provided 156,357 attendee-days of IT training, a 4.2% increase from 150,033 attendee-days in fiscal year 2010.

Revenues in the United States decreased 1.4% from $65.6 million in fiscal year 2010 to $64.7 million in fiscal year 2011, primarily due to a 5.2% reduction in the number of course events presented at customer locations. Revenues from our international operations increased 11.7% from $61.9 million in fiscal year 2010 to $69.1 million in fiscal year 2011, primarily due to a 9.5% increase in the number of course participants in our international locations and a 2.2% increase in average revenue per participant in those locations.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials and equipment, freight, classroom facilities and refreshments. During fiscal year 2011, we presented 6,178 events compared to 5,907 events during fiscal year 2010. Our cost of revenues for fiscal year 2011 increased to $61.6 million from $59.2 million in fiscal year 2010. Our cost of revenues as a percentage of our revenues decreased to 46.1% for fiscal year 2011 from 46.4% in fiscal year 2010.

Changes in exchange rates do not materially affect our gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

The decrease in cost of revenues as a percentage of revenues in fiscal year 2011 was due to a 0.4% decrease in average cost per event, that resulted from small reductions across a broad variety of expense categories. Gross profit in the United States stayed the same at $34.2 million in fiscal year 2010 and 2011. Gross profit from our international operations increased 11.3% from $34.1 million in fiscal year 2010 to $37.9 million in fiscal year 2011, primarily due to the increase in our revenues from our international locations this year compared to fiscal year 2010, as discussed earlier.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. All costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During fiscal year 2011, course development expenses were 5.6% of revenues compared to 5.7% during fiscal year 2010. In fiscal year 2011, we increased our overall spending on course development by 2.6% to $7.5 million compared with $7.3 million in fiscal year 2010. This net increase reflected an increase in personnel and benefits expense of $0.3 million and an increase in royalty expense (due to an increase in attendee days) of $0.1 million offset by decreases in other course development expenses.

We introduced 10 new management course titles in fiscal year 2011 compared with 11 in fiscal year 2010. During fiscal year 2011 we introduced 14 new IT courses compared with 12 in fiscal year 2010.

At the end of fiscal year 2011, the Learning Tree library of instructor-led courses numbered 220 titles, comprising 4,824 hours of training, compared with 214 titles at the end of fiscal year 2010. The increase in the number of titles in fiscal year 2011 reflected the net effect of introducing 24 new titles and retiring 18 titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At September 30, 2011, we had 83 management titles in our course library, compared with 77 management titles at the end of fiscal year 2010. Our library of IT titles numbered 137 as of September 30, 2011, the same as at the end of fiscal year 2010.

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

Our sales and marketing expenses were 23.1% and 23.9% of revenues in fiscal years 2011 and 2010, respectively. Sales and marketing expenses increased to $30.8 million in fiscal year 2011 from $30.4 million in fiscal year 2010. The overall increase of $0.4 million was due to increases of: $1.6 million for personnel and benefits, $0.4 million for trade shows and advertising and $0.3 million for severance. These increases were offset by decreases of: catalog production costs of $0.5 million, sales commissions of $0.4 million, professional service fees of $0.2 million, recruiting fees of $0.2 million and various other expenses of $0.6 million. Changes in foreign exchange rates caused our overall sales and marketing expenses to increase by about 2.0%.

General and Administrative Expenses. Our general and administrative expenses in fiscal year 2011 increased by $3.3 million, from $25.3 million in fiscal year 2010 to $28.6 million in fiscal year 2011. This change from our prior year expenses resulted mainly from increases of $2.3 million in personnel and benefits expense, $0.7 million for legal fees, $0.4 million due to changes in foreign exchange rates, $0.2 million for the fiscal year 2010 reversal of an asset retirement obligation from the renegotiation of a lease, and $0.6 million in other general and administrative expenses. These increases were offset by $0.9 million in cost reductions, principally due to a $1.0 million reduction in onerous lease provisions compared to the prior year.

The increase in personnel and benefits expense primarily resulted from increases of: $0.5 million of incentive compensation (as very little incentive compensation was paid in our prior year), $0.5 million for annual compensation increases, $0.4 million as a result of additional personnel, $0.3 million in benefits primarily related to the aforementioned salary increases, $0.3 million in severance expense, and $0.3 million for stock-related compensation and other expenses.

Fiscal year 2010 included a charge of $1.3 million for an expected period of vacancy due to the exercise of an option to terminate by one of our London education center subtenants on October 7, 2010. An additional charge of $0.3 million for vacant space was taken in fiscal year 2011.

Other Income (Expense), Net. Other income (expense), net in fiscal year 2011 decreased by $0.5 million over the prior fiscal year, from $0.6 million to $0.1 million. This change was primarily due to a decrease in interest income of $0.4 million due to lower interest rates.

Income Taxes. In fiscal year 2011, our income tax provision was $2.1 million compared to $1.4 million in fiscal year 2010. Our effective rate for fiscal year 2011 was 39.4% compared to 23.7% in fiscal year 2010. The lower effective rate for fiscal year 2010 was primarily attributable to the expiration of uncertain tax positions which resulted in a $1.1 million reduction in our tax expense.

We did not provide for United States federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of September 30, 2011, because we currently intend to reinvest such earnings indefinitely. The undistributed earnings were approximately $22.2 million as of September 30, 2011. Because of the availability of United States foreign tax credits, it is not practicable to determine the United States federal income tax liability that would be payable if such earnings were not reinvested.

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

GEOGRAPHIC DATA

Learning Tree Education Centers are located in six countries and we have historically derived roughly half of our revenues from outside the United States. The United States operations recorded revenues of $64.7 million in fiscal year 2011 compared to revenues of $65.6 million in fiscal year 2010. Revenues from our European operations were $53.1 million in fiscal year 2011 compared to $46.8 million in fiscal year 2010. Canadian operations recorded revenues of $14.0 million in fiscal year 2011 compared to revenues of $13.0 million in fiscal year 2010 and our Asian operations recorded revenues of $2.0 million in fiscal year 2011 compared to $2.1 million in fiscal year 2010. See Note 9 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries other than in the United States have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in the subsidiary’s local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses, and vice versa. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. In the future, we may undertake such hedging transactions. There can be no assurance that any hedging techniques we might implement would be successful in eliminating or reducing the effects of currency fluctuations.

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

QUARTERLY RESULTS OF OPERATIONS

Historically, our quarterly operating results have fluctuated, and that is expected to continue in the future. Typically, our first and third fiscal quarters have higher revenues and income from operations than do our second and fourth fiscal quarters. The fluctuations may be caused by many factors such as: (i) the frequency of course events; (ii) the number of weeks during which courses can be conducted in a quarter; (iii) the timing, timely delivery, frequency and size of and response to our direct mail marketing and advertising campaigns; (iv) the timing of our introduction of new course titles; (v) the mix between course events held at customer sites and course events held in our education centers and hotels due to differing gross profit margins; (vi) competitive forces within markets we serve; (vii) our ability to attract customers and meet their expectations; (viii) currency fluctuations and other risks inherent in international operations; (ix) natural disasters, external strikes, acts of war or terrorism and other external factors; and (x) general economic conditions and industry-specific slowdowns. Fluctuations in quarter-to-quarter results also occur as a result of differences in the timing of our spending on the marketing and development of our courses.

See Note 15 of “Notes to Consolidated Financial Statements” for our unaudited quarterly financial data for the eight fiscal quarters ended September 30, 2011. Our operating results for any quarter are not necessarily indicative of the results for any future period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2011 included cash and cash equivalents on hand of $40.3 million. During fiscal year 2011, the total of our cash and cash equivalents increased by $5.8 million primarily as a result of cash provided by operations of $9.9 million and net sales of available for sale securities of $2.5 million partially offset by $5.7 million used for capital expenditures and $0.4 million used for repurchases of our common stock.

Cash Flows. Our cash and cash equivalents increased by $5.8 million to $40.3 million at September 30, 2011 from $34.4 million at October 1, 2010.

	Fiscal Year Ended			Net Change
	October 2, 2009	October 1, 2010	September 30, 2011	2010 vs. 2009	2011 vs. 2010
Cash provided by operating activities	$7.5	$0.8	$9.9	$(6.7)	$9.1
Cash provided by (used in) investing activities	10.8	23.6	(3.1)	12.8	(26.7)
Cash used in financing activities	(25.2)	(34.3)	(0.5)	(9.1)	33.8
Effects of exchange rates on cash and cash equivalents	(0.6)	0.0	(0.5)	0.6	(0.5)

Increase (decrease) in cash and cash equivalents	$(7.5)	$(9.9)	$5.8	$(2.4)	$15.7

Cash provided by operating activities increased by $9.1 million to $9.9 million in fiscal year 2011 from $0.8 million in fiscal year 2010. Cash used in investing activities increased $26.7 million during fiscal year 2011 compared to fiscal year 2010 due to lower net proceeds from the disposition of available for sale securities and higher purchases of equipment and other capital assets. Cash used in financing activities was $0.5 million during fiscal year 2011 compared to $34.3 million in fiscal year 2010. This decrease was primarily due to larger repurchases of our common stock and payment of cash dividends during fiscal year 2010. The effect of exchange rates on cash and cash equivalents during fiscal year 2011 was a negative $0.5 million.

In fiscal year 2011, “free cash flow,” which we define as net cash provided by operating activities minus purchases of equipment, property and leasehold improvements was $4.2 million. This compares to $(2.2) million of free cash flow in fiscal year 2010. The improvement in free cash flow for fiscal year 2011 is primarily due to an increase in cash provided by operating activities partially offset by an increase in purchases of capital expenditures. We believe that free cash flow is useful for investors to understand our liquidity. Free cash flow is a non-GAAP financial measure and accordingly should be considered only as a supplement to, and not a replacement of, cash provided by operating activities as a measure of our liquidity. The following is a reconciliation of free cash flow to cash provided by operating activities computed in accordance with GAAP:

	Fiscal Year
	October 2, 2009	October 1, 2010	September 30, 2011
Cash provided by operating activities	$7.5	$0.8	$9.9
Less: Purchases of equipment, property and leasehold improvements	(2.1)	(3.0)	(5.7)

Free cash flow	$5.4	$(2.2)	$4.2

Liquidity. At September 30, 2011 our working capital (current assets minus current liabilities) was $15.8 million, a $3.2 million increase from our working capital balance at October 1, 2010. The change in working capital was due to an increase in cash and cash equivalents of $5.8 million offset by net sales of available for sale securities of $3.2 million. This increase in working capital was primarily due to net income as operating assets and liabilities were comparable between fiscal years 2011 and 2010.

We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During fiscal year 2011, we made capital expenditures of $4.9 million for the purchase of equipment worldwide, mostly computers and other equipment for use in our courses, as well as $0.8 million of leasehold improvements which subsequently were reimbursed by the landlord in October 2011. We will continue to invest in our infrastructure to accommodate any increased customer demand, to continue improving the quality and effectiveness of our course delivery, and to incorporate significant changes in technology. We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 10 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

The following table summarizes our contractual commitments at September 30, 2011:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year (Fiscal 2012)	1 – 2 years (Fiscal 2013 and 2014)	3 – 5 years (Fiscal 2015 – 2017)	More than 5 years (Fiscal 2018 – 2023)
Operating leases (i)	$75,358	$12,404	$22,948	$28,475	$11,531
Purchase commitments	270	190	68	12	0
Other lease contractual obligations (ii)	7,958	254	0	341	7,363

Total	$83,586	$12,848	$23,016	$28,828	$18,894

(i)	Amounts exclude future minimum sublease rental proceeds of $8.3 million due in the future under non-cancelable subleases. See Note 4 of “Notes to Consolidated Financial Statements” for further details.
(ii)	Represents estimated cash flows to satisfy contractual obligations to restore leased space to specified conditions at expiry of the leases. Amounts include $0.7 million expected to be recovered from subtenants.

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

In 1999, we entered into a 20-year lease on a building in London to house our United Kingdom Education Center. This building has space in addition to that required for our current needs, which we attempt to sublet. When space is vacant from time to time, we must estimate the fair value of the liability for the vacant space based upon the remaining lease costs as defined by our operating lease agreement reduced by estimated future sublease rental income that could be reasonably obtained for the property based upon prevailing real estate market conditions. The computed short and long-term portions of such liabilities are recorded as deferred facilities rent and other in the accompanying consolidated financial statements. Amounts are paid under the master lease to the landlord, netted against subtenant sublease receipts, and applied to our accrued lease liability, reducing the amount of liability recorded with an offset to General and Administrative expenses.

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

In addition to our Learning Tree Training Passports, we also offer a multiple-course sales discount referred to as Learning Tree Training Vouchers. With Learning Tree Training Vouchers, a customer buys the right to send a specified number of attendees to Learning Tree courses over a six to twelve-month period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. For the majority of Training Vouchers with unused seats at the expiration of the Voucher, we record the pro rata selling price of the expired unused seats as revenue. At times we make a business decision to extend the life of a Training Voucher beyond the normal twelve month expiration date. Training Vouchers purchased under government rate schedules have no expiration date.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. During fiscal year 2009, we reduced to zero the estimated forfeiture rate for executive personnel. The forfeiture rate for fiscal years 2010 and 2011 was zero.

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

OUTLOOK

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates of December 1, 2011 remain constant for the remainder of our first quarter of fiscal year 2012, we would expect to report an unfavorable effect of approximately 0.5% on our revenues during our first quarter of fiscal year 2012 compared to the same quarter of fiscal year 2011. Of course, we would also see a favorable effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

First Quarter Revenues. We currently expect revenues for our first quarter of fiscal year 2012 of between $34.3 million and $35.8 million, compared to revenues of $35.6 million in our first quarter of fiscal year 2011.

First Quarter Gross Profit. We expect a gross profit percentage in our first quarter of fiscal year 2012 of between 53.4% and 55.0% compared to 55.7% in our first quarter of fiscal year 2011.

First Quarter Operating Expenses. We expect overall operating expenses for our first quarter of fiscal year 2012 to be between $17.0 million and $17.5 million, compared to $16.9 million in our first quarter last year.

First Quarter Income From Operations. As a result of the above factors, we expect to achieve first quarter operating income of between $1.2 million and $2.7 million compared with $3.0 million in our first quarter of fiscal year 2011.

First Quarter Interest Income. We expect first quarter interest income to be less than $0.1 million.

First Quarter Pre-Tax Income. Overall, we expect to report pre-tax income for our first quarter of fiscal year 2012 of between $1.2 million and $2.7 million, compared with $3.0 million in the first quarter of fiscal year 2010.

Effective Tax Rate. We estimate that our effective tax rate in our first quarter of fiscal year 2012 will be approximately 32.6%.

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

Our consolidated financial statements are prepared in U.S. dollars, while the operations of our foreign subsidiaries are conducted in their respective local currencies. Fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into U.S. dollars at the weighted average exchange rate. Consequently, as the value of the Dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively. A hypothetical appreciation of the Canadian Dollar, Euro, British Pound and Swedish Krona of 10% would result in a $0.1 million increase to our consolidated fiscal year 2011 results. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to the net income or loss for each of our subsidiaries in the respective period.

Fluctuations in currency exchange rates also can have an impact on the U.S. dollar amount of our stockholders’ equity. The assets and liabilities of our non United States subsidiaries are translated into U.S. dollars at the exchange rate of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in stockholders’ equity as accumulated other comprehensive income or loss. Due to unfavorable changes in the U.S. dollar relative to the Canadian Dollar, the Euro, the British Pound and the Swedish Krona, the foreign currency translation component of accumulated other comprehensive income declined $0.4 million during fiscal year 2011.

Additionally, we are exposed to the impact of foreign currency gains or losses due to short term intercompany transactions between the United States and its consolidated subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. These balances generated a foreign exchange loss of $0.1 million in fiscal year 2011. To perform a sensitivity analysis, we assessed the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. As of September 30, 2011, the result of a uniform 10% change in the values of foreign currency exchange rates against the U.S. dollar for intercompany exposures with all other variables held constant would be immaterial to our statement of operations.

To date, we have not sought to hedge the risks associated with fluctuations in exchange rates. In the future, we may undertake such transactions; however, any hedging techniques we might implement might not be successful in eliminating or reducing the effects of currency fluctuations.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in available for sale securities, restricted interest bearing long-term investments and trade accounts receivable. We have policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies and government agencies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer accounted for more than 10% of our consolidated revenues on an annual or quarterly basis during fiscal year 2011. We maintain an allowance for doubtful accounts for any potential credit losses related to our trade receivables. We do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and we do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets at October 1, 2010 and September 30, 2011	45

Consolidated Statements of Operations for fiscal years ended October 2, 2009, October 1, 2010 and September 30, 2011	46

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended October 2, 2009, October 1, 2010 and September 30, 2011	47

Consolidated Statements of Cash Flows for fiscal years ended October 2, 2009, October 1, 2010 and September 30, 2011	48

Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of September 30, 2011 and October 1, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries at September 30, 2011 and October 1, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Learning Tree International, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 13, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland

December 13, 2011

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	October 1, 2010	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$34,449	$40,293
Available for sale securities	4,997	2,352
Trade accounts receivable, less allowances of $241 and $205, respectively	18,311	18,220
Income taxes receivable	230	219
Prepaid expenses	4,649	3,769
Deferred income taxes	55	150
Other current assets	2,074	2,235

Total current assets	64,765	67,238

Equipment, Property and Leasehold Improvements:
Education and office equipment	40,384	38,006
Transportation equipment	204	240
Property and leasehold improvements	28,446	28,021

	69,034	66,267
Less: accumulated depreciation and amortization	(52,191)	(48,590)

	16,843	17,677
Restricted interest-bearing investments	9,367	9,242
Deferred income taxes	8,141	7,098
Other assets	1,057	897

Total assets	$100,173	$102,152

Liabilities
Current Liabilities:
Trade accounts payable	$7,578	$7,468
Deferred revenues	35,745	34,572
Accrued payroll, benefits and related taxes	4,464	5,060
Other accrued liabilities	2,729	2,900
Income taxes payable	415	471
Current portion of deferred facilities rent and other	1,298	994

Total current liabilities	52,229	51,465
Asset retirement obligations	3,291	3,598
Deferred income taxes	293	296
Deferred facilities rent and other	6,435	6,926
Noncurrent tax liabilities	3,153	2,116

Total liabilities	65,401	64,401

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,512,750 and 13,479,409 shares issued and outstanding, respectively	1	1
Additional paid-in capital	4,933	5,534
Accumulated other comprehensive (loss) income	180	(217)
Retained earnings	29,658	32,433

Total stockholders’ equity	34,772	37,751

Total liabilities and stockholders’ equity	$100,173	$102,152

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Revenues	$132,559	$127,470	$133,782
Cost of revenues	59,243	59,198	61,641

Gross profit	73,316	68,272	72,141

Operating expenses:
Course development	7,442	7,304	7,493
Sales and marketing	31,962	30,461	30,836
General and administrative	31,929	25,310	28,565

	71,333	63,075	66,894

Income from operations	1,983	5,197	5,247

Other income (expense), net:
Interest income, net	1,502	649	233
Foreign exchange losses	(347)	(109)	(79)
Other	(107)	17	(49)

	1,048	557	105

Income before provision for income taxes	3,031	5,754	5,352
Provision for income taxes	1,828	1,366	2,110

Net income	$1,203	$4,388	$3,242

Income per common share—basic	$0.08	$0.32	$0.24

Income per common share—diluted	$0.08	$0.32	$0.24

Weighted average shares outstanding—basic	15,181	13,722	13,496

Weighted average shares outstanding—diluted	15,181	13,739	13,514

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance, October 3, 2008	16,557	$2	$3,220	$(852)	$84,028	$86,398
Comprehensive income:
Net income	0	0	0	0	1,203	1,203
Unrealized gain on available-for sale securities, net of tax	0	0	0	187	0	187
Foreign currency translation	0	0	0	(420)	0	(420)

Comprehensive income						970
Share based compensation	0	0	655	0	0	655
Restricted stock grants	28	0	0	0	0	0
Stock repurchases	(2,642)	(1)			(25,160)	(25,161)

Balance, October 2, 2009	13,943	1	3,875	(1,085)	60,071	62,862
Comprehensive income:
Net income	0	0	0	0	4,388	4,388
Unrealized gain on available-for sale securities, net of tax	0	0	0	1,407	0	1,407
Foreign currency translation	0	0	0	(142)	0	(142)

Comprehensive income						5,653
Share based compensation	0	0	459	0	0	459
Restricted stock grants not earned	(43)	0	0	0	0	0
Net shares issued for bonuses	4	0	57	0	(21)	36
Stock options exercised	49	0	542	0	0	542
Shares surrendered in lieu of tax withholding	(2)	0	0	0	(23)	(23)
Dividend	0	0	0	0	(29,918)	(29,918)
Stock repurchases	(439)	0	0	0	(4,839)	(4,839)

Balance, October 1, 2010	13,512	1	4,933	180	29,658	34,772
Comprehensive income:
Net income	0	0	0	0	3,242	3,242
Unrealized loss on available-for sale securities, net of tax	0	0	0	(6)	0	(6)
Foreign currency translation	0	0	0	(391)	0	(391)

Comprehensive income						2,845
Share based compensation	0	0	601	0	0	601
Restricted stock units released	18	0	0	0	0	0
Shares surrendered in lieu of tax withholding	(4)	0	0	0	(39)	(39)
Stock repurchases	(47)	0	0	0	(428)	(428)

Balance, September 30, 2011	13,479	$1	$5,534	$(217)	$32,433	$37,751

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Cash flows—operating activities:
Net income	$1,203	$4,388	$3,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,061	5,736	4,616
Share based compensation	655	516	601
Deferred income taxes	(139)	2,093	876
Provision for doubtful accounts	151	80	77
Accretion of asset retirement obligations	180	178	191
Loss on disposals of equipment and leasehold improvements	47	6	39
Unrealized foreign exchange (gain) loss	(6)	4	(11)
Deferred facilities rent and other charges	(711)	1,833	225
Gain on settlement of asset retirement obligation	0	(332)	(103)
Change in operating assets and liabilities:
Trade accounts receivable	4,365	(3,277)	(151)
Prepaid expenses and other assets	3,262	351	933
Income taxes receivable / payable	708	(2,883)	(862)
Trade accounts payable	(1,345)	(647)	(22)
Deferred revenues	(8,662)	(2,563)	(874)
Asset retirement obligations	0	0	279
Other accrued liabilities	1,725	(4,635)	861

Net cash provided by operating activities	7,494	848	9,917

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(2,134)	(2,979)	(5,657)
Purchases of available for sale securities	(8,587)	(64,385)	(28,148)
Sales of available for sale securities	21,466	90,897	30,654
Sales of equipment and leasehold improvements	2	18	14

Net cash (used in) provided by investing activities	10,747	23,551	(3,137)

Cash flows—financing activities:
Repurchases of common stock	(25,161)	(4,839)	(428)
Shares surrendered in lieu of tax withholding	0	(23)	(39)
Payment of cash dividends	0	(29,918)	0
Proceeds from exercise of stock options	0	520	0

Net cash used in financing activities	(25,161)	(34,260)	(467)

Effects of exchange rates on cash and cash equivalents	(620)	(3)	(469)

Net increase (decrease) in cash and cash equivalents	(7,540)	(9,864)	5,844
Cash and cash equivalents at the beginning of the fiscal year	51,853	44,313	34,449

Cash and cash equivalents at the end of the fiscal year	$44,313	$34,449	$40,293

Supplemental disclosures:
Income taxes paid	$4,616	$3,426	$2,479

Interest paid	$1	$4	$3

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Nature of the Business

Learning Tree International, Inc. and subsidiaries (“we,” “us,” or “our”) develop, market and deliver a broad proprietary library of instructor-led classroom courses that are designed to meet the professional development needs of managers and information technology (“IT”) professionals worldwide. These courses are delivered primarily at our leased education centers located in the United States, the United Kingdom, Canada, France, Sweden and Japan. Such course events are also conducted in hotel and conference facilities and at customer sites throughout the world. We also offer approximately two-thirds of our course titles to individuals located worldwide through Learning Tree AnyWare™, our patent-pending live online learning interface that allows individuals at any location to attend a live instructor-led Learning Tree class via the Internet. Our courses provide both breadth and depth of education across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, and leadership and professional development.

We follow a 52- or 53-week fiscal year, with our quarter-end dates on the Friday nearest the end of the calendar quarter and our year-end dates on the Friday nearest the end of September. Accordingly, our fiscal year 2009 ended on October 2, 2009, our fiscal year 2010 ended on October 1, 2010, and our fiscal year 2011 ended on September 30, 2011. Thus, these consolidated financial statements report our consolidated financial position as of October 1, 2010, and September 30, 2011 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the fiscal years ended October 2, 2009, October 1, 2010 and September 30, 2011. Fiscal years 2009, 2010 and 2011 were each 52-week years.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. During fiscal year 2009, we reduced to zero the estimated forfeiture rate for executive personnel. The forfeiture rates for fiscal years 2010 and 2011 were zero.

e.	Course Development Costs

Course development costs are charged to operations in the period incurred.

f.	Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $759, $731 and $913 in fiscal years 2009, 2010 and 2011, respectively.

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

As of September 30, 2011, we had a total of available for sale securities of $2,352 stated at fair market value, net of unrealized gains and losses. Those available for sale securities were highly liquid investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration or for duration management. These investments consist primarily of short-term corporate bonds, United States government agencies securities, both state taxable and tax-exempt issues.

Restricted interest-bearing investments at September 30, 2011 consisted of cash deposits of $7,792 (5,000 British Pounds) and $1,450 which were pledged as collateral to secure our obligations under leases for education center facilities located in the United Kingdom and the United States, respectively. The deposits are in our name and are in interest-bearing accounts with interest accruing to us and paid on an annual basis in the United Kingdom and on a monthly basis in the United States.

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

Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future. These costs are charged to expense in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2009, 2010 and 2011 were $14,793, $12,446, and $12,724 respectively.

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

Software amortization amounted to $494, $4 and $3 in fiscal years 2009, 2010 and 2011, respectively. Total depreciation and amortization expense amounted to $6,061 and $5,736 in fiscal years 2009 and 2010, respectively. In fiscal year 2011, depreciation and amortization expense was $4,616. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization, and any resulting gain or loss is included in the statements of operations.

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

We report comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Other comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax. At the end of fiscal year 2011, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $(210) and unrealized losses on available for sale securities of $(7), compared to foreign currency translation adjustments of $181 and unrealized losses on available for sale securities of $(1) in fiscal year 2010.

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

Lease Termination Activities:

We record liabilities for costs that will be incurred under a contract without economic benefit at estimated fair value. In the United Kingdom we have vacated space in leased facilities subject to operating leases and recorded the estimated liability associated with future rentals at the cease-use date. The fair value of the liability at the cease-use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals and certain subtenant reimbursements that could be reasonably obtained for the property, discounted using a credit-adjusted risk-free rate. The liability is adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, measured using the original historical credit-adjusted risk-free rate. Changes due to the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. During fiscal year 2011, our general and administrative expense included a charge for $303 for an expected period of vacancy in our U.K. education facility.

p.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Available for sale securities are carried at market value.

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

The following table presents the activity for our AROs, which primarily consist of classroom facilities at our education centers:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011
ARO balance, beginning of year	$3,458	$3,291
Liabilities incurred	0	279
Accretion expense	178	191
Gain on settlement of ARO liability	(332)	(103)
Foreign currency translation	(13)	(60)

ARO balance, end of year	$3,291	$3,598

3.	INCOME TAXES

We file a consolidated United States Federal income tax return which includes all of our domestic operations. Our domestic subsidiaries also file income tax returns based on our operations in certain state and local jurisdictions. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

Income before provision for income taxes consists of the following:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Domestic	$(748)	$2,519	$2,847
Foreign	3,779	3,235	2,505

Total	$3,031	$5,754	$5,352

The provision for income taxes consists of the following:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Current tax provision:
U.S. Federal	$1,061	$(2,228)	$(35)
State	197	381	339
Foreign	709	1,119	930

	1,967	(728)	1,234

Deferred tax provision:
U.S. Federal	295	2,179	731
State	(217)	(25)	13
Foreign	(217)	(60)	132

	(139)	2,094	876

Provision for income taxes	$1,828	$1,366	$2,110

The following is a reconciliation of the provision for income taxes to the United States Federal statutory tax rate:

	Fiscal Year Ended
	October 2, 2009	Effective Tax rate %	October 1, 2010	Effective Tax rate %	September 30, 2011	Effective Tax rate %
Income taxes at the U.S. statutory rate	$1,061	35%	$2,014	35%	$1,855	35%
Tax-exempt interest	(114)	(4)	(47)	(1)	(2)	0
Equity compensation	482	16	335	6	13	0
Penalties	140	5	1	0	0	0
Other permanent differences	124	4	166	3	485	9
Effects of foreign taxes and tax credits	(131)	(4)	(205)	(3)	(193)	(4)
Dividend from foreign subsidiaries	666	22	0	0	0	0
State income taxes	(21)	(1)	168	3	148	2
Uncertain tax positions	90	3	(1,066)	(19)	(184)	(3)
Change in valuation allowance	(469)	(16)	0	0	0	0
Other	0	0	0	0	(12)	0

Total provision for income taxes	$1,828	60%	$1,366	24%	$2,110	39%

Deferred income tax assets and liabilities consist of the following:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$1,876	$1,972
Foreign tax credit carryforwards	286	286
State tax operating loss carryforwards	4	4
Accrued vacation	425	475
Equity compensation	300	436
Depreciation and amortization	2,468	2,239
Deferred benefits for uncertain tax positions	1,792	932
Other	68	55
Deferred tax liabilities:
Prepaids	(438)	(282)

Domestic net deferred tax assets	6,781	6,117
Foreign operations:
Deferred tax assets:
Deferred benefits for uncertain positions	172	90
Depreciation and other	1,243	1,021
Deferred tax liabilities:
Deferred revenue	(272)	0
Depreciation and other	(21)	(276)

Foreign net deferred tax assets	1,122	835

Domestic and foreign deferred tax assets	7,903	6,952
Valuation allowances	0	0

Net deferred tax assets	$7,903	$6,952

As of September 30, 2011, we had foreign tax credit carry-forwards of approximately $286, which expire, if unused, in the years 2014 to 2020.

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

As of the end of our fourth quarter of fiscal year 2009, we reversed the valuation allowance for our foreign tax credit carryovers and for our deferred tax assets in a foreign jurisdiction. Because of changes we made to our intercompany agreements with our foreign subsidiaries and the improved financial performance of their operations, we determined that it was more likely than not that the benefits from the foreign tax credit carryovers would be realized. We also determined that it was more likely than not that we would realize the benefits for the deferred tax assets in the foreign jurisdiction because of the improved financial performance of our operations in the foreign jurisdiction. The reversal of the valuation allowances for these items resulted in a net benefit of approximately $469.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Balance, beginning of year	$5,391	$3,808	$2,033
Increases related to tax positions taken during a prior period	0	0	0
Decreases related to tax positions taken during a prior period	0	0	0
Increases related to tax positions taken during the current period	20	20	5
Decreases related to settlements with taxing authorities	0	0	(417)
Decreases related to expiration of the statute of limitations	(1,603)	(1,795)	(462)

Balance end of year	$3,808	$2,033	$1,159

For fiscal year 2011, $268 of our released unrecognized tax benefits favorably affected our effective tax rate. As of September 30, 2011, $960 of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. For fiscal year 2011, we recognized an expense of $81 attributable to interest for uncertain tax positions. As of September 30, 2011, we had $720 accrued for interest and $240 accrued for penalties for uncertain tax positions. We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than the normal expiration of the statute of limitations.

We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2007 through 2011.

We have not provided for United States federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of September 30, 2011, because such earnings are intended to be reinvested indefinitely. The undistributed earnings were approximately $22,220 as of September 30, 2011. Because of the availability of United States foreign tax credits, it is not practicable to determine the United States federal income tax liability that would be payable if such earnings were not reinvested.

4.	COMMITMENTS AND CONTINGENCIES

a.	Commitments

We have various non-cancelable operating leases for facilities that expire at various dates through 2021 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2012	$12,404	$2,167	$10,237
2013	11,499	2,105	9,394
2014	11,449	1,986	9,463
2015	10,980	800	10,180
2016	9,988	415	9,573
Thereafter	19,038	866	18,172

	$75,358	$8,339	$67,019

Rental expense, not including sublease income, was $12,693, $12,123 and $12,458 for fiscal years 2009, 2010 and 2011, respectively. Sublease rental income for fiscal years 2009, 2010 and 2011 was $2,806, $2,625 and $2,188, respectively.

b.	Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations, except as noted below.

As previously disclosed, on April 7, 2010 we paid $4.5 million to settle a contract dispute. The terms of the settlement were consistent with our previously disclosed reserves, $0.2 million accrued in fiscal year 2008 and $4.3 million accrued in fiscal year 2009, and accordingly did not have an effect on our financial statements in fiscal year 2010.

5.	STOCKHOLDERS’ EQUITY

During fiscal year 2009 we purchased 2,642,386 shares of Common Stock at a cost of $25,161. During fiscal year 2010 we purchased 438,853 shares of Common Stock at a cost of $4,839. During fiscal year 2011 we purchased 47,058 shares of Common stock at a cost of $428. All of our Common Stock repurchases were made in open-market transactions and not pursuant to any publicly traded plans. We may make purchases of common stock in the future, but we have no commitments to do so.

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

Year Ended October 2, 2009
Expected volatility	41% – 46%
Expected dividends	—
Expected life (in years)	3.60 – 3.70
Risk-free interest rate	1.3% – 2.2%

A summary of option activity under the 2007 Plan and previous plans during fiscal years 2009, 2010, and 2011 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 3, 2008	643,000	$14.04
Options granted	225,000	$10.52
Options exercised	0	$0.00
Options forfeited, expired and unearned	(476,000)	$12.97

Outstanding at October 2, 2009	392,000	$13.32
Options granted	0	$0.00
Options exercised	(49,000)	$10.97
Options forfeited, expired and unearned	(183,000)	$13.65

Outstanding at October 1, 2010	160,000	$13.66	2.2	$0.00
Options granted	0	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	(5,000)	$14.85

Outstanding at September 30, 2011	155,000	$13.62	1.2	$0.00
Vested and expected to vest at September 30, 2011	17,000	$10.22	1.0	$0.00
Exercisable at September 30, 2011	138,000	$14.02	1.8	$0.00

The weighted average grant-date fair value of options granted during fiscal years 2009 was $3.57. There were no options granted in fiscal years 2010 and 2011. The total intrinsic value of options exercised during fiscal year 2010 was $102. There were no options exercised in fiscal years 2009 or 2011.

We had 16,668 non-vested options outstanding as of September 30, 2011.

Stock-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $559, $106 and $66 for fiscal years 2009, 2010 and 2011, respectively. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. During fiscal year 2009, we reduced to zero the estimated forfeiture rate for executive personnel.

The total income tax benefit (expense) relating to stock options and recognized in the consolidated statement of operations was $187, $187 and $212 for fiscal years 2009, 2010 and 2011, respectively. As of September 30, 2011, there was $15 of total unrecognized compensation costs related to non-vested stock options granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average remaining period of less than one year.

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

We did not issue any shares of restricted stock during fiscal years 2010 and 2011.

The fair value of our restricted stock awards is equal to the market price of our stock on the date of grant. The following table provides a summary of restricted stock activity for fiscal years 2009, 2010 and 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at October 3, 2008	23,827	$15.10
Granted	42,519	$10.61
Vested	(10,705)	$14.46
Cancelled and forfeited	(42,519)	$10.61

Nonvested at October 2, 2009	13,122	$15.61
Granted	0	$0.00
Vested	(10,711)	$14.47
Cancelled and forfeited	(131)	$20.70

Nonvested at October 1, 2010	2,280	$20.70
Granted	0	$0.00
Vested	(2,280)	$20.70
Cancelled and forfeited	0	$20.70

Nonvested at September 30, 2011	0	$20.70

For fiscal years 2009, 2010 and 2011 we recognized $96, $29 and $4, respectively, in compensation costs related to restricted stock awards.

Restricted Stock Units

As noted above, our 2007 Plan permits us to grant restricted stock units, which entitle holders to receive shares of common stock upon vesting. During fiscal year 2011, we granted 66,847 restricted stock units to certain employees and outside directors. These stock units were earned subject to meeting certain financial performance targets during fiscal year 2011, which were met. As a result, these stock units will vest ratably on December 7, over the next three fiscal years. A summary of the stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at October 2, 2009	0	$0.00
Granted	57,135	$10.52
Vested	0	$0.00
Forfeited	(1,764)	$10.52

Nonvested at October 1, 2010	55,371	$10.52
Granted	66,847	$10.85
Vested	(18,455)	$10.52
Forfeited	(1,290)	$10.72

Nonvested at September 30, 2011	102,473	$10.73

For fiscal years 2010 and 2011 we recognized $324 and $531, respectively, in compensation costs related to restricted stock units.

7.	EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Prior to April 1, 2009, we made contributions at a rate of 75% of the first 6% of employee compensation contributed. Starting April 1, 2009 we made contributions at a rate of 50% of the first 2% of employee compensation contributed. Starting October 1, 2010 we made contributions at a rate of 30% of the first 6% of employee compensation contributed. We contributed $532, $158 and $165 to our 401(k) Plan for fiscal years 2009, 2010, and 2011, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2009, 2010 and 2011 our cost for these plans was approximately $576, $531, and $640, respectively.

8.	EARNINGS PER SHARE

Income per share—basic is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Income per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants, nonvested restricted stock units and of outstanding options to purchase common stock, using the treasury stock method. For fiscal years 2009, 2010, and 2011, 391,949, 159,986 and 155,475 stock options, respectively, were anti-dilutive and excluded from the Income per share—diluted calculation. For fiscal year 2009, nonvested restricted common stock grants of 13,122 were anti-dilutive and excluded from the Income per share—diluted calculation.

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Numerator:
Net income	$1,203	$4,388	$3,242

Denominator:
Weighted-average shares outstanding—basic	15,181	13,722	13,496
Dilutive effect of stock options, restricted stock and restricted stock units	—	17	18

Weighted-average shares outstanding—diluted	15,181	13,739	13,514

Income Per Share:
Income per common share—basic	$0.08	$0.32	$0.24

Income per common share—diluted	$0.08	$0.32	$0.24

9.	OPERATING SEGMENT INFORMATION

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials, or of the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in fiscal years 2009, 2010 or 2011.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: the United States, Canada, the United Kingdom, France, Sweden and Japan. As a measure of segment performance, our Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $605, $1,216 and $2,058 in fiscal years 2009, 2010 and 2011, respectively.

Summarized financial information by reportable segment for fiscal years 2009, 2010 and 2011, is as follows:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Revenues:
United States	$64,939	$65,624	$64,708
Canada	13,468	13,025	13,972
United Kingdom	30,651	27,899	32,077
France	14,535	12,344	12,936
Sweden	6,333	6,539	8,095
Japan	2,633	2,039	1,994

Total	$132,559	$127,470	$133,782

Gross profit:
United States	$35,347	$34,231	$34,264
Canada	8,487	7,826	8,539
United Kingdom	15,438	13,763	15,594
France	8,520	7,019	7,233
Sweden	3,765	4,024	5,164
Japan	1,759	1,409	1,347

Total	$73,316	$68,272	$72,141

Depreciation and amortization (included in gross profit):
United States	$2,130	$2,321	$1,732
Canada	323	316	181
United Kingdom	935	958	726
France	491	332	253
Sweden	166	163	101
Japan	21	26	10

Total	$4,066	$4,116	$3,003

Summarized financial information by reportable segment for fiscal years 2009, 2010 and 2011 is as follows:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Total assets:
United States	$92,505	$55,356	$55,175
Canada	5,374	5,311	4,879
United Kingdom	23,381	23,898	25,588
France	9,035	8,221	8,630
Sweden	5,115	5,806	6,038
Japan	1,410	1,581	1,842

Total	$136,820	$100,173	$102,152

Long-lived assets:
United States	$13,397	$11,974	$11,700
Canada	601	426	561
United Kingdom	4,624	3,852	4,909
France	1,919	1,280	1,133
Sweden	494	275	187
Japan	97	93	84

Total	$21,132	$17,900	$18,574

Capital expenditures:
United States	$952	$1,992	$2,667
Canada	72	200	397
United Kingdom	376	434	2,178
France	687	264	313
Sweden	46	64	93
Japan	1	25	9

Total	$2,134	$2,979	$5,657

10.	DEFERRED FACILITIES RENT AND OTHER

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	Fiscal Year Ended
	October 1, 2010	September 30, 2011
Deferred rent	$505	$555
Sublease loss accruals	793	439

	$1,298	$994

Deferred Facilities Rent and Other

	Fiscal Year Ended
	October 1, 2010	September 30, 2011
Deferred rent	$4,913	$5,474
Sublease loss accruals	938	814
Other minimum lease payments	584	638

	$6,435	$6,926

11.	AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

September 30, 2011:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$0	$0	$0	$0
Corporate Securities	2,363	0	(11)	2,352

	$2,363	$0	$(11)	$2,352

October 1, 2010:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$4,997	$0	$0	$4,997
Corporate Securities	0	0	0	0

	$4,997	$0	$0	$4,997

The scheduled maturities of available for sale securities were as follows as of September 30, 2011:

Fair Value
Due within a year	$2,352
Due after one year through five years	0
Due after five years through ten years	0
Due after ten years	0

$2,352

Net proceeds from sales of available for sale securities less purchases of available for sale securities for the year ended September 30, 2011 were $2,506, including unrecognized losses of $2. Net proceeds of available for sale securities for the year ended October 1, 2010 were $26,512, including recognized gains of $17.

12.	FAIR VALUE MEASUREMENTS

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at September 30, 2011 and October 1, 2010:

Fiscal year ended September 30, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$0	$0	$0
Corporate Securities	2,352	0	0

	$2,352	$0	$0

Fiscal year ended October 1, 2010:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$4,997	$0	$0
Corporate Securities	0	0	0

	$4,997	$0	$0

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

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our AROs at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the year ended September 30, 2011.

13.	VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Beginning balance	$194	$224	$241
Provision for doubtful accounts	151	80	77
Charges against allowance	(140)	(77)	(116)
Other	19	14	3

Ending balance	$224	$241	$205

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	Fiscal Year Ended
	October 2, 2009	October 1, 2010	September 30, 2011
Beginning balance	$469	$0	$0
Provisions	(469)	0	0
Charges against allowance	0	0	0

Ending balance	$0	$0	$0

14.	RELATED PARTY TRANSACTIONS

Dr. David C. Collins, our Vice Chairman and former Chief Executive Officer, oversees (with the concurrence of the Nominating and Governance Committee of our Board of Directors) a charitable program under which we donated $180, $96, and $238 during fiscal years 2009, 2010 and 2011, respectively, to charitable organizations.

15.	QUARTERLY DATA (UNAUDITED)

	Q1 January 1, 2010	Q2 April 2, 2010	Q3 July 2, 2010	Q4 October 1, 2010
Revenues	$32,505	$28,293	$32,781	$33,891
Cost of revenues	14,027	13,696	15,713	15,762

Gross profit	18,478	14,597	17,068	18,129

Operating expenses:
Course development	1,717	1,873	1,768	1,946
Sales and marketing	6,801	7,679	7,777	8,204
General and administrative	6,076	7,215	6,215	5,804

Total operating expenses	14,594	16,767	15,760	15,954

Income (loss) from operations	3,884	(2,170)	1,308	2,175
Other income, net	223	137	235	(38)

Income (loss) before provision (benefit) for income taxes	4,107	(2,033)	1,543	2,137
Provision (benefit) for income taxes	1,684	(762)	(526)	970

Net income (loss)	$2,423	$(1,271)	$2,069	$1,167

Income (loss) per common share—basic	$0.18	$(0.09)	$0.15	$0.08

Income (loss) per common share—diluted	$0.18	$(0.09)	$0.15	$0.08

	Q1 December 31, 2010	Q2 April 1, 2011	Q3 July 1, 2011	Q4 September 30, 2011
Revenues	$35,632	$30,402	$33,458	$34,290
Cost of revenues	15,790	14,819	15,913	15,119

Gross profit	19,842	15,583	17,545	19,171

Operating expenses:
Course development	1,977	1,842	1,872	1,802
Sales and marketing	7,665	8,060	7,811	7,300
General and administrative	7,241	7,278	6,901	7,145

Total operating expenses	16,883	17,180	16,584	16,247

Income (loss) from operations	2,959	(1,597)	961	2,924
Other income, net	19	(33)	26	93

Income (loss) before provision (benefit) for income taxes	2,978	(1,630)	987	3,017
Provision (benefit) for income taxes	1,015	(634)	342	1,387

Net income (loss)	$1,963	$(996)	$645	$1,630

Income (loss) per common share—basic	$0.15	$(0.07)	$0.05	$0.11

Income (loss) per common share—diluted	$0.14	$(0.07)	$0.05	$0.12

16.	SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of September 30, 2011 and have determined there are no subsequent events that require disclosure, except as noted below.

On November 30, 2011, Learning Tree International, Inc.’s subsidiary, Learning Tree International Limited, entered into a sublease agreement pursuant to which Learning Tree International Limited sublet office space it leases in London, England. The term of the sublease commences on December 9, 2011 and ends on November 1, 2018.

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

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

BDO USA, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of September 30, 2011, which is filed herewith.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Reston, Virginia

We have audited Learning Tree International, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Learning Tree International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Learning Tree International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of September 30, 2011 and October 1, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated December 13, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland

December 13, 2011

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The remaining information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on the 13th day of December 2011.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ NICHOLAS R. SCHACHT
Name:	Nicholas R. Schacht
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC R. GAREN Eric R. Garen	Chairman of the Board	December 13, 2011

/s/ DAVID C. COLLINS, PH.D. David C. Collins, Ph.D.	Vice Chairman of the Board	December 13, 2011

/s/ NICHOLAS R. SCHACHT Nicholas R. Schacht	President, Chief Executive Officer and Director	December 13, 2011

/s/ CHARLES R. WALDRON Charles R. Waldron	Chief Financial Officer and Chief Accounting Officer	December 13, 2011

/s/ W. MATHEW JUECHTER W. Mathew Juechter	Director	December 13, 2011

/s/ HOWARD A. BAIN III Howard A. Bain III	Director	December 13, 2011

/s/ CURTIS A. HESSLER Curtis A. Hessler	Director	December 13, 2011

/s/ STEFAN C. RIESENFELD Stefan C. Riesenfeld	Director	December 13, 2011

/s/ GEORGE T. ROBSON George T. Robson	Director	December 13, 2011

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	INCORPORATION BY REFERENCE

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement between Registrant and Eric R. Garen, dated November 16, 2003 **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.

10.2	Written description of amended oral agreement between Registrant and Dr. David C. Collins **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.3	Employment Agreement between Registrant and Nicholas R. Schacht, dated as of October 1, 2005 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of October 1, 2005 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.5	Employment Agreement between Registrant and Charles R. Waldron, dated as of August 29, 2007 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 29, 2007.

10.6	Employment Agreement between Registrant and David A. Booker, dated as of October 15, 2007 **	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed December 11, 2007.

10.7	2007 Equity Incentive Plan **	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.

10.8	Amendment of 2007 Equity Incentive Plan adopted December 30, 2009 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 4, 2010.

10.9	2007 Equity Incentive Plan Form of Restricted Stock Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.10	2007 Equity Incentive Plan Form of Stock Option Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

EXHIBIT NUMBER	DESCRIPTION	INCORPORATION BY REFERENCE

10.11	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 6, 2009.

10.12	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2010.

10.13	Dividend Participation Plan **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 9, 2010.

10.14	Lease between Learning Tree International Limited and Westinghouse Brake and Signal Holdings Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.15	Office Lease between Registrant and Metropolitan Life Insurance Company	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.16	Lease between Registrant and Bombardier Transportation International Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.17	Rental Lease between Registrant and Förvaltningsbolaget Marievik HB	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.18	Facility Sublease between Learning Tree International Limited and Metronet Rail BCV Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 11, 2005.

10.19	Facility Lease Agreement between Learning Tree International Inc. and T.E.C. Leaseholds Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 30, 2005.

10.20	Amendment of Facility Lease Agreement between Learning Tree International Inc. and TEC Leaseholds Limited effective January 6, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2010.

10.21	Office Lease between Registrant and TrizecHahn One NY Plaza LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.22	Lease among Registrant, Learning Tree International Limited and Courtlands Developments Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.23	Office Underleases between Learning Tree International Limited and Digital Equipment Co. Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.24	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.

EXHIBIT NUMBER	DESCRIPTION	INCORPORATION BY REFERENCE

10.25	Lease between Learning Tree International Limited and Westinghouse Brake and Signal Holdings Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 23, 2007.

10.26	Counterpart Guarantee and Rent Deposit Deed among Registrant, Learning Tree International Limited and Courtlands Developments Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.27	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.

10.28	Lease Agreement between Registrant and Reston Town Center Property LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 11, 2010

10.29	Lease Agreement between Learning Tree International Limited and Postel Properties Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 7, 2011.

10.30	Sublease Agreement between Learning Tree International Limited and EC English London Limited dated November 30, 2011	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 6, 2011.

10.31	Form of Indemnification Agreement **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.