Form 10-Q
period 2011-12-30
LEARNING TREE INTERNATIONAL INC
filed 2012-02-07
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

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

The number of shares of common stock, $.0001 par value, outstanding as of January 31, 2012 was 13,510,925.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—December 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 30, 2011	September 30, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$40,878	$40,293
Available for sale securities	4,168	2,352
Trade accounts receivable, net	15,353	18,220
Income tax receivable	250	219
Prepaid expenses	4,668	3,769
Deferred income taxes	49	150
Other current assets	2,119	2,235

Total current assets	67,485	67,238
Equipment, Property and Leasehold Improvements:
Education and office equipment	35,606	38,006
Transportation equipment	234	240
Property and leasehold improvements	28,042	28,021

	63,882	66,267
Less: accumulated depreciation and amortization	(46,915)	(48,590)

	16,967	17,677
Restricted interest-bearing investments	9,211	9,242
Deferred income taxes	6,914	7,098
Other assets	866	897

Total assets	$101,443	$102,152

Liabilities
Current Liabilities:
Trade accounts payable	$7,366	$7,468
Deferred revenues	31,770	34,572
Accrued payroll, benefits and related taxes	4,512	5,060
Other accrued liabilities	2,749	2,900
Income taxes payable	1,367	471
Current portion of deferred facilities rent and other	1,171	994

Total current liabilities	48,935	51,465
Asset retirement obligations	3,630	3,598
Deferred income taxes	294	296
Deferred facilities rent and other	7,363	6,926
Noncurrent tax liabilities	1,591	2,116

Total liabilities	61,813	64,401

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,510,925 and 13,479,409 issued and outstanding, respectively	1	1
Additional paid-in capital	5,696	5,534
Accumulated other comprehensive loss	(287)	(217)
Retained earnings	34,220	32,433

Total stockholders’ equity	39,630	37,751

Total liabilities and stockholders’ equity	$101,443	$102,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended
	December 30, 2011	December 31, 2010
Revenues	$34,975	$35,632
Cost of revenues	15,634	15,790

Gross profit	19,341	19,842
Operating expenses:
Course development	2,121	1,977
Sales and marketing	7,510	7,665
General and administrative	6,889	7,241

	16,520	16,883

Income from operations	2,821	2,959
Other income (expense):
Interest income, net	65	57
Foreign exchange losses	(11)	(37)
Other, net	(8)	(1)

	46	19

Income before provision for income taxes	2,867	2,978
Provision for income taxes	1,032	1,015

Net income	$1,835	$1,963

Earnings per share:
Income per common share - basic	$0.14	$0.15

Income per common share - diluted	$0.14	$0.14

Weighted average shares outstanding:
Weighted average shares - basic	13,493	13,519

Weighted average shares - diluted	13,493	13,544

Comprehensive income:
Net income	$1,835	$1,963
Temporary recovery of available for sale securities	5	1
Foreign currency translation adjustments	(75)	(189)

Comprehensive income	$1,765	$1,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	December 30, 2011	December 31, 2010
Cash flows - operating activities
Net Income	$1,835	$1,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,077	1,272
Share based compensation	162	113
Deferred income taxes	272	(285)
Provision for doubtful accounts	7	14
Accretion on asset retirement obligations	50	46
(Gain) loss on disposal of equipment and leasehold improvements	7	(1)
Unrealized foreign exchange losses	43	2
Gain on settlement of asset retirement obligation	0	(103)
Changes in operating assets and liabilities:
Trade accounts receivable	2,800	220
Prepaid marketing expenses	(58)	(48)
Prepaid expenses and other assets	(679)	(212)
Income tax receivable / payable	389	682
Trade accounts payable	(80)	(955)
Deferred revenues	(2,883)	(1,542)
Deferred facilities rent and other charges	611	606
Other accrued liabilities	(701)	202

Net cash provided by operating activities	2,852	1,974

Cash flows - investing activities:
Purchases of available for sale securities	(5,187)	(6,999)
Sales of available for sale securities	3,347	10,000
Purchases of equipment, property and leasehold improvements	(401)	(1,605)
Proceeds from sale of equipment, property and leasehold improvements	0	6

Net cash (used in) provided by investing activities	(2,241)	1,402

Cash flows - financing activities:
Shares surrendered in lieu of tax withholding	(35)	(39)
Dividend	(13)	0

Net cash used in financing activities	(48)	(39)

Effects of exchange rate changes on cash and cash equivalents	22	(110)

Net increase in cash and cash equivalents	585	3,227
Cash and cash equivalents at beginning of period	40,293	34,449

Cash and cash equivalents at end of period	$40,878	$37,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2011 included in our Annual Report on Form 10-K.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the first quarter of the current fiscal year ended on December 30, 2011, while the first quarter of our prior fiscal year ended on December 31, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of December 30, 2011, and our results of operations for the three months ended December 30, 2011 and December 31, 2010, and our cash flows for the three months ended December 30, 2011 and December 31, 2010.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense of $0.2 million related to grants of employee stock options and restricted stock units was included in operating expenses during the three months ended December 30, 2011, and was charged in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.1 million for grants of employee stock options, restricted stock and restricted stock units for the three months ended December 31, 2010.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Three months ended December 30, 2011	Year ended September 30, 2011
ARO balance, beginning of period	$3,598	$3,291
Liabilities incurred	0	279
Accretion expense	50	191
Gain on settlement of ARO liability	0	(103)
Foreign currency translation	(18)	(60)

ARO balance, end of period	$3,630	$3,598

NOTE 4—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 338,000 stock options and restricted stock units were excluded from the computations of diluted earnings per share for the three months ended December 30, 2011 because their effect would not have been dilutive. Approximately 160,000 stock options were excluded from the computations of diluted earnings per share for the three months ended December 31, 2010. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	December 30, 2011	December 31, 2010
Numerator:
Net income	$1,835	$1,963

Denominator:
Weighted average shares outstanding
Basic	13,493	13,519
Effect of dilutive securities	0	25

Diluted	$13,493	$13,544

Income per common share - basic	$0.14	$0.15

Income per common share - diluted	$0.14	$0.14

NOTE 5—INCOME TAXES

The income tax provision used in the first three months of fiscal year 2012 reflects a 36.0% effective tax rate, which approximates our expected fiscal year 2012 full year effective tax rate, taking into consideration all projected permanent differences, and discrete items recorded in the year-to-date period. The income tax provision for the first three months of fiscal year 2011 reflected a 34.1% effective tax rate.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first quarter of fiscal year 2012 and the first quarter of fiscal year 2011.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the first quarter of fiscal year 2012 and 2011 is as follows:

	Three months ended
	December 30, 2011	December 31, 2010
Revenues:
United States	$15,591	$15,854
Canada	4,103	4,023
United Kingdom	8,130	8,430
France	4,207	4,174
Sweden	2,331	2,517
Japan	613	634

Total	$34,975	$35,632

Gross profit:
United States	$8,135	$8,324
Canada	2,569	2,621
United Kingdom	4,265	4,205
France	2,383	2,602
Sweden	1,567	1,652
Japan	422	438

Total	$19,341	$19,842

Total assets:
United States	$56,610	$55,499
Canada	4,341	4,855
United Kingdom	24,699	23,938
France	8,127	8,259
Sweden	5,708	5,840
Japan	1,958	1,879

Total	$101,443	$100,270

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 30, 2011:
Commercial paper	$2,000	$0	$0	$2,000
Corporate Securities	2,170	0	(2)	2,168

	$4,170	$0	$(2)	$4,168

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Commercial paper	$0	$0	$0	$0
Corporate Securities	2,363	0	(11)	2,352

	$2,363	$0	$(11)	$2,352

The scheduled maturities of available for sale securities were as follows as of December 30, 2011:

Fair Value
Due within a year	$4,168
Due after one year through five years	0
Due after five years through ten years	0
Due after ten years	0

$4,168

Net purchases of available for sale securities were $1.8 million for the three months ended December 30, 2011 and net sales were $3.0 million for the three months ended December 31, 2010. No realized gains or losses were recognized in either period.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months ended December 30, 2011 and December 31, 2010 we did not repurchase any shares of our common stock.

NOTE 10—FAIR VALUE MEASUREMENTS

We adopted the provisions of Accounting Standards Codification 820, Fair Value Measurements and Disclosure, (“ASC 820”) in the first quarter of fiscal year 2009 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at December 30, 2011 and September 30, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 30, 2011:
Commercial paper	$2,000	$0	$0
Corporate Securities	2,168	0	0

	$4,168	$0	$0

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Commercial paper	$0	$0	$0
Corporate Securities	2,352	0	0

	$2,352	$0	$0

Level 3 Assets Measured at Fair Value on a Recurring Basis

There are no level 3 assets measured at fair value on a recurring basis as of December 30, 2011 and September 30, 2011.

The following sections describe the valuation methodologies we use to measure different financial assets at fair value:

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

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months ended December 30, 2011.

NOTE 11—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	December 30, 2011	September 30, 2011
Deferred rent	$867	$555
Sublease loss accruals	304	439

	$1,171	$994

Deferred Facilities Rent and Other

	December 30, 2011	September 30, 2011
Deferred rent	$5,909	$5,474
Sublease loss accruals	803	814
Other minimum lease payments	651	638

	$7,363	$6,926

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance updating the June 2011 guidance on the presentation of comprehensive income. The object of this update was to defer only those changes in Accounting Standards Update No. 2011-05 that relate to the presentation of reclassification adjustments. This update is effective for annual reporting periods beginning after December 15, 2011 and interim periods within that fiscal year. The adoption of this guidance will not have a material impact on our financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

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

NOTE 13—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of December 30, 2011 through the date the financial statements were filed, and have determined that there are no subsequent events that require disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (our “2011 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 12 and elsewhere in our 2011 10-K, as well as in our other filings with the Securities and Exchange Commission.

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

Based on extensive testing over the past several years of alternate delivery formats and training program structures, in fiscal year 2009 we introduced Learning Tree AnyWare™, our proprietary online platform that integrates participants in remote locations into live class events in another location. Attendees at home or in their offices can use an ordinary Internet connection to participate in live Learning Tree courses being held in our education centers. AnyWare class participants see and hear their instructor and classmates in real time, and view the instructor’s annotations on the two in-class MagnaLearn™ projection screens in real-time. They are able to participate in discussions, ask questions, work in breakout sessions, and complete the same hands-on exercises as their in-class counterparts, all under the guidance of a live, expert instructor. They gain the full benefit of our proprietary courseware, and achieve the same level of knowledge and skill transfer as in-class participants. Customers report that AnyWare is highly different from, and significantly more effective in promoting job-related learning than, other forms of e-Learning.

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

KEY METRICS OF OUR FIRST QUARTER OF FISCAL YEAR 2012

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three months ended December 30, 2011:

•	Revenues decreased 1.8% to $35.0 million from $35.6 million in the same quarter of fiscal year 2011.

•	Our gross profit declined to 55.3% of revenues from 55.7% of revenues for the same quarter of fiscal year 2011.

•

Operating expenses decreased by $0.4 million compared to the same quarter of our prior fiscal year. Operating expenses were 47.2% of revenues compared to 47.4% of revenues for the same quarter of fiscal year 2011.

•	Income from operations was $2.8 million compared to $3.0 million in the same quarter of fiscal year 2011.

•	Net income was $1.8 million compared to net income of $2.0 million in our first quarter of fiscal year 2011.

•	The sum of cash and cash equivalents and current available for sale securities increased $2.4 million to $45.0 million at December 30, 2011 compared with September 30, 2011.

•	Net working capital (current assets minus current liabilities) increased by $2.8 million to $18.6 million at December 30, 2011 compared with $15.8 million at September 30, 2011.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended
	December 30, 2011	December 31, 2010
Revenues	100.0%	100.0%
Cost of revenues	44.7%	44.3%

Gross profit	55.3%	55.7%
Operating expenses:
Course development	6.1%	5.6%
Sales and marketing	21.5%	21.5%
General and administrative	19.6%	20.3%

Total operating expenses	47.2%	47.4%

Income from operations	8.1%	8.3%
Other income (expense), net	0.1%	0.1%

Income before taxes	8.2%	8.4%
Income tax provision	3.0%	2.9%

Net income	5.2%	5.5%

THREE MONTHS ENDED DECEMBER 30, 2011 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2010

Revenues. We achieved revenues of $35.0 million in our first quarter of fiscal year 2012, a decrease of $0.6 million or 1.8% compared to revenues of $35.6 million in the same quarter of fiscal year 2011. The decrease in revenues primarily resulted from a 4.1% reduction in average revenue per participant that was partially offset by a 2.2% increase in the number of course participants. The reduction in average revenue per participant and the increase in our course participants primarily resulted from our contract with the Department of Veterans Affairs, which had lower revenue per participant in the quarter. Revenue per attendee also declined because we had proportionately fewer attendees at courses held in our education centers which are priced higher than courses held at customer locations. Changes in foreign exchange rates reduced revenues by 0.2%.

During our first quarter of fiscal year 2012, we trained 19,941 course participants, a 2.2% increase from the 19,503 course participants we trained in the first quarter of fiscal year 2011.

During our first quarter of fiscal year 2012, we provided 69,460 attendee-days of training, compared to 69,738 attendee-days in the same quarter in fiscal year 2011. In our management courses during our first quarter of fiscal year 2012, we provided 28,740 attendee-days of training, a 4.5% increase from the 27,498 attendee-days in the corresponding period in fiscal year 2011. In our IT courses during our first quarter of fiscal year 2012, we provided 40,720 attendee-days of training, a 3.6% decrease from the 42,240 attendee-days in the corresponding period in fiscal year 2011.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our first quarter of fiscal year 2012, we presented 1,720 events, a 9.5% increase from 1,571 events during the same period in fiscal year 2011. Our cost of revenues for our first quarter of fiscal year 2012 was $15.6 million, or 44.7% of revenues, compared to $15.8 million, or 44.3% of revenues, in the same period in fiscal year 2011. Accordingly, our gross profit percentage for the first quarter of fiscal year 2012 was 55.3% compared to 55.7% in the same quarter of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our first quarter of fiscal 2012 primarily reflects a reduction of 4.1% in revenue per participant while cost per participant decreased proportionately less at 3.2%. Changes in foreign exchange rates do not materially affect our gross profit percentage, since exchange rate changes affect our cost of revenues by approximately the same percentage as they affect our revenues.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During our first quarter of fiscal year 2012 course development expenses were 6.1% of revenues, compared to 5.6% in the same quarter of fiscal year 2011. Overall spending on course development in our first quarter of fiscal year 2012 was $2.1 million, a 7.3% increase from the $2.0 million spent on course development in our first quarter of fiscal year 2011. The increase in expense reflects an increase in activities associated with new course development compared to the same quarter of the prior year.

In our first quarter of fiscal year 2012, we introduced three new IT course titles and two new management course titles and retired two management course titles and eight IT course titles. At the end of our first quarter of fiscal year 2012, our library of instructor-led courses numbered 215 titles compared with 212 titles at the end of the same quarter of fiscal year 2011. At the end of our first quarter of this fiscal year, we had 83 management titles in our course library, compared with 78 titles at the end of the same quarter of fiscal year 2011. Our library of IT titles numbered 132 at the end of our first quarter of fiscal year 2012, compared to 134 at the end of the same quarter of fiscal year 2011.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of: designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expense in our first quarter of fiscal year 2012 was 21.5% of revenues, as it was for the same quarter in fiscal year 2011. Sales and marketing expense was $7.5 million in our first quarter of fiscal year 2012, compared to $7.7 million during our first quarter of fiscal year 2011.

General and Administrative Expenses. General and administrative expense in our first quarter of fiscal year 2012 was 19.6% of revenues, compared with 20.3% for the same quarter in fiscal year 2011. General and administrative expense during our first quarter of fiscal year 2012 was $6.9 million, a decrease of $0.3 million compared to $7.2 million in our first quarter of fiscal year 2011. The decrease was due primarily to a charge of $0.2 million for severance taken in the first quarter of fiscal year 2011 and a $0.1 million reduction in charges to increase our sublease loss reserve associated with subleases to our subtenants at our London education center.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our first quarter of fiscal years 2012 and 2011, other income, net totaled less than $0.1 million.

Income Taxes. Our income tax provision in our first quarter of fiscal year 2012 was $1.0 million, the same as in our first quarter of fiscal year 2011. The effective tax rate for the first quarter of fiscal year 2012 was 36.0%. The effective tax rate for the first quarter of fiscal year 2011 was 34.1%. The lower effective tax rate for 2011 was as a result of the recognition of tax benefits for uncertain tax positions that had expired.

Net Income. Our net income for our first quarter of fiscal year 2012 was $1.8 million compared to net income of $2.0 million for our first quarter of fiscal year 2011.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2011 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 30, 2011 include cash and cash equivalents on hand of $40.9 million. During the first three months of fiscal year 2012, our total cash and cash equivalents increased by $0.6 million, largely as a result of cash provided by operations of $2.9 million; offset by net purchases of available for sale securities of $1.8 million and capital expenditures of $0.4 million.

At December 30, 2011 our net working capital (current assets minus current liabilities) was $18.6 million, a $2.8 million increase from our working capital balance at September 30, 2011. Current assets increased $0.2 million due primarily to increases in cash, available for sale securities and prepaid expenses partially offset by a decrease in accounts receivable. Current liabilities decreased $2.6 million due to a decrease in deferred revenues partially offset by an increase in accounts payable.

Cash Flows. Our cash and cash equivalents increased $0.6 million to $40.9 million at December 30, 2011 from $40.3 million at September 30, 2011 (table in thousands).

	Three months ended
	December 30, 2011	December 31, 2010	Net Change
Cash provided by operating activities	$2,852	$1,974	$878
Cash (used in) provided by investing activities	(2,241)	1,402	(3,643)
Cash used in financing activities	(48)	(39)	(9)
Effects of exchange rate changes on cash and cash equivalents	22	(110)	132

Net increase in cash and cash equivalents	$585	$3,227	$(2,642)

Cash provided by operating activities increased by $0.9 million in the first three months of fiscal year 2012. Cash used in investing activities increased by $3.6 million in the first three months of fiscal year 2012, due primarily to a decrease in net sales of available for sale securities of $4.8 million offset by a decrease in the purchases of equipment and other capital assets of $1.2 million.

Liquidity. We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the three months ended December 30, 2011, we made capital expenditures of $0.4 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $4.0 million in equipment and other capital assets during the remainder of fiscal year 2012. Our contractual obligations as of December 30, 2011 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2011 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2011 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

FUTURE OUTLOOK

As we have for the past 37 years, we continue to emphasize excellence in educating and training managers and IT professionals from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that Learning Tree’s proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems. We are disappointed with the expected results for our second quarter, much of which is already determined, and we are committed to identify and rectify the underlying causes in order to improve results in future quarters. We have already begun work on a number of direct mail and electronic marketing activities that we believe will yield increased revenues toward the end of this fiscal year or the beginning of our next fiscal year. We will continue to identify and pursue other opportunities in the coming weeks and months. Our objective is to increase the number of course participants whom we serve, and thereby grow our revenues, improve our margins, and increase the value of our company for our shareholders.

Effect of Exchange Rates. Over half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of February 3, 2012 remain constant for the remainder of our second quarter we would expect changes in foreign exchange rates to reduce revenues by about 1% in our second quarter of fiscal year 2012 compared to our same quarter of fiscal year 2011.

Second Quarter Revenues. We currently expect revenues for our second quarter of fiscal year 2012 of between $27.0 million and $28.5 million, compared to revenues of $30.4 million in our second quarter of fiscal year 2012.

Second Quarter Gross Profit. We expect a gross profit percentage in our second quarter of fiscal year 2012 of between 46.5% and 48.0% compared to 51.3% in our second quarter of fiscal year 2011. As a reminder, our gross profit percentage is generally at its lowest level during our second fiscal quarter because the seasonally lower business volume of our second quarter means that our fixed direct costs are allocated over a relatively smaller number of course events than in other quarters.

Second Quarter Operating Expenses. We expect overall operating expenses for our second quarter of fiscal year 2012 to be between $18.7 million and $19.3 million, compared to $17.2 million in the same quarter a year earlier.

Second Quarter Loss from Operations. As a result of the above factors, we expect to incur a second quarter operating loss of between $5.0 million and $6.7 million compared with an operating loss of $1.6 million in our second quarter of fiscal year 2011.

Second Quarter Interest Income. We expect second quarter interest income to be less than $0.1 million.

Second Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our second quarter of fiscal year 2012 of between $5.0 million and $6.7 million, compared with a pre-tax loss of $1.6 million in our second quarter of fiscal year 2011.

Effective Tax Rate. We estimate that our effective tax rate in our second quarter of fiscal year 2011 will be approximately 36.7%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which risks are described in our 2011 Annual Report on Form 10-K. As of the date of this report, there have been no material changes to the market risks described in our 2011 Annual Report on Form 10-K. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

As of December 30, 2011, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2011 10-K. Please refer to that section of our 2011 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2012	LEARNING TREE INTERNATIONAL, INC.

By: /s/ David C. Collins, Ph.D.
David C. Collins, Ph.D.
Chief Executive Officer

By: /s/ Charles R. Waldron
Charles R. Waldron
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

4.1	Form of Common Stock Certificate.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.1*	Employment Agreement, dated January 26, 2012, between Registrant and Max Shevitz.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012

10.2*	Employment Agreement, dated February 1, 2012, between Registrant and David C. Collins.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012

31.1	Section 302 Certification of Chief Executive Officer.	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 906 Certification of Chief Executive Officer.	Filed herewith.

32.2	Section 906 Certification of Chief Financial Officer.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.