Form 10-Q
period 2012-03-30
LEARNING TREE INTERNATIONAL INC
filed 2012-05-08
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

The number of shares of common stock, $.0001 par value, outstanding as of April 27, 2012 was 13,510,925.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—March 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 30, 2012	September 30, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$32,366	$40,293
Available for sale securities	12,866	2,352
Trade accounts receivable, net	13,218	18,220
Income tax receivable	978	219
Prepaid expenses	4,622	3,769
Deferred income taxes	104	150
Other current assets	2,161	2,235

Total current assets	66,315	67,238
Equipment, Property and Leasehold Improvements:
Education and office equipment	36,612	38,006
Transportation equipment	241	240
Property and leasehold improvements	28,470	28,021

	65,323	66,267
Less: accumulated depreciation and amortization	(48,567)	(48,590)

	16,756	17,677
Restricted interest-bearing investments	9,456	9,242
Deferred income taxes	6,456	7,098
Other assets	851	897

Total assets	$99,834	$102,152

Liabilities
Current Liabilities:
Trade accounts payable	$7,585	$7,468
Deferred revenues	32,788	34,572
Accrued payroll, benefits and related taxes	4,844	5,060
Other accrued liabilities	2,784	2,900
Income taxes payable	325	471
Current portion of deferred facilities rent and other	1,099	994

Total current liabilities	49,425	51,465
Asset retirement obligations	3,780	3,598
Deferred income taxes	356	296
Deferred facilities rent and other	7,197	6,926
Noncurrent tax liabilities	1,241	2,116

Total liabilities	61,999	64,401

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common Stock, $.0001 par value; 75,000,000 shares authorized;
13,510,925 and 13,479,409 issued and outstanding, respectively	1	1
Additional paid-in capital	5,710	5,534
Accumulated comprehensive income (loss)	44	(217)
Retained earnings	32,080	32,433

Total stockholders’ equity	37,835	37,751

Total liabilities and stockholders’ equity	$99,834	$102,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Revenues	$28,942	$30,402	$63,917	$66,034
Cost of revenues	14,558	14,819	30,192	30,609

Gross profit	14,384	15,583	33,725	35,425
Operating expenses:
Course development	2,070	1,842	4,191	3,819
Sales and marketing	8,360	8,060	15,870	15,725
General and administrative	7,468	7,278	14,357	14,519

	17,898	17,180	34,418	34,063

Income (loss) from operations	(3,514)	(1,597)	(693)	1,362
Other income (expense):
Interest income, net	58	50	123	107
Foreign exchange losses	(251)	(64)	(262)	(101)
Other, net	2	(19)	(6)	(20)

	(191)	(33)	(145)	(14)

Income (loss) before provision for income taxes	(3,705)	(1,630)	(838)	1,348
Provision (benefit) for income taxes	(1,586)	(634)	(554)	381

Net income (loss)	$(2,119)	$(996)	$(284)	$967

Earnings (loss) per share:
Income (loss) per common share - basic	$(0.16)	$(0.07)	$(0.02)	$0.07

Income (loss) per common share - diluted	$(0.16)	$(0.07)	$(0.02)	$0.07

Weighted average shares outstanding:
Weighted average shares - basic	13,511	13,547	13,502	13,533

Weighted average shares - diluted	13,511	13,547	13,502	13,538

Comprehensive income (loss):
Net income (loss)	$(2,119)	$(996)	$(284)	$967
Temporary (impairment) recovery of available for sale securities	(3)	(6)	2	(5)
Foreign currency translation adjustments	334	502	259	313

Comprehensive income (loss)	$(1,788)	$(500)	$(23)	$1,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	March 30,	April 1,
	2012	2011
Cash flows - operating activities
Net (Loss) Income	$(284)	$967
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,139	2,387
Share based compensation	176	277
Deferred income taxes	742	(426)
Provision for doubtful accounts	34	35
Accretion on asset retirement obligations	101	93
Gain on settlement of asset retirement obligation	0	(103)
Losses on disposal of equipment and leasehold improvements	6	13
Unrealized foreign exchange losses	236	26
Changes in operating assets and liabilities:
Trade accounts receivable	5,108	3,287
Asset retirement obligations	0	277
Prepaid marketing expenses	(40)	(9)
Prepaid expenses and other assets	(389)	290
Income tax receivable / payable	(1,695)	(282)
Trade accounts payable	1	(578)
Deferred revenues	(2,289)	(1,139)
Deferred facilities rent and other	296	330
Other accrued liabilities	(631)	161

Net cash provided by operating activities	3,511	5,606

Cash flows - investing activities:
Purchases of available for sale securities	(18,447)	(21,579)
Sales of available for sale securities	7,839	17,000
Purchases of equipment, property and leasehold improvements	(1,073)	(4,025)
Proceeds from sale of equipment, property and leasehold improvements	0	7

Net cash used in investing activities	(11,681)	(8,597)

Cash flows - financing activities:
Payments to repurchase common stock	0	(428)
Dividends paid	(30)	0
Shares surrendered in lieu of tax withholding	(39)	(39)

Net cash used in financing activities	(69)	(467)

Effects of exchange rate changes on cash and cash equivalents	312	554

Net decrease in cash and cash equivalents	(7,927)	(2,904)
Cash and cash equivalents at beginning of period	40,293	34,449

Cash and cash equivalents at end of period	$32,366	$31,545

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the second quarter of the current fiscal year ended on March 30, 2012, while the second quarter of our prior fiscal year ended on April 1, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of March 30, 2012, and our results of operations for the three months and six months ended March 30, 2012 and April 1, 2011, and our cash flows for the six months ended March 30, 2012 and April 1, 2011.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense of less than $0.1 million and $0.2 million related to grants of employee stock options and restricted stock units was included in operating expenses during the three months and six months ended March 30, 2012, and was charged in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.2 million and $0.3 million for grants of employee stock options, restricted stock and restricted stock units for the three months and six months ended April 1, 2011.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Six months ended	Year ended
	March 30, 2012	September 30, 2011
ARO balance, beginning of period	$3,598	$3,291
Accretion expense	101	191
Liabilities incurred	0	279
Gain on settlement of ARO liability	0	(103)
Foreign currency translation	81	(60)

ARO balance, end of period	$3,780	$3,598

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 282,000 stock options and restricted stock units were excluded from the computations of diluted earnings (loss) per share for the three and six months ended March 30, 2012, because their effect would have been anti-dilutive. Approximately 264,000 stock options and restricted stock units were excluded from the computations of diluted earnings (loss) per share for the three months ended April 1, 2011 and 227,000 stock options and restricted stock units for the six months ended April 1, 2011, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Numerator:
Net income (loss)	$(2,119)	$(996)	$(284)	$967

Denominator:
Weighted average shares outstanding
Basic	13,511	13,547	13,502	13,533
Effect of dilutive securities	0	0	0	5

Diluted	13,511	13,547	13,502	13,538

Income (loss) per common share - basic	$(0.16)	$(0.07)	$(0.02)	$0.07

Income (loss) per common share - diluted	$(0.16)	$(0.07)	$(0.02)	$0.07

NOTE 5—INCOME TAXES

The income tax benefit for the first six months of fiscal year 2012 reflects a 66.1% effective tax rate. Our effective tax rate for the fiscal year 2012 full year is estimated at 37.2% taking into consideration all permanent differences. The high effective tax rate for the first six months of fiscal year 2012 is primarily due to the increase in the income tax benefit as a result of the release of uncertain tax positions in the year-to-date period and the relative amount of the increase in the benefit on the year-to-date loss. The income tax provision for the first six months of fiscal year 2011 reflected a 28.3% effective tax rate.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first six months of fiscal year 2012 and the first six months of fiscal year 2011.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the first six months of fiscal year 2012 and 2011 is as follows:

	Three months ended		Six months ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Revenues:
United States	$12,976	$13,793	$28,568	$29,647
Canada	4,022	4,305	8,125	8,328
United Kingdom	7,585	7,795	15,715	16,225
France	2,208	2,317	6,414	6,491
Sweden	1,769	1,886	4,100	4,403
Japan	382	306	995	940

Total	$28,942	$30,402	$63,917	$66,034

Gross profit:
United States	$5,930	$6,603	$14,065	$14,927
Canada	2,456	2,759	5,026	5,380
United Kingdom	3,748	3,729	8,012	7,934
France	904	1,125	3,287	3,727
Sweden	1,098	1,176	2,665	2,828
Japan	248	191	670	629

Total	$14,384	$15,583	$33,725	$35,425

Total assets:
United States	$54,161	$53,018
Canada	4,585	5,503
United Kingdom	25,053	25,211
France	8,216	8,875
Sweden	6,082	6,484
Japan	1,737	1,516

Total	$99,834	$100,607

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

March 30, 2012:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$5,000	$0	$(8)	$4,992
Corporate Securities	7,891	0	(17)	7,874

	$12,891	$0	$(25)	$12,866

September 30, 2011:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$0	$0	$0	$0
Corporate Securities	2,363	0	(11)	2,352

	$2,363	$0	$(11)	$2,352

The scheduled maturities of available for sale securities were as follows as of March 30, 2012:

Fair Value
Due within a year	$12,866
Due after one year through five years	0
Due after five years through ten years	0
Due after ten years	0

$12,866

Net purchases of available for sale securities were $8.8 million and $10.6 million for the three months and six months ended March 30, 2012 and net purchases were $7.6 million and $4.6 million for the six months ended April 1, 2011. No realized gains or losses were recognized in either period.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months and six months ended March 30, 2012 we did not repurchase any shares of our common stock. During the three months and six months ended April 1, 2011 we repurchased 47,058 shares of our common stock at a total cost of approximately $0.4 million.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at March 30, 2012 and September 30, 2011:

March 30, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$4,992	$0	$0
Corporate Securities	7,874	0	0

	$12,866	$0	$0

September 30, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$0	$0	$0
Corporate Securities	2,352	0	0

	$2,352	$0	$0

Level 3 Assets Measured at Fair Value on a Recurring Basis

There are no level 3 assets measured at fair value on a recurring basis as of March 30, 2012 and September 30, 2011.

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

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months and six months ended March 30, 2012.

NOTE 11—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	March 30, 2012	September 30, 2011
Deferred rent	$852	$555
Sublease loss accruals	247	439

	$1,099	$994

Deferred Facilities Rent and Other

	March 30, 2012	September 30, 2011
Deferred rent	$5,723	$5,474
Sublease loss accruals	786	814
Other minimum lease payments	688	638

	$7,197	$6,926

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

NOTE 13—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of March 30, 2012 through the date the financial statements were filed, and have determined that there are no subsequent events that require disclosure.

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

OVERVIEW

We are a leading worldwide vendor-independent provider to business and government organizations for the training and education of information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality training to over 2 million managers and IT professionals.

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

After several years of extensive testing of several hybrid-learning formats and training program structures, in fiscal year 2009, we introduced Learning Tree AnyWare™, our proprietary web-based platform that integrates participants in remote locations into live class events in another location. Attendees, at home or in their offices, can use an ordinary Internet connection to participate in live Learning Tree courses being held in our education centers. AnyWare class participants see and hear their instructor and classmates in real time, and view the instructor’s annotations on the two in-class MagnaLearn™ projection screens in real-time. They are able to participate in discussions, ask questions, work in breakout sessions, and complete the same hands-on exercises as their in-class counterparts, all under the guidance of a live, expert instructor. They gain the full benefit of our proprietary courseware, and achieve the same level of knowledge and skill transfer as in-class participants. Customers report that AnyWare is highly different from other forms of e-Learning and significantly more effective in promoting job-related learning.

Our instructors are not full-time employees; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms as independent consultants or full-time employees elsewhere when they are not teaching. On average, each expert instructor teaches about 10 courses per year on an “as needed” basis. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so the majority of course delivery costs are variable. In addition to the delivery of our courses in our state-of-the-art education centers, our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at hotels, conference facilities and customer sites worldwide.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

KEY METRICS OF OUR SECOND QUARTER AND SIX MONTHS OF FISCAL YEAR 2012

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations,

For the three months ended March 30, 2012:

•	Revenues decreased 4.8% to $28.9 million from $30.4 million in the same quarter of fiscal year 2011.

•	Gross profit declined to 49.7% of revenues from 51.3% of revenues for the same quarter of fiscal year 2011.

•

Operating expenses increased by $0.7 million compared to the same quarter of our prior fiscal year. Operating expenses for the second quarter of fiscal year 2012 were 61.8% of revenues compared to 56.6% of revenues for the same quarter of fiscal year 2011.

•	Loss from operations was $3.5 million compared to $1.6 million in the same quarter of fiscal year 2011.

•	Net loss of $2.1 million compared to net loss of $1.0 million in our second quarter of fiscal year 2011.

•	The sum of cash and cash equivalents and current available for sale securities increased $2.6 million to $45.2 million at March 30, 2012 compared with September 30, 2011.

•	Net working capital (current assets minus current liabilities) increased by $1.1 million to $16.9 million at March 30, 2012 compared with $15.8 million at September 30, 2011.

For the six months ended March 30, 2012:

•	Revenues decreased 3.2% to $63.9 million from $66.0 million in the same period of fiscal year 2011.

•	Gross profit declined to 52.8% of revenues from 53.6% of revenues for the same period of fiscal year 2011.

•

Operating expenses increased by $0.4 million compared to the same period of our prior fiscal year. Operating expenses were 53.9% of revenues compared to 51.6% of revenues for the same period of fiscal year 2011.

•	Loss from operations was $0.7 million compared to income from operations of $1.4 million in the same period of fiscal year 2011.

•	Net loss was $0.3 million compared to net income of $1.0 million in our first six months of fiscal year 2011.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended		Six months ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.3%	48.7%	47.2%	46.4%

Gross profit	49.7%	51.3%	52.8%	53.6%
Operating expenses:
Course development	7.1%	6.1%	6.6%	5.8%
Sales and marketing	28.9%	26.5%	24.8%	23.8%
General and administrative	25.8%	24.0%	22.5%	22.0%

Total operating expenses	61.8%	56.6%	53.9%	51.6%

Income (loss) from operations	-12.1%	-5.3%	-1.1%	2.0%
Other income (expense), net	-0.7%	-0.1%	-0.2%	0.0%

Income (loss) before taxes	-12.8%	-5.4%	-1.3%	2.0%
Income tax provision (benefit)	-5.5%	-2.1%	-0.9%	0.5%

Net income (loss)	-7.3%	-3.3%	-0.4%	1.5%

THREE AND SIX MONTHS ENDED MARCH 30, 2012 COMPARED WITH THE THREE AND SIX MONTHS ENDED APRIL 1, 2011

Revenues. Our revenues of $28.9 million in our second quarter of fiscal year 2012 were 4.8% lower than revenues of $30.4 million in the same quarter of fiscal year 2011. The decrease in revenues primarily resulted from a 6.7% reduction in average revenue per participant that was partially offset by a 1.3% increase in the number of course participants. The decrease in average revenue per participant compared to the same quarter of our prior year was the cumulative result of several smaller factors including: a 1.4% adverse effect of changes in foreign exchange rates; an experimental program of promotional pricing for new customers in one of our operating units; a shift in mix between higher priced courses at our education centers and courses delivered onsite at client locations; shorter duration for courses delivered at client sites; and a reduction in average price across most product lines.

During our second quarter of fiscal year 2012, we trained 17,696 course participants, a 1.3% increase from the 17,471 course participants we trained in the second quarter of fiscal year 2011.

During our second quarter of fiscal year 2012, we provided 60,663 attendee-days of training, compared to 61,591 attendee-days in the same quarter in fiscal year 2011. In our IT courses during our second quarter of fiscal year 2012, we provided 35,349 attendee-days of training, a 0.9% increase from the 35,049 attendee-days in the corresponding period in fiscal year 2011. In our management courses during our second quarter of fiscal year 2012, we provided 25,314 attendee-days of training, a 4.6% decrease from the 26,542 attendee-days in the corresponding period in fiscal year 2011.

Our revenues of $63.9 million during the first six months of fiscal year 2012 were 3.2% lower than revenues of $66.0 million in the same period of fiscal year 2011. The decrease in average revenue per participant compared to the same quarter of our prior year was the cumulative result of several smaller factors including: a 0.7% adverse effect of changes in foreign exchange rates; an experimental program of promotional pricing for new customers in one of our operating units; a shift in mix between higher priced courses at our education centers and courses delivered onsite at client locations; shorter duration for courses delivered at client sites; and a reduction in average price across most product lines.

During the first six months of fiscal year 2012, we trained 37,637 course participants, a 1.8% increase from the 36,974 course participants we trained in the first six months of fiscal year 2011.

During the first six months of fiscal year 2012, we provided 130,416 attendee-days of training, compared to 131,329 attendee-days in the same period in fiscal year 2011. In our IT courses during our first six months of fiscal year 2012, we provided 76,195 attendee-days of training, a 1.4% decrease from the 77,289 attendee-days in the corresponding period in fiscal year 2011. In our management courses during our first six months of fiscal year 2012, we provided 54,221 attendee-days of training, a 0.3% increase from the 54,040 attendee-days in the corresponding period in fiscal year 2011.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our second quarter of fiscal year 2012, we presented 1,454 events, a 1.9% increase from 1,427 events during the same period in fiscal year 2011. Our cost of revenues for our second quarter of fiscal year 2012 was $14.6 million, or 50.3% of revenues, compared to $14.8 million, or 48.7% of revenues, in the same period in fiscal year 2011. Accordingly, our gross profit percentage for the second quarter of fiscal year 2012 was 49.7% compared to 51.3% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2012 primarily reflects a reduction of 6.7% in revenue per participant while cost per participant decreased proportionately less at 3.6%. Changes in foreign exchange rates do not materially affect our gross profit percentage, since exchange rate changes affect our cost of revenues by approximately the same percentage as they affect our revenues.

During the first six months of fiscal year 2012, we presented 3,174 events, a 5.9% increase from 2,998 events during the same period in fiscal year 2011. Our cost of revenues for the first six months of fiscal year 2012 was $30.2 million, or 47.2% of revenues, compared to $30.6 million, or 46.4% of revenues, in the same period in fiscal year 2011. Accordingly, our gross profit percentage for the first six months of fiscal year 2012 was 52.8% compared to 53.6% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues during the first six months of fiscal year 2012 primarily reflects a reduction of 5.3% in revenue per participant while cost per participant decreased proportionately less at 3.3%.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our second quarter of fiscal year 2012 course development expenses were 7.1% of revenues, compared to 6.1% in the same quarter of fiscal year 2011. Overall spending on course development in our second quarter of fiscal year 2012 was $2.0 million, a 12.4% increase from the $1.8 million spent on course development in our second quarter of fiscal year 2011. The increase in expense reflects an increase in activities associated with new course development and existing course revisions compared to the same quarter of the prior year.

Course development expense during the first six months of fiscal year 2012 was $4.2 million, an increase of $0.4 million compared to $3.8 million in the same period of fiscal year 2011. The increase in expense reflects an increase in activities associated with new course development and existing course revisions compared to the same quarter of the prior year.

In our second quarter of fiscal year 2012, we introduced five new IT course titles and two new management course titles and retired two management course titles and five IT course titles. At the end of our second quarter of fiscal year 2012, our library of instructor-led courses numbered 215 titles compared with 216 titles at the end of the same quarter of fiscal year 2011. At the end of our second quarter of this fiscal year, we had 132 IT titles in our course library, compared with 137 titles at the end of the same quarter of fiscal year 2011. Our library of management titles numbered 83 at the end of our second quarter of fiscal year 2012, compared to 79 at the end of the same quarter of fiscal year 2011.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expense in our second quarter of fiscal year 2012 was 28.9% of revenues, compared to 26.5% in the same quarter of fiscal year 2011. Sales and marketing expense was $8.4 million in our second quarter of fiscal year 2012, compared to $8.1 million during our second quarter of fiscal year 2011. The net increase of $0.3 million resulted from increases of $0.6 million in sales force and direct marketing expenditures partially offset by a reduction in certain severance expenses of $0.3 million taken in the second quarter of fiscal year 2011.

Sales and marketing expense during the first six months of fiscal year 2012 was $15.9 million, an increase of $0.2 million compared to $15.7 million in the same period of fiscal year 2011. The net increase was due primarily to increases in the sales and marketing force and direct marketing expenditures of $0.9 million which was partially offset by reductions in severance expense of $0.4 million and catalog production of $0.3 million.

General and Administrative Expenses. General and administrative expense in our second quarter of fiscal year 2012 was 25.8% of revenues, compared with 24.0% for the same quarter in fiscal year 2011. General and administrative expense during our second quarter of fiscal year 2012 was $7.5 million, an increase of $0.2 million compared to $7.3 million in our second quarter of fiscal year 2011. The net increase was due primarily to increases in severance expense of $0.7 million and professional service fees of $0.1 million which were largely offset by reductions in incentive related compensation of $0.4 million and facilities’ expense of $0.2 million.

General and administrative expense during the first six months of fiscal year 2012 was $14.3 million, a decrease of $0.2 million compared to $14.5 million in the same period of fiscal year 2011. The net decrease was due primarily to reductions in incentive related compensation of $0.6 million and $0.1 million for reductions in charges to increase our sublease loss reserve associated with subleases at our London education center; offset by increases in severance of $0.5 million.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our second quarter of fiscal year 2012, other expense increased $0.2 million primarily due to unrealized losses in our U.S. Dollar denominated accounts in our foreign subsidiaries.

During our first six months of fiscal year 2012 other expense, net totaled $0.1 million compared to less than $0.1 million in the first six months of fiscal year 2011. This difference was primarily due to unrealized losses in our U.S. Dollar denominated accounts in our foreign subsidiaries.

Income Taxes. Our income tax provision in our second quarter of fiscal year 2012 was a benefit of $1.6 million compared to a benefit of $0.6 million in our second quarter of fiscal year 2011. The income tax benefit for the first six months of fiscal year 2012 reflects a 66.1% effective tax rate. Our effective tax rate for the fiscal year 2012 full year is estimated at 37.2% taking into consideration all permanent differences. The high effective tax rate for the first six months of fiscal year 2012 is primarily due to the increase in the income tax benefit as a result of the release of uncertain tax positions in the year-to-date period and the relative amount of the increase in the benefit on the year-to-date loss. The income tax provision for the first six months of fiscal year 2011 reflected a 28.3% effective tax rate.

Net (Loss) Income. Our net loss for our second quarter of fiscal year 2012 was $2.1 million compared to net loss of $1.0 million for our second quarter of fiscal year 2011.

Our net loss for the first six months of fiscal year 2012 was $0.3 million compared to net income of $1.0 million for our first six months of fiscal year 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 30, 2012 include cash and cash equivalents on hand of $32.4 million. During the first six months of fiscal year 2012, our total cash and cash equivalents decreased by $7.9 million, primarily as a result of net purchases of available for sale securities of $10.6 million and capital expenditures of $1.1 million; offset by cash provided by operations of $3.5 million.

At March 30, 2012 our net working capital (current assets minus current liabilities) was $16.9 million, a $1.1 million increase from our working capital balance at September 30, 2011. Current assets decreased $0.9 million due primarily to a decrease in accounts receivable offset by increases in available for sale securities and prepaid expenses. Current liabilities decreased $2.0 million primarily due to a decrease in deferred revenues.

Cash Flows. Our cash and cash equivalents decreased $7.9 million to $32.4 million at March 30, 2012 from $40.3 million at September 30, 2011 (table in thousands).

	Six months ended
	March 30, 2012	April 1, 2011	Net Change
Cash provided by operating activities	$3,511	$5,606	$(2,095)
Cash used in investing activities	(11,681)	(8,597)	(3,084)
Cash used in financing activities	(69)	(467)	398
Effects of exchange rate changes on cash and cash equivalents	312	554	(242)

Net decrease in cash and cash equivalents	$(7,927)	$(2,904)	$(5,023)

Cash provided by operating activities decreased $2.1 million in the first six months of fiscal year 2012 primarily due to net losses, decreases in deferred revenues and increases in prepaid expenses and other assets, offset by decreases in accounts receivable. Cash used in investing activities increased by $3.1 million in the first six months of fiscal year 2012, due primarily to an increase in net purchases of available for sale securities of $6.0 million offset by a decrease in the purchases of equipment and other capital assets of $2.9 million.

Repurchase of our Common Stock. On May 8, 2012, we announced that our Board of Directors amended the Company’s share repurchase program to authorize the repurchase of up to $35,000,000 in the aggregate of the Company’s common stock, par value $0.0001 per share (“Common Stock”). The increase of $4,500,000 authorized for repurchase under the program equates to approximately 5.9% of the Company’s issued and outstanding shares of Common Stock based upon the $5.60 closing price of the Common Stock on May 7, 2012. Following the amendment to the program, there was $4,571,585 available for share repurchase under the program. Under the share repurchase program, the Company may acquire shares of its common stock in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations.

Liquidity. We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, available for sale securities and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the six months ended March 30, 2012, we made capital expenditures of $1.1 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $6.9 million in equipment and other capital assets during the remainder of fiscal year 2012. This includes approximately $5.0 million to upgrade the computer equipment used in our classrooms. The upgrade became the preferred option after our significant testing showed that cloud-based solutions currently do not produce the level of quality in the classroom that our customers have come to expect. Our contractual obligations as of March 30, 2012 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2011 10-K.

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

FUTURE OUTLOOK

During the last two months of our second quarter of fiscal year 2012, we began taking initial steps intended to identify and test opportunities to produce revenue growth.

We expect for the next several quarters:

•	To make significant investments in direct marketing and sales force productivity in order to attempt to achieve growth in the number of our attendees.

•	To focus our course development efforts on the greatest needs of our customers.

•	To adjust our course scheduling to better match demand.

•	To invest in our infrastructure and course equipment to enhance the already high level of course quality we provide to our attendees.

We have already begun to increase our expenditures on direct marketing in order to increase the penetration of the thousands of clients we already serve, and to gain business from new clients through a combination of direct mail and electronic marketing. We also intend to invest in systems, personnel and training to increase the productivity of our sales force.

In focusing on our course development process, we intend to develop those courses most in demand by our customers rather than to develop a fixed number of courses per quarter or per year.

Due to the lead times in our business, we would only expect to begin to see positive impacts on revenue growth after several more quarters.

We believe that we have enjoyed the benefits of long-term customer loyalty as a direct result of the extraordinarily high levels of customer satisfaction with every aspect of our service: from the interactions with our sales and customer service staff before a course, to the training itself, to our post-course follow-up. We intend to further enhance the quality of our customer services by investing in new hands-on equipment for use in our courses and by making further improvements to our course development, maintenance and support processes.

Because we expect that any revenue growth from these changes may take time to appear, we anticipate that these investments will result in operating losses for the Company for several quarters.

Effect of Exchange Rates. Over half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of April 27, 2012 remain constant for the remainder of our third quarter we would expect changes in foreign exchange rates to reduce revenues by about 1% in our third quarter of fiscal year 2012 compared to our same quarter of fiscal year 2011.

Third Quarter Revenues. We currently expect revenues for our third quarter of fiscal year 2012 of between $31.0 million and $33.0 million, compared to revenues of $33.5 million in our third quarter of fiscal year 2011.

Third Quarter Gross Profit. We expect a gross profit percentage in our third quarter of fiscal year 2012 of between 49.5% and 51.0% compared to 52.4% in our third quarter of fiscal year 2011.

Third Quarter Operating Expenses. We expect overall operating expenses for our third quarter of fiscal year 2012 to be between $19.3 million and $19.8 million, compared to $16.6 million in the same quarter a year earlier.

Third Quarter Loss from Operations. As a result of the above factors, we expect to incur a third quarter operating loss of between $2.4 million and $4.4 million compared with operating income of $1.0 million in our third quarter of fiscal year 2011.

Third Quarter Interest Income. We expect third quarter interest income to be less than $0.1 million.

Third Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our third quarter of fiscal year 2012 of between $2.4 million and $4.4 million, compared with pre-tax income of $1.0 million in our third quarter of fiscal year 2011.

Effective Tax Rate. We estimate that our effective tax rate in our third quarter of fiscal year 2012 will be approximately 36.7%.

Capital Expenditures. We plan to purchase an additional $6.9 million in equipment and other capital assets during the remainder of fiscal year 2012. This includes approximately $5.0 million to upgrade the computer equipment used in our classrooms. The upgrade became the preferred option after our significant testing showed that cloud-based solutions currently do not produce the level of quality in the classroom that our customers have come to expect.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that we believe have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of March 30, 2012, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2011 10-K. Please refer to that section of our 2011 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

4.1	Form of Common Stock Certificate.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.1*	Employment Agreement, dated January 26, 2012, between Registrant and Max Shevitz.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012

10.2*	Employment Agreement, dated February 1, 2012, between Registrant and David C. Collins.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012

Exhibit No.	Document Description	Incorporation by Reference

31.1	Section 302 Certification of Chief Executive Officer.	Filed herewith.

31.2	Section 302 Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 906 Certification of Chief Executive Officer.	Filed herewith.

32.2	Section 906 Certification of Principal Financial Officer.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2012

LEARNING TREE INTERNATIONAL, INC.

By: /s/ David C. Collins, Ph.D.
David C. Collins, Ph.D.
Chief Executive Officer

By: /s/ Jamie G. Donelan
Jamie G. Donelan
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

4.1	Form of Common Stock Certificate.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.1*	Employment Agreement, dated January 26, 2012, between Registrant and Max Shevitz.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012

10.2*	Employment Agreement, dated February 1, 2012, between Registrant and David C. Collins.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012

31.1	Section 302 Certification of Chief Executive Officer.	Filed herewith.

31.2	Section 302 Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 906 Certification of Chief Executive Officer.	Filed herewith.

32.2	Section 906 Certification of Principal Financial Officer.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.