Form 10-Q
period 2012-06-29
LEARNING TREE INTERNATIONAL INC
filed 2012-08-07
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, $.0001 par value, outstanding as of July 23, 2012 was 13,175,225.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—June 29, 2012

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 29, 2012	September 30, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$31,731	$40,293
Available for sale securities	8,473	2,352
Trade accounts receivable, net	15,107	18,220
Income tax receivable	857	219
Prepaid expenses	4,406	3,769
Deferred income taxes	1,161	150
Other current assets	2,143	2,235

Total current assets	63,878	67,238
Equipment, Property and Leasehold Improvements:
Education and office equipment	37,572	38,006
Transportation equipment	231	240
Property and leasehold improvements	28,212	28,021

	66,015	66,267
Less: accumulated depreciation and amortization	(48,745)	(48,590)

	17,270	17,677
Restricted interest-bearing investments	9,303	9,242
Deferred income taxes	877	7,098
Other assets	830	897

Total assets	$92,158	$102,152

Liabilities
Current Liabilities:
Trade accounts payable	$10,220	$7,468
Deferred revenues	31,249	34,572
Accrued payroll, benefits and related taxes	4,973	5,060
Other accrued liabilities	3,280	2,900
Income taxes payable	299	471
Current portion of deferred facilities rent and other	1,029	994

Total current liabilities	51,050	51,465
Asset retirement obligations	3,759	3,598
Deferred income taxes	372	296
Deferred facilities rent and other	6,890	6,926
Noncurrent tax liabilities	1,153	2,116

Total liabilities	63,224	64,401

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,175,225 and 13,479,409 issued and outstanding, respectively	1	1
Additional paid-in capital	5,725	5,534
Accumulated comprehensive loss	(395)	(217)
Retained earnings	23,603	32,433

Total stockholders’ equity	28,934	37,751

Total liabilities and stockholders’ equity	$92,158	$102,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenues	$33,041	$33,458	$96,958	$99,492
Cost of revenues	15,642	15,913	45,834	46,522

Gross profit	17,399	17,545	51,124	52,970
Operating expenses:
Course development	2,165	1,872	6,356	5,691
Sales and marketing	9,707	7,811	25,577	23,536
General and administrative	7,652	6,901	22,009	21,420

	19,524	16,584	53,942	50,647

Income (loss) from operations	(2,125)	961	(2,818)	2,323
Other income (expense):
Interest income, net	55	60	178	167
Foreign exchange gains (losses)	255	(28)	(7)	(129)
Other, net	(1)	(6)	(7)	(26)

	309	26	164	12

Income (loss) before provision for income taxes	(1,816)	987	(2,654)	2,335
Provision for income taxes	4,962	342	4,408	723

Net income (loss)	$(6,778)	$645	$(7,062)	$1,612

Earnings (loss) per share:
Income (loss) per common share - basic	$(0.50)	$0.05	$(0.52)	$0.12

Income (loss) per common share - diluted	$(0.50)	$0.05	$(0.52)	$0.12

Weighted average shares outstanding:
Weighted average shares - basic	13,388	13,479	13,464	13,546

Weighted average shares - diluted	13,388	13,479	13,464	13,563

Comprehensive income (loss):
Net income (loss)	$(6,778)	$645	$(7,062)	$1,612
Temporary recovery (impairment) of available for sale securities	4	(2)	6	(7)
Foreign currency translation adjustments	(443)	127	(184)	440

Comprehensive income (loss)	$(7,217)	$770	$(7,240)	$2,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	June 29, 2012	July 1, 2011
Cash flows - operating activities
Net (Loss) Income	$(7,062)	$1,612
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,222	3,486
Share based compensation	191	436
Deferred income taxes	5,267	167
Provision for doubtful accounts	49	55
Accretion on asset retirement obligations	151	142
Gain on settlement of asset retirement obligation	0	(103)
Losses on disposal of equipment and leasehold improvements	7	13
Unrealized foreign exchange (gains) losses	(13)	45
Changes in operating assets and liabilities:
Trade accounts receivable	2,890	456
Asset retirement obligations	0	279
Prepaid marketing expenses	20	144
Prepaid expenses and other assets	(149)	287
Income tax receivable / payable	(1,866)	(1,112)
Trade accounts payable	2,823	290
Deferred revenues	(3,367)	(1,324)
Deferred facilities rent and other	(2)	145
Other accrued liabilities	429	610

Net cash provided by operating activities	2,590	5,628

Cash flows - investing activities:
Purchases of available for sale securities	(24,669)	(26,590)
Sales of available for sale securities	18,311	26,344
Purchases of equipment, property and leasehold improvements	(2,819)	(4,965)
Proceeds from sale of equipment, property and leasehold improvements	0	7

Net cash used in investing activities	(9,177)	(5,204)

Cash flows - financing activities:
Payments to repurchase common stock	(1,678)	(428)
Dividends paid	(33)	(39)
Shares surrendered in lieu of tax withholding	(57)	0

Net cash used in financing activities	(1,768)	(467)

Effects of exchange rate changes on cash and cash equivalents	(207)	690

Net (decrease) increase in cash and cash equivalents	(8,562)	647
Cash and cash equivalents at beginning of period	40,293	34,449

Cash and cash equivalents at end of period	$31,731	$35,096

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the third quarter of the current fiscal year ended on June 29, 2012, while the third quarter of our prior fiscal year ended on July 1, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of June 29, 2012, and our results of operations for the three months and nine months ended June 29, 2012 and July 1, 2011, and our cash flows for the nine months ended June 29, 2012 and July 1, 2011.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense of less than $0.1 million and $0.2 million related to grants of employee stock options and restricted stock units was included in operating expenses during the three months and nine months ended June 29, 2012, and was charged in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.2 million and $0.4 million for grants of employee stock options, restricted stock and restricted stock units for the three months and nine months ended July 1, 2011.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Nine months ended June 29, 2012	Year ended September 30, 2011
ARO balance, beginning of period	$3,598	$3,291
Accretion expense	151	191
Liabilities incurred	0	279
Gain on settlement of ARO liability	0	(103)
Foreign currency translation	10	(60)

ARO balance, end of period	$3,759	$3,598

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 138,000 restricted stock units and stock options were excluded from the computations of diluted earnings (loss) per share for the three and nine months ended June 29, 2012, because their effect would have been anti-dilutive. Approximately 262,000 stock options and restricted stock units were excluded from the computations of diluted earnings (loss) per share for the three months ended July 1, 2011 and approximately 246,000 stock options and restricted stock units for the nine months ended July 1, 2011, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Numerator:
Net income (loss)	$(6,778)	$645	$(7,062)	$1,612

Denominator:
Weighted average shares outstanding
Basic	13,388	13,479	13,464	13,546
Effect of dilutive securities	0	0	0	17

Diluted	13,388	13,479	13,464	13,563

Income (loss) per common share - basic	$(0.50)	$0.05	$(0.52)	$0.12

Income (loss) per common share - diluted	$(0.50)	$0.05	$(0.52)	$0.12

NOTE 5—INCOME TAXES

The high tax provision in fiscal year 2012 is primarily due to the establishment during the current period of a valuation allowance against deferred tax assets in the U.S. Specific management judgment is required in determining whether it has become more likely than not that all or some portion of deferred tax assets, such as net operating losses or foreign tax credit carryforwards, will not be realized. When such a judgment is reached, a valuation allowance must be established for the amount of the deferred tax assets that are not expected to be realized. In reaching this conclusion, management assessed a wide range of both positive and negative evidence, including historical financial performance as well as projected future financial performance.

The income tax provision for the first nine months of fiscal year 2012 reflects a (166.1)% effective tax rate.

The income tax provision for the first nine months of fiscal year 2011 reflected a 31.0% effective tax rate.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. We did not have sales to any single customer that amounted to 10% or more of our revenues in the first nine months of fiscal year 2012 and the first nine months of fiscal year 2011.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the first nine months of fiscal year 2012 and 2011 is as follows:

	Three months ended		Nine months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenues:
United States	$18,044	$16,890	$46,611	$46,537
Canada	2,464	2,637	10,590	10,965
United Kingdom	7,185	7,564	22,900	23,789
France	2,993	3,671	9,408	10,162
Sweden	1,828	2,265	5,927	6,668
Japan	527	431	1,522	1,371

Total	$33,041	$33,458	$96,958	$99,492

Gross profit:
United States	$9,705	$8,968	$23,769	$23,895
Canada	1,220	1,377	6,246	6,757
United Kingdom	3,360	3,383	11,372	11,317
France	1,550	2,041	4,837	5,768
Sweden	1,185	1,484	3,851	4,312
Japan	379	292	1,049	921

Total	$17,399	$17,545	$51,124	$52,970

Total assets:
United States	$45,886	$52,563
Canada	4,638	5,795
United Kingdom	25,758	25,822
France	8,157	9,842
Sweden	5,773	6,621
Japan	1,946	1,772

Total	$92,158	$102,415

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

June 29, 2012:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$2,000	$0	$0	$2,000
Corporate Securities	6,475	0	(2)	6,473

	$8,475	$0	$(2)	$8,473

September 30, 2011:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$0	$0	$0	$0
Corporate Securities	2,363	0	(11)	2,352

	$2,363	$0	$(11)	$2,352

The scheduled maturities of available for sale securities were as follows as of June 29, 2012:

Fair Value
Due within a year	$8,473
Due after one year through five years	0
Due after five years through ten years	0
Due after ten years	0

$8,473

During the three months ended June 29, 2012, net sales of available for sale securities were $4.3 million. Net purchases of available for sale securities were $6.4 million for the nine months ended June 29, 2012. Net sales of available for sale securities were $4.3 million for the three months ended July 1, 2011 and net purchases were $0.2 million for the nine months ended July 1, 2011. No realized gains or losses were recognized in either period.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months and nine months ended June 29, 2012 we repurchased 335,700 shares of our common stock at a total cost of approximately $1.7 million. During the three months ended July 1, 2011 we did not repurchase any shares of our common stock. During the nine months ended July 1, 2011 we repurchased 47,058 shares of our common stock at a total cost of approximately $0.4 million.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at June 29, 2012 and September 30, 2011:

June 29, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$2,000	$0	$0
Corporate Securities	6,473	0	0

	$8,473	$0	$0

September 30, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$0	$0	$0
Corporate Securities	2,352	0	0

	$2,352	$0	$0

Level 3 Assets Measured at Fair Value on a Recurring Basis

There are no level 3 assets measured at fair value on a recurring basis as of June 29, 2012 and September 30, 2011.

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

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months and nine months ended June 29, 2012.

NOTE 11—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	June 29, 2012	September 30, 2011
Deferred rent	$830	$555
Sublease loss accruals	199	439

	$1,029	$994

Long Term Portion of Deferred Facilities Rent and Other

	June 29, 2012	September 30, 2011
Deferred rent	$5,471	$5,474
Sublease loss accruals	729	814
Other minimum lease payments	690	638

	$6,890	$6,926

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

NOTE 13—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of June 29, 2012 through the date the financial statements were filed, and have determined that there are no subsequent events that require disclosure.

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

KEY METRICS OF OUR THIRD QUARTER AND NINE MONTHS OF FISCAL YEAR 2012

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations,

For the three months ended June 29, 2012:

•	Revenues decreased 1.2% to $33.0 million from $33.5 million in the same quarter of fiscal year 2011.

•	Gross profit increased to 52.7% of revenues from 52.4% of revenues for the same quarter of fiscal year 2011.

•

Operating expenses increased by $2.9 million, largely due to an increase in marketing spending, compared to the same quarter of our prior fiscal year. Operating expenses for the third quarter of fiscal year 2012 were 59.1% of revenues compared to 49.5% of revenues for the same quarter of fiscal year 2011.

•	Loss from operations was $2.1 million compared to income from operations of $1.0 million in the same quarter of fiscal year 2011.

•	During the third quarter we took a charge of $4.2 million to establish a valuation allowance against the deferred tax assets in the U.S.

•	Net loss of $6.8 million compared to net income of $0.6 million in our third quarter of fiscal year 2011.

For the nine months ended June 29, 2012:

•	Revenues decreased 2.5% to $97.0 million from $99.5 million in the same period of fiscal year 2011.

•	Gross profit declined to 52.7% of revenues from 53.2% of revenues for the same period of fiscal year 2011.

•

Operating expenses increased by $3.3 million compared to the same period of our prior fiscal year. Operating expenses were 55.6% of revenues compared to 50.9% of revenues for the same period of fiscal year 2011.

•	Loss from operations was $2.8 million compared to income from operations of $2.3 million in the same period of fiscal year 2011.

•	Net loss was $7.1 million compared to net income of $1.6 million in our first nine months of fiscal year 2011.

•	The sum of cash and cash equivalents and current available for sale securities decreased $2.4 million to $40.2 million at June 29, 2012 compared with September 30, 2011.

•	Net working capital (current assets minus current liabilities) decreased by $3.0 million to $12.8 million at June 29, 2012 compared with $15.8 million at September 30, 2011.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended		Nine months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.3%	47.6%	47.3%	46.8%

Gross profit	52.7%	52.4%	52.7%	53.2%
Operating expenses:
Course development	6.5%	5.6%	6.5%	5.7%
Sales and marketing	29.4%	23.3%	26.4%	23.7%
General and administrative	23.2%	20.6%	22.7%	21.5%

Total operating expenses	59.1%	49.5%	55.6%	50.9%

Income (loss) from operations	-6.4%	2.9%	-2.9%	2.3%
Other income (expense), net	0.9%	0.1%	0.2%	0.0%

Income (loss) before taxes	-5.5%	3.0%	-2.7%	2.3%
Income tax provision	15.0%	1.1%	4.6%	0.7%

Net income (loss)	-20.5%	1.9%	-7.3%	1.6%

THREE AND NINE MONTHS ENDED JUNE 29, 2012 COMPARED WITH THE THREE AND NINE MONTHS ENDED JULY 1, 2011

Revenues. Our revenues of $33.0 million in our third quarter of fiscal year 2012 were 1.2% lower than revenues of $33.5 million in the same quarter of fiscal year 2011. The decrease in revenues primarily resulted from a 2.2% reduction in average revenue per participant that was partially offset by a 0.9% increase in the number of course participants. The decrease in average revenue per participant compared to the same quarter of our prior year was the cumulative result of several smaller factors including: a 2.8% adverse effect of changes in foreign exchange rates, an experimental program of promotional pricing for new customers in one of our operating units, a favorable shift in mix between higher priced courses at our education centers and courses delivered onsite at client locations and shorter duration for courses delivered at client sites.

During our third quarter of fiscal year 2012, we trained 20,062 course participants, a 0.9% increase from the 19,879 course participants we trained in the third quarter of fiscal year 2011.

During our third quarter of fiscal year 2012, we provided 68,465 attendee-days of training, compared to 68,143 attendee-days in the same quarter in fiscal year 2011. In our IT courses during our third quarter of fiscal year 2012, we provided 40,201 attendee-days of training, a 6.4% increase from the 37,779 attendee-days in the corresponding period in fiscal year 2011. In our management courses during our third quarter of fiscal year 2012, we provided 28,264 attendee-days of training, a 6.9% decrease from the 30,364 attendee-days in the corresponding period in fiscal year 2011.

Our revenues of $97.0 million during the first nine months of fiscal year 2012 were 2.5% lower than revenues of $99.5 million in the same period of fiscal year 2011. The decrease in revenues primarily resulted from a 4.2% reduction in average revenue per participant that was partially offset by a 1.5% increase in the number of course participants. The decrease in average revenue per participant compared to the same period of our prior year was the cumulative result of several smaller factors including: a 1.4% adverse effect of changes in foreign exchange rates; an experimental program of promotional pricing for new customers in one of our operating units; shorter duration for courses delivered at client sites and a reduction in average price across most product lines.

During the first nine months of fiscal year 2012, we trained 57,699 course participants, a 1.5% increase from the 56,853 course participants we trained in the first nine months of fiscal year 2011.

During the first nine months of fiscal year 2012, we provided 198,899 attendee-days of training, compared to 199,472 attendee-days in the same period in fiscal year 2011. In our IT courses during our first nine months of fiscal year 2012, we provided 116,200 attendee-days of training, a 1.0% increase from the 115,068 attendee-days in the corresponding period in fiscal year 2011. In our management courses during our first nine months of fiscal year 2012, we provided 82,699 attendee-days of training, a 2.0% decrease from the 84,404 attendee-days in the corresponding period in fiscal year 2011.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our third quarter of fiscal year 2012, we presented 1,671 events, a 4.4% increase from 1,601 events during the same period in fiscal year 2011. Our cost of revenues for our third quarter of fiscal year 2012 was $15.6 million, or 47.3% of revenues, compared to $15.9 million, or 47.6% of revenues, in the same period in fiscal year 2011. Accordingly, our gross profit percentage for the third quarter of fiscal year 2012 was 52.7% compared to 52.4% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2012 primarily reflects a reduction of 2.2% in revenue per participant while cost per participant decreased 2.6%. Changes in foreign exchange rates do not materially affect our gross profit percentage, since exchange rate changes affect our cost of revenues by approximately the same percentage as they affect our revenues.

During the first nine months of fiscal year 2012, we presented 4,845 events, a 5.3% increase from 4,599 events during the same period in fiscal year 2011. Our cost of revenues for the first nine months of fiscal year 2012 was $45.8 million, or 47.3% of revenues, compared to $46.5 million, or 46.8% of revenues, in the same period in fiscal year 2011. Accordingly, our gross profit percentage for the first nine months of fiscal year 2012 was 52.7% compared to 53.2% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues during the first nine months of fiscal year 2012 primarily reflects a reduction of 4.2% in revenue per participant while cost per participant decreased proportionately less at 2.9%.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our third quarter of fiscal year 2012 course development expenses were 6.5% of revenues, compared to 5.6% in the same quarter of fiscal year 2011. Overall spending on course development in our third quarter of fiscal year 2012 was $2.2 million, a 15.7% increase from the $1.9 million spent on course development in our third quarter of fiscal year 2011. The increase in expense reflects an increase in activities associated with new course development and existing course revisions compared to the same quarter of the prior year.

Course development expense during the first nine months of fiscal year 2012 was $6.4 million, an increase of $0.7 million compared to $5.7 million in the same period of fiscal year 2011. The increase in expense reflects an increase in activities associated with new course development and existing course revisions compared to the same quarter of the prior year.

In our third quarter of fiscal year 2012, we introduced six new IT course titles and three new management course titles and retired three management course titles and five IT course titles. At the end of our third quarter of fiscal year 2012, our library of instructor-led courses numbered 216 titles compared with 219 titles at the end of the same quarter of fiscal year 2011. At the end of our third quarter of this fiscal year, we had 133 IT titles in our course library, compared with 138 titles at the end of the same quarter of fiscal year 2011. Our library of management titles numbered 83 at the end of our third quarter of fiscal year 2012, compared to 81 at the end of the same quarter of fiscal year 2011.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expense in our third quarter of fiscal year 2012 was 29.4% of revenues, compared to 23.3% in the same quarter of fiscal year 2011. Sales and marketing expense was $9.7 million in our third quarter of fiscal year 2012, compared to $7.8 million during our third quarter of fiscal year 2011. The net increase of $1.9 million resulted from increases in direct marketing and sales force expenditures.

Sales and marketing expense during the first nine months of fiscal year 2012 was $25.6 million, an increase of $2.1 million compared to $23.5 million in the same period of fiscal year 2011. The net increase was due primarily to increases in direct marketing and sales force expenditures of $2.6 million offset by a decrease in severance expense of $0.3 million and professional service fees of $0.2 million.

General and Administrative Expenses. General and administrative expense in our third quarter of fiscal year 2012 was 23.2% of revenues, compared with 20.6% for the same quarter in fiscal year 2011. General and administrative expense during our third quarter of fiscal year 2012 was $7.7 million, an increase of $0.8 million compared to $6.9 million in our third quarter of fiscal year 2011. The net increase was due primarily to an increase in severance expense of $1.0 million offset by decreases in legal fees of $0.2 million.

General and administrative expense during the first nine months of fiscal year 2012 was $22.0 million, an increase of $0.6 million compared to $21.4 million in the same period of fiscal year 2011. The net increase was due primarily to net increases in severance expense of $1.4 million, reductions in incentive compensation of $0.3 million, reductions in stock compensation expense of $0.2 million and reductions of $0.3 million across all other expenses.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our third quarter of fiscal year 2012, other income increased $0.3 million primarily due to unrealized gains in our U.S. Dollar denominated accounts in our foreign subsidiaries.

During our first nine months of fiscal year 2012 other income, net totaled $0.2 million compared to less than $0.1 million in the first nine months of fiscal year 2011. This difference was primarily due to a decrease in unrealized losses in our U.S. Dollar denominated accounts in our foreign subsidiaries.

Income Taxes. Our income tax provision in our third quarter of fiscal year 2012 was an expense of $5.0 million compared to a provision of $0.3 million in our third quarter of fiscal year 2011.

The high income tax provision in fiscal year 2012 is primarily due to the establishment during the current period of a valuation allowance against deferred tax assets in the U.S. Specific management judgment is required in determining whether it has become more likely than not that all or some portion of deferred tax assets, such as net operating losses or foreign tax credit carryforwards, will not be realized. When such a judgment is reached, a valuation allowance must be established for the amount of the deferred tax assets that are not expected to be realized. In reaching this conclusion, management assessed a wide range of both positive and negative evidence, including historical financial performance as well as projected future financial performance.

The income tax provision for the first nine months of fiscal year 2012 reflects a (166.1)% effective tax rate. Our effective tax rate for the fiscal year 2012 full year is estimated at (65.1)% taking into consideration all permanent differences.

The income tax provision for the first nine months of fiscal year 2011 reflected a 31.0% effective tax rate.

Net (Loss) Income. Our net loss for our third quarter of fiscal year 2012 was $6.8 million compared to net income of $0.6 million for our third quarter of fiscal year 2011.

Our net loss for the first nine months of fiscal year 2012 was $7.1 million compared to net income of $1.6 million for our first nine months of fiscal year 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 29, 2012 include cash and cash equivalents on hand of $31.7 million. During the first nine months of fiscal year 2012, our total cash and cash equivalents decreased by $8.6 million, primarily as a result of net purchases of available for sale securities of $6.4 million, repurchases of common stock of $1.7 million and capital expenditures of $2.8 million; offset by cash provided by operations of $2.6 million.

At June 29, 2012 our net working capital (current assets minus current liabilities) was $12.8 million, a $3.0 million decrease from our working capital balance at September 30, 2011. Current assets decreased $3.4 million due primarily to a decrease in accounts receivable of $3.1 million and a decrease of $2.4 million in cash and available for sale securities, offset by an increase of $2.2 million in prepaid expenses and other assets. Current liabilities remained constant from September 30, 2011.

Cash Flows. Our cash and cash equivalents decreased $8.6 million to $31.7 million at June 29, 2012 from $40.3 million at September 30, 2011 (table in thousands).

	Nine months ended
	June 29, 2012	July 1, 2011	Net Change
Cash provided by operating activities	$2,590	$5,628	$(3,038)
Cash used in investing activities	(9,177)	(5,204)	(3,973)
Cash used in financing activities	(1,768)	(467)	(1,301)
Effects of exchange rate changes on cash and cash equivalents	(207)	690	(897)

Net (decrease) increase in cash and cash equivalents	$(8,562)	$647	$(9,209)

Cash provided by operating activities decreased $3.0 million in the first nine months of fiscal year 2012 primarily due to net losses, decreases in deferred revenues and increases in prepaid expenses and other assets, offset by decreases in accounts receivable and increases in accounts payable and other liabilities. Cash used in investing activities increased by $4.0 million in the first nine months of fiscal year 2012, due primarily to an increase in net purchases of available for sale securities of $6.1 million offset by a decrease in the purchases of equipment and other capital assets of $2.1 million. Cash used in financing activities increased $1.3 million due to repurchases of our common stock.

Repurchase of our Common Stock. On May 8, 2012, we announced that our Board of Directors amended the Company’s share repurchase program to authorize an additional $4,500,000 for the repurchase of the Company’s common stock, par value $0.0001 per share (“Common Stock”). The increase of $4,500,000 equated to approximately 5.9% of the Company’s issued and outstanding shares of Common Stock based upon the $5.60 closing price of the Common Stock on May 7, 2012. Following the amendment to the program, there was $4,571,585 available for share repurchase under the program. Under the share repurchase program, the Company may acquire shares of its common stock in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, but has no commitment to do so.

During the three months and nine months ended June 29, 2012 we repurchased 335,700 shares of our common stock at a total cost of approximately $1.7 million.

Liquidity. We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, available for sale securities and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the nine months ended June 29, 2012, we made capital expenditures of $2.8 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $4.7 million in equipment and other capital assets during the remainder of fiscal year 2012. This includes approximately $3.9 million to upgrade the computer equipment used in our classrooms. Our contractual obligations as of June 29, 2012 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2011 10-K.

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

FUTURE OUTLOOK

As we stated in our second quarter Form 10-Q, we began taking initial steps intended to identify and test opportunities to produce revenue growth.

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

We have already begun to increase our expenditures on direct marketing in order to increase the penetration of the thousands of corporate and government clients we already serve, and to gain business from new clients through a combination of direct mail and electronic marketing. We also intend to invest in systems, personnel and training to increase the productivity of our sales force.

In focusing on our course development process, we intend to develop those courses most in demand by our customers rather than to develop a fixed number of courses per quarter or per year.

Due to the lead times in our business, we would only expect to begin to see positive impacts on revenue growth after several more quarters.

We believe that we have enjoyed the benefits of long-term customer loyalty as a direct result of the extraordinarily high levels of customer satisfaction with every aspect of our service: from the interactions with our sales and customer service staff before a course, to the training itself, to our post-course follow-up. We intend to further enhance the quality of our customer services by investing in new hands-on equipment for use by our course participants and by making further improvements to our course development, maintenance and support processes.

Because we expect that any revenue growth from these changes may take time to appear, we anticipate that these investments will result in operating losses for the Company for several quarters.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of July 23, 2012 remain constant for the remainder of our fourth quarter we would expect changes in foreign exchange rates to reduce revenues by about 2.4% in our fourth quarter of fiscal year 2012 compared to our same quarter of fiscal year 2011.

Fourth Quarter Revenues. We currently expect revenues for our fourth quarter of fiscal year 2012 of between $30.5 million and $32.0 million, compared to revenues of $34.3 million in our fourth quarter of fiscal year 2011.

Fourth Quarter Gross Profit. We expect a gross profit percentage in our fourth quarter of fiscal year 2012 of between 48.0% and 49.5% compared to 55.9% in our fourth quarter of fiscal year 2011.

Fourth Quarter Operating Expenses. We expect overall operating expenses for our fourth quarter of fiscal year 2012 to be between $20.0 million and $20.5 million, compared to $16.2 million in the same quarter a year earlier.

Fourth Quarter Loss from Operations. As a result of the above factors, we expect to incur a fourth quarter operating loss of between $4.2 million and $5.9 million compared with operating income of $2.9 million in our fourth quarter of fiscal year 2011.

Fourth Quarter Interest Income. We expect fourth quarter interest income to be less than $0.1 million.

Fourth Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our fourth quarter of fiscal year 2012 of between $4.1 million and $5.8 million, compared with pre-tax income of $3.0 million in our fourth quarter of fiscal year 2011.

Effective Tax Rate. The Company has determined that due to the establishment of a valuation allowance against deferred tax assets in the U.S., it will no longer be providing guidance on the next quarter’s effective tax rate. This is due to the potential volatility of the effective tax rate as a result of the establishment of a valuation allowance.

Capital Expenditures. We plan to purchase an additional $4.7 million in equipment and other capital assets during the remainder of fiscal year 2012. This includes approximately $3.9 million to upgrade the computer equipment used in our classrooms.

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

As of June 29, 2012, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2011 10-K. Please refer to that section of our 2011 10-K for disclosure regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below shows the repurchases by us of our common stock during the fiscal quarter ended June 29, 2012:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of shares purchased as part of our share repurchase program (1)(3)	Approximate dollar value of shares that may yet be purchased under our share repurchase program (4)
March 31, 2012 - April 30, 2012	0	$—	0	$71,585

May 1, 2012 - May 31, 2012	249,500	$5.17	249,500	$3,281,630

June 1, 2012 - June 29, 2012	86,200	$4.51	86,200	$2,893,282

Total	335,700	$5.00	335,700	$2,893,282

(1)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(2)	This category includes 335,700 shares repurchased pursuant to our share repurchase program, an amendment to which was announced on May 8, 2012. All of these shares were repurchased other than through a publicly announced plan or program, in open-market transactions, pursuant to an authorization from our board of directors.
(3)	This balance represents the number of shares that were repurchased through our share repurchase program.
(4)	Our Company’s stock repurchase program authorizes the purchase and retention of up to $35 million of our common stock, par value $0.0001 per share. The share repurchase program has no expiration date and currently is in effect. No determination has been made to terminate the plan or to cease making purchases. We held no shares in treasury as of June 29, 2012.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007.	Incorporated by reference from Registrants’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006.	Incorporated by reference from Registrants’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

4.1	Form of Common Stock Certificate.	Incorporated by reference from Registrants’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1*	Employment Agreement, dated January 26, 2012, between Registrant and Max Shevitz.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012.

10.2*	Employment Agreement, dated February 1, 2012, between Registrant and David C. Collins.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012.

31.1	Section 302 Certification of Chief Executive Officer.	Filed herewith.

31.2	Section 302 Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 906 Certification of Chief Executive Officer.	Filed herewith.

32.2	Section 906 Certification of Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2012	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ David C. Collins, Ph.D.
David C. Collins, Ph.D.
Chief Executive Officer

	By:	/s/ Jamie G. Donelan
Jamie G. Donelan
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007.	Incorporated by reference from Registrants’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006.	Incorporated by reference from Registrants’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

4.1	Form of Common Stock Certificate.	Incorporated by reference from Registrants’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1*	Employment Agreement, dated January 26, 2012, between Registrant and Max Shevitz.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012.

10.2*	Employment Agreement, dated February 1, 2012, between Registrant and David C. Collins.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012.

31.1	Section 302 Certification of Chief Executive Officer.	Filed herewith.

31.2	Section 302 Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 906 Certification of Chief Executive Officer.	Filed herewith.

32.2	Section 906 Certification of Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.