Form 10-K
period 2012-09-28
LEARNING TREE INTERNATIONAL INC
filed 2012-12-18
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-27248

LEARNING TREE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1831 Michael Faraday Dr. Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

(703) 709-9119

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of March 31, 2012 was $35,507,291. (Excludes 7,573,251 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates)

The number of shares of common stock, $.0001 par value, outstanding as of December 10, 2012, was 13,217,484.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

Learning Tree International, Inc. is a leading worldwide vendor-independent provider to business and government organizations for the training and education of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality training to over 2.2 million IT professionals and managers. In fiscal year 2012, while presenting courses in 48 countries, we trained 76,830 course participants from more than 8,400 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

As of September 28, 2012, we offer a broad proprietary library of intensive instructor-led courses from one to five days in length, which at September 28, 2012 comprised 209 different course titles representing 4,590 hours of training, including 133 IT course titles and 76 management course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and generate approximately half of our revenues internationally. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites.

Business Strategy

Our long-term objective is to sustain and grow our position as a leading worldwide provider of training and education to IT professionals and managers and to become the provider of choice for large national and multinational companies, small and medium-size companies and government organizations. To that end, we focus on providing our customers’ employees with the knowledge and skills they need to contribute to their employers’ key business objectives and developing and maintaining long-term relationships with our customers and course participants.

Commitment to Quality Training. For the past 38 years, we have set the highest standards of excellence in educating and training IT professionals and managers throughout the world. We believe these standards have driven our long-term success. Our course participants have consistently rated Learning Tree instructors and courses at the top end of the scale. These ratings reflect our ongoing commitment to quality and innovations in instructional delivery, including our patented MagnaLearn™ instructional enhancement system and Reality-Plus™ management training methodology, as well as, the latest up-to-date hands-on course equipment, ongoing revision and updating of our course materials, and the ongoing training and coaching of our already superb instructors. Our AnyWare e-Learning platform extends the full range of Learning Tree features and standards to our online participants, so that they enjoy the same results as our in-class participants.

High Quality Instructor Team. At September 28, 2012, we had 627 course instructors located around the world. Learning Tree instructors are practicing professionals with expert subject knowledge. Our average instructor has nearly 27 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 10 course events per year on an “as-needed” basis. During the rest of the year, they work for other organizations either as full-time employees or as independent technical or management consultants. This “on-demand” structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to our customers’ needs for IT and management skills training. Our course participants particularly benefit because Learning Tree instructors generally spend the majority of their time working in industry settings, and therefore provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments. Our instructors also provide us with unique access to a large pool of industry experts on IT and management trends throughout the world that is especially valuable in our decisions and development process for new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a highly systemized process in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal as evidenced by our annual instructor retention rate, which is approximately 94%.

Broad Proprietary Course Library. We offer a broad, proprietary course library, which at September 28, 2012 totaled 209 instructor-led one- to five-day course titles comprising a total of 4,590 hours of classroom instruction covering a wide range of IT and management topics. Based on their sophistication and quality, Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium (ISC)2. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute (PMI).

The following table itemizes the number of Learning Tree course titles by curriculum at September 28, 2012:

Curriculum	Number of Course Titles	Total Hours of Training
Project Management	17	360
Business Analysis	13	228
SQL Server	16	366
Visual Studio and .NET Development	13	300
Communication and Time Management	13	216
Windows Systems and Exchange	14	324
Web Development and XML	13	270
Networking, Cisco Networks and PC Support	12	312
ITIL Certification	14	306
Software Engineering	10	216
SharePoint	9	198
Management and Leadership	9	180
Java, C++ and Perl Programming	10	240
RDBMS, and Oracle Databases	7	180
Security	11	288
UNIX and Linux	7	162
Microsoft Office	5	96
Cloud Computing	5	90
FAC/PPM	7	162
Apple Macintosh Systems and Support	1	24
Mobile App Development	3	72

Total	209	4,590

As a leading vendor-independent provider of IT training, our objective is to provide our customers with job-focused, hands-on learning experiences that best meet their needs for the development of their professional IT staff and managers. We design our courses to provide participants an unbiased perspective of both the strengths and limitations of software and hardware products and an understanding of how to compare and integrate multiple platforms and technologies from various vendors. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive; most involve “hands-on” training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises and participating in group workshops and class interactions. As a result, they return to their jobs with the confidence to immediately apply the new skills and knowledge they have gained. Participants receive extensive printed course materials that facilitate learning and serve as a post-course reference tool.

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

As of September 28, 2012, we offered 133 titles in our IT curriculum, representing 64% of our entire course library. This compares to 137 titles or 62% of our entire course library, at the end of fiscal year 2011. As of September 28, 2012, we offered 76 titles in our management curriculum, representing 36% of our course library, compared to 83 titles, or 38% of our entire course library, at the end of fiscal year 2011. To assist participants in their long-term professional development, we offer 20 Learning Tree Professional Certification programs, in which participants earn their Learning Tree-issued certification by successfully completing four Learning Tree courses in a particular field, and demonstrating mastery by passing the examination for each course. Each Professional Certification Program is designed to teach all of the skills necessary to master a specific job function.

Over our 38-year history, we have developed and implemented a well-defined, systematic approach for rapidly developing, customizing and updating courses in the Learning Tree library and for translating our course content into multiple languages. We organize courses into curricula that reflect general topics or disciplines. We continuously update and expand our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of our customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2012, we introduced 31 new course titles and retired 42 titles. We may or may not introduce more titles than we retire in any period, and there can be no assurance that we will develop courses that keep pace with the introduction of new hardware, software and networking technologies or the need for key business skills training. We expect course development costs to vary in the future, primarily depending on the number of new titles we introduce in any period, as well as the overall size of the total course library we must maintain.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world, and by making approximately three-quarters of our course titles available online through Learning Tree AnyWare™. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses on demand at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 627 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver any Learning Tree course to any location in the world.

In fiscal year 2012, we presented 6,438 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 48 countries. We currently operate wholly-owned subsidiaries in the United States (since 1974), France (since 1977), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. As in most years, in fiscal year 2012, our international operations produced approximately half of our revenues. See Note 9 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. See Item 1A, “Risk Factors” for a description of the risks associated with our international operations.

On an on-going basis, we evaluate the advisability of expansion or contraction of our operations both within cities and countries with existing Learning Tree Education Centers and in new cities or countries.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, small and medium-sized companies and government organizations throughout the world, and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Our customers operate in a wide range of sectors, including finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Every one of our 100 largest clients five years ago in fiscal year 2007 was still one of our clients five years later in fiscal year 2012. In fiscal year 2012, we provided training to 76,830 course participants, and over 170 of our corporate and government customers purchased more than $100,000 of Learning Tree training. No one commercial customer or government agency accounted for 10% or more of our revenues in fiscal years 2012, 2011 or 2010.

In fiscal year 2012, we continued our efforts to develop relationships with many of our large customers. These relationships take various forms, but generally involve a discount to our list price in exchange for becoming a preferred supplier, which enables us to provide training services to a greater number of individual employees with lower sales and administrative costs.

Backlog. Our sales backlog at September 28, 2012 was $30.1 million. This compares to a sales backlog of $32.3 million at September 30, 2011. We reasonably expect the entire backlog to be executed within fiscal year 2013.

Multi-Tiered Sales and Marketing Organization. We have a multi-tiered sales and marketing organization that integrates direct mail, electronic marketing, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers.

As we have since our inception, we maintain a strong brand image for providing high-quality training for IT professionals and managers through the prominent use of our trademarks in our marketing and course materials. We market our courses primarily through direct mail and electronic mail to our proprietary database of approximately 3 million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and we also use direct mail to reach other IT professionals and managers on rented mailing lists. We send targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. In addition, we use rented e-mail address lists to augment our own database. We also market our products and services over the Internet on our website (www.learningtree.com). (Information contained on our website is not part of this Annual Report on Form 10-K.)

At September 28, 2012, we have a telemarketing sales team that consisted of 107 telemarketers and related support staff. Our telemarketers call customer leads generated from direct mailings, e-mail marketing, website inquiries and other sales and marketing programs. In addition, our sales team follows up on customer inquiries, and works to identify key personnel at customers with the potential to become major customers. We use advanced business intelligence techniques to identify regions of our database that are profitable to mail, email and/or call, and those that are not.

At September 28, 2012, we employed a field sales team of 64 direct field sales representatives and related support staff. Our direct sales force primarily focuses on selling training that is delivered on-site for our customers at their locations.

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

Learning Tree Training Passports permit an individual Passport holder to attend up to a specified number of courses, generally three or four, during a one- to two-year period. During fiscal year 2012, we re-introduced an unlimited Passport that allows an individual to attend as many courses as they want by June 30, 2013. List prices for Passports are significantly discounted from the list price of the equivalent number of individual courses. The Learning Tree Training Voucher program allows corporate customers to buy blocks of three or more Vouchers at a fixed discounted price, for future courses to be taken by any person in the customer organization over a six- to twelve-month period.

Markets and Competition

Instructor-Led Training. The IT and management training markets include outside third-party providers, as well as in-house training conducted by organizations for their own employees. Third-party providers of IT training include “vendor-dependent providers”, who deliver courses developed by the vendors of software and hardware technologies and who depend heavily on those vendors to introduce, maintain and market their courses. The IT training market also includes “vendor-independent providers”, such as Learning Tree, who independently develop, market and deliver proprietary courses. In addition, third-party providers of management training include non-profit associations, as well as “for-profit providers”, who provide training largely as a professional development service, and both for-profit and not-for-profit “academic providers”, who offer courses that lead to accredited undergraduate or graduate degrees.

We are a for-profit vendor-independent provider of IT training and management education. Some competitors offer course titles and programs similar to ours at lower prices. In addition, some competitors have greater financial or other resources than we do.

Our main IT training competitors are vendor-dependent and include the IT hardware and software vendors themselves. Many hardware and software vendors supply training, sometimes bundled in the prices of their products. Other vendor-dependent providers are authorized or certified companies that deliver these vendors’ proprietary courses. Vendor-dependent providers may have, or claim, greater knowledge of upcoming developments in their products, and their certifications are widely recognized. We differentiate ourselves from vendor-dependent providers by maintaining a vendor-independent posture and providing cross-platform training solutions. Our courses focus on improving job skills, rather than the vendor-dependent focus on vendor product features. By being vendor-independent, we can address both the strengths and the weaknesses of a product and teach IT professionals how to integrate one product with those of other vendors in a multi-vendor configuration. We leverage the expertise of Learning Tree instructors and authors to ensure that we offer levels of expertise that match or exceed those of vendor-dependent providers.

Our principal management education competitors include for-profit and not-for-profit post-secondary educational providers, as well as not-for-profit management associations and training companies who focus—as do we—on providing continuing professional development programs to government and commercial organizations and the employees of those organizations. We believe we differentiate ourselves from these competitors by adopting and implementing a more practical, results-oriented, approach to management education than is typical in this market, as well as through our focus on performance-based learning, our patented MagnaLearn™ Instructional Enhancement Technology, and our RealityPlus™ simulation-centric educational methodology.

We believe that many competitive third-party training providers—whether in IT or management—are smaller organizations that often provide training as one of several services or product lines. We differentiate ourselves from these providers based on our experience over close to four decades, the breadth and quality of our proprietary course library, our worldwide delivery capability, and the size, quality and experience of our instructor force.

Internal training departments generally provide companies with the most control over the method and content of training, enabling them to tailor programs to their specific needs. However, we believe that internal trainers find it difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand for training, and therefore most organizations must supplement their internal training resources with externally supplied training. This is particularly critical when dealing with new or emerging technologies. Additionally, internal training departments may not operate consistently on a worldwide basis, where we offer consistent IT and management courses, processes and quality around the globe.

Our customers are widely diversified across industries and geographies, with varying fiscal years including many whose fiscal years coincide with the United States government’s September 30 budget year, many who are on the calendar year, and many whose fiscal years coincide with the UK and Canadian governments’ March 31 budget year. We also see seasonal variations in our business as a result of other factors, including summer vacations, especially in Europe. For a discussion of the seasonal effects on our business, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

E-Learning and Blended Learning. IT and management training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Independent industry reports state that, consistent with the prior ten years, for 2011, instructor-led classroom delivery continued to be the most widely used method for delivery of corporate training, with approximately 70% of all training being delivered in the classroom of which 60% was delivered by live instructors. We believe this is because instructor-led training provides the greatest focus and ability for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem-solving with their instructor and fellow participants, and the opportunity to get expert advice on the application of the course material to their own projects. Furthermore, instructor-led classroom training insulates course participants from workplace interruptions and accelerates their learning of new technologies. However, the use of technology-based IT training formats, such as Internet-based e-learning, has gained some acceptance in the IT and management training and education market, largely gaining market share at the expense of other self-study formats including video and printed materials.

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

Employees

Our executive officers have extensive experience in the training and education industry with an average of over 23 years of experience with us and over 29 years of relevant industry experience.

On September 28, 2012, we had a total of 433 full-time equivalent employees, 166 of whom were employed outside the United States. We also utilized the services of 627 expert instructors to teach our courses on an “as-needed” basis. We consider our relations with our employees and our instructors to be good.

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

Recent Developments

Acquisition Proposals.

On September 19, 2012, we announced that our Board of Directors received a non-binding proposal from David C. Collins, our Chairman of the Board and Chief Executive Officer, and his wife, Mary C. Collins, to acquire all of our outstanding shares that they do not already own for a $5.25 per-share price in cash. In response to the proposal from Dr. Collins, our Board of Directors established a Special Committee of the Board comprised of all of our independent directors to consider, among other things, the proposal and strategic alternatives. In addition to the proposal from the Collins’, the Special Committee has received additional indications of interest regarding an acquisition of the Company since the announcement of the Collins’ proposal. The Special Committee has retained independent financial advisors and legal counsel.

On October 29, 2012, Mill Road Capital, L.P. filed a Schedule 13D with the SEC to disclose its non-binding proposal to acquire all of our outstanding shares for $5.80 per share. On November 13, 2012, and November 19, 2012, Mill Road Capital amended its Schedule 13D to indicate that they have entered into a voting agreement with Lane Five Partners LP, Lane Five Capital Management LP, and Pleiades Investment Partners-LA, L.P., each a shareholder of the Company, to, among other things, support any proposed acquisition of control of the Company by Mill Road Capital or an affiliate thereof.

In light of Collins’ proposal and the additional indications of interest, the Special Committee is evaluating all strategic alternatives available to the Company.

Euston House Lease.

On November 14, 2012, we, together with our United Kingdom subsidiary, Learning Tree International Limited, and Laxton Properties Limited (the “Landlord”) surrendered our lease dated March 19, 1999 for Learning Tree International Limited’s Education Center facility in London (“Euston House”), which had been due to run through January, 2019. Learning Tree International Limited had been subleasing certain floors of the Euston House location to third-party subtenants. In conjunction with the surrender, the subleases reverted to the Landlord and Learning Tree International Limited entered into four new leases with the Landlord for just the space we needed to run our operations in London. We are party to each of the four new leases as guarantor for our subsidiary’s obligations. The four leases each became effective as of November 14, 2012 and cover the total rentable area of Euston House’s (1) ground and basement floors; (2) first floor; (3) second floor; and (4) part of the sixth floor. The first three leases run through November 13, 2022 and the fourth lease for part of the sixth floor runs through August 23, 2014. The aggregate annual minimum rent of the leases is £1.4 million ($2.3 million USD), compared to the original gross minimum rent of £2.85 million offset by £1.5 million in sublease rents for a net of £1.35 million under the prior lease. In connection with the early surrender of the original lease, we paid the landlord a £2.0 million surrender payment and the £5.0 million deposit that was being held in escrow as security against our default on the rental payments was released to Learning Tree International Limited by the Landlord. Under the terms of the new leases deposits totaling £1.7 million have been placed with the Landlord as security against our default on the rental payments under the leases.

Available Information

We make available free of charge on our website (www.learningtree.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished with the Securities Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. (Information contained on our website is not part of this Annual Report on Form 10-K.) Our Annual Report on Form 10-K may also be obtained free of charge by written request to the Chief Financial Officer, Learning Tree International, Inc., 1831 Michael Faraday Dr., Reston, VA 20190. Members of the public may read and copy any document that Learning Tree files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that issuers, including Learning Tree, file electronically with the SEC.

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

Future Sales of Our Common Stock. Sales of our common stock by our founders, officers, directors and employees could adversely and unpredictably affect the price of shares of our common stock. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 13,217,484 shares outstanding as of December 10, 2012, as of that date, we are authorized to issue up to 135,824 shares of common stock upon the exercise of outstanding options and vesting of restricted stock units, and an additional 696,870 shares of common stock remained available for issuance of equity awards under our 2007 Equity Incentive Plan. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.

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

Use of Accounting Estimates. The preparation of our financial statements in conformity with Generally Accepted Accounting Principles requires us to make estimates and assumptions in calculating our financial results. As one example, we currently offer our customers a multiple-course sales discount referred to as a Training Passport, which allows an individual passport holder to attend up to a specified number of Learning Tree courses over a one- to two-year period for a fixed price. For a Training Passport, the amount of revenue we recognize for each attendance in one of our courses is based upon the selling price of the Training Passport, the list price of the course taken, the average list price of all courses taken, and our estimate of the average number of courses a Passport holder will actually attend. After expiration of a Training Passport, we record the difference, if any, between the revenue previously recognized and the Training Passport selling price. For example, if a Passport holder attends more courses than we had estimated, we would make a negative adjustment to revenues at the expiration of that Passport. We base our estimate of the average number of course events that a Training Passport holder will attend on historical trends. However, these historical trends may not accurately predict the actual number of course events that a Training Passport holder will attend in the future. If average Training Passport attendance rates were to increase, for example, we would have to make negative adjustments to our revenue, which could be significant. For a summary of some of our key accounting estimates, please see our “Critical Accounting Estimates and Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may not be able to fully utilize our deferred tax assets and changes in our tax rates or exposure to additional tax liabilities could adversely affect our financial position. During the third quarter of 2012 and maintained in the fourth quarter of 2012, the Company established a valuation allowance against deferred tax assets in the United States and France due to current year and projected future pre-tax book losses. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part, primarily with respect to projected taxable income. The estimate of future taxable income can never be predicted with certainty. It is derived from budgets and strategic business plans but is dependent on numerous factors, some of which are beyond our control. Substantial variance of actual results from estimated future taxable profits, or changes in our estimate of future taxable profits, could lead to changes in deferred tax assets being realizable, and would require a corresponding adjustment to the valuation allowance. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. As a result, we may not be able to use the full amount of our deferred tax assets and may be exposed to elevated tax rates or additional tax liabilities, which could adversely affect our financial position.

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

Limited Liquidity

We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs.

While we believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future, any adverse impact on our operating results could impact our cash flows from operations. This would likely have a material adverse impact on our stock price.

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

As of December 10, 2012, our executive officers and directors collectively beneficially own approximately 58% of our outstanding shares of common stock. As of that date, Dr. Collins, our Chairman of the Board of Directors and Chief Executive Officer, beneficially owned approximately 31.5% of our outstanding shares of common stock. Eric Garen, our Vice Chairman of the Board of Directors, beneficially owned approximately 24.8% of our outstanding shares of common stock as of December 10, 2012. Consequently, senior personnel, and Mr. Garen and Dr. Collins in particular, have significant influence over, and may control, our policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

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

The Company is in receipt of non-binding proposals or indications of interest to acquire all of our outstanding stock. No decisions have been made by the Special Committee of the Board with respect to any of these matters and there can be no assurance that any offer will be accepted, that any definitive agreement will be executed or that any transaction will be completed. Our determination not to proceed with or the withdrawal of either of these proposals to acquire our common stock could have an adverse effect on the market price of our common stock.

On September 19, 2012, we announced that our Board of Directors received a non-binding proposal from Dr. David C. Collins, our Chairman of the Board and Chief Executive Officer, and his wife, Mary C. Collins, to acquire all of our outstanding shares that they do not already own for a $5.25 per-share price in cash. In response to the proposal from Dr. Collins, our Board of Directors established a Special Committee of the Board comprised of independent directors to consider, among other things, the proposal and strategic alternatives. In addition to the proposal from the Collins’, the Special Committee has received additional indications of interest regarding an acquisition of the Company since the announcement of the Collins’ proposal. The Special Committee has retained independent financial advisors and legal counsel.

On October 29, 2012, Mill Road Capital, L.P. filed a Schedule 13D with the SEC to disclose its non-binding proposal to acquire all of our outstanding shares for $5.80 per share. On November 13, 2012, Mill Road Capital amended its Schedule 13D to indicate that they have entered into a voting agreement with Lane Five Partners LP, Land Five Capital Management LP, and Pleiades Investment Partners-LA, L.P., each a shareholder of the Company, to, among other things, support any proposed acquisition of control of the Company by Mill Road Capital or an affiliate thereof.

We caution our shareholders and others considering trading in our securities that as of December 18, 2012, no decisions have been made by the Board or the Special Committee with respect to these proposals and there can be no assurance that any agreement will be executed or that one of these proposals, or any other transaction, will be approved or consummated. On the last trading day prior to receiving Dr. Collins’ proposal, the closing trading price of our common stock was $4.25 per share. After the announcement of the Mill Road Capital proposal, the trading price of our common stock increased and traded closer to the $5.80 per share proposal price of Mill Road Capital. However, the trading price of our common stock has been subject to significant volatility since the announcements of these proposals and the stock price could fall below its current trading range if the offers are rejected or withdrawn. In addition, costs associated with the evaluation of the proposals and any related processes may be considerable regardless of whether any definitive agreement is entered into or any transaction is consummated.

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

United States government action or inaction with respect to the fiscal cliff occurring at the end of calendar year 2012 could adversely impact our operations and financial results. The combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012 in the United States (commonly referred to as the “fiscal cliff”) could adversely impact demand for our services by limiting the funding available to many of our customers, particularly those in the government sector. Various entities of the United States government and United States government contractors, on a combined basis, account for more than fifteen percent of our business. We anticipate that implementation of the automatic spending cuts, or major legislative reductions to the federal budget, would reduce, delay or cancel funding used by our government and government contractor customers to purchase our services, which would have a material adverse impact on our operations and financial results.

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

Our headquarters are located at 1831 Michael Faraday Dr., Reston, VA 20190.

We own a 38,500 square foot office facility in Reston, VA, which is occupied by the executive offices as well as the sales, administrative and operations groups of our United States subsidiary. We lease all of our other offices and education center classroom facilities. The leases expire at various dates over the next 10 years. We also present our courses at rented hotel and conference facilities and customer sites. We typically provide all of the software, hardware and networking systems required for use in our courses.

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

The following table contains certain information regarding Learning Tree Education Centers and offices at September 28, 2012:

Location (Metropolitan Area)	Function(s)	Number of Classrooms	Total Area in Square Feet
Chicago, IL	Education Center	5	11,017
Los Angeles, CA	Education Center & Office	5	22,697	(d)
New York, NY	Education Center	19	41,724
Washington, DC area	Education Centers (3 sites)	35	84,501
Reston, VA	Offices (3 sites)	—	45,959	(a)
Powell, OH	Office	—	400
Paris, France	Education Center & Office	19	36,813
London, England	Education Center	34	54,977	(b)
Leatherhead, England	Office	—	23,056	(c)
Ottawa, Canada	Education Center & Office	6	20,006
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	9	21,151
Tokyo, Japan	Education Center & Office	2	3,195	(e)

		144	382,703

(a)	Includes a 38,500 square foot office facility which we own; all other facilities are leased.
(b)	On November 14, 2012, we terminated the prior lease for this property and entered into four new leases. See Item 1. “Business – Recent Developments” for details on the four new leases.
(c)	Excludes 3,000 square feet that we sublease to a single subtenant. The Sublease ends in March 2016 but the subtenant has opted for early termination in March 2013.
(d)	In September 2012, the company announced its intention to close effective December 2012; the Office facility located in Los Angeles, CA and is attempting to sublease the property through the end of the lease.
(e)	In August 2012, we executed a lease for a new 2,683 square foot office and classroom facility and moved from our old 3,195 square foot office and classroom facility in October 2012.

Item 3.	LEGAL PROCEEDINGS.

We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 4.	MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our Common Stock on the NASDAQ Stock Market:

Fiscal Year 2011
First Quarter	$11.20	$9.38
Second Quarter	10.07	8.14
Third Quarter	10.19	7.69
Fourth Quarter	10.57	7.10

Fiscal Year 2012
First Quarter	$8.66	$5.55
Second Quarter	7.00	4.76
Third Quarter	6.00	4.00
Fourth Quarter	5.81	4.10

On December 10, 2012, the number of holders of our Common Stock was 878, consisting of 61 record holders and 817 stockholders whose stock is held by a bank, broker or other nominee.

Dividends

On August 9, 2010, our Board of Directors declared a special dividend of $2.20 per share (approximately $29.9 million) which was paid on September 10, 2010, to stockholders of record as of August 20, 2010. In conjunction with the special dividend, a Dividend Participation Agreement was provided to holders of unvested stock options and restricted stock units outstanding as of August 18, 2010. Pursuant to the Dividend Participation Agreement, the holders of restricted stock units received dividends of $40,000 in fiscal year 2012 upon vesting of the restricted stock units. We anticipate paying $24,000 in dividends in FY 2013 which will be the last dividend payment pursuant to the Dividend Participation Agreement. We have no plans to pay any other cash dividends in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on our financial condition and other factors that our Board of Directors may in the future consider to be relevant.

Sales of Unregistered Securities

During fiscal years 2012 and 2011, we did not make any unregistered sales of our securities.

Purchases of Equity Securities

On May 8, 2012, we announced that our Board of Directors amended the Company’s share repurchase program to authorize an additional $4,500,000 for the repurchase of the Company’s common stock, par value $0.0001 per share. The increase of $4,500,000 equated to approximately 5.9% of the Company’s issued and outstanding shares of Common Stock based upon the $5.60 closing price of the Common Stock on May 7, 2012. Following the amendment to the program, there was $4,571,585 available for share repurchase under the program. Under the share repurchase program, the Company may acquire shares of its common stock in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations, but has no commitment to do so.

During the third quarter of fiscal year 2012 we repurchased 335,700 shares of our common stock at a total cost of approximately $1.7 million. We may choose to make additional purchases of our Common Stock in the future, but have no commitment to do so.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	24,058	$17.97	751,555
Equity compensation plan not approved by security holders	0	0.00	0

Total	24,058	$17.97	751,555

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

The following graph compares the cumulative total stockholder return on our Common Stock from September 28, 2007 to September 28, 2012 with the cumulative total return on the NASDAQ Stock Market Composite Index and an appropriate “peer group” index (assuming the investment of $100 in our Common Stock and in each of the indexes on September 28, 2007.)

	Fiscal Year Ended
	September 28, 2007	October 3, 2008	October 2, 2009	October 1, 2010	September 30, 2011	September 28, 2012
Learning Tree International, Inc.
Common Stock	$100	$59	$64	$69	$51	$35
NASDAQ Stock Exchange
Composite Index	$100	$73	$77	$90	$93	$121
Peer Group Index (1)	$100	$91	$114	$83	$62	$42
Peer Group + Learning Tree International, Inc	$100	$90	$113	$82	$61	$42

Data and graph prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2012, Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

(1)	Peer Group index includes: Apollo Group, Inc.; Corinthian Colleges Inc.; DeVry, Inc.; and, ITT Education Services, Inc. The returns of each issuer within the Peer Group Index have been weighted according to such issuer’s respective stock market capitalization at the beginning of the period presented.

Item 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for the fiscal years ended October 1, 2010, September 30, 2011 and September 28, 2012, and the balance sheet data as of September 30, 2011and September 28, 2012, are derived from our consolidated financial statements, which are included elsewhere herein. The statement of operations data set forth below for the fiscal years ended October 3, 2008 and October 2, 2009, and the balance sheet data as of October 3, 2008, October 2, 2009 and October 1, 2010, are derived from our audited financial statements that are not included in this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2010 ended on October 1, 2010, fiscal year 2011 ended on September 30, 2011 and fiscal year 2012 ended on September 28, 2012. Fiscal year 2008 consisted of 53 weeks, and fiscal years 2009, 2010, 2011 and 2012 each consisted of 52 weeks.

	Fiscal Year Ended
	(dollars in thousands, except per share data)
	October 3,	October 2,	October 1,	September 30,	September 28,
	2008	2009	2010	2011	2012
SELECTED STATEMENT OF OPERATIONS DATA:
Revenues	$181,278	$132,559	$127,470	$133,782	$129,047
Cost of revenues	76,807	59,243	59,198	61,641	62,820

Gross profit	104,471	73,316	68,272	72,141	66,227

Operating expenses:
Course development	9,656	7,442	7,304	7,493	8,754
Sales and marketing	43,596	31,962	30,461	30,836	35,054
General and administrative	33,532	31,929	25,310	28,565	29,367

Total operating expenses	86,784	71,333	63,075	66,894	73,175

Income (loss) from operations	17,687	1,983	5,197	5,247	(6,948)
Other income (expense), net	4,001	1,048	557	105	(73)

Income (loss) before provision for income taxes	21,688	3,031	5,754	5,352	(7,021)
Provision for income taxes	7,888	1,828	1,366	2,110	4,890

Net income (loss)	$13,800	$1,203	$4,388	$3,242	$(11,911)

Income (loss) per common share—basic	$0.84	$0.08	$0.32	$0.24	$(0.89)

Income (loss) per common share—diluted	$0.83	$0.08	$0.32	$0.24	$(0.89)

Cash dividends declared per common share	$0	$0	$2.20	$0	$0

Weighted average shares outstanding—basic	16,516	15,181	13,722	13,496	13,392

Weighted average shares outstanding—diluted	16,580	15,181	13,739	13,514	13,392

In fiscal year 2008, we incurred expense of $1.0 million on a since discontinued effort to sell our business as well as $0.9 million for certain tax and financial services consulting. In fiscal year 2009, we incurred expense of $4.2 million for the settlement of a claim, $1.3 million for the restructuring of our business and $0.7 million for the since discontinued effort to sell our business. In fiscal year 2010, we incurred $1.3 million for an expected vacancy due to the exercise of an option to terminate by one of our London education center subtenants. In fiscal year 2012, we incurred expense of $1.3 million for restructuring and reductions in force and recorded a $6.4 million valuation allowance against our deferred tax assets.

	As of
	(dollars in thousands)
	October 3,	October 2,	October 1,	September 30,	September 28,
	2008	2009	2010	2011	2012
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$51,853	$44,313	$34,449	$40,293	$25,784
Available for sale securities	$18,909	$29,497	$4,997	$2,352	$6,131
Income tax receivable	$2,475	$265	$230	$219	$1,623
Total current assets	$101,294	$96,743	$64,765	$67,238	$57,298
Available for sale securities, long-term	$23,440	$0	$0	$0	$0
Total assets	$172,424	$136,820	$100,173	$102,152	$89,046
Deferred revenues	$47,712	$38,103	$35,745	$34,572	$31,899
Total current liabilities	$70,065	$60,430	$52,229	$51,465	$52,163
Total long-term liabilities	$15,961	$13,528	$13,172	$12,936	$12,377
Total stockholders’ equity	$86,398	$62,862	$34,772	$37,751	$24,506

In fiscal years 2009, 2010, 2011 and 2012 we repurchased shares of our stock for approximately $25.2 million, $4.8 million $0.4 million and $1.7 million, respectively. In fiscal year 2010 we declared a special dividend of $2.20 per share which we paid (approximately $29.9 million) on September 10, 2010, to stockholders of record as of August 20, 2010.

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

OVERVIEW

Nature of the Business. Learning Tree International is a leading worldwide vendor-independent provider of training and education to business and government organizations for their IT professionals and managers. Since our founding in 1974, we have provided high-quality training to over 2.2 million IT professionals and managers. In fiscal year 2012, while presenting courses in 48 countries, we trained 76,830 course participants from more than 8,400 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

As of September 28, 2012, we offered a broad proprietary library of intensive instructor-led courses from one to five days in length, consisting of 209 different course titles representing 4,590 hours of training, including 133 IT course titles and 76 management course titles. Learning Tree courses provide both breadth and depth of education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and generate approximately half of our revenues internationally. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. Our proprietary live online learning platform, Learning Tree AnyWare™, allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses are translated into French, Swedish and Japanese. Our proprietary course development process also allows us to customize our courses to specific customer requirements for delivery at their sites.

We design our own vendor-independent IT courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. All Learning Tree courses are highly interactive, and incorporate extensive hands-on exercises or case study workshops. Our IT courses are designed around highly practical hands-on exercises that provide participants with extensive in-class experience mastering the tools and techniques they can apply immediately upon returning to their jobs. Similarly, many of our management courses utilize RealityPlus™, our innovative proprietary learning methodology that provides an environment in which course participants learn entirely by doing through extensive multi-media simulations. Throughout RealityPlus™ courses, participants gain extensive experience applying new management skills in life-like, challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, RealityPlus™ course participants can achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplaces.

We had 627 instructors as of September 28, 2012, who are practicing professionals with expert subject knowledge, and who average nearly 27 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 10 course events per year on an “as-needed” basis. When they are not teaching, Learning Tree instructors use and hone their IT and management skills either as full-time employees for other companies or as independent consultants.

We have structured our business so that over half of our course delivery costs are variable and depend primarily upon the number of course events conducted. We schedule our course events throughout the year based on our assessment of demand. Since Learning Tree instructors typically work full-time or as consultants for other business and industry employers, or in the case of management instructors as industry consultants and facilitators, they teach our course events as needed and thus, our instructor-related costs are largely variable. However, expenses associated with our own education centers and course equipment are largely fixed.

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

As we have for the past 38 years, we continue to emphasize excellence in educating and training IT professionals and managers from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that our proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. Every one of our 100 largest clients five years ago in fiscal year 2007 was still one of our clients five years later in fiscal year 2012. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2010 ended on October 1, 2010, fiscal year 2011 ended on September 30, 2011 and fiscal year 2012 ended on September 28, 2012. Our fiscal years 2010, 2011 and 2012 each consisted of 52 weeks.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues	46.4	46.1	48.7

Gross profit	53.6	53.9	51.3
Operating expenses:
Course development	5.7	5.6	6.8
Sales and marketing	23.9	23.1	27.2
General and administrative	19.9	21.3	22.7

Total operating expenses	49.5	50.0	56.7

Income loss) from operations	4.1	3.9	(5.4)
Other income, net	0.4	0.1	—

Income (loss) before provision for income taxes	4.5	4.0	(5.4)
Provision for income taxes	1.1	1.6	3.8

Net income (loss)	3.4%	2.4%	(9.2)%

FISCAL YEAR 2012 COMPARED WITH FISCAL YEAR 2011

In fiscal year 2012, our revenues decreased to $129.0 million from $133.8 million in fiscal year 2011. Income (loss) from operations was $(6.9) million in fiscal year 2012 compared to $5.2 million in 2011. Net (loss) for fiscal year 2012 was $(11.9) million compared to net income of $3.2 million in fiscal year 2011.

Revenues.

Our fiscal year 2012 revenues decreased by 3.5% compared to fiscal year 2011. The decrease in revenues primarily resulted from a 4.1% reduction in average revenue per participant that was slightly offset by a 0.5% increase in the number of course participants. The decrease in revenues was situated in our international operations. Revenues in the United States of $64.9 million in fiscal 2012 remained flat for the year, compared to $64.7 million in fiscal year 2011. For US operations, average revenue per participant dropped 1.0% while the number of participants increased 1.5% year over year. Revenues from our international operations decreased 7.1% to $64.2 million in fiscal year 2012 from $69.1 million in fiscal year 2011. For international operations, average revenue per participant decreased 7.2% and the number of participants decreased 0.4%. The decrease in year over year average revenue per participant was the cumulative result of several factors including: a 2.5% adverse effect of changes in foreign exchange rates, an experimental program of promotional pricing for new customers in one of our international operating units, shorter duration for courses delivered, and a reduction in average price across most product lines.

During fiscal year 2012, we provided 265,731 attendee-days of training worldwide, a decrease of 0.8% from 267,770 attendee-days in fiscal year 2011. In our IT courses during fiscal year 2012, we provided 154,921 attendee-days of IT training worldwide, a 0.9% decrease from 156,357 attendee-days in fiscal year 2011. In our management courses in fiscal year 2012, we provided 110,810 attendee-days of training worldwide, a 0.5% decrease from 111,413 attendee-days in fiscal year 2011.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials and equipment, freight, classroom facilities and refreshments. During fiscal year 2012, we presented 6,438 events, 4.2% more than the 6,178 events during fiscal year 2011. Our cost of revenues for fiscal year 2012 increased to $62.8 million from $61.6 million in fiscal year 2011. Our cost of revenues as a percentage of our revenues increased to 48.7% for fiscal year 2012 from 46.1% in fiscal year 2011.

Changes in exchange rates do not materially affect our gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

The increase in cost of revenues as a percentage of revenues in fiscal year 2012 was due to the combined effects of a 7.5% reduction in revenue per event, the 4.2% increase in events presented year over year and a 2.2% reduction in the average cost per event. The reduction in revenue per event resulted from a 4.1% reduction in revenue per attendee and a 3.5% reduction in the number of attendees per event. Gross profit in the United States declined 5.3% to $32.4 million in fiscal 2012 from $34.2 million in fiscal year 2011. Gross profit from our international operations declined 10.8% to $33.8 million in fiscal year 2012 from $37.9 million in fiscal year 2011, primarily due to the decrease in our revenues from our international locations this year compared to fiscal year 2011, as discussed earlier.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. All costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During fiscal year 2012, course development expenses were 6.8% of revenues compared to 5.6% during fiscal year 2011. In fiscal year 2012, we increased our overall spending on course development by 16.8% to $8.8 million compared with $7.5 million in fiscal year 2011. This $1.3 million increase includes $0.2 million in severance costs associated with the planned closure of the Los Angeles administrative office. The remaining $1.1 million reflected an increase in activities associated with new course development and existing course revisions compared to the prior year.

We introduced 21 new IT course titles in fiscal year 2012 compared with 14 in fiscal year 2011. During fiscal year 2012 we introduced 10 new management courses compared with 10 in fiscal year 2011.

At the end of fiscal year 2012, the Learning Tree library of instructor-led courses numbered 209 titles, comprising 4,590 hours of training, compared with 220 titles at the end of fiscal year 2011. The decrease in the number of titles in fiscal year 2012 reflected the net effect of introducing 31 new titles and retiring 42 titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At September 28, 2012, we had 133 IT titles in our course library, compared with 137 at the end of fiscal year 2011. Our library of management titles numbered 76 as of September 28, 2012, compared with 83 management titles at the end of fiscal year 2011.

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

Our sales and marketing expenses were 27.2% of revenues in fiscal 2012 compared to 23.1% of revenues in fiscal year 2011. Sales and marketing expenses increased to $35.1 million in fiscal year 2012 from $30.8 million in fiscal year 2011. The overall increase of $4.3 million was due to increases of: $2.8 million for increased direct mail and advertising expenses, $1.4 million for personnel and benefits partially offset by a $0.2 million decrease in severance costs, and $0.2 million for costs associated with the planned closure of the Los Angeles administrative offices. On a year over year basis, changes in foreign exchange rates caused our overall sales and marketing expenses to decrease by about 1.4%.

During the last half of fiscal year 2012, direct mail and advertising expenses increased as we implemented various testing programs using increased quantities of marketing pieces as well as different types of marketing pieces, all aimed at increasing response rate. During fiscal year 2012, we increased the size of our world-wide sales force by 8.0%. As we did not realize the anticipated increase in revenues during fiscal year 2012, we decided to reduce the size of the sales force back to the levels utilized at the end of fiscal year 2011. This was accomplished by implementing a reduction in force of the world-wide sales force.

General and Administrative Expenses. Our general and administrative expenses were 22.8% of revenues in fiscal 2012 compared to 21.4% of revenues in fiscal year 2011. General and administrative expenses increased to $29.4 million in fiscal year 2012 from $28.6 million in fiscal year 2011. The overall increase of $0.8 million was due to increases of: $0.6 million for severance expense, $0.3 million for costs associated with the planned closure of the Los Angeles administrative offices, and $0.2 million for depreciation and amortization. These increases in general and administrative expenses were partially offset by a $0.3 million reduction in professional service costs.

Other Income (Expense), Net. Other income (expense), net in fiscal year 2012 decreased by $0.2 million over the prior fiscal year, to expense of $0.1 million in 2012 from income of $0.1 million in 2011. This change was due to a $0.2 million increase in foreign exchange losses.

Income Taxes. In fiscal year 2012, our income tax provision was $4.9 million compared to $2.1 million in fiscal year 2011. Our effective rate for fiscal year 2012 was (70)% compared to 39% in fiscal year 2011. The change in the effective rate for fiscal year 2012 was primarily attributable to the valuation allowance the Company recorded against its deferred tax assets as a result of experiencing a net loss for 2012. During the third quarter of 2012 and maintained in the fourth quarter of 2012, the Company established a valuation allowance against deferred tax assets in the United States and France due to current year and projected future pre-tax book losses. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income.

We did not provide for United States federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of September 28, 2012, because we currently intend to reinvest such earnings indefinitely. The undistributed earnings were approximately $21.5 million as of September 28, 2012. Because of the availability of United States foreign tax credits, it is not practicable to determine the United States federal income tax liability that would be payable if such earnings were not reinvested.

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

The decrease in cost of revenues as a percentage of revenues in fiscal year 2011 was due to a 0.4% decrease in average cost per event, that resulted from small reductions across a broad variety of expense categories. Gross profit in the United States was $34.3 million in fiscal year 2011 and was $34.2 million in fiscal year 2010. Gross profit from our international operations increased 11.3% from $34.1 million in fiscal year 2010 to $37.9 million in fiscal year 2011, primarily due to the increase in our revenues from our international locations this year compared to fiscal year 2010, as discussed earlier.

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

We introduced 14 new IT course titles in fiscal year 2011 compared with 12 in fiscal year 2010. During fiscal year 2011 we introduced 10 new management courses compared with 11 in fiscal year 2010.

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

At September 30, 2011, we had 137 IT titles in our course library, the same as at the end of fiscal year 2010. Our library of management titles numbered 83 as of September 30, 2011, compared with 77 management titles at the end of fiscal year 2010.

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

GEOGRAPHIC DATA

Learning Tree Education Centers are located in six countries and we have historically derived roughly half of our revenues from outside the United States. The United States operations recorded revenues of $64.9 million in fiscal year 2012 compared to revenues of $64.7 million in fiscal year 2011. Revenues from our European operations were $48.7 million in fiscal year 2012 compared to $53.1 million in fiscal year 2011. Canadian operations recorded revenues of $13.3 million in fiscal year 2012 compared to revenues of $14.0 million in fiscal year 2011 and our Asian operations recorded revenues of $2.2 million in fiscal year 2012 compared to $2.0 million in fiscal year 2011. See Note 9 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

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

Fluctuations in quarter-to-quarter results also occur as a result of differences in the timing of our spending on the marketing and development of our courses and for seasonal factors. Our quarterly revenues and income fluctuate due to the seasonal spending patterns of our customers, which are affected by factors including: (i) cyclic or one-time budgetary considerations; (ii) factors specific to their business or industry; (iii) weather, holiday and vacation considerations: and (iv) other considerations.

See Note 15 of “Notes to Consolidated Financial Statements” for our unaudited quarterly financial data for the eight fiscal quarters ended September 28, 2012. Our operating results for any quarter are not necessarily indicative of the results for any future period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 28, 2012 included cash and cash equivalents on hand of $25.8 million. During fiscal year 2012, the total of our cash and cash equivalents decreased by $14.5 million primarily as a result of cash used in operations of $1.2 million, net purchases of available for sale securities of $4.0 million, $7.4 million used for capital expenditures and $1.7 million used for repurchases of our common stock.

Cash Flows. Our cash and cash equivalents decreased by $14.5 million to $25.8 million at September 28, 2012 from $40.3 million at September 30, 2011.

	Fiscal Year Ended			Net Change
	October 1, 2010	September 30, 2011	September 28, 2012	2011 vs. 2010	2012 vs. 2011
Cash provided by (used in) operating activities	$0.8	$9.9	$(1.2)	$9.1	$(11.1)
Cash provided by (used in) investing activities	23.6	(3.1)	(11.4)	(26.7)	(8.3)
Cash used in financing activities	(34.3)	(0.5)	(1.8)	33.8	(1.3)
Effects of exchange rates on cash and cash equivalents	0.0	(0.5)	(0.1)	(0.5)	0.4

(Decrease) Increase in cash and cash equivalents	$(9.9)	$5.8	$(14.5)	$15.7	$(20.3)

Cash used in operating activities totaled $1.2 million in fiscal year 2012 as compared to cash provided by operating activities of $9.9 million in fiscal year 2011. Cash used in investing activities increased $8.3 million during fiscal year 2012 compared to fiscal year 2011 due to net purchases of available for sale securities and higher purchases of equipment and other capital assets. Cash used in financing activities was $1.8 million during fiscal year 2012 compared to $0.5 million in fiscal year 2011. This increase was primarily due to the repurchases of common stock. The effect of exchange rates on cash and cash equivalents during fiscal year 2012 was ($0.1) million compared to ($0.5) million for fiscal year 2011.

In fiscal year 2012, “free cash flow,” which we define as net cash provided by operating activities minus purchases of equipment, property and leasehold improvements was a negative $8.6 million. This compares to $4.2 million of free cash flow in fiscal year 2011. The decline in free cash flow for fiscal year 2012 is primarily due to $1.2 million of cash used in operating activities and an increase in purchases of capital expenditures. We believe that free cash flow is useful for investors to understand our liquidity. Free cash flow is a non-GAAP financial measure and accordingly should be considered only as a supplement to, and not a replacement of, cash provided by operating activities as a measure of our liquidity. The following is a reconciliation of free cash flow to cash provided by operating activities computed in accordance with GAAP:

	Fiscal Year
	October 1, 2010	September 30, 2011	September 28, 2012
Cash provided by (used in) operating activities	$0.8	$9.9	$(1.2)
Less: Purchases of equipment, property and leasehold improvements	(3.0)	(5.7)	(7.4)

Free cash flow	$(2.2)	$4.2	$(8.6)

Liquidity. At September 28, 2012 our working capital (current assets minus current liabilities) was $5.2 million, a $10.6 million decrease from our working capital balance at September 30, 2011. The change in working capital was due to a decrease in cash and cash equivalents of $14.5 million offset by net increases in available for sale securities of $3.8 million.

We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During fiscal year 2012, we made capital expenditures of $7.4 million for the purchase of equipment worldwide, mostly computers and other equipment for use in our courses, as well as $0.4 million of leasehold improvements. The increased capital spending in fiscal year 2012 was to replace classroom course equipment in order to provide our customers with up to date technologies when participating in our courses. We will continue to invest in our infrastructure to accommodate any increased customer demand, to continue improving the quality and effectiveness of our course delivery and to incorporate significant changes in technology. We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 10 years. In addition to requiring monthly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

The following table summarizes our contractual commitments at September 28, 2012:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year (Fiscal 2013)	1-2 years (Fiscal 2014 and 2015)	3-5 years (Fiscal 2016 - 2018)	More than 5 years (Fiscal 2019 - 2024)
Operating leases (i)	$71,868	$12,865	$25,171	$26,912	$6,920
Purchase commitments	157	58	77	22	0
Other lease contractual obligations (ii)	8,222	0	233	353	7,636

Total	$80,247	$12,923	$25,481	$27,287	$14,556

(i)	Amounts exclude future minimum sublease rental proceeds of $9.6 million due in the future under non-cancelable subleases. See Note 4 and Note 17 of “Notes to Consolidated Financial Statements” for further details.
(ii)	Represents estimated cash flows to satisfy contractual obligations to restore leased space to specified conditions at expiry of the leases. Amounts include $0.7 million expected to be recovered from subtenants.

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

Critical Accounting Estimates

Revenue Recognition. We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. During fiscal year 2012, we re-introduced the Unlimited Training Passport which allows an individual Passport holder to attend as many courses as they want, before the expiration date. For a Training Passport, the amount of revenue recognized for each course attendance is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses all Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

For newer Passport products for which historical utilization data is not available, we assume that the estimated average number of courses to be attended is equal to the number of courses available on the Passport. For the recently re-introduced Unlimited Passport, we utilize historical data to estimate the expected number of courses that will be attended. These assumed utilization rates may be revised in future periods after sufficient time has passed to amass additional historical trends.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. The estimated forfeiture rate used for fiscal years 2010, 2011 and 2012 was zero.

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

OUTLOOK

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates as of December 1, 2012 remain constant for the remainder of our first quarter of fiscal year 2013, we would expect to report an unfavorable effect of approximately 0.3% on our revenues during our first quarter of fiscal year 2013 compared to the same quarter of fiscal year 2012. Of course, we would also see a favorable effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

First Quarter Revenues. We currently expect revenues for our first quarter of fiscal year 2013 of between $32.8 million and $33.6 million, compared to revenues of $35.0 million in our first quarter of fiscal year 2012.

First Quarter Gross Profit. We expect a gross profit percentage in our first quarter of fiscal year 2013 of between 49.7% and 50.9% compared to 55.3% in our first quarter of fiscal year 2012.

First Quarter Operating Expenses. We expect overall operating expenses for our first quarter of fiscal year 2013 to be between $18.3 million and $19.1 million, compared to $16.5 million in our first quarter last year.

First Quarter Income (loss) From Operations. As a result of the above factors, we expect to experience a first quarter operating loss of between $1.2 million and $2.8 million compared with $2.8 million of operating income in our first quarter of fiscal year 2012.

First Quarter Other Income (Expense), Net. We expect first quarter other income (expense), net to be income of approximately $0.1 million.

First Quarter Pre-Tax Income (loss). Overall, we expect to report a pre-tax loss for our first quarter of fiscal year 2013 of between $1.1 million and $2.7 million, compared to pre-tax income of $2.9 million in the first quarter of fiscal year 2012.

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

Our consolidated financial statements are prepared in U.S. dollars, while the operations of our foreign subsidiaries are conducted in their respective local currencies. Fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into U.S. dollars at the weighted average exchange rate. Consequently, as the value of the Dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively. A hypothetical appreciation of the Canadian Dollar, Euro, British Pound and Swedish Krona of 10% would result in a $0.8 million decrease to our consolidated fiscal year 2012 results. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to the net income or loss for each of our subsidiaries in the respective period.

Fluctuations in currency exchange rates also can have an impact on the U.S. dollar amount of our stockholders’ equity. The assets and liabilities of our non-United States subsidiaries are translated into U.S. dollars at the exchange rate of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in stockholders’ equity as accumulated other comprehensive income or loss. Due to unfavorable changes in the U.S. dollar relative to the Canadian Dollar, the Euro, the British Pound and the Swedish Krona, the foreign currency translation component of accumulated other comprehensive income increased $0.2 million during fiscal year 2012.

Additionally, we are exposed to the impact of foreign currency gains or losses due to short term intercompany transactions between the United States and its consolidated subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. These balances generated a foreign exchange loss of less than $0.1 million in fiscal year 2012. To perform a sensitivity analysis, we assessed the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. As of September 28, 2012, the result of a uniform 10% change in the values of foreign currency exchange rates against the U.S. dollar for intercompany exposures with all other variables held constant would be immaterial to our statement of operations.

To date, we have not sought to hedge the risks associated with fluctuations in exchange rates. In the future, we may undertake such transactions; however, any hedging techniques we might implement might not be successful in eliminating or reducing the effects of currency fluctuations.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in available for sale securities, restricted interest bearing long-term investments and trade accounts receivable. We have policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies and government agencies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no one commercial customer or government agency accounted for more than 10% of our consolidated revenues on an annual or quarterly basis during fiscal year 2012. We maintain an allowance for doubtful accounts for any potential credit losses related to our trade receivables. We do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and we do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets at September 30, 2011 and September 28, 2012	37

Consolidated Statements of Operations for fiscal years ended October 1, 2010, September 30, 2011 and September 28, 2012	38

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for fiscal years ended October 1, 2010, September 30, 2011 and September 28, 2012	39

Consolidated Statements of Cash Flows for fiscal years ended October 1, 2010, September 30, 2011 and September 28, 2012	40

Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of September 28, 2012 and September 30, 2011 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries at September 28, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Bethesda, Maryland

December 18, 2012

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2011	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$40,293	$25,784
Available for sale securities	2,352	6,131
Trade accounts receivable, less allowances of $205 and $235, respectively	18,220	16,831
Income taxes receivable	219	1,623
Prepaid expenses	3,769	4,318
Deferred income taxes	150	250
Other current assets	2,235	2,361

Total current assets	67,238	57,298

Equipment, Property and Leasehold Improvements:
Education and office equipment	38,006	39,685
Transportation equipment	240	235
Property and leasehold improvements	28,021	28,807

	66,267	68,727
Less: accumulated depreciation and amortization	(48,590)	(48,186)

	17,677	20,541
Restricted interest-bearing investments	9,242	9,531
Deferred income taxes	7,098	742
Other assets	897	934

Total assets	$102,152	$89,046

Liabilities
Current Liabilities:
Trade accounts payable	$7,468	$9,700
Deferred revenues	34,572	31,899
Accrued payroll, benefits and related taxes	5,060	4,950
Other accrued liabilities	2,900	4,211
Income taxes payable	471	344
Current portion of deferred facilities rent and other	994	1,059

Total current liabilities	51,465	52,163
Asset retirement obligations	3,598	3,907
Deferred income taxes	296	437
Deferred facilities rent and other	6,926	6,851
Noncurrent tax liabilities	2,116	1,182

Total liabilities	64,401	64,540

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,479,409 and 13,175,225 shares issued and outstanding, respectively	1	1
Additional paid-in capital	5,534	5,756
Accumulated other comprehensive (loss) income	(217)	10
Retained earnings	32,433	18,739

Total stockholders’ equity	37,751	24,506

Total liabilities and stockholders’ equity	$102,152	$89,046

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Revenues	$127,470	$133,782	$129,047
Cost of revenues	59,198	61,641	62,820

Gross profit	68,272	72,141	66,227

Operating expenses:
Course development	7,304	7,493	8,754
Sales and marketing	30,461	30,836	35,054
General and administrative	25,310	28,565	29,367

	63,075	66,894	73,175

Income (loss) from operations	5,197	5,247	(6,948)

Other income (expense), net:
Interest income, net	649	233	201
Foreign exchange losses	(109)	(79)	(257)
Other	17	(49)	(17)

	557	105	(73)

Income (loss) before provision for income taxes	5,754	5,352	(7,021)
Provision for income taxes	1,366	2,110	4,890

Net income (loss)	$4,388	$3,242	$(11,911)

Income (loss) per common share—basic	$0.32	$0.24	$(0.89)

Income (loss) per common share—diluted	$0.32	$0.24	$(0.89)

Cash dividends declared per common share	$2.20	$0.00	$0.00

Weighted average shares outstanding—basic	13,722	13,496	13,392

Weighted average shares outstanding—diluted	13,739	13,514	13,392

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Common Stock		Additional Paid- In Capital	Accumulated Other	Retained Earnings	Total Stockholders’ Equity
	Shares Outstanding	Amount		Comprehensive Income (Loss)
Balance, October 2, 2009	13,943	$1	$3,875	$(1,085)	$60,071	$62,862
Comprehensive income:
Net income	0	0	0	0	4,388	4,388
Unrealized gain on available-for
sale securities, net of tax	0	0	0	1,407	0	1,407
Foreign currency translation	0	0	0	(142)	0	(142)

Comprehensive income						5,653
Share based compensation	0	0	459	0	0	459
Restricted stock grants not earned	(43)	0	0	0	0	0
Net shares issued for bonuses	4	0	57	0	(21)	36
Stock options exercised	49	0	542	0	0	542
Shares surrendered in lieu of tax withholding	(2)	0	0	0	(23)	(23)
Dividend	0	0	0	0	(29,918)	(29,918)
Stock repurchases	(439)	0	0	0	(4,839)	(4,839)

Balance, October 1, 2010	13,512	1	4,933	180	29,658	34,772
Comprehensive income:
Net income	0	0	0	0	3,242	3,242
Unrealized loss on available-for
sale securities, net of tax	0	0	0	(6)	0	(6)
Foreign currency translation	0	0	0	(391)	0	(391)

Comprehensive income						2,845
Share based compensation	0	0	601	0	0	601
Restricted stock units released	18	0	0	0	0	0
Shares surrendered in lieu of tax withholding	(4)	0	0	0	(39)	(39)
Stock repurchases	(47)	0	0	0	(428)	(428)

Balance, September 30, 2011	13,479	1	5,534	(217)	32,433	37,751
Comprehensive loss
Net loss	0	0	0	0	(11,911)	(11,911)
Unrealized gain on available-for
sale securities, net of tax	0	0	0	7	0	7
Foreign currency translation	0	0	0	220	0	220

Comprehensive loss						(11,684)
Share based compensation	0	0	222	0	0	222
Restricted stock units released	40	0	0	0	0	0
Dividend	0	0	0	0	(40)	(40)
Shares surrendered in lieu of tax withholding	(8)	0	0	0	(65)	(65)
Stock repurchases	(336)	0	0	0	(1,678)	(1,678)

Balance, September 28, 2012	13,175	$1	$5,756	$10	$18,739	$24,506

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Cash flows—operating activities:
Net income (loss)	$4,388	$3,242	$(11,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,736	4,616	4,822
Share based compensation	516	601	222
Deferred income taxes	2,093	876	6,380
Provision for doubtful accounts	80	77	109
Accretion of asset retirement obligations	178	191	201
Loss on disposals of equipment and leasehold improvements	6	39	19
Unrealized foreign exchange (gain) loss	4	(11)	220
Deferred facilities rent and other charges	1,833	225	(81)
Gain on settlement of asset retirement obligation	(332)	(103)	0
Change in operating assets and liabilities:
Trade accounts receivable	(3,277)	(151)	1,356
Prepaid expenses and other assets	351	933	(182)
Income taxes receivable / payable	(2,883)	(862)	(2,529)
Trade accounts payable	(647)	(22)	2,156
Deferred revenues	(2,563)	(874)	(3,194)
Asset retirement obligations	0	279	0
Other accrued liabilities	(4,635)	861	1,253

Net cash provided by (used in) operating activities	848	9,917	(1,159)

Cash flows—investing activities:
Purchases of equipment, property and leasehold improvements	(2,979)	(5,657)	(7,434)
Purchases of available for sale securities	(64,385)	(28,148)	(24,669)
Sales of available for sale securities	90,897	30,654	20,636
Sales of equipment and leasehold improvements	18	14	0

Net cash provided by (used in) investing activities	23,551	(3,137)	(11,467)

Cash flows—financing activities:
Repurchases of common stock	(4,839)	(428)	(1,678)
Shares surrendered in lieu of tax withholding	(23)	(39)	(65)
Payment of cash dividends	(29,918)	0	(40)
Proceeds from exercise of stock options	520	0	0

Net cash used in financing activities	(34,260)	(467)	(1,783)

Effects of exchange rates on cash and cash equivalents	(3)	(469)	(100)

Net increase (decrease) in cash and cash equivalents	(9,864)	5,844	(14,509)
Cash and cash equivalents at the beginning of the fiscal year	44,313	34,449	40,293

Cash and cash equivalents at the end of the fiscal year	$34,449	$40,293	$25,784

Supplemental disclosures:
Income taxes paid	$3,426	$2,479	$1,883

Interest paid	$4	$3	$0

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Nature of the Business

Learning Tree International, Inc. and subsidiaries (“we,” “us,” or “our”) develop, market and deliver a broad proprietary library of instructor-led classroom courses that are designed to meet the professional development needs of information technology (“IT”) professionals and managers worldwide. These courses are delivered primarily at our leased education centers located in the United States, the United Kingdom, Canada, France, Sweden and Japan. Such course events are also conducted in hotel and conference facilities and at customer sites throughout the world. We also offer approximately 75% of our course titles to individuals located worldwide through Learning Tree AnyWare™, our patent-pending live online learning interface that allows individuals at any location to attend a live instructor-led Learning Tree class via the Internet. Our courses provide both breadth and depth of education across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, and leadership and professional development.

We follow a 52- or 53-week fiscal year, with our quarter-end dates on the Friday nearest the end of the calendar quarter and our year-end dates on the Friday nearest the end of September. Accordingly, our fiscal year 2010 ended on October 1, 2010, our fiscal year 2011 ended on September 30, 2011, and our fiscal year 2012 ended on September 28, 2012. Thus, these consolidated financial statements report our consolidated financial position as of September 30, 2011, and September 28, 2012 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the fiscal years ended October 1, 2010, September 30, 2011 and September 28, 2012. Fiscal years 2010, 2011 and 2012 were each 52-week years.

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

We offer our customers a multiple-course sales discount referred to as a “Learning Tree Training Passport.” A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a one or two-year period for a fixed price. During fiscal year 2012, we re-introduced the Unlimited Training Passport which allows an individual Passport holder to attend as many courses as they want, before the expiration date. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

For newer Passport products for which historical utilization data is not available, we assume that the estimated average number of courses to be attended is equal to the number of courses available on the Passport. For the recently re-introduced Unlimited Training Passport, we utilize historical data to estimate the expected number of courses that will be attended. These assumed utilization rates may be revised in future periods after sufficient time has passed to amass additional historical trends.

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

d. Stock-Based Compensation

We estimate the fair value of share-based option awards on the date of grant using an option-pricing model. We estimate the fair value of share-based restricted stock units and restricted stock grants using the closing price of our stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of variables, including our expected stock price volatility, expected term, dividend yield and risk-free interest rates.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. The estimated forfeiture rates used for fiscal years 2010, 2011 and 2012 were zero.

e. Course Development Costs

Course development costs are charged to operations in the period incurred.

f. Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $731, $913 and $1,399 in fiscal years 2010, 2011 and 2012, respectively.

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

As of September 28, 2012, we had a total of available for sale securities of $6,131 stated at fair market value, net of unrealized gains and losses. Those available for sale securities were highly liquid investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration or for duration management. These investments consist primarily of short-term corporate bonds, and United States government agencies securities, both state taxable and tax-exempt issues.

Restricted interest-bearing investments at September 28, 2012 consisted of cash deposits of $8,081 (5,000 British Pounds) and $1,450 which were pledged as collateral to secure our obligations under leases for education center facilities located in the United Kingdom and the United States, respectively. The deposits are in our name and are in interest-bearing accounts with interest accruing to us and paid on an annual basis in the United Kingdom and on a monthly basis in the United States.

In the United Kingdom, our representatives and the landlords’ representatives control the deposit (all are solicitors). They act jointly in the operation of the deposit account. The deposit will be released to us at the earlier of the end of the lease period or when certain financial ratios have been met. (See Note 17. Subsequent Events for an update on amounts on deposit.)

In the United States, the deposit will be returned at the end of the lease term.

h. Prepaid Marketing Expenses

Prepaid marketing expenses primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future. These costs are charged to expense in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2010, 2011 and 2012 were $12,446, $12,724 and $15,627 respectively.

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

Software amortization amounted to $4, $3 and $3 in fiscal years 2010, 2011 and 2012, respectively. Total depreciation and amortization expense amounted to $5,736 and $4,616 in fiscal years 2010 and 2011, respectively. In fiscal year 2012, depreciation and amortization expense was $4,822. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization, and any resulting gain or loss is included in the statements of operations.

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

l. Comprehensive Income (loss)

We report comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Other comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax. At the end of fiscal year 2012, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $10 and unrealized gains on available for sale securities of $0, compared to foreign currency translation adjustments of $(210) and unrealized losses on available for sale securities of $(7) in fiscal year 2011.

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

Lease Termination Activities:

We record liabilities for costs that will be incurred under a contract without economic benefit at estimated fair value. In the United Kingdom we have vacated space in leased facilities subject to operating leases and recorded the estimated liability associated with future rentals at the cease-use date. The fair value of the liability at the cease-use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals and certain subtenant reimbursements that could be reasonably obtained for the property, discounted using a credit-adjusted risk-free rate. The liability is adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, measured using the original historical credit-adjusted risk-free rate. Changes due to the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. During fiscal year 2011, our general and administrative expense included a charge for $0.3 million for an expected period of vacancy in our U.K. education facility.

In September 2012, we announced our intention to close the Los Angeles, CA office facility effective December 2012. Our lease for these facilities runs through April 2016. In addition, the estimated useful life of leasehold improvements has been adjusted for the December 2012 closure date.

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

r. Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

The following table presents the activity for our AROs, which primarily consist of classroom facilities at our education centers:

	Fiscal Year Ended
	September 30, 2011	September 28, 2012
ARO balance, beginning of year	$3,291	$3,598
Liabilities incurred	279	0
Accretion expense	191	204
Gain on settlement of ARO liability	(103)	0
Foreign currency translation	(60)	105

ARO balance, end of year	$3,598	$3,907

3. INCOME TAXES

We file a consolidated United States Federal income tax return which includes all of our domestic operations. Our domestic subsidiaries also file income tax returns based on our operations in certain state and local jurisdictions. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

Income (loss) before provision for income taxes consists of the following:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Domestic	$2,519	$2,847	$(7,208)
Foreign	3,235	2,505	187

Total	$5,754	$5,352	$(7,021)

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Current tax provision (benefit):
U.S. Federal	$(2,228)	$(35)	$(2,141)
State	381	339	227
Foreign	1,119	930	424

	(728)	1,234	(1,490)

Deferred tax provision:
U.S. Federal	2,179	731	5,484
State	(25)	13	439
Foreign	(60)	132	457

	2,094	876	6,380

Provision for income taxes	$1,366	$2,110	$4,890

The following is a reconciliation of the provision for income taxes to the United States Federal statutory tax rate:

	Fiscal Year Ended
	October 1, 2010	Effective Tax rate %	September 30, 2011	Effective Tax rate %	September 28, 2012	Effective Tax rate %
Income taxes at the U.S. statutory rate	$2,014	35%	$1,855	35%	$(2,472)	35%
Tax-exempt interest	(47)	(1)	(2)	0	(1)	0%
Equity compensation	335	6	13	0	194	(3)%
Penalties	1	0	0	0	5	(0)%
Other permanent differences	166	3	485	9	339	(5)%
Effects of foreign taxes and tax credits	(205)	(3)	(193)	(4)	(176)	3%
State income taxes	168	3	148	2	(37)	0%
Uncertain tax positions	(1,066)	(19)	(184)	(3)	628	(9)%
Change in valuation allowance	0	0	0	0	6,355	(90)%
Other	0	0	(12)	0	55	(1)%

Total provision for income taxes	$1,366	24%	$2,110	39%	$4,890	(70)%

Deferred income tax assets and liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2011	September 28, 2012
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$2,182	$2,325
Deferred revenue	0	1,779
Foreign tax credit carryforwards	286	132
State tax operating loss carryforwards	4	0
Accrued vacation	475	500
Equity compensation	436	235
Depreciation and amortization	2,239	1,945
481(a) adjustments	(209)	(582)
Deferred benefits for uncertain tax positions	932	0
Other	55	168
Deferred tax liabilities:
Prepaid expenses	(282)	(372)

Domestic net deferred tax assets	6,118	6,130
Foreign operations:
Deferred tax assets:
Deferred benefits for uncertain positions	90	39
Depreciation and other	1,039	1,101
Deferred tax liabilities:
Deferred revenue	(19)	0
Depreciation and other	(276)	(360)

Foreign net deferred tax assets	834	780

Domestic and foreign deferred tax assets	6,952	6,910
Valuation allowances	0	(6,355)

Net deferred tax assets	$6,952	$555

As of September 28, 2012, we had foreign tax credit carry-forwards of approximately $132, which expire, if unused, in the year 2021.

Significant management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income. During the third quarter of 2012 and maintained in the fourth quarter of 2012, the Company established a valuation allowance against deferred tax assets in the United States and France due to current year and projected future pre-tax book losses. The remaining deferred tax asset of $555 consists of deferred tax assets from the controlled foreign corporations in Sweden, Japan, and the U.K. as well as net operating loss carryback potential in the U.S. and France.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Balance, beginning of year	$3,808	$2,033	$1,159
Increases related to tax positions taken during a prior period	0	0	0
Decreases related to tax positions taken during a prior period	0	0	0
Increases related to tax positions taken during the current period	20	5	0
Decreases related to settlements with taxing authorities	0	(417)	(229)
Decreases related to expiration of the statute of limitations	(1,795)	(462)	(364)

Balance end of year	$2,033	$1,159	$566

For fiscal year 2012, $408 of our released unrecognized tax benefits favorably affected our effective tax rate. As of September 28, 2012, $616 of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. For fiscal year 2012, we recognized an expense of $51 attributable to interest for uncertain tax positions. As of September 28, 2012, we had $539 accrued for interest and $77 accrued for penalties for uncertain tax positions. We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than the normal expiration of the statute of limitations.

We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2006 through 2012.

We have not provided for United States federal income and foreign withholding taxes of international subsidiaries’ undistributed earnings as of September 28, 2012, because such earnings are intended to be reinvested indefinitely. The undistributed earnings were approximately $21.5 million as of September 28, 2012. Because of the availability of United States foreign tax credits, it is not practicable to determine the United States federal income tax liability that would be payable if such earnings were not reinvested.

4. COMMITMENTS AND CONTINGENCIES

a. Commitments

As of September 28, 2012, we have various non-cancelable operating leases for facilities that expire at various dates through 2021 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2013	$12,865	$2,473	$10,392
2014	12,729	2,592	10,137
2015	12,442	1,410	11,032
2016	11,702	1,011	10,691
2017	8,478	1,011	7,467
Thereafter	13,652	1,094	12,558

	$71,868	$9,591	$62,277

Rental expense, not including sublease income, was $12,123, $12,458 and $11,995 for fiscal years 2010, 2011 and 2012, respectively. Sublease rental income for fiscal years 2010, 2011 and 2012 was $2,625, $2,188 and $2,274, respectively.

In fiscal 2012, we began negotiating with our landlord for our education center located in the UK. These negotiations were concluded in the first quarter of fiscal 2013. See Footnote 17. Subsequent Events for a description of the changes.

b. Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations, except as noted below.

As previously disclosed, on April 7, 2010 we paid $4.5 million to settle a contract dispute. The terms of the settlement were consistent with our previously disclosed reserves, $0.2 million accrued in fiscal year 2008 and $4.3 million accrued in fiscal year 2009, and accordingly did not have an effect on our consolidated financial statements in fiscal year 2010.

5. STOCKHOLDERS’ EQUITY

During fiscal year 2010 we purchased 438,853 shares of Common Stock at a cost of $4,839. During fiscal year 2011 we purchased 47,058 shares of Common stock at a cost of $428. During fiscal year 2012 we purchased 336,000 shares of Common Stock at a cost of $1,678. All of our Common Stock repurchases were made in open-market transactions and not pursuant to any publicly traded plans. We may make purchases of common stock in the future, but we have no commitments to do so.

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

A summary of option activity under the 2007 Plan and previous plans during fiscal years 2010, 2011, and 2012 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 2, 2009	392,000	$13.32
Options granted	0	$0.00
Options exercised	(49,000)	$10.97
Options forfeited, expired and unearned	(183,000)	$13.65

Outstanding at October 1, 2010	160,000	$13.66	2.2	$0.00
Options granted	0	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	(5,000)	$14.85

Outstanding at September 30, 2011	155,000	$13.62	1.2	$0.00
Options granted	0	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	(131,000)	$12.83

Outstanding at September 28, 2012	24,000	$17.97	0.2	$0.00
Vested and expected to vest at
September 28, 2012	24,000	$17.97	0.2	$0.00

Exercisable at September 28, 2012	24,000	$17.97	0.2	$0.00

There were no options granted in fiscal years 2010, 2011 and 2012. The total intrinsic value of options exercised during fiscal year 2010 was $102. There were no options exercised in fiscal years 2011 or 2012.

All outstanding options as of September 28, 2012 were vested.

Stock-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $106, $66 and $21 for fiscal years 2010, 2011 and 2012, respectively. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Prior to fiscal year 2010, we reduced to zero the estimated forfeiture rate for executive personnel.

The total income tax benefit (expense) relating to stock options and recognized in the consolidated statement of operations was $187, $212 and $35 for fiscal years 2010, 2011 and 2012, respectively. During fiscal year 2010 we received $497 for the exercise of stock options. No stock options were exercised in fiscal years 2011 and 2012.

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

We did not issue any shares of restricted stock during fiscal years 2010, 2011 and 2012.

The fair value of our restricted stock awards is equal to the market price of our stock on the date of grant. The following table provides a summary of restricted stock activity for fiscal years 2010, 2011and 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at October 2, 2009	13,122	$15.61
Granted	0	$0.00
Vested	(10,711)	$14.47
Cancelled and forfeited	(131)	$20.70

Nonvested at October 1, 2010	2,280	$20.70
Granted	0	$0.00
Vested	(2,280)	$20.70
Cancelled and forfeited	0	$0.00

Nonvested at September 30, 2011	0	$0.00
Granted	0	$0.00
Vested	0	$0.00
Cancelled and forfeited	0	$0.00

Nonvested at September 28, 2012	0	$0.00

For fiscal years 2010, 2011 and 2012 we recognized $29, $4 and $0, respectively, in compensation costs related to restricted stock awards.

Restricted Stock Units

As noted above, our 2007 Plan permits us to grant restricted stock units, which entitle holders to receive shares of common stock upon vesting. During fiscal year 2012, we granted 120,285 restricted stock units to certain employees and outside directors. These stock units are subject to vesting requirements over three years. When originally granted, these restricted stock units were also subject to certain financial performance targets during fiscal year 2012. However, in June 2012, the Board of Directors removed the financial performance targets and the restricted stock units only remain subject to the three year vesting schedule. During fiscal year 2011, we granted 66,847 restricted stock units to certain employees and outside directors. These stock units were earned subject to meeting certain financial performance targets during fiscal year 2011, which were met. As a result, these stock units will vest ratably on December 7, over the next three fiscal years. During fiscal year 2010, we granted 57,135 restricted stock units which vest over three years. A summary of the stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at October 2, 2009	0	$0.00
Granted	57,135	$10.52
Vested	0	$0.00
Forfeited	(1,764)	$10.52

Nonvested at October 1, 2010	55,371	$10.52
Granted	66,847	$10.85
Vested	(18,455)	$10.52
Forfeited	(1,290)	$10.72

Nonvested at September 30, 2011	102,473	$10.73
Granted	120,285	$6.31
Vested	(40,228)	$10.70
Forfeited	(79,581)	$7.77

Nonvested at September 28, 2012	102,949	$7.86

For fiscal years 2010, 2011 and 2012 we recognized $324, $531 and $201, respectively, in compensation costs related to restricted stock units.

7. EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Beginning April 1, 2009 we made contributions at a rate of 50% of the first 2% of employee compensation contributed. Starting October 1, 2010 we made contributions at a rate of 30% of the first 6% of employee compensation contributed. We contributed $158, $165 and $287 to our 401(k) Plan for fiscal years 2010, 2011, and 2012, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2010, 2011 and 2012 our cost for these plans was approximately $531, $640, and $637, respectively.

8. INCOME (LOSS) PER SHARE

Income (loss) per share—basic is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Income (loss) per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants, nonvested restricted stock units and of outstanding options to purchase common stock, using the treasury stock method. For fiscal years 2010, 2011, and 2012, 159,986, 155,475 and 24,058 stock options, respectively, were anti-dilutive and excluded from the Income (loss) per share—diluted calculation.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Numerator:
Net income (loss)	$4,388	$3,242	$(11,911)

Denominator:
Weighted-average shares outstanding—basic	13,722	13,496	13,392
Dilutive effect of stock options, restricted stock and restricted stock units	17	18	—

Weighted-average shares outstanding—diluted	13,739	13,514	13,392

Income Per Share:
Income (loss) per common share—basic	$0.32	$0.24	$(0.89)

Income (loss) per common share—diluted	$0.32	$0.24	$(0.89)

9. OPERATING SEGMENT INFORMATION

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials or of the location or method of distribution. We did not have sales to any one commercial customer or government agency that amounted to 10% or more of our revenues in fiscal years 2010, 2011 or 2012.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: the United States, Canada, the United Kingdom, France, Sweden and Japan. As a measure of segment performance, our Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $1,216, $2,058 and $2,372 in fiscal years 2010, 2011 and 2012, respectively.

Summarized financial information by reportable segment for fiscal years 2010, 2011 and 2012, is as follows:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Revenues:
United States	$65,624	$64,708	$64,890
Canada	13,025	13,972	13,308
United Kingdom	27,899	32,077	30,089
France	12,344	12,936	11,514
Sweden	6,539	8,095	7,069
Japan	2,039	1,994	2,177

Total	$127,470	$133,782	$129,047

Gross profit:
United States	$34,231	$34,264	$32,398
Canada	7,826	8,539	7,588
United Kingdom	13,763	15,594	14,423
France	7,019	7,233	5,802
Sweden	4,024	5,164	4,489
Japan	1,409	1,347	1,527

Total	$68,272	$72,141	$66,227

Depreciation and amortization (included in gross profit):
United States	$2,321	$1,732	$2,966
Canada	316	181	261
United Kingdom	958	726	1,068
France	332	253	400
Sweden	163	101	112
Japan	26	10	15

Total	$4,116	$3,003	$4,822

Summarized financial information by reportable segment for fiscal years 2010, 2011 and 2012 is as follows:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Total assets:
United States	$55,356	$55,175	$43,561
Canada	5,311	4,879	4,352
United Kingdom	23,898	25,588	25,741
France	8,221	8,630	7,174
Sweden	5,806	6,038	6,127
Japan	1,581	1,842	2,091

Total	$100,173	$102,152	$89,046

Long-lived assets:
United States	$11,974	$11,700	$12,774
Canada	426	561	852
United Kingdom	3,852	4,909	5,886
France	1,280	1,133	1,332
Sweden	275	187	386
Japan	93	84	245

Total	$17,900	$18,574	$21,475

Capital expenditures:
United States	$1,992	$2,667	$4,061
Canada	200	397	496
United Kingdom	434	2,178	1,900
France	264	313	617
Sweden	64	93	289
Japan	25	9	71

Total	$2,979	$5,657	$7,434

10. DEFERRED FACILITIES RENT AND OTHER

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	Fiscal Year Ended
	September 30, 2011	September 28, 2012
Deferred rent	$555	$851
Sublease loss accruals	439	208

	$994	$1,059

Deferred Facilities Rent and Other

	Fiscal Year Ended
	September 30, 2011	September 28, 2012
Deferred rent	$5,474	$5,418
Sublease loss accruals	814	706
Other minimum lease payments	638	727

	$6,926	$6,851

11. AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 28, 2012:
Commercial Paper	$0	$0	$0	$0
Corporate Securities	6,131	0	0	6,131

	$6,131	$0	$0	$6,131

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Commercial Paper	$0	$0	$0	$0
Corporate Securities	2,363	0	(11)	2,352

	$2,363	$0	$(11)	$2,352

The scheduled maturities of available for sale securities were as follows as of September 28, 2012:

Fair Value
Due within a year	$6,131
Due after one year through five years	0
Due after five years through ten years	0
Due after ten years	0

$6,131

Net proceeds from sales of available for sale securities less purchases of available for sale securities for the year ended September 28, 2012 were $4,033, including no recognized losses. Net proceeds of available for sale securities for the year ended September 30, 2011 were $2,506, including recognized losses of $2.

12. FAIR VALUE MEASUREMENTS

FASB ASC 820, Fair Value Measurements and Disclosure (“FASB ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value is measured on assumptions that market participants would use, including assumptions about non performance risk and credit risk.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at September 28, 2012 and September 30, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fiscal year ended September 28, 2012:
Commercial Paper	$0	$0	$0
Corporate Securities	6,131	0	0

	$6,131	$0	$0

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fiscal year ended September 30, 2011:
Commercial Paper	$0	$0	$0
Corporate Securities	2,352	0	0

	$2,352	$0	$0

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our AROs at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the year ended September 28, 2012.

13. VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Beginning balance	$224	$241	$205
Provision for doubtful accounts	80	77	109
Charges against allowance	(77)	(116)	(87)
Other	14	3	8

Ending balance	$241	$205	$235

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	Fiscal Year Ended
	October 1, 2010	September 30, 2011	September 28, 2012
Beginning balance	$0	$0	$0
Provisions	0	0	6,355
Charges against allowance	0	0	0

Ending balance	$0	$0	$6,355

14. RELATED PARTY TRANSACTIONS

Dr. David C. Collins, our Chairman and Chief Executive Officer, oversees (with the concurrence of the Nominating and Governance Committee of our Board of Directors) a charitable program under which we donated $96, $238, and $232 during fiscal years 2010, 2011 and 2012, respectively, to charitable organizations.

15. QUARTERLY DATA (UNAUDITED)

	Q1	Q2	Q3	Q4
	December 31, 2010	April 1, 2011	July 1, 2011	September 30, 2011
Revenues	$35,632	$30,402	$33,458	$34,290
Cost of revenues	15,790	14,819	15,913	15,119

Gross profit	19,842	15,583	17,545	19,171

Operating expenses:
Course development	1,977	1,842	1,872	1,802
Sales and marketing	7,665	8,060	7,811	7,300
General and administrative	7,241	7,278	6,901	7,145

Total operating expenses	16,883	17,180	16,584	16,247

Income (loss) from operations	2,959	(1,597)	961	2,924
Other income, net	19	(33)	26	93

Income (loss) before provision (benefit) for income taxes	2,978	(1,630)	987	3,017
Provision (benefit) for income taxes	1,015	(634)	342	1,387

Net income (loss)	$1,963	$(996)	$645	$1,630

Income (loss) per common share—basic	$0.15	$(0.07)	$0.05	$0.12

Income (loss) per common share—diluted	$0.14	$(0.07)	$0.05	$0.12

	Q1	Q2	Q3	Q4
	December 30, 2011	March 30, 2012	June 29, 2012	September 28, 2012
Revenues	$34,975	$28,942	$33,041	$32,089
Cost of revenues	15,634	14,558	15,642	16,986

Gross profit	19,341	14,384	17,399	15,103

Operating expenses:
Course development	2,121	2,070	2,165	2,398
Sales and marketing	7,510	8,360	9,707	9,477
General and administrative	6,889	7,468	7,652	7,358

Total operating expenses	16,520	17,898	19,524	19,233

Income (loss) from operations	2,821	(3,514)	(2,125)	(4,130)
Other income, net	46	(191)	309	(237)

Income (loss) before provision (benefit) for income taxes	2,867	(3,705)	(1,816)	(4,367)
Provision (benefit) for income taxes	1,032	(1,586)	4,962	482

Net income (loss)	$1,835	$(2,119)	$(6,778)	$(4,849)

Income (loss) per common share—basic	$0.14	$(0.16)	$(0.50)	$(0.37)

Income (loss) per common share—diluted	$0.14	$(0.16)	$(0.50)	$(0.37)

During the third quarter of 2012 and maintained in the fourth quarter of 2012, we established a valuation allowance against deferred tax assets in the U.S. and France due to current year and projected future pre-tax book losses.

In the fourth quarter of 2012, we recorded a restructuring charge of $1.3 million for a worldwide reduction in force and closure of our Los Angeles, CA office facility.

16. RESTRUCTURING ACTIVITY

In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and our intention to close the Los Angeles, CA office facility effective in the first quarter of fiscal 2013. The closure of the office in Los Angeles will complete the move of corporate functions to the Reston, VA corporate headquarters. In fiscal 2013, we anticipate recording a restructuring charge for the estimated liability associated with future rentals due under the property lease as of the cease use date. The fair value of the lease liability at the cease use date will be determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. In addition, we will incur employee severance costs for those employees who chose not to relocate to our offices in Virginia as well as accelerated depreciation expense related to the leasehold improvement costs for the facility. We estimate the total charge to be recorded for these activities will be $2.4 million, of which $1.3 million was recorded in fiscal 2012 with the remainder to be recorded in fiscal 2013.

	Fiscal Year Ended
	2012	2013
Worldwide reduction in force	$1,100	$200
Depreciation of leasehold improvements	200	400
Contractual lease payments net of estimated sublease receipts	—	500

Total:	$1,300	$1,100

17. SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of September 28, 2012 and have determined there are no subsequent events that require disclosure, except as noted below.

On September 19, 2012, we announced that our Board of Directors received a non-binding proposal from Dr. David C. Collins, our Chairman of the Board and Chief Executive Officer, and his wife, Mary C. Collins, to acquire all of our outstanding shares that they do not already own for a $5.25 per-share price in cash. In response to the proposal from Dr. Collins, our Board of Directors established a Special Committee of the Board comprised of all of our independent directors to consider, among other things, the proposal and strategic alternatives. In addition to the proposal from the Collins’, the Special Committee has received additional indications of interest regarding an acquisition of the Company since the announcement of the Collins’ proposal. The Special Committee has retained independent financial advisors and legal counsel.

On October 29, 2012, Mill Road Capital, L.P. filed a Schedule 13D with the SEC to disclose its non-binding proposal to acquire all of our outstanding shares for $5.80 per share. On November 13, 2012, and November 19, 2012, Mill Road Capital amended its Schedule 13D to indicate that they have entered into a voting agreement with Lane Five Partners LP, Land Five Capital Management LP, and Pleiades Investment Partners-LA, L.P., each a shareholder of the Company, to, among other things, support any proposed acquisition of control of the Company by Mill Road Capital or an affiliate thereof.

In light of the Collins’ proposal and the additional indications of interest, the Special Committee is evaluating all strategic alternatives available to the Company.

On October 29, 2012, Hurricane Sandy made landfall on the east coast of the United States bringing with it hurricane force winds and massive rains and flooding. In advance of the storm, the City of New York ordered a mandatory evacuation of the area in which our education center is located. These events resulted in the closure of our New York City education center for 19 days. Due to the wide spread damage and destruction to the New York/New Jersey region and the forced closure of the New York City education center, we cancelled 28 courses and relocated 19 other courses to local hotels, incurring additional costs. While some of the affected customers may be able to reschedule participation in future courses, some may not, particularly those who were travelling to New York solely to take our course. The rescheduling of impacted customers to future courses may result in shifting revenue from the first quarter of fiscal 2013 to later quarters in the year. In the weeks after the storm, we also noticed a decrease in enrollments for the region. Courses taught in the New York/New Jersey area represent approximately 21 percent of our US business. The New York City education center has been reopened since November 19, 2012. We are currently working to quantify the financial impact of the closure and cancelled courses, some of which may be offset by insurance recoveries. Depending on our ability to reschedule participants in future courses and the timing and amount, if any, of insurance recoveries, it is possible that losses from Hurricane Sandy will have a significant effect on the Company’s business, financial condition, results of operations and cash flows.

On November 14, 2012, we, together with our United Kingdom subsidiary, Learning Tree International Limited, and Laxton Properties Limited (the “Landlord”) surrendered our lease dated March 19, 1999 for Learning Tree International Limited’s Education Center facility in London (“Euston House”), which had been due to run through January, 2019. Learning Tree International Limited had been subleasing certain floors of the Euston House location to third-party subtenants. In conjunction with the surrender, the subleases reverted to the Landlord and Learning Tree International Limited entered into four new leases with the Landlord for just the space we needed to run our operations in London. We are party to each of the four new leases as guarantor for our subsidiary’s obligations. The four leases each became effective as of November 14, 2012 and cover the total rentable area of Euston House’s (1) ground and basement floors; (2) first floor; (3) second floor; and (4) part of the sixth floor. The first three leases run through November 13, 2022 and the fourth lease for part of the sixth floor runs through August 23, 2014. The aggregate annual minimum rent of the leases is £1.4 million ($2.3 million USD), compared to the original gross minimum rent of £2.85 million offset by £1.5 million in sublease rents for a net of £1.35 million under the prior lease. In connection with the early surrender of the original lease, we paid the landlord a £2.0 million surrender payment and the £5.0 million deposit that was being held in escrow as security against our default on the rental payments was released to Learning Tree International Limited by the Landlord. Under the terms of the new leases deposits totaling £1.7 million have been placed with the Landlord as security against our default on the rental payments under the leases.

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

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2012.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of September 28, 2012, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of September 28, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The remaining information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements of Learning Tree International, Inc. as set forth under Item 8 are filed as part of this report.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because such schedules are not required under the related instructions, are not applicable or the required information is given in the financial statements.

(b) Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on the 18th day of December 2012.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ DAVID C. COLLINS, PH.D.
Name:	David C. Collins, Ph.D
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. COLLINS, PH.D. David C. Collins, Ph.D.	Chairman of the Board and Chief Executive Officer	December 18, 2012

/s/ ERIC R. GAREN Eric R. Garen	Vice Chairman of the Board	December 18, 2012

/s/ MAX SHEVITZ Max Shevitz	President, and Acting Chief Financial Officer	December 18, 2012

/s/ W. MATHEW JUECHTER W. Mathew Juechter	Director	December 18, 2012

/s/ HOWARD A. BAIN III Howard A. Bain III	Director	December 18, 2012

/s/ CURTIS A. HESSLER Curtis A. Hessler	Director	December 18, 2012

/s/ STEFAN C. RIESENFELD Stefan C. Riesenfeld	Director	December 18, 2012

/s/ GEORGE T. ROBSON George T. Robson	Director	December 18, 2012

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	INCORPORATION BY REFERENCE

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement between Registrant and Eric R. Garen, dated November 16, 2003 **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.

10.2	Employment Agreement between Registrant and Max Shevitz, dated as of January 26, 2012**	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 1, 2012.

10.3	Employment Agreement between Registrant and Dr. David C. Collins, dated as of February 1, 2012**	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 1, 2012.

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of October 1, 2005 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.5	2007 Equity Incentive Plan **	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.

10.6	Amendment of 2007 Equity Incentive Plan adopted December 30, 2009 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 4, 2010.

10.7	2007 Equity Incentive Plan Form of Restricted Stock Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.8	2007 Equity Incentive Plan Form of Stock Option Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.9	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 6, 2009.

10.10	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2010.

10.11	Dividend Participation Plan **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 9, 2010.

10.12	Lease between Learning Tree International Limited and Westinghouse Brake and Signal Holdings Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.13	Office Lease between Registrant and Metropolitan Life Insurance Company	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.14	Lease between Registrant and Bombardier Transportation International Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.15	Rental Lease between Registrant and Förvaltningsbolaget Marievik HB	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.16	Facility Sublease between Learning Tree International Limited and Metronet Rail BCV Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 11, 2005.

10.17	Facility Lease Agreement between Learning Tree International Inc. and T.E.C. Leaseholds Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 30, 2005.

10.18	Amendment of Facility Lease Agreement between Learning Tree International Inc. and TEC Leaseholds Limited effective January 6, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2010.

10.19	Office Lease between Registrant and TrizecHahn One NY Plaza LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.20	Office Underleases between Learning Tree International Limited and Digital Equipment Co. Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.21	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.

10.22	Lease between Learning Tree International Limited and Westinghouse Brake and Signal Holdings Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 23, 2007.

10.23	Counterpart Guarantee and Rent Deposit Deed among Registrant, Learning Tree International Limited and Courtlands Developments Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.24	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.

10.25	Lease Agreement between Registrant and Reston Town Center Property LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 11, 2010

10.26	Lease Agreement between Learning Tree International Limited and Postel Properties Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 7, 2011.

10.27	Sublease Agreement between Learning Tree International Limited and EC English London Limited dated November 30, 2011	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 6, 2011.

10.28	Form of Indemnification Agreement **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

10.29	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the ground and basement floors of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.30	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the first floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.31	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the second floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.32	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for part of the sixth floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.33	Surrender of a leasehold property among Laxton Properties Limited, Learning Tree International Limited, and Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.