Form 10-K/A
period 2012-09-28
LEARNING TREE INTERNATIONAL INC
filed 2013-01-28
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-27248

LEARNING TREE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1831 Michael Faraday Dr. Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

(703) 709-9119

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.0001 par value	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of March 31, 2012 was $35,507,291. (Excludes 7,573,251 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates)

The number of shares of common stock, $.0001 par value, outstanding as of January 22, 2013, was 13, 217,484.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 28, 2012 originally filed on December 18, 2012 (the “Original Filing”) by Learning Tree International, Inc., a Delaware corporation (“Learning Tree,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended September 28, 2012. We are also including in this Amendment new information regarding the Company’s 2012 annual meeting of shareholders (the “2012 Annual Meeting”) in a new Part II, Item 9B of Form 10-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In Learning Tree’s filings with the Securities and Exchange Commission (“SEC”), information is sometimes “incorporated by reference.” This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. In addition, this Amendment includes several website addresses. Those website addresses are intended to provide inactive, textual references only. The information on those websites is not part of this Amendment.

PART II

Item 9B.	OTHER INFORMATION

At the Company’s 2012 Annual Meeting, held on March 28, 2012, the Company’s shareholders voted for the election of two Class II directors, W. Mathew Juechter and Stefan C. Riesenfeld, for a three-year term, however, the 2012 Annual Meeting did not occur within 60 days of the record date for the 2012 Annual Meeting as required by Delaware law and the Company’s Bylaws. As a result, the Class II directors will continue to serve as “holdover directors” until their successors are duly elected and qualified.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR DIRECTORS

Our board of directors (the “Board”) currently consists of seven members. Prior to Mr. Schacht’s resignation from his position as a member of our Board, effective January 17, 2012, our Board had eight members. Afterward, our Board had seven members and one vacancy. In December 2012, our Board formally reduced the size of the Board to seven members. Our Board is divided into three classes, Class I, Class II and Class III, with staggered three-year terms. The current term of the Class III directors will expire at our 2013 annual meeting of shareholders. The term of the Class I directors will expire at the annual meeting of shareholders to be held in 2014. The term of the Class II directors expired at the 2012 Annual Meeting. At the 2012 Annual Meeting, the shareholders voted for the election of the Class II directors for a three-year term, however, the 2012 Annual Meeting did not occur within 60 days of the record date for the 2012 Annual Meeting as required by Delaware law and the Company’s Bylaws. As a result, the Class II directors will continue to serve as “holdover directors” until their successors are duly elected and qualified.

The names of directors, their ages as of January 22, 2013 and their positions with the Company are set forth below, followed by a brief biographical description of each of our directors.

Name	Age	Position
Class III Directors:
David C. Collins	72	Chairman of our Board and Chief Executive Officer
Eric R. Garen	65	Vice Chairman of our Board
George T. Robson(1)(2)	65	Director

Class II Directors:
W. Mathew Juechter(2)(3)	79	Director
Stefan C. Riesenfeld(1)(4)	64	Director

Class I Directors:
Howard A. Bain III(5)	66	Director
Curtis A. Hessler(4)(6)	69	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation and Stock Committee.
(3)	Chairman of the Nominating and Corporate Governance Committee.
(4)	Member of the Nominating and Corporate Governance Committee.
(5)	Chairman of the Audit Committee.
(6)	Chairman of the Compensation and Stock Option Committee.

David C. Collins, one of our co-founders, was named as Chairman of our Board and Chief Executive Officer on January 17, 2012. He had previously served as Vice Chairman of our Board since 2007. Dr. Collins served as Chairman of our Board from 1974, when we began operations, until 2007. Dr. Collins served as our Chief Executive Officer from 1974 until 2005. Dr. Collins holds a B.S. (with distinction) in Electrical Engineering from Stanford University, and a Masters and a Ph.D. in Electrical Engineering from the University of Southern California. Our Board believes Dr. Collins is qualified to serve as a director due to his extensive knowledge of our operations and market and his role as one of our founders and two largest stockholders. Specifically, Dr. Collins has been materially involved in our operations since he and Mr. Garen co-founded the company in 1974. He has extensive experience and expertise in the training industry, and in particular in the sales, marketing, and operations of training companies.

Eric R. Garen, one of our co-founders, was named as Vice Chairman of our Board on January 17, 2012. He had previously served as Chairman of our Board since 2007, and is employed by us on a part time basis. Mr. Garen previously served as our Vice Chairman and President, having been employed by us since 1974. Mr. Garen holds a B.S. in Electrical Engineering from the California Institute of Technology and a Masters degree in Computer Science from the University of Southern California, earning both degrees with honors. Our Board believes Mr. Garen is qualified to serve as a director due to his extensive knowledge of our operations and market and his role as one of our founders and two largest stockholders. Specifically, Mr. Garen has been materially involved in our operations since he and Dr. Collins co-founded the company in 1974. He has 38 years of experience and expertise in the training industry, and in particular in the areas of marketing, product development, instructional delivery and course evaluation, all of which are core to the operations of training companies.

George T. Robson has served on our Board since 2006. He was the Chief Financial Officer of Unisys Corporation from 1990 until 1996, the Chief Financial Officer of H & R Block from 1996 until 1997 and the Chief Financial Officer of Dendrite International, a supplier of software and services to the pharmaceutical industry, from 1997 until his retirement in 2002, and on an interim basis during 2005. Mr. Robson holds a B.S. in Economics and Finance from the Wharton School of the University of Pennsylvania and an M.S. in Management from Binghamton University. Our Board believes that Mr. Robson is qualified to serve as a director due to his extensive experience in accounting, financial and operational matters.

Howard A. Bain III has served on our Board since 2001. Since 2004, he has been an independent consultant in all aspects of corporate finance. Mr. Bain held Chief Financial Officer positions at several public companies including: Portal Software from 2001 to 2004, Vicinity Corporation in 2000, Informix from 1999 to 2000, and Symantec Corporation from 1991 to 1999. He has additional experience in various technology companies in the areas of semiconductor devices and manufacturing equipment, laser-based large screen projection systems and computer disk drives. Prior to 1991, he was a consultant with Arthur Andersen LLP where he was a certified public accountant. He is also a director and the audit committee chair of Nanometrics, Inc. and several private venture capital financed companies. Mr. Bain holds a B.S. in Business from California Polytechnic University.

Curtis A. Hessler has served on our Board since 2003. Mr. Hessler currently serves as an adjunct professor of law at the University of California Los Angeles. From 1998 until his retirement in 2006, he was Chairman and founding Chief Executive Officer of 101communications LLC, an international publishing and educational conference company serving information technology professionals. From 1997 to 1998 he served as President and Chief Executive Officer of Quarterdeck Corporation, a software firm. From 1996 to 1997 he served as Chairman and Chief Executive Officer of I-Net, Inc., a network management services company. From 1991 to 1995 he served as Executive Vice President and Chief Financial Officer of the Times Mirror Company, a media company. From 1984 to 1990 he served as Vice Chairman and Chief Financial Officer of Unisys Corporation, a computer and computer services company. From 1981 to 1983 he was a partner of Paul Weiss Rifkind Wharton and Garrison, a law firm. From 1977 to 1981 he held various positions with the Federal Government: Assistant Secretary of the U.S. Treasury for Economic Policy, Executive Director of the President’s Economic Policy Group and Associate Director of the Office of Management and Budget. Mr. Hessler is a member of the Board of Directors of Evercore Partners, Inc., an investment banking boutique. Mr. Hessler is a graduate of Harvard College (BA, summa), Oxford University (Rhodes Scholarship), the Yale Law School (JD), and the University of California, Berkeley (MA Economics).

W. Mathew Juechter has served on our Board since 1987. He is President and Chief Executive Officer of IRA, Inc., a management consulting company that works primarily in the areas of strategy, structure and executive development. From 1991 to 1999, he was Chief Executive Officer of ARC International Ltd., a management consulting and training company. From 1986 to 1991, Mr. Juechter was Managing Director of IRA, Inc. Mr. Juechter served as President and Chief Executive Officer of Wilson Learning Corp., a multi-national training organization, from 1977 to 1986. From 1989 to 1997, he also was President of the Board of Governors of the American Society for Training and Development. Mr. Juechter is a graduate of Boston University and Harvard Business School. Our Board believes Mr. Juechter is qualified to serve as a director due to his extensive knowledge of the training industry and his long history of involvement in our business.

Stefan C. Riesenfeld has served on our Board since 2006. From 2000 until his retirement in 2003, he served as Chief Financial Officer of Asia Global Crossing (which filed for bankruptcy in 2003). From 1999 to 2000 he served as Chief Financial Officer of Teledyne Technologies. From 1996 to 1999 he served as Finance Director (Chief Financial Officer) of ICL PLC, an information technology company. From 1989 to 1996 he served as Corporate Treasurer of Unisys Corporation. Mr. Riesenfeld holds an M.B.A. and an M.A. in economics from Stanford University and a B.S. in physics from the California Institute of Technology. Our Board believes Mr. Riesenfeld is qualified to serve as a director due to his extensive international experience and experience in accounting, financial and operational matters.

OUR EXECUTIVE OFFICERS

Name	Age	Position
David C. Collins	72	Chairman of our Board and Chief Executive Officer
Max Shevitz	57	President
Eric R. Garen	65	Vice Chairman of our Board
David Asai	56	Interim Chief Financial Officer
Magnus Nylund	42	Chief Information Officer

For the biographies of Mr. Garen and Dr. Collins, please see “Our Directors” above.

Max Shevitz was appointed as our President on January 25, 2012. Mr. Shevitz previously was employed by our Company from 1988 through 1999. His prior positions included General Manager of the US Operating Unit, Corporate Vice President of Market and Business Development, and Executive Vice President. Additionally, from 1995 through 1999, Mr. Shevitz served as a member of our Board. From 2010 until 2011, Mr. Shevitz was an independent consultant providing business development advice to small businesses. From 2004 until 2010, Mr. Shevitz was the President and sole shareholder of Golf Services of Maryland. From 2002 until 2008, Mr. Shevitz was an Executive in Residence at Great Hill Partners, a private equity fund located in Boston, Massachusetts. During 2007, Mr. Shevitz was the Chief Executive Officer and President of Firstcall Healthcare Inc., which was a portfolio company of Great Hill Partners. From 2006 until 2007, Mr. Shevitz was Chairman of the Board of Neumont University, a for profit higher learning institution located in South Jordan, Utah and a portfolio company of Great Hill Partners.

David Asai was named our Interim Chief Financial Officer in September 2012 pursuant to an agreement between the Company and Randstad Professionals US, LP, doing business as Tatum, a large executive services firm (“Tatum”). Mr. Asai has served as a CFO Partner in the Mid Atlantic Practice of Tatum, since October 2011. Mr. Asai has over 30 years of professional experience including directing all facets of finance and accounting management for public and private companies ranging in size from start-ups to $900 million in annual revenues. Prior to joining Tatum, Mr. Asai was an independent financial consultant providing services to Laureate Education, Inc. and Voyager Learning Company. Mr. Asai has served as Chief Financial Officers of Voyager Learning Company, Independence Air, and Spirit Airlines.

Magnus Nylund has been our Chief Information Officer since 2005. He was our Vice President, Worldwide Information Systems from 2002 to 2005. Prior to his role as Vice President, Worldwide Information Systems, Mr. Nylund served as our Director, Worldwide IS Operations. He joined us in 1992 in our Swedish Operating Unit. Mr. Nylund has a Diploma in Computer Science from the University of Gävle, Sweden.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, as well as persons who own more than ten percent of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Directors, executive officers and greater-than-ten percent stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during our fiscal year ended September 28, 2012, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a) except for the following late filings: (i) a late Form 4 filed with the SEC by Mr. Garen on January 11, 2013; and (ii) a late Form 4 filed with the SEC by Mr. Riesenfeld on June 13, 2012.

CODE OF ETHICS

On December 4, 2002, our Board adopted the Code of Business Conduct and Ethics (“Code of Ethics”) for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics requires all of our employees to avoid actual or apparent conflicts of interest, and our conflicts of interest policy applies to our employees and members of their immediate families. Actual or apparent conflicts of interest must be reported to a Human Resources Manager or directly to the Audit Committee of our Board of Directors. An employee may only proceed with the subject transaction if our Board of Directors or a committee of our Board approves of the transaction.

A copy of the Code of Ethics is publicly available on our website at http://www.learningtree.com/investor/corpgov4.htm. We intend to post on our website any amendments to, or waivers from, our Code of Ethics that apply to our principal executive officer or principal financial officer within two days of any such amendment or waiver.

AUDIT COMMITTEE

The members of our Audit Committee are Messrs. Bain (Chairman), Riesenfeld and Robson. The principal functions of our Audit Committee are to review the financial information to be provided to our stockholders and others, our financial reporting process, our system of internal controls, the independent auditors’ independence, our audit process and our process for monitoring compliance with laws and regulations. Under our Audit Committee charter, our Audit Committee is solely responsible for hiring and firing our independent auditors and approving their fees and engagement terms; resolving any disagreement between our independent auditors and our management; and pre-approving all audit and non-audit services performed by our independent auditors, subject to a de minimis exception. Our Board has determined that each member of our Audit Committee is “independent” as required in our Audit Committee Charter and as required by the rules and regulations promulgated by the SEC. Our Audit Committee met seven times during fiscal 2012 and acted twice by unanimous written consent.

Our Audit Committee has adopted a charter, which is posted on our website at http://www.learningtree.com/investor/corpgov1.htm.

Our Board has determined that Howard A. Bain III, Chairman of our Audit Committee, is an audit committee financial expert because he has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, and experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control and procedures for financial reporting; and (v) an understanding of audit committee functions. Mr. Bain has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biography above.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Board compensation for our non-employee directors is determined by our Board, based on the recommendations of our Nominating and Corporate Governance Committee. Although our executive officers may provide background data in connection with this process, they are generally not involved in the discussion of Board compensation. In 2012, our non-employee director compensation consisted of the following:

•	A monthly retainer of $3,000.

•

The annual retainer of $5,000 for the Chairpersons of our Compensation and Stock Option Committee and our Nominating and Corporate Governance Committee. The annual retainer of $10,000 for the Chairperson of our Audit Committee.

•

The fee for each Board or committee meeting attended (i) in person, was $2,000 and (ii) by telephone, was $1,000; only a single fee was paid for attendance at multiple committee or Board meetings on a single day.

•

A grant of $62,103 in restricted stock units. Restricted stock units entitle recipients to receive shares of common stock upon vesting if on the vesting date the recipient has been continuously employed by us or has been a director of ours. The restricted stock units vest pro-rata on each of the first three anniversaries of the date of grant. The grants for 2012 were originally subject to the condition that we achieve an operating profit in the year of grant, however in June of 2012, our Board determined to remove the condition for all grants on a going forward basis.

In addition, our non-employee directors were reimbursed for travel and out-of-pocket expenses incurred on our behalf.

COMPENSATION OF EMPLOYEE DIRECTORS

Compensation for Dr. Collins and Mr. Garen, who are employee directors, is determined by our Compensation and Stock Option Committee. For a discussion of Dr. Collins’ compensation, please refer to the “Narrative to Summary Compensation Table” below. From October 2005 through January 17, 2012, Dr. Collins, the Chairman of our Board and Chief Executive Officer, had been employed as our Vice-Chairman under an arrangement under which he received aggregate annual compensation of $1.00 per year for his services. In addition to serving as the Chairman of our Board and Chief Executive Officer, Dr. Collins provides input to us on special projects as mutually agreed between him and us and administers a charitable giving program for us as described under “Related Party Transactions.” We have an employment agreement with Mr. Garen, who is employed by us on a part-time basis, which provides: (1) that he reports directly to our Board and performs executive duties and functions as specified from time to time by our Board, and (2) that his employment is terminable by either party upon three months’ written notice and that we may terminate the agreement without three months’ notice for cause. We pay Mr. Garen $15,000 per month, which our Compensation and Stock Option Committee believes is significantly less than the value of his services. Mr. Garen also has a Company-paid life insurance plan at a cost of $720 per year. In addition, our employee directors are also reimbursed for travel and out-of-pocket expenses incurred in connection with Board matters.

Director Compensation Table

The following table summarizes the compensation paid to our non-employee directors for fiscal 2012:

Name	Fees Earned or Paid in Cash	Restricted Stock Unit Awards(1)(2)	All Other Compensation(3)	Total
Howard A. Bain III(5)	$76,000	$62,103	$3,487	$141,590
Curtis A. Hessler(6)	$66,000	$62,103	$3,487	$131,590
W. Mathew Juechter(4)	$68,000	$62,103	$3,487	$133,590
Stefan C. Riesenfeld	$67,000	$62,103	$3,487	$132,590
George T. Robson	$67,000	$62,103	$3,487	$132,590

(1)	The amounts in these columns represent the aggregate grant date fair value of restricted stock unit awards made in fiscal 2012, calculated in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”). The assumptions used in the calculation of these amounts are included in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 28, 2012.

(2)	At September 28, 2012, each non-employee director held 1,802 vested options to purchase shares of our common stock and 15,113 unvested restricted stock units. These 1,802 vested options expired as of December 15, 2012.
(3)	The amounts in this column represent the dollar value of dividends paid in December 2011 (as part of a dividend paid to all of our stockholders) on stock awards because such dividends were not factored into the grant date fair value of those stock awards required to be reported under SEC rules.
(4)	Mr. Juechter is Chairman of our Nominating and Corporate Governance Committee.
(5)	Mr. Bain is Chairman of our Audit Committee.
(6)	Mr. Hessler is Chairman of our Compensation and Stock Option Committee.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for fiscal 2011 and 2012, all compensation awarded to, earned by or paid for services received by our named executive officers (“Named Executive Officers”). The Named Executive Officers include (i) our current Chairman and Chief Executive Officer, (ii) our former President and Chief Executive Officer, (iii) our two most highly compensated executive officers, other than our Chief Executive Officer, as of the end of fiscal 2012 who received more than $100,000 in aggregate compensation during fiscal 2012, and (iv) our former Chief Operating Officer who would have been included under (iii) but for the fact that he was not serving as an executive officer as of the fiscal year ended September 28, 2012.

Name and Principal Position	Year	Salary		Bonus		Stock Awards(1)		Non-Equity Incentive Plan Compensation(2)		All Other Compensation(3)		Total
David C. Collins Chairman and Chief Executive Officer	2012 2011	$ $	233,333 1	$ $	— —	$ $	— —	$ $	— —	$ $	47,594 —	$ $	280,927 1

Nicholas R. Schacht(4) Former President and Chief Executive Officer	2012 2011	$ $	133,277 436,800	$ $	— —	$ $	113,025 109,200	$ $	— 131,140	$ $	422,851 11,421	$ $	669,153 688,561

David A. Booker(5) Former Chief Operating Officer	2012 2011	$ $	145,285 289,857	$ $	— —	$ $	46,322 44,418	$ $	— 59,799	$ $	372,147 20,823	$ $	563,754 414,897

Magnus Nylund Chief Information Officer	2012 2011	$ $	236,036 220,646	$ $	— —	$ $	34,257 33,097	$ $	30,318 43,297	$ $	11,282 6,165	$ $	311,893 303,205

Max Shevitz President	2012		$211,436		$—		$—		$—		$3,999		$215,435

(1)	Represents the aggregate grant date fair value of stock awards, restricted stock units, or option awards, as applicable, granted in fiscal 2011 and 2012, as applicable, calculated in accordance with ASC 718. Assumptions used in the calculation of this amount are included in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 28, 2012.
(2)	Consists of amounts payable under our annual incentive compensation plan for each named executive officer for fiscal 2011 and 2012. See “Compensation Discussion and Analysis—Elements of Compensation” for additional information.
(3)	For Mr. Collins, includes for fiscal 2012 (a) $43,946 in temporary living expenses paid by the company, (b) contributions to our 401(k) plan of: $3,508, and (c) $140 for membership fees.

For Mr. Schacht, includes (i) for fiscal 2012 (a) contributions to our 401(k) plan of $1,650; (b) payout of severance and accrued personal time off totaling $414,240 as a result of termination; and (c) $6,961 in dividends paid in December 2011 (as part of a dividend paid to all of our stockholders) on stock awards because such dividends were not factored into the grant date fair value of those stock awards required to be reported under SEC rules; and (ii) for fiscal 2011 (a) contributions to our 401(k) plan of $4,410; (b) $50 birthday bonus; and (c) $6,961 in dividends paid in January 2011 (as part of a dividend paid to all of our stockholders) on stock awards because such dividends were not factored into the grant date fair value of those stock awards required to be reported under SEC rules.

For Mr. Booker, includes (i) for fiscal 2012 (a) contributions to the Registered Pension Plan in Canada of $10,207; (b) $49 on his birthday; (c) auto allowance of $3,137; (d) tax preparation fees of $2,069; (e) $1,423 in tax gross up amounts; (f) payout of severance and accrued personal time off totaling $348,847 as a result of termination; and (g) $2,740 in dividends paid in December 2011 (as part of a dividend paid to all of our stockholders) on stock awards because such dividends were not factored into the grant date fair value of those stock awards required to be reported under SEC rules; these amounts were paid or denominated in Canadian dollars but are shown here in U.S. dollars using a budgeted constant exchange rate for fiscal 2012 of CN$1.02256 to US$1.00; and (ii) for fiscal 2011 (a) contributions to the Registered Pension Plan in Canada of $11,485; (b) $50 on his birthday; (c) auto allowance of $3,600; (d) tax preparation fees of $2,989; and (e) $2,699 in dividends paid in January 2011 (as part of a dividend paid to all of our stockholders) on stock awards because such dividends were not factored into the grant date fair value of those stock awards required to be reported under SEC rules; these amounts were paid or denominated in Canadian dollars but are shown here in U.S. dollars using a budgeted constant exchange rate for fiscal 2011 of CN$1.04080 to US$1.00.

For Mr. Nylund includes (i) for fiscal 2012 (a) contributions to our 401(k) plan of $4,410; (b) $4,717 anniversary bonus; (c) $50 birthday bonus; and (d) $2,105 in dividends paid in December 2011 (as part of a dividend paid to all of our stockholders) on stock awards because such dividends were not factored into the grant date fair value of those stock awards required to be reported under SEC rules; and (ii) for fiscal 2011 (a) contributions to our 401(k) plan of $4,010; (b) $50 birthday bonus; and (c) $2,105 in dividends paid in January 2011 (as part of a dividend paid to all of our stockholders) on stock awards because such dividends were not factored into the grant date fair value of those stock awards required to be reported under SEC rules.

For Mr. Shevitz includes for fiscal 2012, (a) contributions to our 401(k) plan of $3,809; (b) $50 birthday bonus; and (c) $140 for membership fees.

(4)	Mr. Schacht’s employment with the Company ended January 17, 2012.
(5)	Mr. Booker’s employment with the Company ended March 23, 2012. Mr. Booker’s compensation was paid or denominated in Canadian dollars but is shown here in U.S. dollars using a budgeted constant exchange rate of CN$1.02256 to US$1.00 for 2012 and CN$1.04080 to US$1.00 for 2011.

Narrative to Summary Compensation Table

Overview of Compensation Program

Our Compensation Committee is responsible for oversight of our compensation and employee benefit plans and practices, including our executive compensation, incentive-compensation and equity-based plans. Our Compensation Committee also establishes our policies with respect to compensation of our executive officers, including the individuals who served as our Chief Executive Officer during fiscal 2012, as well as the other individuals included in the Summary Compensation Table above, whom we refer to as our “named executive officers.”

Employment Agreements

We have employment agreements with Dr. Collins, Mr. Shevitz, and Mr. Nylund, which provide:

•	that the agreement (and the employment of the executive involved) is terminable by either party at any time.

•

that the executive will not (i) for a period of one year following termination, offer any service in competition with us, whether directly or indirectly, in any area served by us at the date of termination; (ii) for a period of two years following termination, disclose any information pertaining to our customers or the contents of any mailing list prepared or used by us during or prior to the term of the Agreement; and (iii) for a period of two years following termination, hire or solicit for employment any person who is an employee or subcontractor of our company as of the date of the executive’s termination.

•	respectively, that the Company agrees to pay $29,166.66 per month to Dr. Collins, $25,833.33 per month to Mr. Shevitz, and $24,917 per month to Mr. Nylund.

The employment agreement with Mr. Nylund also provides:

•

for severance compensation equal to six months’ base salary upon termination of employment by us without cause. Cause is defined in the employment agreements as (a) a material failure to perform the executive’s duties under the employment agreement, (b) breach of a fiduciary duty to our company or (c) an indictment for a felony or other serious crime.

•

that the executive will not receive any incentive compensation and must repay any incentive compensation paid in advance within 30 days of termination if he terminates his employment with us or is terminated for cause.

•

that the executive will receive any unpaid incentive compensation with respect to a year prior to the year in which he departs, and a prorated (using the number of days before and after his departure) portion of his incentive compensation with respect to the entire fiscal year in which he departs (which will be calculated and paid after the end of such fiscal year) if he is terminated by us without cause.

Interim Chief Financial Officer Agreement

In connection with the appointment of Mr. Asai as our Interim Chief Financial Officer, the Company entered into an Interim Service Agreement, dated September 27, 2012 (the “Interim Services Agreement”), with Tatum, pursuant to which the Company pays Tatum $250 per hour for Mr. Asai’s services. Pursuant to the Interim Services Agreement, Mr. Asai is employed and compensated by Tatum.

Payments upon Termination

The information below sets forth the amount of compensation we will pay to each of our named executive officers in the event of termination of such named executive officer’s employment, including certain estimates of the amount that would have been paid on certain dates under what we believe to be reasonable assumptions. However, the actual amounts to be paid can only be determined at the time of such named executive officer’s termination.

All Terminations. Regardless of the manner in which any of our employees (including any of our named executive officers) is terminated, the employee is entitled to receive certain amounts due during such employee’s term of employment. Such amounts include:

•	Any unpaid base salary from the date of the last payroll to the date of termination;

•	Any unpaid annual bonus for a previously completed year, unless specified otherwise;

•	Reimbursement for any properly incurred unreimbursed business expenses;

•	Unpaid, accrued and unused personal time off through the date of termination; and

•	Any existing rights to indemnification for prior acts through the date of termination.

Voluntary Termination/Termination for Cause. No additional amounts would be contractually due to any named executive officer upon a voluntary termination or a termination for cause.

Involuntary Termination. In addition to the amounts set forth above under “—All Terminations”, our employment agreement with Magnus Nylund provides that he will receive six months’ base salary upon termination of employment by us without cause. Assuming termination effective as of September 30, 2012, and based on the salary in effect as of that date and the incentive compensation that had been earned but not paid for fiscal 2012 as of that date, the amounts payable would have been as follows:

Name	Salary and Incentive(1)	Benefits	Total
Magnus Nylund	$155,318	—	$155,318

(1)	Reflects six months’ salary for Mr. Nylund, payable in accordance with our normal salary payment schedule, and any incentive compensation payable to each named executive officer listed.

Death. In accordance with our standard nondiscriminatory employee term life insurance provisions, the following amounts would be paid to the beneficiaries of the named executive officers if the officer would have died on September 30, 2012: $250,000 for Mr. Nylund; $310,000 for Mr. Shevitz; and $350,000 for Dr. Collins. The foregoing amounts would be doubled in the case of accidental death.

Disability. Depending on the nature of the disability and other factors, under our various nondiscriminatory employee plans and arrangements, our named executive officers may be eligible for disability benefits in the event of a disability.

Change of Control. None of our executive officers is entitled to special payments upon a change of control.

Termination Arrangements with Former Officers and Directors.

Name	Salary and Incentive(1)	Benefits		Total
Nicholas R. Schacht(2)	$445,208	—		$445,208
David A. Booker (3)(5)	$302,193	4,694	(4)	$306,887

(1)	Reflects one year’s salary for each of the terminated executives. Neither received incentive pay for fiscal 2012.
(2)	Mr. Schacht’s employment with the Company ended January 17, 2012.
(3)	Mr. Booker’s employment with the Company ended March 23, 2012.
(4)	Reflects continued coverage under our benefit plans for one year.
(5)	Mr. Booker’s compensation was paid or denominated in Canadian dollars but is shown here in U.S. dollars using a budgeted constant exchange rate of CN$1.02256 to US$1.00 for 2012.

Equity Incentive Plan

On June 19, 2007, our stockholders approved the Learning Tree International, Inc. 2007 Equity Incentive Plan (our “Equity Plan”) pursuant to which we are authorized to issue incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options, stock appreciation rights, restricted stock awards (including restricted stock units), performance unit awards and performance share awards to named executive officers (as well as other employees and directors). The Equity Plan authorizes the issuance of up to 1,000,000 shares and expires on December 31, 2016. The Equity Plan is administered by our Compensation Committee. Each award under the Equity Plan is evidenced by a written agreement in a form approved by our Compensation Committee. To date, we have only granted stock options, restricted stock and restricted stock units under our Equity Plan. Restricted stock units (which entitle the recipient to receive shares of common stock upon vesting) are subject to conditions imposed by our Compensation Committee, including, without limitation, restrictions based upon time, the achievement of specific performance goals, and/or restrictions under applicable federal or state securities laws. Our Compensation Committee may accelerate the time at which any restrictions lapse and/or remove any restrictions.

Under our Equity Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of options granted to employees who hold more than ten percent of the voting power of our capital stock on the date of grant). The exercise price of a non-qualified stock option must be not less than 75% of the fair market value of the common stock on the date of grant. The term of any stock option may not exceed ten years (five years in the case of an incentive stock option granted to a ten percent holder). Our Compensation Committee has the discretion to determine the vesting schedule and the period required for full exercisability of stock options; although that period cannot be less than six months. Upon exercise of any option granted under our Equity Plan, the exercise price may be paid in cash, and/or such other form of payment as may be permitted under the applicable option agreement, including, without limitation, previously owned shares of common stock. No options granted under our Equity Plan are transferable by the optionee other than by will or by the laws of descent and distribution. Each option is exercisable, during the lifetime of the optionee, only by the optionee.

Defined Contribution Plans

We have adopted a defined contribution plan for the benefit of our United States employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code. Currently, the maximum amount of employee contributions remains subject only to statutory limitations. Effective October 1, 2009, we contribute at a rate of 30% of the amount, up to the first 6% of employee compensation, contributed by each employee. We contributed $158,000, $165,000, and $287,000 to our 401(k) Plan for fiscal 2010, 2011, and 2012, respectively.

We have also adopted or participate in company-sponsored or country-sponsored contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal 2010, 2011, and 2012, our cost for these plans was approximately $531,000, $640,000, and $637,000, respectively.

Outstanding Equity Awards at Fiscal Year-end

The following table reflects outstanding vested and unvested stock options and unvested restricted stock units held by the named executive officers as of the end of fiscal 2012:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Magnus Nylund	1,874	—	$20.70	12/15/12	—		—
	—	—	—	—	958	(1)	$4,876
	—	—	—	—	2,033	(2)	$10,348
	—	—	—	—	5,429	(3)	$27,634

(1)	These unvested units vested on November 2, 2012.
(2)	One-half of these unvested units vest on December 7, 2012 and December 7, 2013.
(3)	One-third of these unvested units vest on December 8, 2012, December 8, 2013 and December 8, 2014.

The following table sets forth information concerning options exercised, restricted stock and restricted stock units held by our named executive officers that vested during fiscal 2012. The aggregate dollar amount realized upon vesting of the restricted stock units was determined by multiplying the number of vesting shares by the market value of the underlying shares on the vesting dates.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nicholas R. Schacht(1)	—	—	6,519	$49,117
David A. Booker(2)	—	—	2,592	$19,496
Magnus Nylund	—	—	1,974	$14,872

(1)	Mr. Schacht’s employment with the Company ended January 17, 2012.
(2)	Mr. Booker’s employment with the Company ended March 23, 2012.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of our Compensation Committee is or was an officer or employee of ours, or is related to any other member of our Compensation Committee, or any other member of our Board, or any of our executive officers, or had any other relationships requiring disclosure under SEC rules.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of January 22, 2013, by (i) each person or entity known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of the persons named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group. Percentage of common stock beneficially owned is based on 13,217,484 shares of common stock outstanding on January 22, 2013. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them. Pursuant to Item 403 of Regulation S-K, the number of shares listed for each individual reflects his or her beneficial ownership, as defined in Securities and Exchange Commission (“SEC”) rules and regulations. As a result, in some cases, more than one beneficial owner has been listed for the same securities. In accordance with Instruction 5 of Item 403, where more than one beneficial owner has been listed for the same securities, in computing the aggregate number of shares owned by directors and officers of the registrant as a group, those shares have been counted only once. See the footnotes below for specific share ownership details.

	Common Stock (1)
Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Officers and Directors
David C. Collins(2)(3)	4,195,227	31.74%
Eric R. Garen(2)(4)(5)	3,300,105	24.97%
Nicholas R. Schacht(2)(6)	0	*
David A. Booker(7)	2,707	*
Magnus Nylund(2)(10)	8,108	*
W. Mathew Juechter(2)(10)	46,843	*
Curtis A. Hessler(2)(10)	14,583	*
Stefan C. Riesenfeld(2)(10)	19,583	*
George T. Robson(2)(10)	18,623	*
Howard A. Bain III(2)(10)	13,789	*
Max S. Shevitz(2)	0	*
All directors and executive officers as a group (10 persons)(1)(6)(7)(9)	7,616,861	57.63%

5% Stockholders
Mary C. Collins(3)	4,195,227	31.74%
Theodore E. Guth(5)	1,147,065	8.68%
Mill Road Capital, L.P.(8)	1,315,549	9.95%

*	Less than 1%.
(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or group has the right to acquire within 60 days after January 22, 2013. These shares are deemed to be outstanding for purposes of computing the percentage of outstanding shares held by each person or group on that date, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. There were no shares issuable upon vested options or options and restricted stock units that vest within 60 days after January 22, 2013.
(2)	Dr. Collins is the Chairman of our Board and Chief Executive Officer and Mr. Garen is the Vice Chairman of our Board. Mr. Schacht is our former President and Chief Executive Officer and a former Director. Mr. Nylund is our Chief Information Officer and Mr. Shevitz is our President. Mr. Juechter, Mr. Hessler, Mr. Bain, Mr. Riesenfeld and Mr. Robson are directors. The address of these individuals is Learning Tree International, Inc., 1831 Michael Faraday Drive, Reston, Virginia 20190.

(3)	Dr. Collins and Mrs. Collins are married. Accordingly, the shares listed for Dr. Collins include 177,640 shares beneficially owned by Mrs. Collins, and those listed for Mrs. Collins include 1,382,205 shares beneficially owned by Dr. Collins, although each disclaims beneficial ownership of the other’s shares. The shares listed for Dr. Collins and Mrs. Collins both include: (i) 289,918 shares owned by the Collins Family Foundation, the directors of which are Dr. Collins and Mrs. Collins, but as to which they disclaim beneficial ownership; (ii) 238,323 shares owned by Adventures in Learning Foundation, of which Dr. Collins and Mrs. Collins are a minority of the trustees and as to which they disclaim beneficial ownership; and (iii) 1,837,141 shares owned by DCMA Holdings LP, of which Dr. Collins and Mrs. Collins are general partners, but as to which they disclaim beneficial ownership.
(4)	Mr. Garen’s beneficial ownership of shares includes: (i) 43,500 shares held by each of the Eric R. Garen 2011 Annuity Trust #1 and the Nancy Garen Annuity Trust #1; (ii) 20,637 shares held by each of the Eric R. Garen 2011 Annuity Trust #2 and the Nancy Garen 2011 Annuity Trust #2; (iii) 25,000 shares held by each of the Eric R. Garen 2009 Annuity Trust #3 and the Nancy Garen 2009 Annuity Trust #3; (iv) 218,808 shares held by Garen Family Foundation, a Section 501(c)(3) exempt private foundation of which the Reporting Person and his spouse are co-trustees and disclaim beneficial ownership; (v) 762,958 shares held by Garen Capital Partners, a family partnership; (vi) 154,999 shares held by Garen Dynasty Trust (“Dynasty Trust”), an irrevocable DE trust, of which Mr. Garen lacks voting and disposition power with respect to, and disclaims beneficial ownership of, all such shares; (vii) 496,033 shares held by the Nicole Suzanne Garen Family Trust, an irrevocable CA trust, of which Mr. Garen lacks voting and disposition power with respect to, and disclaims beneficial ownership of, all such shares; (viii) 496,033 shares held by the Steven Robert Garen Family Trust an irrevocable CA trust, of which Mr. Garen lacks voting and disposition power with respect to, and disclaims beneficial ownership of, all such shares; and (ix) 993,000 shares held by the Garen Family Trust. See footnote 5.
(5)	Mr. Guth has sole voting and disposition power, as Trustee, of the following shares, as to which he disclaims beneficial ownership: (i) 496,033 shares held by the Nicole Suzanne Garen Family Trust; (ii) 496,033 shares held by the Steven Robert Garen Family Trust; and (iii) 154,999 shares held by the Garen Dynasty Trust. Mr. Guth’s address is c/o Douglas Emmett, Inc., 808 Wilshire Boulevard, Suite 200, Santa Monica, California 90401.
(6)	Mr. Schacht’s employment with the Company ended January 17, 2012.
(7)	Mr. Booker’s employment with the Company ended March 23, 2012.
(8)	Based upon the information provided in the Schedule 13D/A filed by Mill Road Capital, L.P., reporting an aggregate of 483,778 shares directly held by Lane Five Partners LP and Pleades Investment Partners – LA, L.P. that Mill Road Capital, L.P., Mill Road Capital GP LLC, Thomas E. Lynch, Scott P. Scharfman, Lane Five Partners LP and Pleades Investment Partners – LA, L.P. may be deemed to have the shared power to vote (or direct the vote), or to dispose (or direct the disposal) of, as a result of the Voting Agreement. The address of these entities and individuals is 382 Greenwich Avenue, Suite One, Greenwich, CT 06830.
(9)	This does not include shares beneficially owned by Messrs. Schacht and Booker, as their respective employments with the Company have ended.
(10)	This amount does not include unvested grants of restricted stock units to our officers and directors. Unvested restricted stock units for Mr. Juechter, Mr. Hessler, Mr. Bain, Mr. Riesenfeld and Mr. Robson total 19,341 each and for Mr. Nylund total 4,636.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information as of September 28, 2012, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, including the 2007 Equity Incentive Plan. Each of these plans has been approved by the Company’s shareholders. The Company does not maintain any equity incentive plans that have not been approved by shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by security holders	24,058	$17.97	751,555

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Transactions

Dr. Collins oversees (with the concurrence of our Nominating and Corporate Governance Committee) an annual charitable budget of $200,000. In fiscal 2012, we paid a total of $233,100 to eleven charitable organizations. Mr. Garen and Mr. Hessler are members of the board of one of the charitable organizations.

Policies and Procedures for Approving Related Party Transactions

In January 2008, our Board adopted a Related Party Transaction Policy, which prescribes policies and procedures for approving a “related party transaction.” The term “related party transaction” is defined as any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which:

•	the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year;

•	we are a participant; and

•	any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than ten percent beneficial owner of another entity).

A “related party” is any person who, since the beginning of the last fiscal year for which we filed a Form 10-K and proxy statement (even if that person does not presently serve in that role), is or was:

•	an executive officer, director or nominee for election as a director;

•	a beneficial owner of more than 5 percent of any class of our voting securities;

•

an immediate family member of any of the persons named above, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5 percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5 percent beneficial owner; and

•	a firm, corporation or other entity in which any of the persons named above is employed or is a general partner or principal or in a similar position.

Our Board has delegated to our Nominating and Corporate Governance Committee the responsibility of reviewing and approving related party transactions. Our Nominating and Corporate Governance Committee either approves or disapproves of the entry into a related party transaction after reviewing the material facts of that related party transaction and taking into account such factors as our Nominating and Corporate Governance Committee deems appropriate. Approval of each related party transaction is given in advance, unless that is not practical, in which case ratification must be promptly sought from our Nominating and Corporate Governance Committee. Related party transactions that are ongoing are subject to ongoing review by our Nominating and Corporate Governance Committee to determine whether it is in our best interest and our stockholders best interest to continue, modify or terminate the related party transaction. No director may participate in the approval of a related party transaction with respect to which he or she is a related party.

DIRECTOR INDEPENDENCE

Based on information supplied to it by the directors, our Board has determined that Messrs. Bain, Riesenfeld, Robson, Hessler and Juechter are “independent” under the rules and regulations promulgated by the Nasdaq Stock Market. Our Board has determined that each member of our Audit Committee, Compensation and Stock Option Committee and Nominating and Corporate Governance Committee is “independent” as required by the rules and regulations promulgated by the SEC and the Nasdaq Stock Market.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For fiscal 2012 our independent auditors, as approved by our Audit Committee, were BDO USA, LLP, an independent registered public accounting firm. The following table presents fees for professional services rendered by BDO USA for fiscal 2011 and 2012:

	Fiscal 2012	Fiscal 2011
Audit Fees	$652,500	$808,500
Audit-Related Fees	$—	$—
Tax Fees(1)	$86,667	$139,983

(1)	Tax fees include fees principally incurred for assistance with the preparation of U.S. Federal and State returns and with other tax compliance matters.

Audit Committee Authorization of Audit and Non-Audit Services

Our Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent auditors engaged to conduct the annual audit of our consolidated financial statements. In addition, our Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors and require our Audit Committee to be informed of each service provided by the independent auditors. Such policies and procedures do not permit our Audit Committee to delegate its responsibilities under the Exchange Act to management. Our Audit Committee pre-approved 100 percent of the fees for services provided by BDO USA, LLP during fiscal 2012.

Our Audit Committee considered and determined that the provision of non-audit services by BDO USA, LLP was compatible with maintaining the auditors’ independence. Our Audit Committee has selected BDO USA, LLP as its auditor for fiscal 2013.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on the 28th day of January 2013.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ DAVID C. COLLINS, PH.D.
Name:	David C. Collins, Ph.D
Title:	Chief Executive Officer

By:	/s/ DAVID ASAI
Name:	David Asai
Title:	Interim Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2013.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2013.

*	Filed herewith.