Form 10-Q
period 2012-12-28
LEARNING TREE INTERNATIONAL INC
filed 2013-02-07
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27248

Learning Tree International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1831 Michael Faraday Drive Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $.0001 par value, outstanding as of January 31, 2013 was 13,217,484.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—December 28, 2012

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 28, 2012 (unaudited) and September 28, 2012	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 28, 2012 (unaudited) and December 30, 2011 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended December 28, 2012 (unaudited) and December 30, 2011 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
SIGNATURES		19
EXHIBIT INDEX		20

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 28, 2012	September 28, 2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$29,105	$25,784
Available for sale securities	1,018	6,131
Trade accounts receivable, net	15,849	16,831
Income tax receivable	1,970	1,623
Prepaid expenses	4,575	4,318
Deferred income taxes	96	250
Other current assets	2,305	2,361

Total current assets	54,918	57,298
Equipment, Property and Leasehold Improvements:
Education and office equipment	39,406	39,685
Transportation equipment	240	235
Property and leasehold improvements	27,300	28,807

	66,946	68,727
Less: accumulated depreciation and amortization	(47,894)	(48,186)

	19,052	20,541
Restricted interest-bearing investments	4,181	9,531
Deferred income taxes	498	742
Other assets	836	934

Total assets	$79,485	$89,046

Liabilities
Current Liabilities:
Trade accounts payable	$8,739	$9,700
Deferred revenues	29,825	31,899
Accrued payroll, benefits and related taxes	4,395	4,950
Other accrued liabilities	4,628	4,211
Income taxes payable	353	344
Current portion of deferred facilities rent and other	639	1,059

Total current liabilities	48,579	52,163
Asset retirement obligations	1,938	3,907
Deferred income taxes	362	437
Deferred facilities rent and other	4,627	6,851
Noncurrent tax liabilities	935	1,182

Total liabilities	56,441	64,540

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,217,484 and 13,175,225 issued and outstanding, respectively	1	1
Additional paid-in capital	5,826	5,756
Accumulated other comprehensive income (loss)	(70)	10
Retained earnings	17,287	18,739

Total stockholders’ equity	23,044	24,506

Total liabilities and stockholders’ equity	$79,485	$89,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three months ended
	December 28, 2012	December 30, 2011
Revenues	$33,290	$34,975
Cost of revenues	16,421	15,634

Gross profit	16,869	19,341
Operating expenses:
Course development	2,101	2,121
Sales and marketing	7,805	7,510
General and administrative	8,327	6,889

	18,233	16,520

Income (loss) from operations	(1,364)	2,821
Other income (expense):
Interest income, net	13	65
Foreign exchange losses	(54)	(11)
Other, net	22	(8)

	(19)	46

Income (loss) before provision for income taxes	(1,383)	2,867
Provision for income taxes	33	1,032

Net income (loss)	$(1,416)	$1,835

Earnings (loss) per share:
Income (loss) per common share—basic	$(0.11)	$0.14

Income (loss) per common share—diluted	$(0.11)	$0.14

Weighted average shares outstanding:
Weighted average shares—basic	13,189	13,493

Weighted average shares—diluted	13,189	13,493

Comprehensive income (loss):
Net income (loss)	$(1,416)	$1,835
Temporary recovery of available for sale securities	0	5
Foreign currency translation adjustments	(80)	(75)

Comprehensive income (loss)	$(1,496)	$1,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	December 28, 2012	December 30, 2011
Cash flows—operating activities
Net Income (loss)	$(1,416)	$1,835
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,793	1,077
Share based compensation	70	162
Deferred income taxes	306	272
Provision for doubtful accounts	30	7
Accretion on asset retirement obligations	35	50
Loss on disposal of equipment and leasehold improvements	55	7
Unrealized foreign exchange losses	25	43
Gain on lease termination	(132)	0
Changes in operating assets and liabilities:
Trade accounts receivable	986	2,800
Prepaid marketing expenses	81	(58)
Prepaid expenses and other assets	5,092	(679)
Income tax receivable / payable	(490)	389
Trade accounts payable	(735)	(80)
Deferred revenues	(2,045)	(2,883)
Deferred facilities rent and other charges	(1,564)	611
Asset retirement obligations	(3,015)	0
Other accrued liabilities	(189)	(701)

Net cash (used in) provided by operating activities	(1,113)	2,852

Cash flows—investing activities:
Purchases of available for sale securities	0	(5,187)
Sales of available for sale securities	5,104	3,347
Purchases of equipment, property and leasehold improvements	(521)	(401)
Proceeds from sale of equipment, property and leasehold improvements	10	0

Net cash provided by (used in) investing activities	4,593	(2,241)

Cash flows—financing activities:
Shares surrendered in lieu of tax withholding	(10)	(35)
Dividend	(26)	(13)

Net cash used in financing activities	(36)	(48)

Effects of exchange rate changes on cash and cash equivalents	(123)	22

Net increase in cash and cash equivalents	3,321	585
Cash and cash equivalents at beginning of period	25,784	40,293

Cash and cash equivalents at end of period	$29,105	$40,878

Supplemental disclosures:
New asset retirement obligation	1,022	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended September 28, 2012 included in our Annual Report on Form 10-K.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, the first quarter of the current fiscal year ended on December 28, 2012, while the first quarter of our prior fiscal year ended on December 30, 2011.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of December 28, 2012, and our results of operations for the three months ended December 28, 2012 and December 30, 2011, and our cash flows for the three months ended December 28, 2012 and December 30, 2011.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense of $0.1 million related to grants of employee stock options and restricted stock units was included in operating expenses during the three months ended December 28, 2012, and was charged in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.2 million for grants of employee stock options, restricted stock and restricted stock units for the three months ended December 30, 2011.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Three months ended December 28, 2012	Year ended September 28, 2012
ARO balance, beginning of period	$3,907	$3,598
Liabilities incurred	1,055	0
Accretion expense	35	204
Liabilities satisfied	(33)	0
Settlement of ARO liability	(3,015)	0
Foreign currency translation	(11)	105

ARO balance, end of period	$1,938	$3,907

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 111,800 restricted stock units were excluded from the computations of diluted earnings per share for the three months ended December 28, 2012 because their effect would not have been dilutive. Approximately 338,000 stock options were excluded from the computations of diluted earnings per share for the three months ended December 30, 2011. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	December 28, 2012	December 30, 2011
Numerator:
Net income (loss)	$(1,416)	$1,835
Denominator:
Weighted average shares outstanding
Basic	13,189	13,493
Effect of dilutive securities	0	0

Diluted	$13,189	$13,493

Income (loss) per common share—basic	$(0.11)	$0.14

Income (loss) per common share—diluted	$(0.11)	$0.14

NOTE 5—INCOME TAXES

The income tax provision used in the first three months of fiscal year 2013 reflects a (2.4)% effective tax rate compared to 36.0% for the first three months of fiscal year 2012. The Company has determined that a valuation allowance is necessary against its year-to-date U.S. losses. As a result, the Company is not able to benefit these losses in its first quarter of fiscal year 2013 tax provision to offset state taxes and local tax in foreign jurisdictions.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the first quarter of fiscal year 2013 and the first quarter of fiscal year 2012.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the first quarter of fiscal year 2013 and 2012 is as follows:

	Three months ended
	December 28, 2012	December 30, 2011
Revenues:
United States	$14,325	$15,591
Canada	3,854	4,103
United Kingdom	8,180	8,130
France	4,021	4,207
Sweden	2,355	2,331
Japan	555	613

Total	$33,290	$34,975

Gross profit:
United States	$6,171	$8,135
Canada	2,337	2,569
United Kingdom	4,030	4,265
France	2,348	2,383
Sweden	1,603	1,567
Japan	380	422

Total	$16,869	$19,341

Total assets:
United States	$39,330	$56,610
Canada	4,461	4,341
United Kingdom	20,327	24,699
France	7,425	8,127
Sweden	6,096	5,708
Japan	1,846	1,958

Total	$79,485	$101,443

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 28, 2012:
Commercial paper	$0	$0	$0	$0
Corporate Securities	1,018	0	0	1,018

	$1,018	$0	$0	$1,018

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 28, 2012:
Commercial paper	$0	$0	$0	$0
Corporate Securities	6,131	0	0	6,131

	$6,131	$0	$0	$6,131

The scheduled maturities of available for sale securities were as follows as of December 28, 2012:

Fair Value
Due within a year	$1,018
Due after one year through five years	0
Due after five years through ten years	0
Due after ten years	0

$1,018

Net sales of available for sale securities were $5.1 million for the three months ended December 28, 2012 and net purchases of available for sale securities were $1.8 million for the three months ended December 30, 2011. No realized gains or losses were recognized in either period.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months ended December 28, 2012 and December 30, 2011 we did not repurchase any shares of our common stock.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at December 28, 2012 and September 28, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 28, 2012:
Commercial paper	$0	$0	$0
Corporate Securities	1,018	0	0

	$1,018	$0	$0

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 28, 2012:
Commercial paper	$0	$0	$0
Corporate Securities	6,131	0	0

	$6,131	$0	$0

Level 3 Assets Measured at Fair Value on a Recurring Basis

There are no level 3 assets measured at fair value on a recurring basis as of December 28, 2012 and September 28, 2012.

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

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months ended December 28, 2012.

NOTE 11—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	December 28, 2012	September 28, 2012
Deferred rent	$639	$851
Sublease loss accruals	0	208

	$639	$1,059

Deferred Facilities Rent and Other

	December 28, 2012	September 28, 2012
Deferred rent	$4,627	$5,418
Sublease loss accruals	0	706
Other minimum lease payments	0	727

	$4,627	$6,851

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants or the Securities and Exchange Commission that would impact our condensed consolidated financial statements.

NOTE 13—RESTRUCTURING ACTIVITY

In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and our intention to close the Los Angeles, CA office facility in the first quarter of fiscal 2013. During the first quarter of fiscal 2013 we incurred $1.4 million of expense as follows:

	Three Months Ended
	December 28 2012	December 30 2011
Worldwide reduction in force	$262	$0
Depreciation of leasehold improvements	371	0
Contractual lease payments net of estimated sublease receipts	740	0

Total:	$1,373	$0

NOTE 14—UNITED KINGDOM LEASE TERMINATION

On November 14, 2012, we, together with our United Kingdom subsidiary, Learning Tree International Limited, and Laxton Properties Limited (the “Landlord”) surrendered our lease dated March 19, 1999 for Learning Tree International Limited’s Education Center facility in London (“Euston House”), which had been due to run through January, 2019. Learning Tree International Limited had been subleasing certain floors of the Euston House location to third-party subtenants. In conjunction with the surrender, the subleases reverted to the Landlord and Learning Tree International Limited entered into four new leases with the Landlord for just the space we needed to run our operations in London. We are party to each of the four new leases as guarantor for our subsidiary’s obligations. The four leases each became effective as of November 14, 2012 and cover the total rentable area of Euston House’s (1) ground and basement floors; (2) first floor; (3) second floor; and (4) part of the sixth floor. The first three leases run through November 13, 2022 and the fourth lease for part of the sixth floor runs through August 23, 2014. The aggregate annual minimum rent of the leases is £1.4 million ($2.3 million USD), compared to the original gross minimum rent of £2.8 million ($4.6 million USD) offset by £1.5 million ($2.4 million USD) in sublease rents for a net of £1.3 million ($2.2 million USD) under the prior lease. In connection with the early surrender of the original lease, we paid the landlord a £2.0 million ($3.2 million USD) surrender payment, we were released from our asset retirement obligation, estimated at £1.9 million ($3.0 million USD), to restore the leasehold to original condition, and the £5.0 million ($8.1 million USD) deposit that was being held in escrow as security against our default on the rental payments was released to Learning Tree International Limited by the Landlord. Under the terms of the new leases deposits totaling £1.7 million ($2.7 million USD) have been placed with the Landlord as security against our default on the rental payments under the leases. The net impact to net income (loss) for the first quarter of fiscal year 2013 taking into account the surrender payment, the release of the ARO, and reversal of deferred rents was less than £0.1 million ($0.1 million USD).

NOTE 15—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of December 28, 2012 through the date the financial statements were filed, and have determined that there are no subsequent events that require disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 (our “2012 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 12 and elsewhere in our 2012 10-K, as well as in our other filings with the Securities and Exchange Commission.

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

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and generate approximately half of our revenues internationally. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites. Based on their sophistication and quality, Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors and are a Registered Education Provider of the Project Management Institute.

Our instructors are not full time employees; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms as independent consultants or full-time employees elsewhere when they are not teaching. On average, each expert instructor teaches about 10 courses per year on an “as needed” basis. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so over half of our course delivery costs are variable. In addition to the delivery of our courses in our state-of-the-art education centers, our infrastructure and logistical capabilities allow us to coordinate, plan and deliver our courses at hotels, conference facilities and customer sites worldwide.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

KEY METRICS OF OUR FIRST QUARTER OF FISCAL YEAR 2013

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three months ended December 28, 2012:

•	Revenues decreased 4.8% to $33.3 million from $35.0 million in the same quarter of fiscal year 2012.

•	Our gross profit declined to 50.7% of revenues from 55.3% of revenues for the same quarter of fiscal year 2012.

•

Operating expenses increased by $1.7 million compared to the same quarter of our prior fiscal year. Operating expenses were 54.8% of revenues compared to 47.2% of revenues for the same quarter of fiscal year 2012.

•	Loss from operations was $1.4 million compared to income from operations of $2.8 million in the same quarter of fiscal year 2012.

•	Net loss was $1.4 million compared to net income of $1.8 million in our first quarter of fiscal year 2012.

•	The sum of cash and cash equivalents and current available for sale securities decreased $1.8 million to $30.1 million at December 28, 2012 compared with $31.9 million at September 28, 2012.

•	Net working capital (current assets minus current liabilities) increased by $1.2 million to $6.3 million at December 28, 2012 compared with $5.1 million at September 28, 2012.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended
	December 28, 2012	December 30, 2011
Revenues	100.0%	100.0%
Cost of revenues	49.3%	44.7%

Gross profit	50.7%	55.3%
Operating expenses:
Course development	6.3%	6.1%
Sales and marketing	23.5%	21.5%
General and administrative	25.0%	19.6%

Total operating expenses	54.8%	47.2%

Income from operations	-4.1%	8.1%
Other income (expense), net	-0.1%	0.1%

Income before taxes	-4.2%	8.2%
Income tax provision	0.1%	3.0%

Net income	-4.3%	5.2%

THREE MONTHS ENDED DECEMBER 28, 2012 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 30, 2011

Revenues. Revenues of $33.3 million in our first quarter of fiscal year 2013, represented a decrease of $1.7 million or 4.8% compared to revenues of $35.0 million in the same quarter of fiscal year 2012. The decrease in revenues primarily resulted from a 3.8% decrease in the number of course participants and a 1.2% reduction in average revenue per participant. The decrease in the number of participants is partially the result of cancelling 28 course events in the New York/New Jersey region and four course events in the Washington DC area as a result of Hurricane Sandy. We also experienced weakened demand in our US operations over uncertainty with the federal government’s resolution to the fiscal cliff issue. Revenue per participant declined primarily as a result of lower prices realized from participants attending under our discounted voucher and passport programs. Changes in foreign exchange rates reduced revenues by 0.4%.

During our first quarter of fiscal year 2013, we trained 19,189 course participants, a 3.8% decrease from the 19,941 course participants we trained in the first quarter of fiscal year 2012.

During our first quarter of fiscal year 2013, we provided 67,809 attendee-days of training, compared to 69,460 attendee-days in the same quarter in fiscal year 2012. In our IT courses during our first quarter of fiscal year 2013, we provided 40,635 attendee-days of training, a 0.2% decrease from the 40,720 attendee-days in the corresponding period in fiscal year 2012. In our management courses during our first quarter of fiscal year 2013, we provided 27,174 attendee-days of training, a 5.5% decrease from the 28,740 attendee-days in the corresponding period in fiscal year 2012.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our first quarter of fiscal year 2013, we presented 1,544 events, a 10.2% decrease from 1,720 events during the same period in fiscal year 2012. Our cost of revenues for our first quarter of fiscal year 2013 was $16.4 million, or 49.3% of revenues, compared to $15.6 million, or 44.7% of revenues, in the same period in fiscal year 2012. Accordingly, our gross profit percentage for the first quarter of fiscal year 2013 was 50.7% compared to 55.3% in the same quarter of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our first quarter of fiscal 2013 reflects the reduction of 1.2% in revenue per participant and a 9.2% increase in cost per participant. Cost of revenues for the first quarter of fiscal year 2013 were adversely impacted by Hurricane Sandy, including both the costs for cancelled course events, and also increased costs which we incurred while the building housing our New York education center was closed after the hurricane, requiring us to relocate course events to hotel conference rooms. Our estimate of Hurricane Sandy costs for the first quarter is $0.4 million. Cost of revenues were also negatively impacted by $0.4 million in increased depreciation costs primarily resulting from the purchase we made in the third quarter of fiscal 2012 of new computer equipment for use in our courses, as well as increased instructor costs related to our AnyWare and PC Choice offerings. Changes in foreign exchange rates do not materially affect our gross profit percentage, since exchange rate changes affect our cost of revenues by approximately the same percentage as they affect our revenues.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. Costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses.

During our first quarter of fiscal year 2013 course development expenses were 6.3% of revenues, compared to 6.1% in the same quarter of fiscal year 2012. Overall spending on course development in our first quarter of fiscal year 2013 was $2.1 million, the same as we spent on course development in our first quarter of fiscal year 2012. The first quarter of fiscal year 2013 included a $0.3 million restructuring charge for severance costs related to the closure of our El Segundo, CA offices.

In our first quarter of fiscal year 2013, we introduced five new IT course titles and three new management course titles and retired eighteen IT course titles and six management course titles. At the end of our first quarter of fiscal year 2013, our library of instructor-led courses numbered 193 titles compared with 215 titles at the end of the same quarter of fiscal year 2012. At the end of our first quarter of this fiscal year, our library of IT titles numbered 120, compared to 132 at the end of the same quarter of fiscal year 2012. We had 73 management titles in our course library at the end of our first quarter of fiscal year 2013, compared with 83 titles at the end of the same quarter of fiscal year 2012.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of: designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expense in our first quarter of fiscal year 2013 was 23.5% of revenues, compared to 21.5% in the same quarter in fiscal year 2012. Sales and marketing expense was $7.8 million in our first quarter of fiscal year 2013, compared to $7.5 million during our first quarter of fiscal year 2012.

General and Administrative Expenses. General and administrative expense in our first quarter of fiscal year 2013 was 25.0% of revenues, compared with 19.6% for the same quarter in fiscal year 2012. General and administrative expense during our first quarter of fiscal year 2013 was $8.3 million, an increase of $1.4 million compared to $6.9 million in our first quarter of fiscal year 2012. The increase was due to $0.8 million in costs incurred by a special committee of our Board of Directors to evaluate two proposed offers and any other expressions of interest to acquire the company, and a $1.1 million restructuring charge related to the closure of our El Segundo, CA offices, partially offset by lower salary and benefit costs.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our first quarters of fiscal years 2013 and 2012, other income (expense), net totaled less than $0.1 million.

Income Taxes. Our income tax provision in our first quarter of fiscal year 2013 was less than $0.1 million, compared to $1.0 million in our first quarter of fiscal year 2012. The effective tax rate for the first quarter of fiscal year 2013 was (2.4)%. The effective tax rate for the first quarter of fiscal year 2012 was 36.0%. The Company has determined that a valuation allowance is necessary against its year-to-date U.S. losses. As a result, the Company is not able to benefit these losses in its first quarter of fiscal year 2013 tax provision to offset state taxes and local tax in foreign jurisdictions.

Net Income (Loss). Our net loss for our first quarter of fiscal year 2013 was $1.4 million compared to net income of $1.8 million for our first quarter of fiscal year 2012.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2012 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 28, 2012 include cash and cash equivalents on hand of $29.1 million. During the first three months of fiscal year 2013, our total cash and cash equivalents increased by $3.3 million, largely as a result of cash provided by investing activities of $4.6 million which was partially offset by cash used in operations of $1.1 million.

At December 28, 2012 our net working capital (current assets minus current liabilities) was $6.3 million, a $1.2 million increase from our working capital balance at September 28, 2012. Current assets decreased $2.4 million due primarily to decreases in available for sale securities and trade receivables partially offset by an increase in cash and prepaid expenses. Current liabilities decreased $3.6 million primarily due to a decrease in deferred revenues and trade payables.

Cash Flows. Our cash and cash equivalents increased $3.3 million to $29.1 million at December 28, 2012 from $25.8 million at September 28, 2012 (table in thousands).

	Three months ended
	December 28, 2012	December 30, 2011	Net Change
Cash (used in) provided by operating activities	$(1,113)	$2,852	$(3,965)
Cash provided by(used in) investing activities	4,593	(2,241)	6,834
Cash used in financing activities	(36)	(48)	12
Effects of exchange rate changes on cash and cash equivalents	(123)	22	(145)

Net increase in cash and cash equivalents	$3,321	$585	$2,736

Cash used in operating activities increased by $4.0 million in the first three months of fiscal year 2013. Cash provided by investing activities increased by $6.8 million in the first three months of fiscal year 2013, due primarily to an increase in net sales of available for sale securities of $6.9 million partially offset by an increase in the purchases of equipment and other capital assets of $0.1 million.

Liquidity. We have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. Based on current forecasts, we believe that such funds and other financing available to the company will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the three months ended December 28, 2012, we made capital expenditures of $0.5 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $4.6 million in equipment and other capital assets during the remainder of fiscal year 2013 using cash and cash equivalents on hand. Our contractual obligations as of December 28, 2012 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2012 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2012 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

UPDATE ON POSSIBLE ACQUISITION OF THE COMPANY

On September 19, 2012, the Company announced receipt of an unsolicited, non-binding proposal from David C. Collins, Chairman and Chief Executive Officer of the Company, and his wife, Mary C. Collins, to acquire all of the outstanding shares of the Company that they do not already own for a $5.24 per-share price in cash. On January 31, 2013, the Special Committee of the Board of Directors of the Company received a letter from Dr. and Mrs. Collins, withdrawing their proposal. On February 4, 2013, Mill Road Capital, L.P. sent a letter to the Special Committee of the Board of Directors of the Company, asserting its continued interest in purchasing the outstanding shares of the Company that it does not already own for a price of $5.80 per share. Mill Road Capital, L.P. previously indicated such interest in its letter, dated September 21, 2012, to the Special Committee of the Board of Directors of the Company.

FUTURE OUTLOOK

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

Effect of Exchange Rates. Over half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of February 1, 2013 remain constant for the remainder of our second quarter we would expect changes in foreign exchange rates to reduce revenues by about 1% in our second quarter of fiscal year 2013 compared to our same quarter of fiscal year 2012.

Second Quarter Revenues. We currently expect revenues for our second quarter of fiscal year 2013 of between $27.3 million and $29.0 million, compared to revenues of $28.9 million in our second quarter of fiscal year 2012.

Second Quarter Gross Profit. We expect a gross profit percentage in our second quarter of fiscal year 2013 of between 45.3% and 46.8% compared to 49.7% in our second quarter of fiscal year 2012. As a reminder, our gross profit percentage is generally at its lowest level during our second fiscal quarter because the seasonally lower business volume of our second quarter means that our fixed direct costs are allocated over a relatively smaller number of course events than in other quarters.

Second Quarter Operating Expenses. We expect overall operating expenses for our second quarter of fiscal year 2013 to be between $17.7 million and $18.3 million, compared to $17.9 million in the same quarter a year earlier.

Second Quarter Loss from Operations. As a result of the above factors, we expect to incur a second quarter operating loss of between $4.2 million and $5.9 million compared with an operating loss of $3.5 million in our second quarter of fiscal year 2012.

Second Quarter Interest Income. We expect second quarter interest income to be less than $0.1 million.

Second Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our second quarter of fiscal year 2013 of between $4.2 million and $5.9 million, compared with a pre-tax loss of $3.7 million in our second quarter of fiscal year 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that we believe have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of December 28, 2012, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

We do not believe that there are any material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2012 10-K. Please refer to that section of our 2012 10-K for disclosure regarding the risks and uncertainties related to our business.

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

February 7, 2013	LEARNING TREE INTERNATIONAL, INC.

	By:	/s/ David C. Collins, Ph.D.
David C. Collins, Ph.D.
Chief Executive Officer

	By:	/s/ David W. Asai
David W. Asai
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference

3.1	Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

3.4	Bylaws of Registrant, adopted August 29, 1995, as amended through November 8, 2006.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

4.1	Form of Common Stock Certificate.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.1*	Employment Agreement, dated January 26, 2012, between Registrant and Max Shevitz.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012

10.2*	Employment Agreement, dated February 1, 2012, between Registrant and David C. Collins.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 1, 2012

31.1	Section 302 Certification of Chief Executive Officer.	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 906 Certification of Chief Executive Officer.	Filed herewith.

32.2	Section 906 Certification of Chief Financial Officer.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.