Form 10-Q
period 2013-03-29
LEARNING TREE INTERNATIONAL INC
filed 2013-05-09
CIK 1002037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

The number of shares of common stock, $.0001 par value, outstanding as of May 03, 2013 was 13,217,484.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—March 29, 2013

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 29, 2013 (unaudited) and September 28, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended March 29, 2013 (unaudited) and March 30, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2013 (unaudited) and March 30, 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		22

EXHIBIT INDEX		23

PART I—FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 29, 2013	September 28, 2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$26,317	$25,784
Available for sale securities	0	6,131
Trade accounts receivable, net	13,307	16,831
Income tax receivable	1,833	1,623
Prepaid expenses	4,431	4,318
Deferred income taxes	96	250
Other current assets	2,593	2,361
Total current assets	48,577	57,298
Equipment, Property and Leasehold Improvements:
Education and office equipment	38,009	39,685
Transportation equipment	232	235
Property and leasehold improvements	27,462	28,807
	65,703	68,727
Less: accumulated depreciation and amortization	(47,507)	(48,186)
	18,196	20,541
Restricted interest-bearing investments	4,018	9,531
Deferred income taxes	474	742
Other assets	785	934
Total assets	$72,050	$89,046

Liabilities
Current Liabilities:
Trade accounts payable	$7,080	$9,700
Deferred revenues	29,084	31,899
Accrued payroll, benefits and related taxes	4,108	4,950
Other accrued liabilities	3,412	4,211
Income taxes payable	358	344
Current portion of deferred facilities rent and other	1,018	1,059
Total current liabilities	45,060	52,163
Asset retirement obligations	1,869	3,907
Deferred income taxes	362	437
Deferred facilities rent and other	5,448	6,851
Noncurrent tax liabilities	948	1,182
Total liabilities	53,687	64,540
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,217,484 and 13,175,225 issued and outstanding, respectively	1	1
Additional paid-in capital	5,896	5,756
Accumulated comprehensive income (loss)	(796)	10
Retained earnings	13,262	18,739
Total stockholders' equity	18,363	24,506
Total liabilities and stockholders' equity	$72,050	$89,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three months ended		Six months ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenues	$26,933	$28,942	$60,223	$63,917
Cost of revenues	14,859	14,558	31,280	30,192
Gross profit	12,074	14,384	28,943	33,725
Operating expenses:
Course development	1,930	2,070	4,031	4,191
Sales and marketing	7,312	8,360	15,117	15,870
General and administrative	6,667	7,468	14,994	14,357
	15,909	17,898	34,142	34,418
Loss from operations	(3,835)	(3,514)	(5,199)	(693)
Other income (expense):
Interest income, net	8	58	21	123
Foreign exchange gains (losses)	214	(251)	160	(262)
Other, net	(16)	2	6	(6)
	206	(191)	187	(145)
Loss before provision for income taxes	(3,629)	(3,705)	(5,012)	(838)
Provision (benefit) for income taxes	386	(1,586)	419	(554)
Net loss	$(4,015)	$(2,119)	$(5,431)	$(284)
Loss per share:
Loss per common share - basic	$(0.30)	$(0.16)	$(0.41)	$(0.02)
Loss per common share - diluted	$(0.30)	$(0.16)	$(0.41)	$(0.02)
Weighted average shares outstanding:
Weighted average shares - basic	13,217	13,511	13,203	13,502
Weighted average shares - diluted	13,217	13,511	13,203	13,502
Comprehensive loss:
Net loss	$(4,015)	$(2,119)	$(5,431)	$(284)
Temporary recovery of available for sale securities	0	(3)	0	2
Foreign currency translation adjustments	(726)	334	(806)	259
Comprehensive loss	$(4,741)	$(1,788)	$(6,237)	$(23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six months ended
	March 29, 2013	March 30, 2012
Cash flows - operating activities
Net loss	$(5,431)	$(284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,206	2,139
Share based compensation	141	176
Deferred income taxes	299	742
Provision for doubtful accounts	94	34
Accretion on asset retirement obligations	55	101
Losses on disposal of equipment and leasehold improvements	44	6
Unrealized foreign exchange (gains) losses	(212)	236
Gain on lease termination	(132)	0
Changes in operating assets and liabilities:
Trade accounts receivable	3,220	5,108
Asset retirement obligations	(2,962)	0
Prepaid expenses and other assets	4,789	(429)
Income tax receivable / payable	(255)	(1,695)
Trade accounts payable	(2,237)	1
Deferred revenues	(2,242)	(2,289)
Deferred facilities rent and other	(998)	296
Other accrued liabilities	(816)	(631)
Net cash (used in) provided by operating activities	(3,437)	3,511
Cash flows - investing activities:
Purchases of available for sale securities	0	(18,447)
Sales of available for sale securities	6,118	7,839
Purchases of equipment, property and leasehold improvements	(1,413)	(1,073)
Proceeds from sale of equipment, property and leasehold improvements	13	0
Net cash provided by (used in) investing activities	4,718	(11,681)
Cash flows - financing activities:
Dividends paid	(26)	(30)
Shares surrendered in lieu of tax withholding	(20)	(39)
Net cash used in financing activities	(46)	(69)
Effects of exchange rate changes on cash and cash equivalents	(702)	312
Net increase (decrease) in cash and cash equivalents	533	(7,927)
Cash and cash equivalents at beginning of period	25,784	40,293
Cash and cash equivalents at end of period	$26,317	$32,366

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ended on March 29, 2013, while our second quarter of the prior fiscal year ended on March 30, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of March 29, 2013, and our results of operations for the three months and six months ended March 29, 2013 and March 30, 2012, and our cash flows for the six months ended March 29, 2013 and March 30, 2012.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense of less than $0.1 million and $0.1 million related to grants of employee stock options and restricted stock units was included in operating expenses during the three months and six months ended March 29, 2013, respectively,  and was charged in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of less than $0.1 million and $0.2 million for grants of employee stock options, restricted stock and restricted stock units for the three months and six months ended March 30, 2012, respectively.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Six months ended March 29, 2013	Year ended September 28, 2012
ARO balance, beginning of period	$3,907	$3,598
Liabilities incurred	1,035	0
Accretion expense	55	204
Liabilities satisfied	(31)	0
Settlement of ARO liability	(2,962)	0
Foreign currency translation	(135)	105
ARO balance, end of period	$1,869	$3,907

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 111,800 restricted stock units were excluded from the computations of diluted earnings (loss) per share for the three and six months ended March 29, 2013, because their effect would have been anti-dilutive. Approximately 282,000 stock options and restricted stock units were excluded from the computations of diluted earnings (loss) per share for the three and six months ended March 30, 2012, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Numerator:
Net loss	$(4,015)	$(2,119)	$(5,431)	$(284)

Denominator:
Weighted average shares outstanding
Basic	13,217	13,511	13,203	13,502
Effect of dilutive securities	0	0	0	0
Diluted	$13,217	$13,511	$13,203	$13,502

Loss per common share - basic	$(0.30)	$(0.16)	$(0.41)	$(0.02)
Loss per common share - diluted	$(0.30)	$(0.16)	$(0.41)	$(0.02)

NOTE 5—INCOME TAXES

          Our income tax provision in our second quarter of fiscal year 2013 was $0.4 million compared to a benefit of $1.6 million in our second quarter of fiscal year 2012.  Our income tax provision for the first six months of fiscal year 2013 is $0.4 million compared to a benefit of $0.6 million for the first six months of fiscal year 2012.  Our second quarter 2013 provision of $0.4 million is composed of income tax expense for the Company's foreign subsidiaries of $0.2 million and a state tax assessment in the United States of $0.2 million.  The benefit of $0.6 million for the first six months of fiscal year 2012 was a result of the release of uncertain tax positions.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the first six months of fiscal year 2013 and the first six months of fiscal year 2012.

We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan.

Summarized financial information by country for the first six months of fiscal year 2013 and 2012 is as follows:

	Three months ended		Six months ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenues:
United States	$12,979	$12,976	$27,303	$28,568
Canada	3,935	4,022	7,789	8,125
United Kingdom	6,331	7,585	14,511	15,715
France	1,870	2,208	5,891	6,414
Sweden	1,464	1,769	3,819	4,100
Japan	354	382	910	995
Total	$26,933	$28,942	$60,223	$63,917

Gross profit:
United States	$4,984	$5,930	$11,155	$14,065
Canada	2,496	2,456	4,833	5,026
United Kingdom	2,855	3,748	6,885	8,012
France	670	904	3,018	3,287
Sweden	866	1,098	2,469	2,665
Japan	203	248	583	670
Total	$12,074	$14,384	$28,943	$33,725

Total assets:
United States	$33,547	$54,161
Canada	4,016	4,585
United Kingdom	20,316	25,053
France	6,370	8,216
Sweden	6,118	6,082
Japan	1,683	1,737
Total	$72,050	$99,834

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

March 29, 2013:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commericial Paper	$0	$0	$0	$0
Corporate Securities	0	0	0	0
	$0	$0	$0	$0

September 28, 2012:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commericial Paper	$0	$0	$0	$0
Corporate Securities	6,131	0	0	6,131
	$6,131	$0	$0	$6,131

Sales of available for sale securities were $1.0 million and $6.1 million for the three months and six months ended March 29, 2013 and net purchases were $8.8 million and $10.6 million for the three months and six months ended March 30, 2012. No realized gains or losses were recognized in either period.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months and six months ended March 29, 2013 and the three months and six months ended March 30, 2012  we did not repurchase any shares of our common stock.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at March 29, 2013 and September 28, 2012:

March 29, 2013:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$0	$0	$0
Corporate Securities	0	0	0
	$0	$0	$0

September 28, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$0	$0	$0
Corporate Securities	6,131	0	0
	$6,131	$0	$0

Level 3 Assets Measured at Fair Value on a Recurring Basis

There are no level 3 assets measured at fair value on a recurring basis as of March 29, 2013 and September 28, 2012.

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

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months and six months ended March 29, 2013.

NOTE 11—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	March 29, 2013	September 28, 2012
Deferred rent	$917	$851
Lease loss accruals	101	208
	$1,018	$1,059

Deferred Facilities Rent and Other

	March 29, 2013	September 28, 2012
Deferred rent	$5,439	$5,418
Lease loss accruals	9	706
Other minimum lease payments	-	727
	$5,448	$6,851

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants or the Securities and Exchange Commission that would impact our condensed consolidated financial statements.

NOTE 13—RESTRUCTURING ACTIVITY

In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and our intention to close the Los Angeles, CA office facility in the first quarter of fiscal 2013. During the first six months of fiscal 2013 we incurred $1.4 million of expense as follows:

	Three Months Ended		Six Months Ended
	March 29 2013	March 30 2012	March 29 2013	March 30 2012

Worldwide reduction in force	$0	$0	$262	$0
Depreciation of leasehold improvements	0	0	371	0
Contractual lease payments net of estimated sublease receipts	0	0	740	0

Total:	$0	$0	$1,373	$0

NOTE 14—SUBSEQUENT EVENTS

On April 17, 2013, we combined our US and Canadian operating units into one North American operating unit. The restructuring has resulted in the elimination of duplicate positions and the severing of several management employees.  In our third quarter of fiscal 2013 we will incur approximately $0.4 million in severance cost.

We have evaluated all events subsequent to the balance sheet date of March 29, 2013 through the date the financial statements were filed, and have determined that there are no subsequent events that require disclosure.

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

We design our own vendor-independent IT courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. All Learning Tree courses are highly interactive, and incorporate extensive hands-on exercises or case study workshops. Our IT courses are designed around highly practical hands-on exercises and workshops that provide participants with extensive in-class experience mastering the tools and techniques they can apply immediately upon returning to their jobs.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and generate approximately half of our revenues internationally. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites. Based on their sophistication and quality, Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. In the UK, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a programme administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors, are a Registered Education Provider of the Project Management Institute, are an APMG International Accredited Training Organization, are an International Institute of Business Analysis (IIBA) Endorsed Education Provider, and are a SFIA Foundation Accredited Training Partner..

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

KEY METRICS OF OUR SECOND QUARTER AND SIX MONTHS OF FISCAL YEAR 2013

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations,

For the three months ended March 29, 2013:

•	Revenues decreased 6.9% to $26.9 million from $28.9 million in the same quarter of fiscal year 2012.

•	Gross profit declined to 44.8% of revenues from 49.7% of revenues for the same quarter of fiscal year 2012.

•
Operating expenses decreased by $2.0 million compared to the same quarter of our prior fiscal year. Operating expenses for our second quarter of fiscal year 2013 were 59.1% of revenues compared to 61.8% of revenues for the same quarter of fiscal year 2012.

•	Loss from operations was $3.8 million compared to $3.5 million in the same quarter of fiscal year 2012.

•	Net loss of $4.0 million compared to net loss of $2.1 million in our second quarter of fiscal year 2012.

•	The sum of cash and cash equivalents and current available for sale securities decreased $5.6 million to $26.3 million at March 29, 2013 compared with September 28, 2012.

•	Net working capital (current assets minus current liabilities) decreased to $3.5 million at March 29, 2013 compared with $5.1 million at September 28, 2012.

For the six months ended March 29, 2013:

•	Revenues decreased 5.8% to $60.2 million from $63.9 million in the same period of fiscal year 2012.

•	Gross profit declined to 48.1% of revenues from 52.8% of revenues for the same period of fiscal year 2012.

•
Operating expenses decreased by $0.3 million compared to the same period of our prior fiscal year. Operating expenses were 56.7% of revenues compared to 53.9% of revenues for the same period of fiscal year 2012.

•	Loss from operations was $5.2 million compared to $0.7 million in the same period of fiscal year 2012.

•	Net loss was $5.4 million compared to $0.3 million in our first six months of fiscal year 2012.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended		Six months ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.2%	50.3%	51.9%	47.2%
Gross profit	44.8%	49.7%	48.1%	52.8%
Operating expenses:
Course development	7.2%	7.1%	6.7%	6.6%
Sales and marketing	27.1%	28.9%	25.1%	24.8%
General and administrative	24.8%	25.8%	24.9%	22.5%
Total operating expenses	59.1%	61.8%	56.7%	53.9%
Loss from operations	-14.3%	-12.1%	-8.6%	-1.1%
Other income (expense), net	0.8%	-0.7%	0.3%	-0.2%
Loss before taxes	-13.5%	-12.8%	-8.3%	-1.3%
Income tax provision (benefit)	1.4%	-5.5%	0.7%	-0.9%
Net loss	-14.9%	-7.3%	-9.0%	-0.4%

THREE AND SIX MONTHS ENDED MARCH 29, 2013 COMPARED WITH THE THREE AND SIX MONTHS ENDED MARCH 30, 2012

Revenues. Our revenues of $26.9 million in our second quarter of fiscal year 2013 were 6.9% lower than revenues of $28.9 million in the same quarter of fiscal year 2012. The decrease in revenues primarily resulted from a 2.9% reduction in average revenue per participant and a 4.1% decrease in the number of course participants. The decrease in revenues is primarily attributable to our European operations as revenues for our North American operations remained fairly constant quarter over quarter. The decrease in average revenue per participant compared to the same quarter of our prior year was primarily the result of lower prices realized from participants attending under our discounted passport programs. Changes in foreign exchange rates reduced revenues by 0.4%. The decrease in the number of course participants is attributed to weakened demand in our European operations.

 During our second quarter of fiscal year 2013, we trained 16,978 course participants, a 4.1% decrease from the 17,696 course participants we trained in our second quarter of fiscal year 2012.

During our second quarter of fiscal year 2013, we provided 58,494 attendee-days of training, compared to 60,825 attendee-days in the same quarter in fiscal year 2012. In our IT courses during our second quarter of fiscal year 2013, we provided 36,900 attendee-days of training, a 4.6% increase from the 35,279 attendee-days in the corresponding period in fiscal year 2012. In our management courses during our second quarter of fiscal year 2013, we provided 21,594 attendee-days of training, a 15.5% decrease from the 25,546 attendee-days in the corresponding period in fiscal year 2012.

Our revenues of $60.2 million during the first six months of fiscal year 2013 were 5.8% lower than revenues of $63.9 million in the same period of fiscal year 2012. The decrease in revenues primarily resulted from a 2.0% reduction in average revenue per participant and a 3.9% decrease in the number of course participants. The decrease in the number of course participants is attributed to weakened demand in our European operations  and weather related cancellations in the US during the first quarter of fiscal 2013.

During the first six months of fiscal year 2013, we trained 36,167 course participants, a 3.9% decrease from the 37,637 course participants we trained in the first six months of fiscal year 2012.

During the first six months of fiscal year 2013, we provided 126,347 attendee-days of training, compared to 130,430 attendee-days in the same period in fiscal year 2012. In our IT courses during our first six months of fiscal year 2013, we provided 77,588 attendee-days of training, a 2.1% increase from the 75,995 attendee-days in the corresponding period in fiscal year 2012. In our management courses during our first six months of fiscal year 2013, we provided 48,759 attendee-days of training, a 10.4% decrease from the 54,435 attendee-days in the corresponding period in fiscal year 2012.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our second quarter of fiscal year 2013, we presented 1,321 events, a 9.1% decrease from 1,454 events during the same period in fiscal year 2012. Our cost of revenues for our second quarter of fiscal year 2013 was $14.9 million, or 55.2% of revenues, compared to $14.6 million, or 50.3% of revenues, in the same period in fiscal year 2012. Accordingly, our gross profit percentage for our second quarter of fiscal year 2013 was 44.8% compared to 49.7% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2013 primarily reflects the combined impact of a reduction of 2.9% in revenue per participant and a 6.4% increase in cost per participant The increase in our cost per participant is primarily the result of higher instructor costs, increased depreciation expense related to the replacement of classroom equipment during our third and fourth quarters of fiscal 2012, and the apportionment of fixed costs related to our education centers over a lower revenue base. Changes in foreign exchange rates do not materially affect our gross profit percentage, since exchange rate changes affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first six months of fiscal year 2013, we presented 2,865 events, a 9.7% decrease from 3,174 events during the same period in fiscal year 2012. Our cost of revenues for our first six months of fiscal year 2013 was $31.3 million, or 51.9% of revenues, compared to $30.2 million, or 47.2% of revenues, in the same period in fiscal year 2012. Accordingly, our gross profit percentage for our first six months of fiscal year 2013 was 48.1% compared to 52.8% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues during our first six months of fiscal year 2013 primarily reflects a reduction of 2.0% in revenue per participant while cost per participant increased 7.8%.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our second quarter of fiscal year 2013 course development expenses were 7.2% of revenues, compared to 7.1% in the quarter of fiscal year 2012. Overall spending on course development in our second quarter of fiscal year 2013 was $1.9 million, compared to $2.0 million spent on course development in our second quarter of fiscal year 2012, a decrease of 6.8%. The activities associated with new course development and existing course revisions remained constant as compared to the same quarter of the prior year.

Course development expense during the first six months of fiscal year 2013 was $4.0 million, a decrease of $0.2 million compared to $4.2 million in the same period of fiscal year 2012.

In our second quarter of fiscal year 2013, we introduced five new IT course titles and one new management course title and retired nine management course titles and eight IT course titles. At the end of our second quarter of fiscal year 2013, our library of instructor-led courses numbered 182 titles compared with 215 titles at the end of the same quarter of fiscal year 2012. At the end of our second quarter of this fiscal year, we had 117 IT titles in our course library, compared with 132 titles at the end of the same quarter of fiscal year 2012. Our library of management titles numbered 65 at the end of our second quarter of fiscal year 2013, compared to 83 at the end of the same quarter of fiscal year 2012.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expense in our second quarter of fiscal year 2013 was 27.1% of revenues, compared to 28.9% in the same quarter of fiscal year 2012. Sales and marketing expense was $7.3 million in our second quarter of fiscal year 2013, compared to $8.4 million during our second quarter of fiscal year 2012. The net decrease of $1.1 million resulted primarily from reduced personnel expenses.

Sales and marketing expense during the first six months of fiscal year 2013 was $15.1 million, a decrease of $0.8 million compared to $15.9 million in the same period of fiscal year 2012. The net decrease was due primarily to decreases in personnel expense of $1.6 million offset by increases in direct marketing expenditures of $0.8 million.

General and Administrative Expenses. General and administrative expense in our second quarter of fiscal year 2013 was 24.8% of revenues, compared with 25.8% for the same quarter in fiscal year 2012. General and administrative expense during our second quarter of fiscal year 2013 was $6.7 million, a decrease of $0.8 million compared to $7.5 million in our second quarter of fiscal year 2012. The net decrease was due primarily to decreases in severance expense.

General and administrative expense during the first six months of fiscal year 2013 was $15.0 million, an increase of $0.6 million compared to $14.4 million in the same period of fiscal year 2012. The increase was due to $1.2 million in costs incurred by a special committee of our Board of Directors to evaluate two proposed offers and any other expressions of interest to acquire the Company, and a $1.1 million restructuring charge related to the closure of our El Segundo, CA offices, offset by $1.7 million in lower salary, benefit, and severance costs.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our second quarter of fiscal year 2013, other income was $0.2 million compared to other expense of $0.2 million in the second quarter of fiscal year 2012 due to unrealized foreign exchange gains in our U.S. Dollar denominated accounts in our foreign subsidiaries.

During our first six months of fiscal year 2013, other income totaled $0.2 million compared to other expense of $0.1 million in the first six months of fiscal year 2012 due to unrealized foreign exchange gains in our U.S. Dollar denominated accounts in our foreign subsidiaries.

          Income Taxes. Our income tax provision in our second quarter of fiscal year 2013 was $0.4 million compared to a benefit of $1.6 million in our second quarter of fiscal year 2012.  Our income tax provision for the first six months of fiscal year 2013 is $0.4 million compared to a benefit of $0.6 million for the first six months of fiscal year 2012.  Our second quarter 2013 provision of $0.4 million is composed of the income tax expense for the Company's foreign subsidiaries of  $0.2 million and a state tax assessment in the United States of $0.2 million.  The tax benefit recorded in our second quarter of fiscal 2012 was fully reversed in our third quarter of fiscal 2012 when we recorded a valuation allowance for our deferred tax assets due to the losses incurred in fiscal 2012.

Net (Loss) Income. Our net loss for our second quarter of fiscal year 2013 was $4.0 million compared to net loss of $2.1 million for our second quarter of fiscal year 2012.

Our net loss for the first six months of fiscal year 2013 was $5.4 million compared to net loss of $0.3 million for our first six months of fiscal year 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 29, 2013 include cash and cash equivalents on hand of $26.3 million. During the first six months of fiscal year 2013, our total cash and cash equivalents increased by $0.5 million, primarily as a result of sales of available for sale securities of $6.1 million, offset by capital expenditures of $1.4 million and cash used by operations of $3.4 million.

At March 29, 2013 our net working capital (current assets minus current liabilities) was $3.5 million, a $1.6 million decrease from our working capital balance at September 30, 2012. Current assets decreased $8.7 million due primarily to decreases in available for sale securities and accounts receivable. Current liabilities decreased $7.1 million primarily due to decreases in deferred revenues, trade accounts payable and accrued expenses.

Cash Flows. Our cash and cash equivalents increased $0.5 million to $26.3 million at March 29, 2013 from $25.8 million at September 28, 2012 (table in thousands).

	Six months ended
	March 29, 2013	March 30, 2012	Net Change
Cash (used in) provided by operating activities	$(3,437)	$3,511	$(6,948)
Cash provided by (used in) investing activities	4,718	(11,681)	16,399
Cash used in financing activities	(46)	(69)	23
Effects of exchange rate changes on cash and cash equivalents	(702)	312	(1,014)
Net increase (decrease) in cash and cash equivalents	$533	$(7,927)	$8,460

Cash used in operating activities increased $6.9 million in the first six months of fiscal year 2013 primarily due to net losses, and also decreases in deferred revenues, trade accounts payable and asset retirement obligations, partially offset by decreases in accounts receivable and prepaid expenses and other assets. Cash provided by investing activities increased by $16.4 million in the first six months of fiscal year 2013, due primarily to net sales of available for sale securities of $6.1 million during the six months ended March 29, 2013 compared to net purchases of available for sale securities of $10.6 during the first six month ended March 30, 2012.

          Purchases of Equity Securities On May 8, 2012, we announced that our Board of Directors amended the Company’s share repurchase program to authorize an additional $4.5 million for the repurchase of the Company’s common stock, par value $0.0001 per share. Following the amendment to the program, there was approximately $4.6 million available for share repurchase under the program. During the third quarter of fiscal year 2012 we repurchased 335,700 shares of our common stock at a total cost of approximately $1.7 million leaving approximately $2.9 million remaining under the program for future repurchases of our common stock. Under the share repurchase program, as amended by our board of directors on May 8, 2012, the Company may acquire shares of its common stock in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations. In our second quarter of fiscal 2013, we did not purchase any shares under this repurchase program. We may choose to make additional purchases of our Common Stock in the future, but have no commitment to do so.

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

Capital Requirements. During the six months ended March 29, 2013, we made capital expenditures of $1.4 million for the purchase of furniture and computer equipment worldwide. We plan to purchase an additional $3.6 million in equipment and other capital assets during the remainder of fiscal year 2013. Our contractual obligations as of March 29, 2013 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2012 10-K.

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

DECISION ON POSSIBLE ACQUISITION OF THE COMPANY

As previously reported, on September 19, 2012, the Company announced receipt of an unsolicited, non-binding proposal from David C. Collins, Chairman and Chief Executive Officer of the Company, and his wife, Mary C. Collins, to acquire all of the outstanding shares of the Company that they do not already own for a $5.25 per-share price in cash. On January 31, 2013, the Special Committee of the Board of Directors of the Company (the “Special Committee”) received a letter from Dr. and Mrs. Collins, withdrawing their proposal. On February 4, 2013, Mill Road Capital, L.P. sent a letter to the Special Committee, asserting its continued interest in purchasing the outstanding shares of the Company that it does not already own for a price of $5.80 per share. Mill Road Capital, L.P. previously indicated such interest in its letter, dated September 21, 2012, to the Special Committee. Dr. Collins indicated to the Special Committee that he believes that the Company's focus at this time should be on its operations in light of the current business environment and that he does not support the Company pursuing a sale process.  The Company's second largest stockholder indicated to the Special Committee that he is supportive of Dr. Collins' view not to pursue a sale process.  On February 12, 2013, the Company announced that in light of the foregoing, the Special Committee has concluded that a sale of the Company is not feasible and should not be pursued at this time. On February 22, 2013, the Board of Directors of the Company took action to terminate the Special Committee.

FUTURE OUTLOOK

For the past five years, Learning Tree International has been the number one provider of IT training to the federal government under the GSA schedule in the United States. As a result of the sequester, a number of organizations who purchase under the GSA schedule have reduced their expenditures for training. Since sequestration began, we have seen a substantial reduction in the amount of net enrollments under our GSA contracts and even though during this same time period, we have seen a slight growth in our net enrollments from commercial clients, the combined result has been a downturn in our net enrollments. As the Company is unable to predict the final outcome of the sequester and its potential spillover effect on the commercial marketplace, we believe there is additional risk of revenue shortfalls until the sequester is resolved.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of May 1, 2013 remain constant for the remainder of our third quarter we would expect changes in foreign exchange rates to reduce revenues by less than 1% in our third quarter of fiscal year 2013 compared to our same quarter of fiscal year 2012.

Third Quarter Revenues. We currently expect revenues for our third quarter of fiscal year 2013 of between $27.7 million and $29.2 million, compared to revenues of $33.0 million in our third quarter of fiscal year 2012.

Third Quarter Gross Profit. We expect a gross profit percentage in our third quarter of fiscal year 2013 of between 45.5% and 46.9% compared to 52.7% in our third quarter of fiscal year 2012.

Third Quarter Operating Expenses. We expect overall operating expenses for our third quarter of fiscal year 2013 to be between $16.0 million and $16.6 million, compared to $19.5 million in the same quarter a year earlier.

Third Quarter Loss from Operations. As a result of the above factors, we expect to incur a third quarter operating loss of between $2.3 million and $4.0 million compared with an operating loss of $2.1 million in our third quarter of fiscal year 2012.

Third Quarter Interest Income. We expect third quarter interest income to be less than $0.1 million.

Third Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our third quarter of fiscal year 2013 of between $2.3 million and $4.0 million, compared with a pre-tax loss of $1.8 million in our third quarter of fiscal year 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which risks are described in our 2012  10-K. As of the date of this report, there have been no material changes to the market risks described in our 2012 10-K. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

As of March 29, 2013, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

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
Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, adopted August 29, 1995, as amended through February 25, 2013.	Incorporated by reference from Registrant’s Current Report on Form 8-K dated February 27, 2013.

4.1	Form of Common Stock Certificate.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement by and between Learning Tree International, Inc. and David W. Asai dated April 8, 2013.	Incorporated by reference from Registrant’s Current Report on Form 8-K dated April 9, 2013.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

Exhibit No.	Document Description	Incorporation by Reference
101 DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2013

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
Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, adopted August 29, 1995, as amended through February 25, 2013.	Incorporated by reference from Registrant’s Current Report on Form 8-K dated February 27, 2013.

4.1	Form of Common Stock Certificate.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement by and between Learning Tree International, Inc. and David W. Asai dated April 8, 2013.	Incorporated by reference from Registrant’s Current Report on Form 8-K dated April 9, 2013.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.