Form 10-Q
period 2013-06-28
LEARNING TREE INTERNATIONAL, INC.
filed 2013-08-06
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

The number of shares of common stock, $.0001 par value, outstanding as of August 02, 2013 was 13,217,484.

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—June 28, 2013

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 28, 2013 (unaudited) and September 28, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended June 28, 2013 (unaudited) and June 29, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2013 (unaudited) and June 29, 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		22

EXHIBIT INDEX		23

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 28 2013	September 28, 2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$27,071	$25,784
Available for sale securities	0	6,131
Trade accounts receivable, net	13,911	16,831
Income tax receivable	5	1,623
Prepaid expenses	4,125	4,318
Deferred income taxes	96	250
Other current assets	2,079	2,361
Total current assets	47,287	57,298
Equipment, Property and Leasehold Improvements:
Education and office equipment	38,438	39,685
Transportation equipment	234	235
Property and leasehold improvements	27,548	28,807
	66,220	68,727
Less: accumulated depreciation and amortization	(48,775)	(48,186)
	17,445	20,541
Restricted interest-bearing investments	4,019	9,531
Deferred income taxes	495	742
Other assets	820	934
Total assets	$70,066	$89,046

Liabilities
Current Liabilities:
Trade accounts payable	$7,582	$9,700
Deferred revenues	29,456	31,899
Accrued payroll, benefits and related taxes	3,954	4,950
Other accrued liabilities	2,480	4,211
Income taxes payable	171	344
Current portion of deferred facilities rent and other	1,020	1,059
Total current liabilities	44,663	52,163
Asset retirement obligations	1,893	3,907
Deferred income taxes	352	437
Deferred facilities rent and other	5,096	6,851
Noncurrent tax liabilities	961	1,182
Total liabilities	52,965	64,540
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,217,484 and 13,175,225 issued and outstanding, respectively	1	1
Additional paid-in capital	5,808	5,756
Accumulated comprehensive (loss) income	(891)	10
Retained earnings	12,183	18,739
Total stockholders' equity	17,101	24,506
Total liabilities and stockholders' equity	$70,066	$89,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenues	$28,958	$33,041	$89,181	$96,958
Cost of revenues	16,141	15,642	47,421	45,834
Gross profit	12,817	17,399	41,760	51,124
Operating expenses:
Course development	1,998	2,165	6,029	6,356
Sales and marketing	6,764	9,707	21,881	25,577
General and administrative	5,043	7,652	20,037	22,009
	13,805	19,524	47,947	53,942
Loss from operations	(988)	(2,125)	(6,187)	(2,818)
Other income (expense):
Interest income, net	11	55	32	178
Foreign exchange gains (losses)	12	255	172	(7)
Other, net	9	(1)	15	(7)
	32	309	219	164
Loss before provision for income taxes	(956)	(1,816)	(5,968)	(2,654)
Provision for income taxes	123	4,962	542	4,408
Net loss	$(1,079)	$(6,778)	$(6,510)	$(7,062)
Loss per share:
Loss per common share - basic	$(0.08)	$(0.50)	$(0.49)	$(0.52)
Loss per common share - diluted	$(0.08)	$(0.50)	$(0.49)	$(0.52)
Weighted average shares outstanding:
Weighted average shares - basic	13,217	13,388	13,208	13,464
Weighted average shares - diluted	13,217	13,388	13,208	13,464
Comprehensive loss:
Net loss	$(1,079)	$(6,778)	$(6,510)	$(7,062)
Temporary recovery of available for sale securities	0	4	0	6
Foreign currency translation adjustments	(95)	(443)	(901)	(184)
Comprehensive loss	$(1,174)	$(7,217)	$(7,411)	$(7,240)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	June 28, 2013	June 29, 2012
Cash flows - operating activities
Net loss	$(6,510)	$(7,062)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,617	3,222
Share based compensation	107	191
Deferred income taxes	256	5,267
Provision for doubtful accounts	123	49
Accretion on asset retirement obligations	77	151
Losses on disposal of equipment and leasehold improvements	53	7
Unrealized foreign exchange gains	(270)	(13)
Gain on lease termination	(132)	0
Changes in operating assets and liabilities:
Trade accounts receivable	2,496	2,890
Asset retirement obligations	(2,962)	0
Prepaid expenses and other assets	5,562	(129)
Income tax receivable / payable	1,402	(1,866)
Trade accounts payable	(1,734)	2,823
Deferred revenues	(1,759)	(3,367)
Deferred facilities rent and other	(1,215)	(2)
Other accrued liabilities	(1,938)	429
Net cash (used in) provided by operating activities	(1,827)	2,590
Cash flows - investing activities:
Purchases of available for sale securities	0	(24,669)
Sales of available for sale securities	6,118	18,311
Purchases of equipment, property and leasehold improvements	(2,099)	(2,819)
Proceeds from sale of equipment, property and leasehold improvements	13	0
Net cash provided by (used in) investing activities	4,032	(9,177)
Cash flows - financing activities:
Payments to repurchase common stock	0	(1,678)
Dividends paid	(26)	(33)
Shares surrendered in lieu of tax withholding	(20)	(57)
Net cash used in financing activities	(46)	(1,768)
Effects of exchange rate changes on cash and cash equivalents	(872)	(207)
Net increase (decrease) in cash and cash equivalents	1,287	(8,562)
Cash and cash equivalents at beginning of period	25,784	40,293
Cash and cash equivalents at end of period	$27,071	$31,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended September 28, 2012 included in our Annual Report on Form 10-K, as amended.

We use the 52/53-week fiscal year method to better align our external financial reporting with the way we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended on June 28, 2013 and encompassed 13 weeks, while our third quarter of the prior fiscal year ended on June 29, 2012 and also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of June 28, 2013, and our results of operations for the three months and nine months ended June 28, 2013 and June 29, 2012, and our cash flows for the nine months ended June 28, 2013 and June 29, 2012. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense was a credit of $34,000 and expense of $0.1 million for the three and nine months ended June 28, 2013, respectively, related to grants of employee stock options and restricted stock units and was charged in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of less than $0.1 million and $0.2 million for grants of employee stock options, restricted stock and restricted stock units for the three months and nine months ended June 29, 2012, respectively.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Nine months ended June 28, 2013	Year ended September 28, 2012
ARO balance, beginning of period	$3,907	$3,598
Liabilities incurred	1,024	0
Accretion expense	77	204
Liabilities satisfied	(30)	0
Settlement of ARO liability	(2,935)	0
Foreign currency translation	(150)	105
ARO balance, end of period	$1,893	$3,907

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 9,400 restricted stock units were excluded from the computations of diluted earnings (loss) per share for the three and nine months ended June 28, 2013, because their effect would have been anti-dilutive. Approximately 138,000 stock options and restricted stock units were excluded from the computations of diluted earnings (loss) per share for the three and nine months ended June 29, 2012, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Numerator:
Net loss	$(1,079)	$(6,778)	$(6,510)	$(7,062)

Denominator:
Weighted average shares outstanding
Basic	13,217	13,388	13,208	13,464
Effect of dilutive securities	0	0	0	0
Diluted	$13,217	$13,388	$13,208	$13,464

Loss per common share - basic	$(0.08)	$(0.50)	$(0.49)	$(0.52)
Loss per common share - diluted	$(0.08)	$(0.50)	$(0.49)	$(0.52)

NOTE 5—INCOME TAXES

          Our income tax provision in our third quarter of fiscal year 2013 is $0.1 million compared to $5.0 million in our third quarter of fiscal year 2012. Our income tax provision for the first nine months of fiscal year 2013 is $0.5 million compared to $4.4 million for the first nine months of fiscal year 2012. Our third quarter 2013 provision of $0.1 million is composed of income tax expense for the Company's foreign subsidiaries. The high tax provision in fiscal year 2012 is primarily due to the establishment during our third quarter of a valuation allowance against deferred tax assets in the U.S.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the first nine months of fiscal year 2013 and the first nine months of fiscal year 2012.

                                    We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan. During our third quarter of 2013, we restructured the management of our U.S. and Canadian operations into one North American operation. With this change, we began reviewing operations in the U.S. and Canada on a combined basis. We are continuing to report the U.S. and Canada as separate segments, but have added a North American subtotal.

Summarized financial information by country for the first nine months of fiscal year 2013 and 2012 is as follows:

	Three months ended		Nine months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenues:
United States	$14,634	$18,044	$41,937	$46,611
Canada	2,531	2,464	10,320	10,590
North America subtotal	17,165	20,508	52,257	57,201
United Kingdom	6,570	7,185	21,081	22,900
France	3,265	2,993	9,156	9,408
Sweden	1,446	1,828	5,265	5,927
Japan	512	527	1,422	1,522
Total	$28,958	$33,041	$89,181	$96,958

Gross profit:
United States	$5,781	$9,705	$16,935	$23,769
Canada	1,349	1,220	6,182	6,246
North America subtotal	7,130	10,925	23,117	30,015
United Kingdom	2,796	3,360	9,681	11,372
France	1,677	1,550	4,695	4,837
Sweden	867	1,185	3,336	3,851
Japan	347	379	931	1,049
Total	$12,817	$17,399	$41,760	$51,124

Total assets:
United States	$31,474	$45,886
Canada	4,355	4,638
North America subtotal	35,829	50,524
United Kingdom	19,875	25,758
France	6,626	8,157
Sweden	5,888	5,773
Japan	1,848	1,946
Total	$70,066	$92,158

NOTE 8—AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:

June 28, 2013:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$0	$0	$0	$0
Corporate Securities	0	0	0	0
	$0	$0	$0	$0

September 28, 2012:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$0	$0	$0	$0
Corporate Securities	6,131	0	0	6,131
	$6,131	$0	$0	$6,131

Sales of available for sale securities were zero and $6.1 million for the three months and nine months ended June 28, 2013 compared to net sales of $4.3 million for the three months ended June 29, 2012 and net purchases of $6.4 million for the nine months ended June 29, 2012. No realized gains or losses were recognized in either period.

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months and nine months ended June 28, 2013 we did not repurchase any shares of our common stock. During the three months and nine months ended June 29, 2012 we repurchased 335,700 shares of our common stock at a total cost of approximately $1.7 million.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at June 28, 2013 and September 28, 2012:

June 28, 2013:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$0	$0	$0
Corporate Securities	0	0	0
	$0	$0	$0

September 28, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$0	$0	$0
Corporate Securities	6,131	0	0
	$6,131	$0	$0

Level 3 Assets Measured at Fair Value on a Recurring Basis

There are no level 3 assets measured at fair value on a recurring basis as of June 28, 2013 and September 28, 2012.

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

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our asset retirement obligations at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months and nine months ended June 28, 2013.

NOTE 11—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	June 28, 2013	September 28, 2012
Deferred rent	$935	$851
Sublease loss accruals	85	208
	$1,020	$1,059

Deferred Facilities Rent and Other

	June 28, 2013	September 28, 2012
Deferred rent	$5,096	$5,418
Sublease loss accruals	-	706
Other minimum lease payments	-	727
	$5,096	$6,851

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), or the American Institute of Certified Public Accountants that would impact our condensed consolidated financial statements.

NOTE 13—RESTRUCTURING ACTIVITY

In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and our intention to close the Los Angeles, CA office facility in the first quarter of fiscal 2013. During nine months ended June 28, 2013 we incurred $1.3 million of expense as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Worldwide reduction in force	$-28	$0	$234	$0
Depreciation of leasehold improvements	0	0	371	0
Contractual lease payments net of estimated sublease receipts	0	0	740	0

Total:	$-28	$0	$1,345	$0

NOTE 14—UNITED KINGDOM LEASE TERMINATION

On November 14, 2012, we, together with our United Kingdom subsidiary, Learning Tree International Limited, and Laxton Properties Limited (the “Landlord”) surrendered our lease dated March 19, 1999 for Learning Tree International Limited’s Education Center facility in London (“Euston House”), which had been due to run through January, 2019. Learning Tree International Limited, our UK subsidiary, had been subleasing certain floors of the Euston House location to third-party subtenants. In conjunction with the surrender, the subleases reverted to the Landlord and Learning Tree International Limited, our UK subsidiary, entered into four new leases with the Landlord for just the space we needed to run our operations in London. We are party to each of the four new leases as guarantor for our subsidiary’s obligations. The four leases each became effective as of November 14, 2012 and cover the total rentable area of Euston House’s (1) ground and basement floors; (2) first floor; (3) second floor; and (4) part of the sixth floor. The first three leases run through November 13, 2022 and our fourth lease for part of the sixth floor runs through August 23, 2014. The aggregate annual minimum rent of the leases is £1.4 million ($2.3 million USD), compared to the original gross minimum rent of £2.8 million ($4.6 million USD) offset by £1.5 million ($2.4 million USD) in sublease rents for a net of £1.3 million ($2.2 million USD) under the prior lease. In connection with the early surrender of the original lease, we paid the landlord a £2.0 million ($3.2 million USD) surrender payment, we were released from our asset retirement obligation, estimated at £1.9 million ($3.0 million USD), to restore the leasehold to original condition, and the £5.0 million ($8.1 million USD) deposit that was being held in escrow as security against our default on the rental payments was released to Learning Tree International Limited by the Landlord. Under the terms of the new leases deposits totaling £1.7 million ($2.7 million USD) have been placed with the Landlord as security against our default on the rental payments under the leases. The net impact to net income (loss) for the first quarter of fiscal year 2013 taking into account the surrender payment, the release of the ARO, and reversal of deferred rents was less than £0.1 million ($0.1 million USD).

NOTE 15—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of June 28, 2013 through the date the condensed consolidated financial statements were filed, and have determined that there are no subsequent events that require disclosure.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes included in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 28, 2012 (our “2012 10-K”). We use the terms “we,” “our,” and “us” to refer to Learning Tree International, Inc. and our subsidiaries.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; changing economic and market conditions; changing U.S. government spending as a result of sequestration and related effects; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors”herein and under “Item 1A. Risk Factors” beginning on page 12 and elsewhere in our 2012 10-K, as well as in our other filings with the Securities and Exchange Commission.

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

We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. As a test, during our third quarter of 2013 we opened 26 stand-alone Learning Tree AnyWare™ Centers in strategic locations in North America as well as adding AnyWare™ centers in seven of our eight North American Education Centers. These AnyWare™ Centers provide our customer convenient access to our courses in a setting optimized for equipment, communication, internet connectivity speed, and learning environment. With the use of our AnyWare™ product, all courses offered in the U.S. are available in Canada, and all courses offered in Canada are available in the U.S. This provides greater flexibility for our customers by providing them with more scheduled course dates from which to choose. We will determine over the next several quarters whether these AnyWare™ Centers help to attract additional customers to our courses.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites. Based on their sophistication and quality, Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. In the UK, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a programme administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors, are a Registered Education Provider of the Project Management Institute, are an APMG International Accredited Training Organization, are an International Institute of Business Analysis (IIBA) Endorsed Education Provider, and are a SFIA Foundation Accredited Training Partner.

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

During our third quarter of 2013, we restructured the management of our U.S. and Canadian operations into one North America operation, streamlining the management process to more fully align it to our operational goals. With this change, we now review operations for the U.S. and Canada on a combined basis. We are continuing to report the U.S. and Canada as separate segments, but have added a subtotal for the combined North America segment. We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

KEY METRICS OF OUR THIRD QUARTER AND NINE MONTHS OF FISCAL YEAR 2013

As discussed in more detail throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations,

For the three months ended June 28, 2013:

•	Revenues decreased by 12.4% to $29.0 million from $33.0 million in the same quarter of fiscal year 2012.

•	Gross profit declined to 44.3% of revenues from 52.7% of revenues for the same quarter of fiscal year 2012.

•

Operating expenses decreased by $5.7 million compared to the same quarter of our prior fiscal year. Operating expenses for our third quarter of fiscal year 2013 were 47.7% of revenues compared to 59.1% of revenues for the same quarter of fiscal year 2012.

•	Loss from operations was $1.0 million compared to $2.1 million in the same quarter of fiscal year 2012.

•

Net loss of $1.1 million compared to net loss of $6.8 million in our third quarter of fiscal year 2012, which was primarily due to the establishment of a valuation allowance against our deferred tax assets in the U.S. in our third quarter of fiscal 2012.

•	The sum of cash and cash equivalents and current available for sale securities decreased $4.8 million to $27.1 million at June 28, 2013 compared with $31.9 million at September 28, 2012.

•	Net working capital (current assets minus current liabilities) decreased to $2.6 million at June 28, 2013 compared with $5.1 million at September 28, 2012.

For the nine months ended June 28, 2013:

•	Revenues decreased 8.0% to $89.2 million from $97.0 million in the same period of fiscal year 2012.

•	Gross profit declined to 46.8% of revenues from 52.7% of revenues for the same period of fiscal year 2012.

•

Operating expenses decreased by $6.0 million compared to the same period of our prior fiscal year. Operating expenses were 53.8% of revenues compared to 55.6% of revenues for the same period of fiscal year 2012.

•	Loss from operations was $6.2 million compared to a loss of $2.8 million in the same period of fiscal year 2012.

•	Net loss was $6.5 million compared to a net loss of $7.1 million in our first nine months of fiscal year 2012.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues:

	Three months ended		Nine months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.7%	47.3%	53.2%	47.3%
Gross profit	44.3%	52.7%	46.8%	52.7%
Operating expenses:
Course development	6.9%	6.5%	6.8%	6.5%
Sales and marketing	23.4%	29.4%	24.5%	26.4%
General and administrative	17.4%	23.2%	22.5%	22.7%
Total operating expenses	47.7%	59.1%	53.8%	55.6%
Loss from operations	-3.4%	-6.4%	-7.0%	-2.9%
Other income (expense), net	0.1%	0.9%	0.3%	0.2%
Loss before taxes	-3.3%	-5.5%	-6.7%	-2.7%
Income tax provision (benefit)	0.4%	15.0%	0.6%	4.6%
Net loss	-3.7%	-20.5%	-7.3%	-7.3%

THREE AND NINE MONTHS ENDED JUNE 28, 2013 COMPARED WITH THE THREE AND NINE MONTHS ENDED JUNE 29, 2012

Revenues. Our revenues of $29.0 million in our third quarter of fiscal year 2013 were 12.4% lower than revenues of $33.0 million in the same quarter of fiscal year 2012. The decrease in revenues primarily resulted from a 4.4% reduction in average revenue per participant and an 8.5% decrease in the number of course participants. The decrease in revenues and course participants is primarily attributable to our North America operations which were adversely impacted by the U.S. Government’s enactment of sequestration and, as a result, revenues decreased $3.3 million quarter over quarter. Revenues also decreased $0.6 million in the United Kingdom and $0.4 million in Sweden quarter over quarter as a result of the adverse effects of the European economies.

The decrease in average revenue per participant compared to the same quarter of our prior year was primarily the result of lower prices realized from participants attending under a special, more-heavily discounted passport program, which started in our fourth quarter of fiscal 2012 and largely ended June 30, 2013. Changes in foreign exchange rates reduced revenues by 0.6%.

During our third quarter of fiscal year 2013, we trained 18,363 course participants, an 8.5% decrease from the 20,062 course participants we trained in our third quarter of fiscal year 2012.

During our third quarter of fiscal year 2013, we provided 65,527 attendee-days of training, compared to 68,465 attendee-days in the same quarter in fiscal year 2012. In our IT courses during our third quarter of fiscal year 2013, we provided 41,309 attendee-days of training, a 2.8% increase from the 40,201 attendee-days in the corresponding period in fiscal year 2012. In our management courses during our third quarter of fiscal year 2013, we provided 24,218 attendee-days of training, a 14.3% decrease from the 28,264 attendee-days in the corresponding period in fiscal year 2012.

Our revenues of $89.2 million during the first nine months of fiscal year 2013 were 8.0% lower than revenues of $97.0 million in the same period of fiscal year 2012. The decrease in revenues primarily resulted from a 2.7% reduction in average revenue per participant and a 5.5% decrease in the number of course participants. The decrease in the number of course participants is primarily the result of the impact of the U.S. Government’s enactment of sequestration, and continued weakened demand in our European operations. The decrease in average revenue per participant compared to the first nine months of fiscal year 2012 was primarily the result of lower prices realized from participants attending under a special more-heavily discounted passport program, which started in the fourth quarter of fiscal 2012 and largely ended June 30, 2013.

During the first nine months of fiscal year 2013, we trained 54,524 course participants, a 5.5% decrease from the 57,699 course participants we trained in the first nine months of fiscal year 2012.

During the first nine months of fiscal year 2013, we provided 191,796 attendee-days of training, compared to 198,899 attendee-days in the same period in fiscal year 2012. In our IT courses during our first nine months of fiscal year 2013, we provided 118,819 attendee-days of training, a 2.3% increase from the 116,200 attendee-days in the corresponding period in fiscal year 2012. In our management courses during our first nine months of fiscal year 2013, we provided 72,977 attendee-days of training, a 11.8% decrease from the 82,699 attendee-days in the corresponding period in fiscal year 2012.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our third quarter of fiscal year 2013, we presented 1,410 events, a 15.6% decrease from 1,671 events during the same period in fiscal year 2012. This resulted from our efforts over the past year to adjust our course scheduling, and thus to increase both the number of participants per event and the percentage of events that run as scheduled. Our cost of revenues for our third quarter of fiscal year 2013 was $16.1 million, or 55.7% of revenues, compared to $15.6 million, or 47.3% of revenues, in the same period in fiscal year 2012. Accordingly, our gross profit percentage for our third quarter of fiscal year 2013 was 44.3% compared to 52.7% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2013 primarily reflects the combined impact of the 4.4% reduction in revenue per participant and a 12.8% increase in cost per participant The increase in our cost per participant is primarily the result of higher instructor costs, increased depreciation expense related to the replacement of classroom equipment during our third and fourth quarters of fiscal 2012, and the apportionment of fixed costs related to our education centers over a lower participant base. These adverse effects were partially offset by an increase in the number of participants per event to 13.0 in our third quarter of fiscal 2013 from 12.0 in the same quarter of our prior fiscal year. Changes in foreign exchange rates do not materially affect our gross profit percentage, since exchange rate changes affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first nine months of fiscal year 2013, we presented 4,275 events, an 11.8% decrease from 4,845 events during the same period in fiscal year 2012. Our cost of revenues for our first nine months of fiscal year 2013 was $47.4 million, or 53.2% of revenues, compared to $45.8 million, or 47.3% of revenues, in the same period in fiscal year 2012. Accordingly, our gross profit percentage for our first nine months of fiscal year 2013 was 46.8% compared to 52.7% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues during our first nine months of fiscal year 2013 primarily reflects a reduction of 2.7% in revenue per participant while cost per participant increased 9.5%.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our third quarter of fiscal year 2013 course development expenses were 6.9% of revenues, compared to 6.5% in our third quarter of fiscal year 2012. Overall spending on course development in our third quarter of fiscal year 2013 was $2.0 million, a 7.7% decrease from the $2.2 million spent on course development in our third quarter of fiscal year 2012.

Course development expense during the first nine months of fiscal year 2013 was $6.0 million, a decrease of $0.4 million compared to $6.4 million in the same period of fiscal year 2012.

In our third quarter of fiscal year 2013, we introduced eight new IT course titles and one new management course title and retired three management course titles and three IT course titles. At the end of our third quarter of fiscal year 2013, our library of instructor-led courses numbered 185 titles compared with 216 titles at the end of the same quarter of fiscal year 2012. At the end of our third quarter of this fiscal year, we had 122 IT titles in our course library, compared with 133 titles at the end of the same quarter of fiscal year 2012. Our library of management titles numbered 63 at the end of our third quarter of fiscal year 2013, compared to 83 at the end of the same quarter of fiscal year 2012.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expense in our third quarter of fiscal year 2013 was 23.4% of revenues, compared to 29.4% in the same quarter of fiscal year 2012. Sales and marketing expense was $6.8 million in our third quarter of fiscal year 2013, compared to $9.7 million during our third quarter of fiscal year 2012. The net decrease of $2.9 million is driven primarily by more selective targeting of our direct mail marketing campaigns resulting in lower production and mailing costs totaling $1.2 million, and $1.4 million in reduced personnel expenses as a result of lower headcount.

Sales and marketing expense during the first nine months of fiscal year 2013 was $21.9 million, a decrease of $3.7 million compared to $25.6 million in the same period of fiscal year 2012. The net decrease was due primarily to decreases in personnel expense in sales of $3.0 million and decreases in direct marketing expenditures of $0.4 million.

General and Administrative Expenses. General and administrative expense in our third quarter of fiscal year 2013 was 17.4% of revenues, compared with 23.2% for the same quarter in fiscal year 2012. General and administrative expense during our third quarter of fiscal year 2013 was $5.0 million, a decrease of $2.7 million compared to $7.7 million in our third quarter of fiscal year 2012. The decrease was due primarily to $0.8 million in lower salary and benefit costs as a result of reduced staffing levels and lower stock compensation expense, and $1.4 million in lower severance expense. Severance expense for our third quarter of fiscal 2013 was positively impacted from the reversal of a $0.6 million reserve due to a favorable settlement of a labor claim at one of our foreign subsidiaries. Severance expense totaled $1.0 million for our third quarter of fiscal 2012

General and administrative expense during the first nine months of fiscal year 2013 was $20.0 million, a decrease of $2.0 million compared to $22.0 million in the same period of fiscal year 2012. The decrease was primarily due to $4.1 million in lower salary, benefit, and severance costs offset by $1.2 million in costs incurred by a special committee of our Board of Directors to evaluate two proposed offers and any other expressions of interest to acquire the Company, and a $1.1 million restructuring charge related to the closure of our El Segundo, CA office.

Income (Loss) from Operations. Our loss from operations for our third quarter of fiscal year 2013 was $1.0 million compared to a loss from operations of $2.1 million for our third quarter of fiscal year 2012.

Our loss from operations during our first nine months of fiscal year 2013 was $6.2 million compared to $2.8 million for the first nine months of fiscal year 2012.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our third quarter of fiscal year 2013, other income was less than $0.1 million compared to other income of $0.3 million for our third quarter of fiscal year 2012. The higher other income for our third quarter of 2012 is largely due to unrealized foreign exchange gains in our U.S. Dollar denominated accounts in our foreign subsidiaries.

During our first nine months of fiscal year 2013 and fiscal year 2012, other income totaled $0.2 million.

          Income Taxes. Our income tax provision in our third quarter of fiscal year 2013 was $0.1 million compared to $5.0 million in our third quarter of fiscal year 2012. Our income tax provision for the first nine months of fiscal year 2013 is $0.5 million compared to $4.4 million for the first nine months of fiscal year 2012. Our third quarter and year to date 2013 provision of $0.1 million and $0.5 million, respectively is primarily related to the income tax expense of the Company's foreign subsidiaries. The high tax provision in fiscal year 2012 is primarily due to the establishment, during our third quarter of 2012, of a valuation allowance against deferred tax assets in the U.S.

Net (Loss) Income. Our net loss for our third quarter of fiscal year 2013 was $1.1 million compared to net loss of $6.8 million for our third quarter of fiscal year 2012.

Our net loss for the first nine months of fiscal year 2013 was $6.5 million compared to net loss of $7.1 million for our first nine months of fiscal year 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 28, 2013 include cash and cash equivalents on hand of $27.1 million. During the first nine months of fiscal year 2013, our total cash and cash equivalents increased by $1.3 million, primarily as a result of sales of available for sale securities of $6.1 million, partially offset by capital expenditures of $2.1 million, cash used by operations of $1.8 million, and the impact of foreign exchange rate changes on cash and cash equivalents of $0.9 million.

At June 28, 2013 our net working capital (current assets minus current liabilities) was $2.6 million, a $2.5 million decrease from our working capital balance at September 30, 2012. Current assets decreased $10.0 million due primarily to decreases in the total of cash and available for sale securities, and decreases in trade accounts and income tax receivables. Current liabilities decreased $7.5 million primarily due to decreases in deferred revenues, trade accounts payable, and accrued expenses.

Cash Flows. Our cash and cash equivalents increased $1.3 million to $27.1 million at June 28, 2013 from $25.8 million at September 28, 2012 (table in thousands).

	Nine months ended
	June 28, 2013	June 29, 2012	Net Change
Cash (used in) provided by operating activities	$(1,827)	$2,590	$(4,417)
Cash provided by (used in) investing activities	4,032	(9,177)	13,209
Cash used in financing activities	(46)	(1,768)	1,722
Effects of exchange rate changes on cash and cash equivalents	(872)	(207)	(665)
Net increase (decrease) in cash and cash equivalents	$1,287	$(8,562)	$9,849

Cash used in operating activities increased $4.4 million in the first nine months of fiscal year 2013, compare to the first nine months of fiscal year 2012 primarily due to the establishment of a valuation allowance against deferred tax assets in the U.S. during our third quarter of fiscal 2012. Cash provided by investing activities increased by $13.2 million in the first nine months of fiscal year 2013, due primarily to net sales of available for sale securities of $6.1 million during the nine months ended June 28, 2013 compared to net purchases of available for sale securities of $6.4 during the first nine months ended June 29, 2012. Cash used in financing activities decreased $1.7 million as we have not repurchased any common stock during the nine months ended June 28, 2013.

          Purchases of Equity Securities On May 8, 2012, we announced that our Board of Directors amended the Company’s share repurchase program to authorize an additional $4.5 million for the repurchase of the Company’s common stock, par value $0.0001 per share. Following the amendment to the program, there was approximately $4.6 million available for share repurchase under the program. During our third quarter of fiscal year 2012 we repurchased 335,700 shares of our common stock at a total cost of approximately $1.7 million leaving approximately $2.9 million remaining under the program for future repurchases of our common stock. Under the share repurchase program, as amended by our board of directors on May 8, 2012, the Company may acquire shares of its common stock in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations. In our third quarter of fiscal 2013, we did not purchase any shares under this repurchase program. We may choose to make additional purchases of our common stock in the future, but have no commitment to do so.

Liquidity. We have no outstanding debt or line of credit agreements. Based on current forecasts, we believe that our balance of cash and cash equivalents on hand and cash flows from operations and other financing available to the Company will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the nine months ended June 28, 2013, we made capital expenditures of $2.1 million for the purchase of classroom furniture and classroom computer equipment worldwide. We plan to purchase an additional $0.6 million in equipment and other capital assets during the remainder of fiscal year 2013. Our contractual obligations as of June 28, 2013 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2012 10-K.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next 9 years. In addition to requiring monthly or quarterly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

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

FUTURE OUTLOOK

For the past five years, Learning Tree International has been the number one provider of technical training under the U.S. GSA Contract Schedule. As a result of the sequester, a number of organizations who purchase under the GSA Contract Schedule significantly reduced their expenditures for training. Since sequestration began, our U.S. operations, have seen a substantial reduction in the amount of net bookings under our GSA contracts compared to a slight decline in our net bookings from our commercial clients. This combined with the impact of continued weak European economies has resulted in a downturn in our worldwide total net bookings. As the Company is unable to predict the future of the sequester and its potential spillover effect on the commercial marketplace, we believe there is continued risk of adverse revenue impacts until the sequester is resolved.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates of July 23, 2013 remain constant for the remainder of our third quarter we would expect changes in foreign exchange rates to increase revenues by 1% in our fourth quarter of fiscal year 2013 compared to our same quarter of fiscal year 2012.

Fourth Quarter Revenues. We currently expect revenues for our fourth quarter of fiscal year 2013 of between $26.4 million and $27.9 million, compared to revenues of $32.1 million in our fourth quarter of fiscal year 2012.

Fourth Quarter Gross Profit. We expect a gross profit percentage in our fourth quarter of fiscal year 2013 of between 42.4% and 43.7% compared to 47.1% in our fourth quarter of fiscal year 2012.

Fourth Quarter Operating Expenses. We expect overall operating expenses for our fourth quarter of fiscal year 2013 to be between $14.6 million and $15.2 million, compared to $19.2 million in the same quarter a year earlier.

Fourth Quarter Loss from Operations. As a result of the above factors, we expect to incur a fourth quarter operating loss of between $2.4 million and $4.0 million compared with an operating loss of $4.1 million in our fourth quarter of fiscal year 2012.

Fourth Quarter Interest Income. We expect fourth quarter interest income to be less than $0.1 million.

Fourth Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our fourth quarter of fiscal year 2013 of between $2.4 million and $4.0 million, compared with a pre-tax loss of $4.4 million in our fourth quarter of fiscal year 2012.

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

PART II—OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS.

As of June 28, 2013, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item  1A.         RISK FACTORS.

Please refer to our 2012 10-K for disclosures with respect to our risk factors which could materially affect our business, financial condition, or future results. The risks described in the 2012 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or future results. Except for the risks identified below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2012 10-K.

United States government enactment of sequestration and inability to agree on a federal budget could adversely impact our operations and financial results. We believe the implementation by the U.S. federal government of the automatic spending cuts commonly referred to as “Sequestration” has had a significant negative impact on our North American operations as our government customers face uncertainty over whether the amount of funds allotted for training is actually available. This uncertainty has lead to lower enrollments and cancellation of existing enrollments from the government sector and to some degree from those of our commercial customers that rely heavily on government contracts. Continuation of this trend would have a material adverse impact on our government sector, which in turn could have a material adverse impact on our operations and financial results.

Interruptions of services or support from our key vendors could result in an adverse impact to our operations and financial results. We are reliant on key vendors for technical services and support. Any interruption of these services and/or support for a prolonged period of time could have a material adverse impact on our operations and financial results.

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

Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, adopted August 29, 1995, as amended through February 25, 2013.	Incorporated by reference from Registrant’s Current Report on Form 8-K dated February 27, 2013.

4.1	Form of Common Stock Certificate.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement by and between Learning Tree International, Inc. and David W. Asai dated April 8, 2013.	Incorporated by reference from Registrant’s Current Report on Form 8-K dated April 9, 2013.
31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2013

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

Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, adopted August 29, 1995, as amended through February 25, 2013.	Incorporated by reference from Registrant’s Current Report on Form 8-K dated February 27, 2013.

4.1	Form of Common Stock Certificate.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement by and between Learning Tree International, Inc. and David W. Asai dated April 8, 2013.	Incorporated by reference from Registrant’s Current Report on Form 8-K dated April 9, 2013.
31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.