Form 10-K
period 2013-09-27
LEARNING TREE INTERNATIONAL, INC.
filed 2013-12-12
CIK 1002037

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of March 29, 2013 was $20,722,305. (Excludes 7,616,861 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates)

The number of shares of common stock, $.0001 par value, outstanding as of December 01, 2013, was 13,217,484.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

SPECIAL NOTE REGARDING CLASSIFICATION AS A SMALLER REPORTING COMPANY

Our Annual Report on Form 10K for our fiscal year ended September 27, 2013 has been prepared following the SEC guidelines for a smaller reporting company as defined by 229.10 of Regulation SK. The rules and guidelines for a smaller reporting company allow a company to reduce the amount of historical disclosure required. As such, certain disclosures present in prior year’s reports have been omitted from this Form 10K as Not Applicable or shortened to only show the current and prior year comparisons.

PART I

Item  1.            BUSINESS.

As used in this Report (unless the context otherwise requires) “we”, “our”, and “us” refer to Learning Tree International, Inc. and its subsidiaries.

Overview

Learning Tree International, Inc. is a leading worldwide vendor-independent provider to business and government organizations for the training and education of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality training to over 2.3 million IT professionals and managers. In fiscal year 2013, while presenting courses in 45 countries, we trained 71,314 course participants from more than 8,000 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad proprietary library of intensive instructor-led courses from one to five days in length, which at September 27, 2013 comprised 183 different course titles representing 4,134 hours of training, including 123 IT course titles and 60 management course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and generate approximately half of our revenues outside of the United States. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations.

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

Based on their sophistication and quality, Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. In the UK, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors, are a Registered Education Provider of the Project Management Institute, are an APMG International Accredited Training Organization, are an International Institute of Business Analysis (IIBA) Endorsed Education Provider, and are a SFIA Foundation Accredited Training Partner.

Business Strategy

Our long-term objective is to grow our position as a leading worldwide provider of training and education to IT professionals and managers and to become the provider of choice for large national and multinational companies, medium-size companies and government organizations. To that end, we focus on providing our customers’ employees with the knowledge and skills they need to contribute to their employers’ key business objectives and developing and maintaining long-term relationships with our customers and course participants.

Commitment to Quality Training. For the past 39 years, we have set the highest standards of excellence in educating and training IT professionals and managers throughout the world. We believe these standards have driven our long-term success. Our course participants have consistently rated Learning Tree instructors and courses at the top end of the scale. These ratings reflect our ongoing commitment to quality and innovations in instructional delivery, including our patented MagnaLearn™ Instructional Enhancement System, as well as, the latest up-to-date hands-on course equipment, ongoing revision and updating of our course materials, and the ongoing training and coaching of our already superb instructors. Our AnyWare™ e-Learning platform extends the full range of Learning Tree features and standards to our online participants, so that they enjoy the same results as our in-class participants.

High Quality Instructor Team. At September 27, 2013, we had 579 course instructors located around the world. Learning Tree instructors are practicing professionals with expert subject knowledge. Our average instructor has over 26 years of “hands-on, real world” experience in the fields that they teach. Learning Tree instructors teach an average of approximately 10 course events per year on an “as-needed” basis. During the rest of the year, they work for other organizations either as full-time employees or as independent technical or management consultants. This “on-demand” structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to our customers’ needs for IT and management skills training. Our course participants particularly benefit because Learning Tree instructors generally spend the majority of their time working in industry settings, and therefore provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments. Our instructors also provide us with unique access to a large pool of industry experts on IT and management trends throughout the world that is especially valuable in our decisions and development process for new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a highly systemized process in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal as evidenced by our annual instructor retention rate of over 90%.

Broad Proprietary Course Library. We offer a broad, proprietary course library, which at September 27, 2013 totaled 183 instructor-led one- to five-day course titles comprising a total of 4,134 hours of classroom instruction covering a wide range of IT and management topics.

The following table itemizes the number of Learning Tree course titles by curriculum at September 27, 2013:

Curriculum	Number of Course Titles	Total Hours of Training
Project Management	12	264
Business Analysis	9	180
SQL Server	15	342
.NET/Visual Studio	12	288
Communication and Time Management	9	162
Windows Systems	18	432
Web Development and XML	7	156
Networking and Virtualization	10	264
ITIL and COBIT Certifications	12	276
Software Development and Agile	7	144
SharePoint	11	252
Management and Leadership	7	138
Java, Perl and Python Programming	7	168
Oracle Databases	7	180
Cyber Security	10	252
UNIX and Linux	6	138
Microsoft Office	7	126
Cloud Computing and Big Data	5	102
FAC/PPM	6	132
Mobile App Development	6	138
Total	183	4,134

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

Our management courses, while including core concepts and theory, focus heavily on providing practical skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises that provide the opportunity for them to practice applying the key concepts in real-world situations. These real-world scenarios are primarily delivered through our performance-based management training platform. Our courses bring the real world to life in the classroom through the use of computer-based and rich-media simulations, supplemented with substantial amounts of hands-on exercises and group activities, facilitated by experts in their respective fields.

As of September 27, 2013, we offered 123 titles in our IT curriculum, representing 67% of our entire course library. This compares to 133 titles or 64% of our entire course library, at the end of fiscal year 2012. As of September 27, 2013, we offered 60 titles in our management curriculum, representing 33% of our course library, compared to 76 titles, or 36% of our entire course library, at the end of fiscal year 2012. To assist participants in their long-term professional development, we offer 24 Learning Tree Professional Certification programs, in which participants earn their Learning Tree-issued certification by successfully completing four Learning Tree courses in a particular field, and demonstrating mastery by passing the examination for each course. Each Professional Certification Program is designed to teach all of the skills necessary to master a specific job function.

Over our 39-year history, we have developed and implemented a well-defined, systematic approach for rapidly developing, customizing and updating courses in the Learning Tree library and for translating our course content into multiple languages. We organize courses into curricula that reflect general topics or disciplines. We continuously update and expand our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of our customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2013, we introduced 27 new course titles and retired 53 titles. We may or may not introduce more titles than we retire in any period, and there can be no assurance that we will develop courses that keep pace with the introduction of new hardware, software and networking technologies or the need for key business skills training. We expect course development costs to vary in the future, primarily depending on the number of new titles we introduce in any period, as well as the overall size of the total course library we must maintain.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world, and by making approximately 90% of our course titles available online through Learning Tree AnyWare™. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses on demand at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 579 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver any Learning Tree course to any location in the world.

In fiscal year 2013, we presented 5,555 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 45 countries. We currently operate wholly-owned subsidiaries in the United States (since 1974), France (since 1977), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. As in most years, in fiscal year 2013, our foreign operations produced approximately half of our revenues. See Note 9 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. On an on-going basis, we evaluate the advisability of expansion or contraction of our operations both within cities and countries with existing Learning Tree Education Centers and in new cities or countries.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, medium-sized companies and government organizations throughout the world, and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Our customers operate in a wide range of sectors, including finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Every one of our 100 largest clients five years ago in fiscal year 2008 was still one of our clients five years later in fiscal year 2013. In fiscal year 2013, we provided training to 71,314 course participants, and over 160 of our corporate and government customers purchased more than $100,000 of Learning Tree training. No one commercial customer or government agency accounted for 10% or more of our revenues in fiscal year 2013.

Backlog. Our sales backlog at September 27, 2013 was $26.2 million. This compares to a sales backlog of $30.1 million at September 28, 2012. We reasonably expect the entire backlog to be executed within fiscal year 2014.

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

At September 27, 2013, we have a telemarketing sales team that consisted of 90 telemarketers and related support staff. Our telemarketers call customer leads generated from direct mailings, e-mail marketing, website inquiries and other sales and marketing programs. In addition, our sales team follows up on customer inquiries, and works to identify key personnel at customers with the potential to become major customers. We use advanced business intelligence techniques to identify regions of our database that are profitable to mail, email and/or call, and those that are not.

At September 27, 2013, we employed a field sales team of 43 direct field sales representatives and related support staff. Our direct sales force primarily focuses on selling training that is delivered on-site for our customers at their locations.

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

Learning Tree Training Passports permit an individual Passport holder to attend up to a specified number of courses, generally two, three or four, during a one- to two-year period. List prices for Passports are significantly discounted from the list price of the equivalent number of individual courses. During fiscal year 2012, we re-introduced for a limited time an unlimited Passport that allowed an individual to attend as many courses as they wanted by June 30, 2013. The Learning Tree Training Voucher program allows corporate customers to buy Vouchers in quantities from three to hundreds at volume-discounted prices, for future courses to be taken by any person in the customer organization generally over a twelve-month period.

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

Our main IT training competitors are vendor-dependent and include the IT hardware and software vendors themselves. Many hardware and software vendors supply training, sometimes bundled in the prices of their products. Other vendor-dependent providers are authorized or certified companies that deliver these vendors’ proprietary courses. Vendor-dependent providers may have, or claim, greater knowledge of upcoming developments in their products, and their certifications are widely recognized. We differentiate ourselves from vendor-dependent providers by maintaining a vendor-independent posture and providing cross-platform training solutions. Our courses focus on improving job skills, rather than the vendor-dependent focus on vendor product features. By being vendor-independent, we can address both the strengths and the weaknesses of a product and teach IT professionals how to integrate one product with those of other vendors in multi-vendor configurations. We leverage the real-world expertise of Learning Tree instructors and authors to ensure that we offer courses that match or exceed those of vendor-dependent providers.

Our principal management education competitors include for-profit and not-for-profit post-secondary educational providers, as well as not-for-profit management associations and training companies who focus—as do we—on providing continuing professional development programs to government and commercial organizations and the employees of those organizations. We believe we differentiate ourselves from these competitors by adopting and implementing a more practical, results-oriented, approach to management education than is typical in this market, as well as through our focus on performance-based learning, our patented MagnaLearn™ Instructional Enhancement Technology, and our simulation-centric educational methodology.

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

Internal training departments generally provide companies with the most control over the method and content of training, enabling them to tailor programs to their specific needs. However, we believe that internal trainers find it difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand for training, and therefore many organizations must supplement their internal training resources with externally supplied training. This is particularly critical when dealing with new or emerging technologies. Additionally, internal training departments may not operate consistently on a worldwide basis, where we offer consistent IT and management courses, processes and quality around the globe.

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

E-Learning and Blended Learning. IT and management training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Independent industry reports state that, consistent with the prior ten years, for the 2012 State of the Industry report, instructor-led classroom delivery continued to be the most widely used method for delivery of corporate training, with approximately 70% of all training being instructor-led. We believe this is because instructor-led training provides the greatest focus and ability for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem-solving with their instructor and fellow participants, and the opportunity to get expert advice on the application of the course material to their own projects. Furthermore, instructor-led classroom training insulates course participants from workplace interruptions and accelerates their learning of new technologies. However, the use of technology-based IT training formats, such as Internet-based e-learning, has gained acceptance in the IT and management training and education market, largely gaining market share at the expense of other self-study formats including video and printed materials. Remote delivery of live instructor-led training courses has increased in the past few years and now accounts for approximately 23% of all instructor-led courses.

We have continued to investigate technology-based training formats and how they might effectively be integrated into our training programs. In fiscal year 2009, we developed Learning Tree AnyWare™, our proprietary live online learning platform that integrates participants in remote online locations into live class events in another location. Remote participants use an ordinary Internet connection to connect to our patent-pending classroom interface. Once logged in, remote AnyWare™ class participants see and hear their classroom-based instructor and classmates in real time, and view the instructor’s annotations on the two in-class MagnaLearn™ projection screens in real-time. They are able to participate in discussions, ask questions, work in breakout sessions, and complete the same hands-on exercises under the guidance of an expert instructor as their in-class counterparts. They gain the full benefit of our proprietary courseware, and achieve the same level of knowledge and skill transfer as in-class participants. Through AnyWare™, we effectively apply technology to leverage the strengths of our classroom offerings providing greater flexibility for our customers by providing them with more scheduled course dates from which to choose. With the use of our AnyWare™ product, our clients anywhere in the world can choose to participate in any course event being taught at any of our education centers, without the need to travel or commute to the actual course site.

During our third and fourth quarters of 2013 we opened a total of 38 Learning Tree AnyWare™ Learning Centers, including 31 stand-alone AnyWare™ Learning Centers in strategic locations in North America, one in the UK, and another seven located within our North American Education Centers. These AnyWare™ Learning Centers provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for equipment, communication, internet connectivity speed, and learning environment, at a location near to where they live or work, eliminating any added travel costs to attend a course at one of our education centers. Our typical stand-alone Learning Tree AnyWare™ Learning Center has the capacity to handle three to five attendees per day. They are typically located in short term rental facilities that allow us to more easily address changes in demand. The AnyWare™ Learning Centers located within our existing North American Education Centers have the capacity to handle eight attendees each with some able to accommodate up to 15 attendees.

Employees

Our executive officers have extensive experience in the training and education industry with an average of over 18 years of experience with us and over 24 years of relevant industry experience.

On September 27, 2013, we had a total of 393 full-time equivalent employees, 158 of whom were employed outside the United States. We also utilized the services of 579 expert instructors to teach our courses on an “as-needed” basis. We consider our relations with our employees and our instructors to be good.

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

Our MagnaLearn™ Instructional Enhancement System is covered by patents in the United States and a number of foreign countries. The MagnaLearn™ system gives Learning Tree instructors greater flexibility to customize and pace course presentations by allowing them to annotate, highlight and manipulate course materials on two independent projection screens, in real time. The system also provides automated feedback to our course development resources, allowing constant improvement of courses and the ability to consistently update courses immediately on a world-wide basis.

We have applied for patent protection related to our Learning Tree AnyWare™ live online learning platform.

Regulatory Environment

We are paid directly by the employers of Learning Tree course participants and do not receive funding from any government student-aid or loan programs. As a result, we do not depend on government Title IV funding and are generally exempt from the governmental regulation of public education providers. In contrast, providers of education to the public must comply with many laws and regulations of Federal, state and international governments. However, our results of operations could be affected by current or future licensing or regulatory requirements.

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

Common Stock Price Fluctuations

Historically, our common stock price has fluctuated, and we expect fluctuations to continue in the future.

General Factors. We believe some of the reasons for past fluctuations in the price of our stock related to factors such as:

•	variations in our revenues, gross margins, earnings or other financial results;

•	fluctuations in general conditions in the economy, our market, and the markets served by our customers;

•	announcements of developments related to our business;

•	announcements concerning new products or enhancements by us or our competitors;

•	developments in our relationships with our customers;

•	market perceptions of new means of delivering training;

•	introductions of new technologies both by our customers and technology vendors; and

•	limited public float and low daily trading volume.

In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. In some cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our operating performance.

Future Sales of Our Common Stock. Sales of our common stock by our founders, officers, directors and employees could adversely and unpredictably affect the price of shares of our common stock. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 13,217,484 shares outstanding as of December 01, 2013, as of that date, we are authorized to issue up to 209,442 shares of common stock upon the exercise of outstanding options and vesting of restricted stock units, and an additional 623,262 shares of common stock remained available for issuance of equity awards under our 2007 Equity Incentive Plan. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.

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

Timing of Course Development, and Sales and Marketing Expenditures. We try to adjust our expenditures for course development and sales and marketing to maintain our long-term profitability, including our assessment of the potential to influence future customer demand, market conditions, and other factors. This may mean accepting reduced margins in poor economic periods, as we must commit too much of our spending before our attendees enroll in our courses. If revenues fall short of our expectations, we may not be able to adjust our expenditures quickly enough to compensate for lower than anticipated revenues. This could compound the impact of any revenue shortfall and further affect our operating results and the price of our common stock.

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

Seasonal Factors. Our quarterly revenues and income fluctuate due to the seasonal spending patterns of our customers, which are affected by factors such as:

•	cyclic or one-time budgetary considerations;

•	government spending and budget cycles;

•	factors specific to their business or industry; and

•	weather, holiday and vacation considerations.

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

We may not be able to fully utilize our deferred tax assets and changes in our tax rates or exposure to additional tax liabilities could adversely affect our financial position. In the third quarter of 2012 we established a valuation allowance against our deferred tax assets in the United States and France due to current year and projected future pre-tax book losses.We continued to maintain this valuation allowance throughout fiscal year 2013. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part, primarily with respect to projected taxable income. The estimate of future taxable income can never be predicted with certainty. It is derived from budgets and strategic business plans but is dependent on numerous factors, some of which are beyond our control. Substantial variance of actual results from estimated future taxable profits, or changes in our estimate of future taxable profits, could lead to changes in deferred tax assets being realizable, and would require a corresponding adjustment to the valuation allowance. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions, decisions on repatriation of foreign earnings, and changes to our valuation allowance in future periods. As a result, we may not be able to use the full amount of our deferred tax assets and may be exposed to elevated tax rates or additional tax liabilities, which could adversely affect our financial position.

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

Limited Liquidity

We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, cash flows from operations, and other financing available to us to finance our operating cash needs.

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

Risks Associated with Cyber Security

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

Dependence on Key Vendors

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

As of December 1, 2013, our executive officers and directors collectively beneficially own approximately 57.3% of our outstanding shares of common stock. As of that date, Dr. Collins, our Chairman of the Board of Directors and Chief Executive Officer, beneficially owned (including shares owned with his wife, Mary Collins, a director of the Company) approximately 31.7% of our outstanding shares of common stock. Eric Garen, our Vice Chairman of the Board of Directors, beneficially owned approximately 25.0% of our outstanding shares of common stock as of December 01, 2013. Other officers and directors owned approximately 0.6% of our outstanding shares of common stock as of December 01, 2013. Consequently, senior personnel, and Mr. Garen, Dr. Collins and Mary Collins in particular, have significant influence over, and may control our policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

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

United States government enactment of sequestration and inability to agree on a federal budget has adversely impacted our operations and financial results. We believe the implementation by the U.S. federal government of the automatic spending cuts commonly referred to as “Sequestration” has had a significant negative impact on our North American operations as our government customers face uncertainty over whether the amount of funds allotted for training is actually available. This uncertainty has led to lower enrollments and cancellation of existing enrollments from the government sector and to some degree from those of our commercial customers that rely heavily on government contracts. Continuation of this trend would have a material adverse impact on our government sector revenue, which in turn could have a material adverse impact on our operations and financial results.

United States government action or inaction with respect to the continuing budget deficit could adversely impact our operations and financial results. The inability of the US Congress to enact a budget for the current fiscal year, continued sequestration, and or another shutdown of the US Government could adversely impact demand for our services by limiting the funding available to many of our customers, particularly those in the government sector. Various entities of the United States government and United States government contractors, on a combined basis, account for more than fifteen percent of our business. We anticipate that implementation of major legislative reductions to the federal budget, would reduce, delay or cancel funding used by our government and government contractor customers to purchase our services, which would have a material adverse impact on our operations and financial results.

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

Item  1B.        UNRESOLVED STAFF COMMENTS.

None.

Item 2.            PROPERTIES.

Our headquarters are located at 1831 Michael Faraday Dr., Reston, VA 20190.

We own a 38,500 square foot office facility in Reston, VA, which is occupied by the corporate offices as well as the sales, administrative and operations groups of our United States subsidiary. We lease all of our other offices and education center classroom facilities. The leases expire at various dates over the next 9 years. We also present our courses at rented hotel and conference facilities and customer sites. We typically provide all of the software, hardware and networking systems required for use in our courses.

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

The following table contains certain information regarding Learning Tree Education Centers and offices at September 27, 2013:
Location (Metropolitan Area)	Function(s)	Number of Classrooms	Total Area in Square Feet
Chicago, IL	Education Center	5	11,017
Los Angeles, CA	Education Center	5	9,889	(d)
Los Angeles, CA	Office	0	12,808	(d)
New York, NY	Education Center	19	41,724
Washington, DC area	Education Centers (3 sites)	35	84,501
Reston, VA	Offices (3 sites)	0	45,959	(a)
Paris, France	Education Center & Office	19	36,813
London, England	Education Center	34	49,122	(b)
Leatherhead, England	Office	0	23,056	(c)
Ottawa, Canada	Education Center & Office	6	20,006
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	9	21,151
Tokyo, Japan	Education Center & Office	1	2,683
		143	375,936

(a)	Includes a 38,500 square foot office facility which we own; all other facilities are leased.
(b)	On November 14, 2012, we terminated the prior lease for this property and entered into four new leases. See Footnote 4 “Commitments and Contingencies”.
(c)	Excludes 3,000 square feet that we sublease to a single subtenant. The Sublease ends in March 2016.
(d)

We closed the office facility in Los Angeles, CA in December 2012. The education center in Los Angeles remains available for use while we attempt to sublease the property. We recorded a charge for the remaining lease liability net of estimated sublease income. The lease ends in April 2016.

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

 SECURITIES.

Price Range of Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our Common Stock on the NASDAQ Stock Market:

Fiscal Year 2012
First Quarter	$8.66	$5.55
Second Quarter	7.00	4.76
Third Quarter	6.00	4.00
Fourth Quarter	5.81	4.10

Fiscal Year 2013
First Quarter	$5.77	$5.10
Second Quarter	5.44	3.36
Third Quarter	3.89	3.00
Fourth Quarter	4.29	3.05

As of March 27, 2013, the record date for our last annual meeting, the number of holders of our Common Stock was 837, consisting of 57 record holders and 780 stockholders whose stock is held by a bank, broker or other nominee.

Dividends

On August 9, 2010, our Board of Directors declared a special dividend of $2.20 per share (approximately $29.9 million) which was paid on September 10, 2010, to stockholders of record as of August 20, 2010. In conjunction with the special dividend, a Dividend Participation Agreement was provided to holders of restricted stock units outstanding as of August 18, 2010. Pursuant to the Dividend Participation Agreement, the holders of restricted stock units received dividends of $40,000 in fiscal year 2012 and $26,000 in fiscal year 2013 upon vesting of the restricted stock units. There are no further dividend payments required pursuant to the Dividend Participation Agreement. We have no plans to pay any other cash dividends in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on our financial condition and other factors that our Board of Directors may in the future consider to be relevant.

Sales of Unregistered Securities

During fiscal years 2013 and 2012, we did not make any unregistered sales of our securities.

Purchases of Equity Securities

On May 8, 2012, we announced that our Board of Directors amended our share repurchase program to authorize an additional $4,500,000 for the repurchase of our common stock, par value $0.0001 per share. The increase of $4,500,000 equated to approximately 5.9% of our issued and outstanding shares of Common Stock based upon the $5.60 closing price of the Common Stock on May 7, 2012. Following the amendment to the program, there was $4,571,585 available for share repurchase under the program. Under the share repurchase program, we may acquire shares of our common stock in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations, but have no commitment to do so.

During the third quarter of fiscal year 2012 we repurchased 335,700 shares of our common stock at a total cost of approximately $1.7 million. We may choose to make additional purchases of our Common Stock in the future, but have no commitment to do so.

Securities Authorized for Issuance under Equity Compensation Plans
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	0	$0.00	823,262
Equity compensation plan not approved by security holders	0	0.00	0
Total	0	$0.00	823,262

For a description of the other material features of our equity compensation plan, see Note 6 of “Notes to Consolidated Financial Statements.”

Item 6.             SELECTED FINANCIAL DATA.

           Not Required for a Smaller Reporting Company

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

OVERVIEW

Nature of the Business. Learning Tree International is a leading worldwide vendor-independent provider of training and education to business and government organizations for their IT professionals and managers. Since our founding in 1974, we have provided high-quality training to over 2.3 million IT professionals and managers. In fiscal year 2013, while presenting courses in 45 countries, we trained 71,314 course participants from more than 8,000 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

As of September 27, 2013, we offered a broad proprietary library of intensive instructor-led courses from one to five days in length, consisting of 183 different course titles representing 4,134 hours of training, including 123 IT course titles and 60 management course titles. Learning Tree courses provide both breadth and depth of education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and generate approximately half of our revenues outside of the United States. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. Our proprietary live online learning platform, Learning Tree AnyWare™, allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses are translated into French, Swedish and Japanese. Our proprietary course development process also allows us to customize our courses to specific customer requirements for delivery at their sites.

We design our own vendor-independent IT courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. All Learning Tree courses are highly interactive, and incorporate extensive hands-on exercises or case study workshops. Our IT courses are designed around highly practical hands-on exercises that provide participants with extensive in-class experience mastering the tools and techniques they can apply immediately upon returning to their jobs. Similarly, many of our management courses utilize our innovative proprietary learning methodology that provides an environment in which course participants learn entirely by doing through extensive multi-media simulations. Throughout these courses, participants gain extensive experience applying new management skills in life-like, challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, course participants can achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplaces.

We had 579 instructors as of September 27, 2013, who are practicing professionals with expert subject knowledge, and who average over 26 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 10 course events per year on an “as-needed” basis. When they are not teaching, Learning Tree instructors use and hone their IT and management skills either as full-time employees for other companies or as independent consultants.

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

As we have for the past 39 years, we continue to emphasize excellence in educating and training IT professionals and managers from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that our proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. Every one of our 100 largest clients five years ago in fiscal year 2008 was still one of our clients five years later in fiscal year 2013. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2012 ended on September 28, 2012 and our fiscal year 2013 ended on September 27, 2013. Our fiscal years 2012 and 2013 each consisted of 52 weeks.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	September 28, 2012	September 27, 2013
Revenues	100.0%	100.0%
Cost of revenues	48.7	53.9
Gross profit	51.3	46.1
Operating expenses:
Course development	6.8	6.7
Sales and marketing	27.2	24.5
General and administrative	22.7	21.9
Total operating expenses	56.7	53.1
Loss from operations	(5.4)	(7.0)
Other expenses, net	-	(0.1)
Loss before provision for income taxes	(5.4)	(7.1)
Provision for income taxes	3.8	0.4
Net loss	(9.2)%	(7.5)%

FISCAL YEAR 2013 COMPARED WITH FISCAL YEAR 2012

In fiscal year 2013, our world-wide revenues decreased to $116.8 million from $129.0 million in fiscal year 2012. Loss from operations was $(8.2) million in fiscal year 2013 compared to $(6.9) million in 2012. Net loss for fiscal year 2013 was $(8.7) million compared to a net loss of $(11.9) million in fiscal year 2012.

Revenues.

Our fiscal year 2013 revenues decreased by 9.5% compared to fiscal year 2012. The decrease in revenues primarily resulted from a 7.2% decrease in the number of course participants and a 2.7% reduction in average revenue per participant. The decrease in revenues was situated in both our North America and European operations. Changes in foreign exchange rates reduced revenues by 0.4%, predominately impacting our operation in Japan.

Revenues in North America of $69.8 million in fiscal 2013 decreased 10.7% compared to $78.2 million in fiscal year 2012. For North America operations, average revenue per participant dropped 6.1% while the number of participants decreased 4.6% year over year. The decrease in average revenue per participant in North America year over year was primarily the result of lower prices realized from participants attending under a special, more-heavily discounted passport program, which started in our fourth quarter of fiscal 2012 and largely ended June 30, 2013. The decrease in the number of participants in North America in fiscal year 2013 was primarily caused by the U.S. Government’s enactment of sequestration resulting in automatic reductions to government agency spending which reduced the number of participants from the U.S. government and related government contractors. Revenues from the U. S. Government and government contractors who purchased courses under our government contract schedules totaled $19.7 million for fiscal year 2013 compared to $25.7 million for fiscal year 2012. Additionally, the number of North American participants in fiscal year 2013 was negatively impacted by Hurricane Sandy which disrupted our east coast, especially our New York, operations during our first quarter of fiscal year 2013.

Revenues from our European operations decreased 7.6% to $45.0 million in fiscal year 2013 from $48.7 million in fiscal year 2012. Exchange rates negatively impacted year over year European revenues by less than 0.1%. For European operations, average revenue per participant increased 4.9% and the number of participants decreased 12.0%. The decrease in the number of participants in our European operations for fiscal year 2013 is the result of the continued adverse effects of the European economies.

During fiscal year 2013, we provided 251,295 attendee-days of training worldwide, a decrease of 5.4% from 265,731 attendee-days in fiscal year 2012. In our IT courses during fiscal year 2013, we provided 153,299 attendee-days of IT training worldwide, a 1.0% decrease from 154,921 attendee-days in fiscal year 2012. In our management courses in fiscal year 2013, we provided 97,996 attendee-days of training worldwide, an 11.6% decrease from 110,810 attendee-days in fiscal year 2012.

Cost of Revenues. Our cost of revenues primarily includes the variable costs of course instructors and their travel expenses, course materials, refreshments and freight, and the fixed costs of course equipment and classroom facilities. During fiscal year 2013, we presented 5,555 events, 13.7% less than the 6,438 events during fiscal year 2012. This resulted from our efforts over the past year to adjust our course scheduling, and thus to increase both the number of participants per event and the percentage of events that run as scheduled. As a result of these efforts, the average number of participants per event rose to 12.8 in fiscal year 2013 from 11.9 in fiscal year 2012, and the percentage of advertised events that we ran also increased substantially. Our cost of revenues for fiscal year 2013 increased to $63.0 million from $62.8 million in fiscal year 2012. Our cost of revenues as a percentage of our revenues increased to 53.9% for fiscal year 2013 from 48.7% in fiscal year 2012.

The increase in cost of revenues as a percentage of revenues in fiscal year 2013 was due to the 16.2% increase in the average cost per event, partially offset by a 4.6% increase in revenue per event. The increase in our cost per event was primarily the result of higher instructor costs, increased depreciation expense related to the replacement of classroom equipment in the later part of fiscal 2012, and the apportionment of higher fixed costs related to our education centers over fewer events. As a result, gross profit declined 18.8% to $53.8 million in fiscal 2013 from $66.2 million in fiscal year 2012.

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

During fiscal year 2013, course development expenses were 6.7% of revenues compared to 6.8% during fiscal year 2012. In fiscal year 2013, we decreased our overall spending on course development by 10.4% to $7.8 million compared with $8.7 million in fiscal year 2012. This $0.9 million decrease includes $0.6 million in lower rent costs due to the closure of the Los Angeles office. The remaining $0.3 million reflected a decrease in activities associated with new course development and existing course revisions compared to the prior year. We introduced 21 new IT course titles in fiscal year 2013, the same number that we added in fiscal year 2012. During fiscal year 2013 we introduced 6 new management courses compared with 10 in fiscal year 2012.

At the end of fiscal year 2013, the Learning Tree library of instructor-led courses numbered 183 titles, comprising 4,134 hours of training, compared with 209 titles at the end of fiscal year 2012. The decrease in the number of titles in fiscal year 2013 reflected the net effect of introducing 27 new titles and retiring 53 titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At September 27, 2013, we had 123 IT titles in our course library, compared with 133 at the end of fiscal year 2012. Our library of management titles numbered 60 as of September 27, 2013, compared with 76 management titles at the end of fiscal year 2012.

Sales and Marketing Expenses. Sales and marketing expenses primarily include the cost of designing, producing and distributing direct mail and media advertisements, marketing e-mails and our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities.

Our sales and marketing expenses were 24.5% of revenues in fiscal 2013 compared to 27.2% of revenues in fiscal year 2012. Sales and marketing expenses decreased to $28.6 million in fiscal year 2013 from $35.1 million in fiscal year 2012. The overall decrease of $6.5 million was primarily due to decreases of: $4.4 million in decreased personnel and benefits costs resulting from the world-wide sales force reduction implemented at the end of fiscal year 2012, and a $1.0 million decrease in direct marketing and advertising expenses. On a year over year basis, changes in foreign exchange rates did not materially impact our sales and marketing expenses.

General and Administrative Expenses. Our general and administrative expenses were 21.9% of revenues in fiscal year 2013 compared to 22.7% of revenues in fiscal year 2012. We reduced general and administrative expenses by $3.8 million to $25.5 million in fiscal year 2013 from $29.4 million in fiscal year 2012. The overall decrease was due to decreases of: $3.2 million in lower salary and benefit costs, $1.3 million in lower severance expense, $0.4 million reduced bank credit card fees, and $0.1 million in lower depreciation and amortization costs. These decreases in general and administrative expenses were partially offset by a $1.2 million increase in professional service costs primarily resulting from an unsuccessful attempt to privatize the Company during fiscal year 2013.

Other Income (Expense), Net. Other income (expense), net in fiscal year 2013 remained essentially unchanged year over year at expense of $0.1 million in fiscal years 2013 and 2012.

Income Taxes. In fiscal year 2013, our income tax provision was $0.4 million compared to $4.9 million in fiscal year 2012. Our effective rate for fiscal year 2013 was (5.4) % compared to (69.7) % in fiscal year 2012. The effective rate for fiscal year 2013 is primarily related to U.S. Federal, State and Foreign taxes. The effective rate for fiscal year 2012 was primarily attributable to the valuation allowance we recorded against our deferred tax assets as a result of experiencing a net loss for 2012. In the third quarter of 2012 we established a valuation allowance against deferred tax assets in the United States and France due to current year and projected future pre-tax book losses. This valuation allowance has been maintained to date. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income.

In the fourth quarter of fiscal year 2013, we recorded a deferred tax liability for Federal income and foreign withholding taxes on approximately $10.1 million of our international subsidiaries’ undistributed earnings as of September 27, 2013. Based on future forecasts and budgets, we plan to repatriate cash from the foreign subsidiaries to the United States. This deferred tax liability is offset by deferred tax assets in the United States; therefore, the net impact to tax expense for fiscal year 2013 is only the $25 of foreign withholding taxes.

GEOGRAPHIC DATA

Learning Tree Education Centers are located in six countries and we have historically derived roughly half of our revenues from outside the United States. The North America operations recorded revenues of $69.8 million in fiscal year 2013 compared to revenues of $78.2 million in fiscal year 2012. Revenues from our European operations were $45.0 million in fiscal year 2013 compared to $48.7 million in fiscal year 2012. Our Asian operations recorded revenues of $2.0 million in fiscal year 2013 compared to $2.2 million in fiscal year 2012. See Note 9 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

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

INFLATION

In fiscal year 2013, inflation did not have a significant impact on our net sales, revenues and income from continuing operations. Changing prices, mainly due to larger discounting as a result of the reimplementation of the unlimited Passport product, contributed to the 2.7% reduction in revenue per attendee for fiscal year 2013 as compared to fiscal year 2012. See the discussion on Revenues above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which provides guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. The standard requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects of amounts reclassified out of accumulated other comprehensive income on income statement line items. ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The standard provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset instead of presented gross for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and may be applied either retrospectively or on a prospective basis to all unrecognized tax benefits that exist at the adoption date. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

Fluctuations in quarter-to-quarter results also occur as a result of differences in the timing of our spending on the marketing and development of our courses and for seasonal factors. Our quarterly revenues and income fluctuate due to the seasonal spending patterns of our customers, which are affected by factors including: (i) cyclic or one-time budgetary considerations; (ii) factors specific to their business or industry; (iii) weather, holiday and vacation considerations; and (iv) other considerations.

See Note 15 of “Notes to Consolidated Financial Statements” for our unaudited quarterly financial data for the eight fiscal quarters ended September 27, 2013. Our operating results for any quarter are not necessarily indicative of the results for any future period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 27, 2013 included cash and cash equivalents on hand of $26.6 million. During fiscal year 2013, the total of our cash and cash equivalents increased by $0.8 million primarily as a result of sales of available for sale securities totaling $6.1 million offset by cash used in operations of $2.7 million and $2.5 million used for capital expenditures.

Cash Flows. Our cash and cash equivalents increased by $0.8 million to $26.6 million at September 27, 2013 from $25.8 million at September 28, 2012.

	Fiscal Year Ended		Net Change
	September 28, 2012	September 27, 2013	2013 vs. 2012
Cash used in operating activities	$(1.2)	$(2.7)	$(1.5)
Cash (used in) provided by investing activities	(11.4)	3.7	15.1
Cash used in financing activities	(1.8)	(0.1)	1.7
Effects of exchange rates on cash and cash equivalents	(0.1)	(0.1)	0.0
(Decrease) Increase in cash and cash equivalents	$(14.5)	$0.8	$15.3

Cash used in operating activities totaled $2.7 million in fiscal year 2013 as compared to cash used in operating activities of $1.2 million in fiscal year 2012. Cash provided by investing activities totaled $3.7 million during fiscal year 2013 compared to cash used in investing activities of $11.4 million for fiscal year 2012. The change was the result of sales of available for sale securities of $6.1 million in fiscal year 2013 as compared to net purchases of available for sale securities of $4.0 million in fiscal 2012 and $5.0 million in lower capital expenditures for purchases of equipment and other capital assets during fiscal 2013. Cash used in financing activities was $0.1 million during fiscal year 2013 compared to $1.8 million in fiscal year 2012. This change was primarily due to the repurchases of common stock in fiscal 2012. The effect of exchange rates on cash and cash equivalents during fiscal year 2013 was ($0.1) million the same as in fiscal year 2012.

In fiscal year 2013, “free cash flow,” which we define as net cash used in operating activities plus purchases of equipment, property and leasehold improvements was a negative $5.2 million. This compares to a negative $8.6 million of free cash flow in fiscal year 2012. The change in free cash flow for fiscal year 2013 is primarily due to a $5.0 million decrease in purchases of capital expenditures partially offset by a $1.5 million increase of cash used in operating activities. We believe that free cash flow is useful for investors to understand our liquidity. Free cash flow is a non-GAAP financial measure and accordingly should be considered only as a supplement to, and not a replacement of, cash provided by operating activities as a measure of our liquidity. The following is a reconciliation of free cash flow to cash provided by operating activities computed in accordance with GAAP:

	Fiscal Year
	September 28, 2012	September 27, 2013
Cash used in operating activities	$(1.2)	$(2.7)
Less: Purchases of equipment, property and leasehold improvements	(7.4)	(2.5)
Free cash flow	$(8.6)	$(5.2)

Liquidity. At September 27, 2013 our working capital (current assets minus current liabilities) was $1.7 million, a $3.4 million decrease from our working capital balance at September 28, 2012. The change in working capital was primarily due to the net loss for the year of $8.7 million and purchases of property, plant and equipment during the year of $2.5 million partially offset by $6.0 million of non-cash depreciation and amortization expense and the return of $2.2 million of lease deposits related to the London, UK education center property.

We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand including the possible repatriation of cash from our foreign subsidiaries, cash flows from operations, and other financing available to us to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for our fiscal year 2014.

Capital Requirements. During fiscal year 2013, we made capital expenditures of $2.5 million for the purchase of equipment worldwide, mostly computers and other equipment for use in our courses. The capital spending in fiscal year 2013 was to replace equipment in order to provide our customers with up-to-date technologies when participating in our courses. We plan to continue to invest in our infrastructure to accommodate any increased customer demand, to continue improving the quality and effectiveness of our course delivery and to incorporate significant changes in technology. We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next eight years. In addition to requiring monthly/quarterly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease. We record the expense for these asset retirement obligations ratably over the life of the lease. We have no asset retirement payments coming due in fiscal year 2014.

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

Critical Accounting Estimates

Revenue Recognition. We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. During fiscal year 2012, we re-introduced for a limited time the Unlimited Training Passport which allows an individual Passport holder to attend as many courses as they want, before the expiration date. For a Training Passport, the amount of revenue recognized for each course attendance is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses all Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

Income Taxes. We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. The estimated forfeiture rate used for fiscal years 2012 and 2013 was zero.

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

OUTLOOK

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates as of December 1, 2013 remain constant for the remainder of our first quarter of fiscal year 2014, we would expect to report a favorable effect of approximately 0.1% on our revenues during our first quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013. Of course, we would also see an unfavorable effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in U.S. dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

First Quarter Revenues. We currently expect revenues for our first quarter of fiscal year 2014 of between $30.9 million and $32.4 million, compared to revenues of $33.3 million in our first quarter of fiscal year 2013.

First Quarter Gross Profit. We expect a gross profit percentage in our first quarter of fiscal year 2014 of between 45.8% and 46.2% compared to 50.7% in our first quarter of fiscal year 2013.

First Quarter Operating Expenses. We expect overall operating expenses for our first quarter of fiscal year 2014 to be between $14.2 million and $15.0 million, compared to $18.2 million in our first quarter last year.

First Quarter Income (Loss) from Operations. As a result of the above factors, we expect to experience a first quarter of fiscal year of 2014 operating results of between a loss of  $(0.9) million and income of $0.7 million compared with a $(1.4) million operating loss in our first quarter of fiscal year 2013.

First Quarter Other Income, Net. We expect first quarter other income (expense), net to be less than $0.1 million.

First Quarter Pre-Tax Income (Loss). Overall, we expect to report pre-tax income (loss) for our first quarter of fiscal year 2014 of between a loss of $(0.9) million and income of $0.7 million, compared to a pre-tax loss of $(1.4) million in the first quarter of fiscal year 2013.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required for a Smaller Reporting Company

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of September 27, 2013 and September 28, 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries at September 27, 2013 and September 28, 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Bethesda, Maryland

December 12, 2013

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 28, 2012	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$25,784	$26,583
Available for sale securities	6,131	0
Trade accounts receivable, less allowances of $235 and $180, respectively	16,831	14,057
Income taxes receivable	1,623	921
Prepaid expenses	4,318	3,383
Deferred income taxes	250	0
Other current assets	2,361	1,848
Total current assets	57,298	46,792

Equipment, Property and Leasehold Improvements:
Education and office equipment	39,685	38,586
Transportation equipment	235	200
Property and leasehold improvements	28,807	28,002
	68,727	66,788
Less: accumulated depreciation and amortization	(48,186)	(50,090)
	20,541	16,698
Restricted interest-bearing investments	9,531	4,175
Deferred income taxes	742	466
Other assets	934	831
Total assets	$89,046	$68,962

Liabilities
Current Liabilities:
Trade accounts payable	$9,700	$7,309
Deferred revenues	31,899	29,780
Accrued payroll, benefits and related taxes	4,950	4,167
Other accrued liabilities	4,211	2,178
Income taxes payable	344	0
Current portion of deferred facilities rent and other	1,059	1,663
Total current liabilities	52,163	45,097
Asset retirement obligations	3,907	2,004
Deferred income taxes	437	284
Deferred facilities rent and other	6,851	4,760
Noncurrent tax liabilities	1,182	1,156
Total liabilities	64,540	53,301

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,175,225 and 13,217,484 shares issued and outstanding, respectively	1	1
Additional paid-in capital	5,756	5,825
Accumulated other comprehensive income (loss)	10	(139)
Retained earnings	18,739	9,974
Total stockholders' equity	24,506	15,661
Total liabilities and stockholders' equity	$89,046	$68,962

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Fiscal Year Ended
	September 28, 2012	September 27, 2013

Revenues	$129,047	$116,810
Cost of revenues	62,820	63,010
Gross profit	66,227	53,800

Operating expenses:
Course development	8,754	7,841
Sales and marketing	35,054	28,616
General and administrative	29,367	25,529
	73,175	61,986
Loss from operations	(6,948)	(8,186)

Other income (expense), net:
Interest income, net	201	43
Foreign exchange losses	(257)	(151)
Other	(17)	19
	(73)	(89)
Loss before provision for income taxes	(7,021)	(8,275)
Provision for income taxes	4,890	444
Net loss	$(11,911)	$(8,719)

Comprehensive loss:
Net loss	$(11,911)	$(8,719)
Temporary recovery of available for sale securities	7	0
Foreign currency translation adjustments	220	(149)
	$(11,684)	$(8,868)

Per share data:
Loss per common share - basic	$(0.89)	$(0.66)

Loss per common share - diluted	$(0.89)	$(0.66)

Cash dividends declared per common share	$0.00	$0.00

Weighted average shares outstanding - basic	13,392	13,210
Weighted average shares outstanding - diluted	13,392	13,210

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock			Accumulated Other		Total
	Shares Outstanding	Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
Balance, September 30, 2011	13,479	$1	$5,534	$(217)	$32,433	$37,751

Net loss	0	0	0	0	(11,911)	(11,911)
Unrealized gain on available-for sale securities, net of tax	0	0	0	7	0	7
Foreign currency translation	0	0	0	220	0	220
Share based compensation	0	0	222	0	0	222
Restricted stock units released	40	0	0	0	0	0
Dividend	0	0	0	0	(40)	(40)
Shares surrendered in lieu of tax withholding	(8)	0	0	0	(65)	(65)
Stock repurchases	(336)	0	0	0	(1,678)	(1,678)
Balance, September 28, 2012	13,175	$1	$5,756	$10	$18,739	$24,506

Net loss	0	0	0	0	(8,719)	(8,719)
Foreign currency translation	0	0	0	(149)	0	(149)
Share based compensation	0	0	69	0	0	69
Restricted stock units released	46	0	0	0	0	0
Dividend	0	0	0	0	(26)	(26)
Shares surrendered in lieu of tax withholding	(4)	0	0	0	(20)	(20)
Stock repurchases	0	0	0	0	0	0
Balance, September 27, 2013	13,217	$1	$5,825	$(139)	$9,974	$15,661

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
	Fiscal Year Ended
	September 28, 2012	September 27, 2013
Cash flows - operating activities:
Net loss	$(11,911)	$(8,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,822	6,041
Share based compensation	222	69
Deferred income taxes	6,380	301
Provision for doubtful accounts	109	240
Accretion of asset retirement obligations	201	99
Loss on disposals of equipment and leasehold improvements	19	54
Unrealized foreign exchange losses	220	93
Gain on lease termination	0	(132)
Change in operating assets and liabilities:
Trade accounts receivable	1,356	2,508
Prepaid expenses and other assets	(182)	6,416
Income taxes receivable / payable	(2,529)	857
Trade accounts payable	2,156	(2,197)
Deferred revenues	(3,194)	(2,070)
Deferred facilities rent and other charges	(81)	(802)
Asset retirement obligations	0	(2,958)
Other accrued liabilities	1,253	(2,564)
Net cash used in operating activities	(1,159)	(2,764)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(7,434)	(2,451)
Purchases of available for sale securities	(24,669)	0
Sales of available for sale securities	20,636	6,118
Sales of equipment and leasehold improvements	0	15
Net cash (used in) provided by investing activities	(11,467)	3,682
Cash flows - financing activities:
Repurchases of common stock	(1,678)	0
Shares surrendered in lieu of tax withholding	(65)	(20)
Payment of cash dividends	(40)	(26)
Net cash used in financing activities	(1,783)	(46)
Effects of exchange rates on cash and cash equivalents	(100)	(73)
Net (decrease) increase in cash and cash equivalents	(14,509)	799
Cash and cash equivalents at the beginning of the fiscal year	40,293	25,784
Cash and cash equivalents at the end of the fiscal year	$25,784	$26,583

Supplemental disclosures:
Income taxes paid	$1,883	$1,074
Interest paid	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Nature of the Business

Learning Tree International, Inc. and subsidiaries (“we,” “us,” or “our”) develop, market, and deliver a broad proprietary library of instructor-led classroom courses that are designed to meet the professional development needs of information technology (“IT”) professionals and managers worldwide. These courses are delivered primarily at our leased education centers located in the United States, the United Kingdom, Canada, France, Sweden and Japan. Such course events are also conducted in hotel and conference facilities and at customer sites throughout the world. Approximately 90% of our course titles are also available to individuals located worldwide through Learning Tree AnyWare™, our patent-pending live online learning interface that allows individuals at any location to attend a live instructor-led Learning Tree class via the Internet. Our courses provide both breadth and depth of education across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, and leadership and professional development.

We follow a 52- or 53-week fiscal year, with our quarter-end dates on the Friday nearest the end of the calendar quarter and our year-end dates on the Friday nearest the end of September. Accordingly, our fiscal year 2012 ended on September 28, 2012, and our fiscal year 2013 ended on September 27, 2013. Thus, these consolidated financial statements report our consolidated financial position as of September 28, 2012, and September 27, 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the fiscal years ended September 28, 2012 and September 27, 2013. Fiscal years 2012 and 2013 were each 52-week years.

Certain items in the consolidated financial statements have been reclassified to conform to the current presentation.

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

We offer our customers a multiple-course sales discount referred to as a “Learning Tree Training Passport.” A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a one or two-year period for a fixed price. During fiscal year 2012, we re-introduced for a limited time the Unlimited Training Passport which allows an individual Passport holder to attend as many courses as they want, before the expiration date. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

d. Stock-Based Compensation

We estimate the fair value of share-based option awards on the date of grant using an option-pricing model. We estimate the fair value of share-based restricted stock units and restricted stock grants using the closing price of our stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations and comprehensive income (loss). Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of variables, including our expected stock price volatility, expected term, dividend yield and risk-free interest rates.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. The estimated forfeiture rates used for fiscal years 2012 and 2013 were zero.

e. Course Development Costs

Course development costs are charged to operations in the period incurred.

f. Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $1,399 and $1,057 in fiscal years 2012 and 2013, respectively.

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

As of September 27, 2013, we had no available for sale securities compared to available for sale securities of $6,131 stated at fair market value, net of unrealized gains and losses as of September 28, 2012. Those available for sale securities were highly liquid investments. We may sell investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration or for duration management. These investments consisted primarily of short-term corporate bonds, and United States government agencies securities, both state taxable and tax-exempt issues.

Restricted interest-bearing investments at September 27, 2013 consisted of cash deposits of $2,725 (1,689 British Pounds) and $1,450 which were pledged as collateral to secure our obligations under leases for education center facilities located in the United Kingdom and the United States, respectively. This compares to restricted interest-bearing investments of cash deposits of $8,081 (5,000 British Pounds) and $1,450 at September 28, 2012. The United Kingdom deposits are held in trust by the landlord with interest accruing to us and paid on an annual basis. The deposit will be released to us at the earlier of the end of the lease period or when certain financial ratios have been met. In the United States, the deposit is in a restricted account held by our bank and serves as collateral for a letter of credit issued to our landlord by our bank.

h. Marketing Expenses

Marketing expenses primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future. These costs are charged to expense in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2012 and 2013 were $15,627 and $13,453 respectively.

i. Equipment, Property and Leasehold Improvements

Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Education and office equipment years	3	to	5
Transportation equipment years	4
Accounting software years	7
Leasehold improvements years	20 or the life of the lease, if shorter
Building years	30

Land, stated at cost, amounted to $1,342 during all periods presented.

Software amortization amounted to $3 and $1 in fiscal years 2012 and 2013, respectively. Total depreciation and amortization expense amounted to $4,822 and $6,041 in fiscal years 2012 and 2013, respectively. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization, and any resulting gain or loss is included in the statements of operations and comprehensive income (loss).

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

l. Comprehensive Income (loss)

We report comprehensive income in the Consolidated Statements of Operations and Comprehensive Income (Loss). Other comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax. At the end of fiscal year 2013, accumulated other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments of $(139) compared to cumulative foreign currency translation adjustments of $10 in fiscal year 2012.

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

The tax effects of uncertain tax positions are recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is our accounting policy to account for ASC 740-10 related penalties and interest as a component of the income tax provision in the consolidated statements of operations and comprehensive income (loss).

n. Foreign Currency

We translate the financial statements of our foreign subsidiaries from the local (functional) currencies to U.S. dollars. The rates of exchange at each fiscal year end are used for translating the assets and liabilities and the average monthly rates of exchange for each year are used for the statements of operations. Gains or losses arising from the translation of the foreign subsidiaries’ financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and comprehensive income (loss).

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

In September 2012, we announced our intention to close the Los Angeles, CA office facility effective December 2012. Our lease for these facilities runs through April 2016. We recorded a restructuring charge for the estimated liability associated with future rentals due under the property lease as of the cease use date. The fair value of the lease liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. In addition, the estimated useful life of leasehold improvements was adjusted for the December 2012 closure date.

p. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Available for sale securities are carried at market value.

q. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

r. Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which provides guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. The standard requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects of amounts reclassified out of accumulated other comprehensive income on income statement line items. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The standard provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset instead of presented gross for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and may be applied either retrospectively or on a prospective basis to all unrecognized tax benefits that exist at the adoption date. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

The following table presents the activity for our AROs, which primarily consist of classroom facilities at our education centers:

	Fiscal Year Ended
	September 28, 2012	September 27, 2013
ARO balance, beginning of year	$3,598	$3,907
Liabilities incurred	0	1,022
Accretion expense	201	99
Liabilities satisfied	0	(29)
Settlement of ARO liability	0	(2,929)
Foreign currency translation	108	(66)
ARO balance, end of year	$3,907	$2,004

3. INCOME TAXES

We file a consolidated United States Federal income tax return which includes all of our domestic operations. Our domestic subsidiaries also file income tax returns based on our operations in certain state and local jurisdictions. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

Loss before provision for income taxes consists of the following:

	Fiscal Year Ended
	September 28, 2012	September 27, 2013
Domestic	$(7,208)	$(9,581)
Foreign	187	1,306
Total	$(7,021)	$(8,275)

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
	September 28, 2012	September 27, 2013
Current tax provision (benefit):
U.S. Federal	$(2,141)	$(201)
State	227	253
Foreign	424	91
	(1,490)	143
Deferred tax provision:
U.S. Federal	5,484	274
State	439	0
Foreign	457	27
	6,380	301
Provision for income taxes	$4,890	$444

The following is a reconciliation of the provision for income taxes to the United States Federal statutory tax rate:

	Fiscal Year Ended
	September 28, 2012	Effective Tax rate %	September 27, 2013	Effective Tax rate %

Income taxes at the U.S. statutory rate	$(2,472)	35.2%	$(2,896)	35.0%
Tax-exempt interest	(1)	0.0	0	0.0
Equity compensation	194	(2.7)	6	(0.1)
Penalties	5	(0.1)	6	(0.1)
Other permanent differences	339	(4.8)	356	(4.3)
Effects of foreign taxes and tax credits	(176)	2.5	3,149	(38.1)
State income taxes	(37)	0.5	(138)	1.7
Uncertain tax positions	628	(9.0)	8	(0.1)
Change in valuation allowance	6,355	(90.5)	(174)	2.1
Other	55	(0.8)	127	(1.5)
Total provision for income taxes	$4,890	(69.7)%	$444	(5.4)%

Significant management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that would not be realized. Realization will be based on our ability to generate sufficient future taxable income. In the third quarter of 2012 we established a valuation allowance against our deferred tax assets in the United States and France due to current year and projected future pre-tax book losses. We continued to maintain this valuation allowance throughout fiscal year 2013. As of September 27, 2013, we had a net deferred tax asset of $182.

As of September 27, 2013, we had foreign tax credit carry-forwards of approximately $157, which expire, if unused in the years 2021-2023. We also have $9,100 of net operating losses in the U.S that will begin to expire in the year 2032.

Deferred income tax assets and liabilities consist of the following:

	Fiscal Year Ended
	September 28, 2012	September 27, 2013
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$2,325	$2,321
Deferred revenue	1,779	1,840
Foreign tax credit carryforwards	132	157
Alternative minimum tax credit carryforwards	0	96
Accrued vacation	500	426
Equity compensation	235	48
Depreciation and amortization	1,945	1,219
Other	168	171
Net operating loss	0	3,341
Deferred tax liabilities:
Prepaid expenses	(372)	(283)
481(a) adjustments	(582)	(230)
Undistributed earnings of foreign subsidiaries	0	(3,371)
Domestic net deferred tax assets	6,130	5,735
Foreign operations:
Deferred tax assets:
Deferred benefits for uncertain positions	39	0
Depreciation and other	1,101	903
Deferred tax liabilities:
Depreciation and other	(360)	(258)
Foreign net deferred tax assets	780	645
Domestic and foreign deferred tax assets	6,910	6,380
Valuation allowances	(6,355)	(6,198)
Net deferred tax assets	$555	$182

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For fiscal year 2013, we recognized an expense of $49 attributable to interest for uncertain tax positions. As of September 27, 2013 and September 28, 2012, we had $593 and $616 accrued, respectively for interest and penalties for uncertain tax positions. As of September 27, 2013, $792 of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. During 2013, the Company recorded an additional $183 of unrecognized tax benefits associated with certain intercompany transactions in foreign jurisdictions.  We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than related to these intercompany transactions. We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2007 through 2013.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

	Fiscal Year Ended
	September 28, 2012	September 27, 2013
Balance, beginning of year	$1,159	$566
Increases related to tax positions taken during a prior period	0	0
Decreases related to tax positions taken during a prior period	0	0
Increases related to tax positions taken during the current period	0	183
Decreases related to settlements with taxing authorities	(229)	0
Decreases related to expiration of the statute of limitations	(364)	(186)
Balance end of year	$566	$563

Based on future forecasts and budgets, the Company plans to repatriate cash from the foreign subsidiaries to the United States. Therefore, in the fourth quarter of fiscal year 2013, the Company recorded a deferred tax liability of $3,371 for Federal income and foreign withholding taxes related to approximately $10,100 of its international subsidiaries’ undistributed earnings as of September 27, 2013.  This deferred tax liability is offset by existing deferred tax assets in the United States; therefore, the net impact to tax expense for fiscal year 2013 is only the $25 of foreign withholding taxes.  The remainder of the undistributed earnings will be reinvested in the international subsidiaries in order to fund the local operating expenses and fulfill certain local country compliance requirements; therefore, taxes are not provided on the undistributed foreign earnings that will be reinvested overseas.  At September 27, 2013, it is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed.

4. COMMITMENTS AND CONTINGENCIES

a. Commitments

As of September 27, 2013, we have various non-cancelable operating leases for facilities that expire at various dates through 2021 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2014	$10,300	$46	$10,254
2015	9,674	112	9,562
2016	8,997	46	8,951
2017	6,490	0	6,490
2018	4,048	0	4,048
Thereafter	14,647	0	14,647
	$54,156	$204	$53,952

Rental expense, not including sublease income was $11,955 and $10,072 for fiscal years 2012 and 2013, respectively. Sublease rental income for fiscal years 2012 and 2013 was $2,274 and $387, respectively.

On November 14, 2012, we, together with our United Kingdom subsidiary, Learning Tree International Limited, and Laxton Properties Limited (the “Landlord”) surrendered our lease dated March 19, 1999 for Learning Tree International Limited’s Education Center facility in London (“Euston House”), which had been due to run through January, 2019. Learning Tree International Limited had been subleasing certain floors of the Euston House location to third-party subtenants. In conjunction with the surrender, the subleases reverted to the Landlord and Learning Tree International Limited entered into four new leases with the Landlord for just the space we needed to run our operations in London. We are party to each of the four new leases as guarantor for our subsidiary’s obligations. The four leases each became effective as of November 14, 2012 and cover the total rentable area of Euston House’s (1) ground and basement floors; (2) first floor; (3) second floor; and (4) part of the sixth floor. The first three leases run through November 13, 2022 and the fourth lease for part of the sixth floor runs through August 23, 2014. The aggregate annual minimum rent of the leases is £1.4 million ($2.3 million USD), compared to the original gross minimum rent of £2.85 million offset by £1.5 million in sublease rents for a net of £1.35 million under the prior lease. In connection with the early surrender of the original lease, we paid the landlord a £2.0 million ($3.2 million USD) surrender payment, we were released from our asset retirement obligation, estimated at £1.9 million ($3.0 million USD), to restore the leasehold to original condition, and the £5.0 million ($8.1 million USD) deposit that was being held in escrow as security against our default on the rental payments was released to Learning Tree International Limited by the Landlord. Under the terms of the new leases deposits totaling £1.7 million ($2.7 million USD) have been placed with the Landlord as security against our default on the rental payments under the leases. The net impact to net income (loss) for our fiscal year 2013 taking into account the surrender payment, the release of the asset retirement obligation, and reversal of deferred rents was less than £0.1 million ($0.1 million USD).

b. Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

5. STOCKHOLDERS’ EQUITY

During fiscal year 2012 we purchased 336,000 shares of Common Stock at a cost of $1,678. We did not purchase any shares of our Common Stock during fiscal year 2013. All of our Common Stock repurchases were made in open-market transactions and not pursuant to any publicly traded plans. We may make purchases of common stock in the future, but we have no commitments to do so.

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

The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing formula that used the assumptions noted in the following table. Expected volatilities were based on the historical volatility of our stock measured over a period commensurate with the expected life of granted stock options. The expected term of options represented the period of time that options granted were expected to be outstanding and was determined based on the simplified method as discussed in ASC 718 “Compensation-Stock Compensation”, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on the U.S. Treasury rate at the date of the grant, which most closely resembled the expected life of options. The expected dividend yield was 0%.

A summary of option activity under the 2007 Plan and previous plans during fiscal years 2012, and 2013 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	155,000	$13.62	1.2	$0.00
Options granted	0	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	(131,000)	$12.83
Outstanding at September 28, 2012	24,000	$17.97	0.2	$0.00
Options granted	0	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	(24,000)	$17.97
Outstanding at September 27, 2013	0	$0.00	0.0	$0.00
Vested and expected to vest at September 27, 2013	0	$0.00	0.0	$0.00
Exercisable at September 27, 2013	0	$0.00	0.0	$0.00

There were no options granted in fiscal years 2012 and 2013. There were no options exercised in fiscal years 2012 or 2013.

Stock-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $21 and $0 for fiscal years 2012 and 2013, respectively. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Prior to fiscal year 2012, we reduced the estimated forfeiture rate for executive personnel to zero.

The total income tax benefit relating to stock options and recognized in the consolidated statement of operations was $35 and $0 for fiscal years 2012 and 2013, respectively. No stock options were exercised in fiscal years 2012 and 2013.

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

We did not issue any shares of restricted stock during fiscal years 2012 and 2013 and there were no shares of restricted stock outstanding as of the end of fiscal years 2012 and 2013.

Restricted Stock Units

As noted above, our 2007 Plan permits us to grant restricted stock units (RSU’s), which entitle holders to receive shares of common stock upon vesting. During fiscal year 2012, we granted 120,285 RSU’s to certain employees and outside directors. These stock units are subject to vesting requirements over three years. When originally granted, these RSU’s were also subject to certain financial performance targets during fiscal year 2012. However, in June 2012, the Board of Directors removed the financial performance targets and the RSU’s only remain subject to the three year vesting schedule. During fiscal year 2013, we granted 54,685 RSU’s to the outside directors. These stock units were subject to the three year vesting schedule. The compensation for the outside directors was changed during FY 2013, to eliminate further grants of RSU’s and to replace it with an increased cash retainer. Outside directors holding unvested RSU’s were given an option to voluntarily forfeit their unvested RSU’s and transition immediately to the increased cash retainer or wait until all of the RSU’s had vested before transitioning to the increased cash retainer. All of the outside directors impacted by this change elected to voluntarily forfeit their unvested RSU’s.

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2011	102,473	$10.73
Granted	120,285	$6.31
Vested	(40,228)	$10.70
Forfeited	(79,581)	$7.77
Nonvested at September 28, 2012	102,949	$7.86
Granted	54,685	$5.49
Vested	(45,858)	$8.56
Forfeited	(102,334)	$6.33
Nonvested at September 27, 2013	9,442	$7.29

For fiscal years 2012 and 2013 we recognized $201 and $69, respectively, in compensation costs related to restricted stock units.

7. EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Beginning April 1, 2009 we made contributions at a rate of 50% of the first 2% of employee compensation contributed. Starting September 30, 2011 we made contributions at a rate of 30% of the first 6% of employee compensation contributed. We contributed $287 and $324 to our 401(k) Plan for fiscal years 2012 and 2013, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2012 and 2013 our cost for these plans was approximately $637 and $591, respectively.

8. LOSS PER SHARE

Loss per share—basic is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Loss per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants, nonvested restricted stock units and of outstanding options to purchase common stock, using the treasury stock method. For fiscal years 2012 and 2013, 24,058 and 0 stock options, respectively, were anti-dilutive and excluded from the Loss per share—diluted calculation.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Fiscal Year Ended
	September 28, 2012	September 27, 2013
Numerator:
Net loss	$(11,911)	$(8,719)

Denominator:
Weighted-average shares outstanding - basic	13,392	13,210
Dilutive effect of stock options, restricted stock and restricted stock units	-	-
Weighted-average shares outstanding - diluted	13,392	13,210

Income Per Share:
Loss per common share - basic	$(0.89)	$(0.66)
Loss per common share - diluted	$(0.89)	$(0.66)

9. OPERATING SEGMENT INFORMATION

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials or of the location or method of distribution. We did not have sales to any one commercial customer or government agency that amounted to 10% or more of our revenues in fiscal years 2012 or 2013.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: the United States, Canada, the United Kingdom, France, Sweden and Japan. As a measure of segment performance, our Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $2,372 and $4,049 in fiscal years 2012 and 2013, respectively. Summarized financial information by reportable segment for fiscal years 2012 and 2013, is as follows:

	Fiscal Year End
	September 28, 2012	September 27, 2013
Revenues:
United States	$64,890	$57,093
Canada	13,308	12,710
North America Subtotal:	78,198	69,803
United Kingdom	30,089	27,371
France	11,514	11,107
Sweden	7,069	6,484
Japan	2,177	2,045
Total:	$129,047	$116,810

Gross profit:
United States	$32,398	$23,102
Canada	7,588	7,515
North America Subtotal:	39,986	30,617
United Kingdom	14,423	12,271
France	5,802	5,510
Sweden	4,489	4,026
Japan	1,527	1,376
Total:	$66,227	$53,800

Depreciation and amortization (included in gross profit):
United States	$2,966	$3,695
Canada	261	330
North America Subtotal:	3,227	4,025
United Kingdom	1,068	1,278
France	400	524
Sweden	112	144
Japan	15	70
Total	$4,822	$6,041

Summarized financial information by reportable segment for fiscal years 2012 and 2013 is as follows:

	Fiscal Year Ended
	September 28, 2012	September 27, 2013
Total assets:
United States	$43,561	$30,064
Canada	4,352	4,111
North America Subtotal:	47,913	34,175
United Kingdom	25,741	21,077
France	7,174	5,831
Sweden	6,127	6,170
Japan	2,091	1,709
Total	$89,046	$68,962

Long-lived assets:
United States	$12,774	$10,874
Canada	852	666
North America Subtotal:	13,626	11,540
United Kingdom	5,886	4,505
France	1,332	1,051
Sweden	386	279
Japan	245	154
Total	$21,475	$17,529

Capital expenditures:
United States	$4,061	$1,821
Canada	496	184
North America Subtotal:	4,557	2,005
United Kingdom	1,900	133
France	617	180
Sweden	289	41
Japan	71	92
Total	$7,434	$2,451

10. DEFERRED FACILITIES RENT AND OTHER

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	Fiscal Year Ended
	September 28, 2012	September 27, 2013
Deferred rent	$851	$821
LA lease liability	0	634
Sublease loss accruals	208	208
	$1,059	$1,663

Deferred Facilities Rent and Other

	Fiscal Year Ended
	September 28, 2012	September 27, 2013
Deferred rent	$5,418	$2,503
LA lease liability	0	398
Sublease loss accruals	706	1,430
Other minimum lease payments	727	429
	$6,851	$4,760

11. AVAILABLE FOR SALE SECURITIES

Securities are classified consistent with how we manage, monitor, and measure them on the basis of the nature and risks of the security. The amortized cost of these securities and their respective fair values are as follows:
September 27, 2013:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$0	$0	$0	$0
Corporate Securities	0	0	0	0
	$0	$0	$0	$0

September 28, 2012:	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$0	$0	$0	$0
Corporate Securities	6,131	0	0	6,131
	$6,131	$0	$0	$6,131

Proceeds from sales of available for sale securities for the year ended September 27, 2013 were $6,131, including no recognized losses. Net proceeds of available for sale securities for the year ended September 28, 2012 were $4,033, including no recognized losses.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our assets measured at fair value on a recurring basis at September 27, 2013 and September 28, 2012:

Fiscal year ended September 27, 2013:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$0	$0	$0
Corporate Securities	0	0	0
	$0	$0	$0

Fiscal year ended September 28, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Paper	$0	$0	$0
Corporate Securities	6,131	0	0
	$6,131	$0	$0

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our AROs at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the year ended September 27, 2013.

13. VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	September 28, 2012	September 27, 2013
Beginning balance	$205	$235
Provision for doubtful accounts	109	240
Charges against allowance	(87)	(290)
Other	8	(5)
Ending balance	$235	$180

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	September 28, 2012	September 27, 2013
Beginning balance	$0	$6,355
Provisions	6,355	0
Charges against allowance	0	(157)
Ending balance	$6,355	$6,198

Activity with respect to our Los Angeles lease liability is summarized as follows:

	September 28, 2012	September 27, 2013
Beginning balance	$0	$0
Provisions	0	1,522
Charges against allowance	0	(490)
Ending balance	$0	$1,032

14. RELATED PARTY TRANSACTIONS

Dr. David C. Collins, our Chairman and Chief Executive Officer, oversees (with the concurrence of the Nominating and Governance Committee of our Board of Directors) a charitable program under which we donated $232 and $115 during fiscal years 2012 and 2013, respectively, to charitable organizations.

15. QUARTERLY DATA (UNAUDITED)

	Q1 December 30, 2011	Q2 March 30, 2012	Q3 June 29, 2012	Q4 September 28, 2012
Revenues	$34,975	$28,942	$33,041	$32,089
Cost of revenues	15,634	14,558	15,642	16,986
Gross profit	19,341	14,384	17,399	15,103
Operating expenses:
Course development	2,121	2,070	2,165	2,398
Sales and marketing	7,510	8,360	9,707	9,477
General and administrative	6,889	7,468	7,652	7,358
Total operating expenses	16,520	17,898	19,524	19,233
Income (loss) from operations	2,821	(3,514)	(2,125)	(4,130)
Other income, net	46	(191)	309	(237)
Income (loss) before provision (benefit) for income taxes	2,867	(3,705)	(1,816)	(4,367)
Provision (benefit) for income taxes	1,032	(1,586)	4,962	482
Net income (loss)	$1,835	$(2,119)	$(6,778)	$(4,849)

Income (loss) per common share - basic	$0.14	$(0.16)	$(0.50)	$(0.37)
Income (loss) per common share - diluted	$0.14	$(0.16)	$(0.50)	$(0.37)

	Q1 December 28, 2012	Q2 March 29, 2013	Q3 June 28, 2013	Q4 September 27, 2013
Revenues	$33,290	$26,933	$28,958	$27,629
Cost of revenues	16,421	14,859	16,141	15,589
Gross profit	16,869	12,074	12,817	12,040
Operating expenses:
Course development	2,101	1,930	1,998	1,812
Sales and marketing	7,805	7,312	6,764	6,735
General and administrative	8,327	6,667	5,043	5,492
Total operating expenses	18,233	15,909	13,805	14,039
Income (loss) from operations	(1,364)	(3,835)	(988)	(1,999)
Other income, net	(19)	206	32	(308)
Income (loss) before provision (benefit) for income taxes	(1,383)	(3,629)	(956)	(2,307)
Provision (benefit) for income taxes	33	386	123	(98)
Net income (loss)	$(1,416)	$(4,015)	$(1,079)	$(2,209)

Income (loss) per common share - basic	$(0.11)	$(0.30)	$(0.08)	$(0.17)
Income (loss) per common share - diluted	$(0.11)	$(0.30)	$(0.08)	$(0.17)

During the third quarter of 2012 and maintained in the fourth quarter of 2012 and the entire fiscal year 2013, we established a valuation allowance against deferred tax assets in the U.S. and France due to current year and projected future pre-tax book losses.

In the fourth quarter of 2012, we recorded a restructuring charge of $1.3 million for a worldwide reduction in force and closure of our Los Angeles, CA office facility.

16. RESTRUCTURING ACTIVITY

In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and in the first quarter of fiscal year 2013 we closed the Los Angeles, CA office facility. The closure of the office in Los Angeles completed the move of corporate functions to the Reston, VA corporate headquarters. In fiscal 2013, we recorded a restructuring charge for the estimated liability associated with future rentals due under the property lease as of the cease use date. The fair value of the lease liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. In addition, we incurred employee severance costs for those employees who chose not to relocate to our offices in Virginia as well as accelerated depreciation expense related to the leasehold improvement costs for the facility. The total charge recorded for these activities was $2.6 million, of which $1.3 million was recorded in fiscal 2012 with the remainder recorded in fiscal 2013.

	Personnel	Facilities	Total

Worldwide reduction in force	$1,100	$0	$1,100
Accelerated depreciation leasehold improvements	0	200	200
Balance at September 28, 2012	1,100	200	1,300

Additions:
Los Angeles, CA reduction in force	200	0	200
Accelerated depreciation leasehold improvements	0	400	400
Contractual lease payments net of estimated sublease receipts	0	1,500	1,500
Deferred rent credits	0	(850)	(850)
Accretion expense	0	50	50
	200	1,100	1,300

Reductions:
Severance payouts	(1,270)	0	(1,270)
Accelerated depreciation leasehold improvements	0	(600)	(600)
Monthly rent payments	0	(500)	(500)
	(1,270)	(1,100)	(2,370)

Balance at September 27, 2013	$30	$200	$230

17. SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of September 27, 2013 and have determined there are no subsequent events that require disclosure, except as noted below.

In October 2013, we executed a contract with a state agency to provide training to its employees over a five year period beginning in our first quarter of fiscal year 2014. If fully executed, the contract provides for $10.5 million of revenues over the life of the contract.

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

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 27, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2013.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of September 27, 2013, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of September 27, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.         OTHER INFORMATION

None.

PART III

Item  10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

Item  11.          EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

Item  12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The remaining information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

Item  13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

Item  14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on the 12th day of December 2013.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ DAVID C. COLLINS, PH.D.
Name:	David C. Collins, Ph.D.
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. COLLINS, PH.D.	Chairman of the Board and Chief	December 12, 2013
David C. Collins, Ph.D.	Executive Officer

/s/ ERIC R. GAREN	Vice Chairman of the Board	December 12, 2013
Eric R. Garen

/s/ MAX SHEVITZ	President	December 12, 2013
Max Shevitz

/s/ DAVID W. ASAI	Chief Financial Officer	December 12, 2013
David W. Asai

/s/ W. MATHEW JUECHTER	Director	December 12, 2013
W. Mathew Juechter

/s/ HOWARD A. BAIN III	Director	December 12, 2013
Howard A. Bain III

/s/ CURTIS A. HESSLER	Director	December 12, 2013
Curtis A. Hessler

/s/ HENRI HODARA, PH.D.	Director	December 12, 2013
Henri Hodara, Ph.D.

/s/ JOHN R. PHILLIPS, PH.D.	Director	December 12, 2013
John R. Phillips, Ph.D.

/s/ MARY COLLINS	Director	December 12, 2013
Mary Collins

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	INCORPORATION BY REFERENCE

3.1

Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007

Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, as amended through February 25, 2013	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 27, 2013.

4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement between Registrant and Eric R. Garen, dated November 16, 2003 **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.

10.2	Employment Agreement between Registrant and Max Shevitz, dated as of January 26, 2012, as amended on October 1, 2013**	Filed herewith.

10.3	Employment Agreement between Registrant and Dr. David C. Collins, dated as of February 1, 2012, as amended on October 1, 2013**	Filed herewith.

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of October 1, 2005 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.5	Employment Agreement between Registrant and David Asai, dated as of April 8, 2013.**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2013.

10.6	2007 Equity Incentive Plan **	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.

10.7	Amendment of 2007 Equity Incentive Plan adopted December 30, 2009 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 4, 2010.

10.8	2007 Equity Incentive Plan Form of Restricted Stock Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.9	2007 Equity Incentive Plan Form of Stock Option Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.10	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 6, 2009.

10.11	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2010.

10.12	Office Lease between Registrant and Metropolitan Life Insurance Company	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.13	Rental Lease between Registrant and Förvaltningsbolaget Marievik HB	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.14	Facility Lease Agreement between Learning Tree International Inc. and T.E.C. Leaseholds Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 30, 2005.

10.15	Amendment of Facility Lease Agreement between Learning Tree International Inc. and TEC Leaseholds Limited effective January 6, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2010.

10.16	Office Lease between Registrant and TrizecHahn One NY Plaza LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.17	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.

10.18	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.

10.19	Lease Agreement between Registrant and Reston Town Center Property LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 11, 2010

10.20	Lease Agreement between Learning Tree International Limited and Postel Properties Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 7, 2011.

10.21	Form of Indemnification Agreement **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

10.22	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the ground and basement floors of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.23	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the first floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.24	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the second floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.25	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for part of the sixth floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.26	Surrender of a leasehold property among Laxton Properties Limited, Learning Tree International Limited, and Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

14	Code of Business Conduct and Ethics	Filed herewith.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.