Form 10-Q
period 2014-01-03
LEARNING TREE INTERNATIONAL, INC.
filed 2014-02-13
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2014

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

 The number of shares of common stock, $.0001 par value, outstanding as of February 10, 2014 was 13,222,539

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—January 3, 2014

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of January 3, 2014 (unaudited) and September 27, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended January 3, 2014 (unaudited) and December 28, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended January 3, 2014 (unaudited) and December 28, 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		21

EXHIBIT INDEX		22

PART I—FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 3, 2014	September 27, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$27,815	$26,583
Trade accounts receivable, net	11,669	14,057
Income tax receivable	738	921
Prepaid expenses	3,355	3,383
Other current assets	1,978	1,848
Total current assets	45,555	46,792
Equipment, Property and Leasehold Improvements:
Education and office equipment	38,961	38,586
Transportation equipment	201	200
Property and leasehold improvements	28,032	28,002
	67,194	66,788
Less: accumulated depreciation and amortization	(51,515)	(50,090)
	15,679	16,698
Restricted interest-bearing investments	4,223	4,175
Deferred income taxes	470	466
Other assets	839	831
Total assets	$66,766	$68,962

Liabilities
Current Liabilities:
Trade accounts payable	$6,318	$7,309
Deferred revenues	28,287	29,780
Accrued payroll, benefits and related taxes	3,933	4,167
Other accrued liabilities	1,942	2,178
Income taxes payable	154	0
Current portion of deferred facilities rent and other	1,605	1,663
Total current liabilities	42,239	45,097
Asset retirement obligations	2,052	2,004
Deferred income taxes	280	284
Deferred facilities rent and other	4,450	4,760
Noncurrent tax liabilities	1,292	1,156
Total liabilities	50,313	53,301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,222,539 and 13,217,484 issued and outstanding, respectively	1	1
Additional paid-in capital	5,867	5,825
Accumulated other comprehensive loss	(116)	(139)
Retained earnings	10,701	9,974
Total stockholders' equity	16,453	15,661
Total liabilities and stockholders' equity	$66,766	$68,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Unaudited

	Three months ended
	January 3, 2014	December 28, 2012
Revenues	$32,022	$33,290
Cost of revenues	17,348	16,421
Gross profit	14,674	16,869
Operating expenses:
Course development	1,937	2,101
Sales and marketing	6,156	7,805
General and administrative	5,633	8,327
	13,726	18,233
Income (loss) from operations	948	(1,364)
Other income (expense):
Interest income, net	9	13
Foreign exchange losses	(39)	(54)
Other, net	(6)	22
	(36)	(19)
Income (loss) before provision for income taxes	912	(1,383)
Provision for income taxes	183	33
Net income (loss)	$729	$(1,416)
Earnings per share:
Income (loss) per common share - basic	$0.06	$(0.11)
Income (loss) per common share - diluted	$0.06	$(0.11)
Weighted average shares outstanding:
Weighted average shares - basic	13,219	13,189
Weighted average shares - diluted	13,227	13,189
Comprehensive income (loss):
Net income (loss)	$729	$(1,416)
Foreign currency translation adjustments	23	(80)
Comprehensive income (loss)	$752	$(1,496)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	January 3, 2014	December 28, 2012
Cash flows - operating activities
Net Income (loss)	$729	$(1,416)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,415	1,793
Share based compensation	42	70
Deferred income taxes	182	306
(Recovery of) provision for doubtful accounts	(10)	30
Accretion on asset retirement obligations	24	35
Loss on disposal of equipment and leasehold improvements	0	55
Unrealized foreign exchange (gains) losses	(21)	25
Gain on lease termination	0	(132)
Changes in operating assets and liabilities:
Trade accounts receivable	2,379	986
Prepaid expenses and other assets	(93)	5,173
Income tax receivable / payable	312	(490)
Trade accounts payable	(995)	(735)
Deferred revenues	(1,516)	(2,045)
Deferred facilities rent and other charges	(676)	(1,564)
Asset retirement obligation	0	(3,015)
Other accrued liabilities	(145)	(189)
Net cash provided by (used in) operating activities	1,627	(1,113)
Cash flows - investing activities:
Sales of available for sale securities	0	5,104
Purchases of equipment, property and leasehold improvements	(352)	(521)
Proceeds from sale of equipment, property and leasehold improvements	0	10
Net cash (used in) provided by investing activities	(352)	4,593
Cash flows - financing activities:
Shares surrendered in lieu of tax withholding	(2)	(10)
Dividend	0	(26)
Net cash used in financing activities	(2)	(36)
Effects of exchange rate changes on cash and cash equivalents	(41)	(123)
Net increase in cash and cash equivalents	1,232	3,321
Cash and cash equivalents at beginning of period	26,583	25,784
Cash and cash equivalents at end of period	$27,815	$29,105

Supplemental disclosures:
New asset retirement obligation	$0	$1,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries (collectively, “Learning Tree,” “we,” “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on January 3, 2014 and encompassed 14 weeks, while our first quarter of the prior fiscal year ended on December 28, 2012 and encompassed 13 weeks.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of January 3, 2014, and our results of operations for the three months ended January 3, 2014 and December 28, 2012, and our cash flows for the three months ended January 3, 2014 and December 28, 2012. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense was less than $0.1 million for the three months ended January 3, 2014, related to grants of employee stock options and restricted stock units and was charged in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.1 million for grants of restricted stock units for the three months ended December 28, 2012.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Three months ended January 3, 2014	Year ended September 27, 2013
ARO balance, beginning of period	$2,004	$3,907
Liabilities incurred	0	1,022
Accretion expense	24	99
Liabilities satisfied	0	(29)
Settlement of ARO liability	0	(2,929)
Foreign currency translation	24	(66)
ARO balance, end of period	$2,052	$2,004

 NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 200,000 stock options were excluded from the computations of diluted earnings per share for the three months ended January 3, 2014, because their effect would have been anti-dilutive. Approximately 111,800 restricted stock units were excluded from the computations of diluted earnings (loss) per share for the three months ended December 28, 2012, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	January 3, 2014	December 28, 2012
Numerator:
Net income (loss)	$729	$(1,416)

Denominator:
Weighted average shares outstanding
Basic	13,219	13,189
Effect of dilutive securities	8	0
Diluted	$13,227	$13,189

Income (loss) per common share - basic	$0.06	$(0.11)
Income (loss) per common share - diluted	$0.06	$(0.11)

NOTE 5—INCOME TAXES

          Our income tax provision in our first quarter of fiscal year 2014 was $0.2 million compared to less than $0.1 million in our first quarter of fiscal year 2013. Our first quarter 2014 provision of $0.2 million is primarily composed of income tax expense for our foreign subsidiaries. The Company established a valuation allowance against deferred tax assets in the U.S. in the third quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through fiscal years 2013 and 2014.

 NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the first three months of fiscal year 2014 and the first three months of fiscal year 2013.

                                    We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan. During fiscal year 2013, we restructured the management of our U.S. and Canadian operations into one North American operation. With this change, we began reviewing operations in the U.S. and Canada on a combined basis.

Summarized financial information by country for the first three months of fiscal year 2014 and 2013 is as follows:

	Three months ended
	January 3, 2014	December 28, 2012
Revenues:
United States	$14,075	$14,325
Canada	3,412	3,854
North America	17,487	18,179

United Kingdom	7,889	8,180
France	3,912	4,021
Sweden	2,159	2,355
Japan	575	555
Total	$32,022	$33,290

Gross profit:
United States	$5,045	$6,171
Canada	2,067	2,337
North America	7,112	8,508

United Kingdom	3,567	4,030
France	2,199	2,348
Sweden	1,403	1,603
Japan	393	380
Total	$14,674	$16,869

Total assets:
United States	$28,224	$39,330
Canada	4,009	4,461
North America	32,233	43,791

United Kingdom	21,134	20,327
France	6,152	7,425
Sweden	5,711	6,096
Japan	1,536	1,846
Total	$66,766	$79,485

NOTE 9—STOCKHOLDERS’ EQUITY

During the three months ended January 3, 2014 and December 28, 2012 we did not repurchase any shares of our common stock.

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

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months ended January 3, 2014 and December 28, 2012.

NOTE 11—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	January 3, 2014	September 27, 2013
Deferred rent	$987	$965
LA lease liability	581	634
Sublease loss accruals	37	64
	$1,605	$1,663

Deferred Facilities Rent and Other

	January 3,	September 27,
	2014	2013
Deferred rent	$4,147	$4,362
LA lease liability	303	398
	$4,450	$4,760

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), or the American Institute of Certified Public Accountants that would materially impact our condensed consolidated financial statements.

 NOTE 13—RESTRUCTURING ACTIVITY

 In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and our intention to close the Los Angeles, CA office facility, which closure was completed in the first quarter of fiscal 2013. During the three months ended December 28, 2012 we incurred $1.3 million of expense relating to this reduction in force and closure of the Los Angeles office. During the three months ended January 3, 2014, we did not incur any additional expense.

	Three Months Ended
	January 3, 2014	December 28, 2012

Worldwide reduction in force	$0	$262
Depreciation of leasehold improvements	0	371
Contractual lease payments net of estimated sublease receipts	0	740

Total:	$0	$1,373

NOTE 14—UNITED KINGDOM LEASE TERMINATION

On November 14, 2012, we, together with our United Kingdom subsidiary, Learning Tree International Limited, and Laxton Properties Limited (the “Landlord”) surrendered our lease dated March 19, 1999 for Learning Tree International Limited’s Education Center facility in London (“Euston House”), which had been due to run through January, 2019. Learning Tree International Limited, our UK subsidiary, had been subleasing certain floors of the Euston House location to third-party subtenants. In conjunction with the surrender, the subleases reverted to the Landlord and Learning Tree International Limited, our UK subsidiary, entered into four new leases with the Landlord for only the space we needed to run our operations in London. We are party to each of the four new leases as guarantor for our subsidiary’s obligations. The four leases each became effective as of November 14, 2012 and cover the total rentable area of Euston House’s (1) ground and basement floors; (2) first floor; (3) second floor; and (4) part of the sixth floor. The first three leases run through November 13, 2022 and our fourth lease for part of the sixth floor runs through August 23, 2014. The aggregate annual minimum rent of the leases is £1.4 million ($2.3 million USD), compared to the original gross minimum rent of £2.8 million ($4.6 million USD) offset by £1.5 million ($2.4 million USD) in sublease rents for a net of £1.3 million ($2.2 million USD) under the prior lease. In connection with the early surrender of the original lease, we paid the landlord a £2.0 million ($3.2 million USD) surrender payment. As a result of the surrender of the original lease, we were released from our ARO, estimated at £1.9 million ($3.0 million USD), to restore the leasehold space to original condition, and the £5.0 million ($8.1 million USD) deposit that was being held in escrow as security against our default on the rental payments was released to Learning Tree International Limited by the Landlord. Under the terms of the new leases deposits totaling £1.7 million ($2.7 million USD) have been deposited with the Landlord as security against our default on the payments under the leases. The impact to net income (loss) for the first quarter of fiscal year 2013 taking into account the surrender payment, the release of the ARO, and reversal of deferred rents was less than £0.1 million ($0.1 million USD).

NOTE 15—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of January 3, 2014 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that there are no subsequent events that require disclosure.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes included in our Annual Report on Form 10-K, for the fiscal year ended September 27, 2013 (our “2013 10-K”). We use the terms “we,” “our,” “us” and “Learning Tree” to refer to Learning Tree International, Inc. and our subsidiaries unless the context indicates otherwise.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; changing economic and market conditions; changing U.S. government spending as a result of sequestration and related effects; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page nine and elsewhere in our 2013 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”).

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

Our objective is to provide our corporate and government customers with job-focused, hands-on learning experiences that best meet the professional development needs of their IT staff and managers. We design our vendor-independent courses to provide participants an unbiased perspective of both the strengths and limitations of software and hardware products and an understanding of how to compare and integrate multiple platforms and technologies from various vendors. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive and typically involve “hands-on” training on networked state-of-the-art workstations so that participants immediately practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises and participating in group workshops and class interactions. As a result, they return to their jobs with the confidence to immediately apply the new skills and knowledge they have gained. Participants receive extensive course materials that facilitate learning and serve as a post-course reference tool.

Our management courses, while including core concepts and theory, focus heavily on providing practical skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises that provide the opportunity for them to practice applying the key concepts in simulated real-world situations. These real-world scenarios are primarily delivered through our performance-based management training platform. Our courses bring the real world to life in the classroom through the use of computer-based and rich-media simulations, supplemented with substantial amounts of hands-on exercises and group activities, facilitated by experts in their respective fields.

We market and deliver our courses through locally staffed operations in the United States, the United Kingdom, France, Canada, Sweden and Japan and currently generate approximately half of our revenues internationally. Our sophisticated infrastructure and logistics capabilities allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities around the globe. We also present standard or customized courses at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in our Learning Tree Education Centers.

We also offer courses through Learning Tree AnyWare™ — our web-based attendance platform that allows individuals located anywhere in the world to participate in live, instructor-led courses over the Internet. All of our North American Education Centers have become AnyWare™ enabled, and we currently have 43 stand-alone AnyWare Learning Centers™ strategically located in the United States, Canada and the United Kingdom. Our AnyWare Learning Centers provide our customers with ready-to-go dual screen computers and high-speed Internet in a professional, optimized learning environment. With the availability of our AnyWare Learning Centers, participants can experience their course in a distraction-free setting (compared to if they were attending from their home or office) while eliminating the travel costs participants would have otherwise incurred in order to attend the course at our Education Center where it is physically being taught. Learning Tree’s stand-alone AnyWare Learning Centers can support from two to six attendees and are typically located in short-term rental facilities, which give us the flexibility and ease to address any changes in demand. AnyWare Learning Centers located within our existing Education Centers are able to accommodate up to 15 attendees.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that our course participants can immediately apply when they return to their work in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites. Learning Tree courses are recommended for either one to two semester hours of college credit by the American Council on Education. In the UK, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; we are a Registered Education Provider of the Project Management Institute; we are an APMG International Accredited Training Organization; we are an International Institute of Business Analysis (IIBA) Endorsed Education Provider, and we are a SFIA Foundation Accredited Training Partner.

Our instructors are not full time employees of Learning Tree; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms while working on development and management projects as independent consultants or full-time employees elsewhere when they are not teaching. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so over half of our course delivery costs are variable. On average, each of our expert instructors teaches about 10 courses per year on an “as needed” basis.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

KEY METRICS OF OUR FIRST QUARTER OF FISCAL YEAR 2014

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on January 3, 2014 and encompassed 14 weeks, while our first quarter of the prior fiscal year ended on December 28, 2012 and encompassed 13 weeks. Because of the holidays, we did not experience any additional revenue producing weeks during the first quarter of fiscal year 2014 when compared to the first quarter of fiscal year 2013, but did incur an extra week of expenses.

The following is an overview of our results of operations for the first quarter of fiscal year 2014 which ended January 3, 2014, compared to the same quarter of fiscal year 2013:

•	Revenues decreased to $32.0 million from $33.3 million.

•	Gross profit declined to 45.8% of revenues from 50.7% of revenues.

•	We reduced operating expenses by $4.5 million. Operating expenses were 42.8% of revenues compared to 54.8% of revenues.

•	We achieved income from operations of $0.9 million compared to a loss from operations of $1.4 million.

•	Net income totaled $0.7 million compared to net loss of $1.4 million.

In addition, the following are key balance sheet items at January 3, 2014 compared to September 27, 2013:

•	Cash and cash equivalents increased to $27.8 million compared to $26.6 million.

•	Net working capital (current assets minus current liabilities) increased to $3.3 million compared to $1.7 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended
	January 3, 2014	December 28, 2012
Revenues	100.0%	100.0%
Cost of revenues	54.2%	49.3%
Gross profit	45.8%	50.7%
Operating expenses:
Course development	6.0%	6.3%
Sales and marketing	19.2%	23.5%
General and administrative	17.6%	25.0%
Total operating expenses	42.8%	54.8%
Income (loss) from operations	3.0%	(4.1)%
Other income (expense), net	(0.1)%	(0.1)%
Income (loss) before taxes	2.9%	(4.2)%
Income tax provision	0.6%	0.1%
Net income (loss)	2.3%	(4.3)%

THREE MONTHS ENDED JANUARY 3, 2014 COMPARED WITH THE THREE MONTHS ENDED

DECEMBER 28, 2012

Revenues. Revenues of $32.0 million in our first quarter of fiscal year 2014 were 3.8% lower than revenues of $33.3 million in the same quarter of fiscal year 2013. The decrease in revenues primarily resulted from a 7.8% decrease in the number of course participants that was partially offset by a 3.5% increase in average revenue per participant. The decrease in the number of participants compared to the same quarter of our prior year was primarily due to a decline in the number of courses delivered onsite at client locations, and the elimination of participants attending under a special, more-heavily discounted passport program, which started in our fourth quarter of fiscal 2012 and largely ended June 30, 2013. The elimination of these discounted passport sales and the favorable shift in mix between higher priced courses at our education center and courses delivered onsite at client locations largely accounts for the increase in average revenue per participant. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules were $1.2 million lower for the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. This was partially offset by somewhat stronger sales to our other customers. Changes in foreign exchange rates did not materially impact revenues quarter over quarter.

During our first quarter of fiscal year 2014, we trained 17,698 course participants, a 7.8% decrease from the 19,189 course participants we trained in our first quarter of fiscal year 2013.

During our first quarter of fiscal year 2014, we provided 62,709 attendee-days of training, 7.6% fewer than the 67,853 attendee-days of training we provided in the same quarter in fiscal year 2013. In our IT courses during our first quarter of fiscal year 2014, we provided 38,123 attendee-days of training, a 6.3% decrease from the 40,688 attendee-days in the corresponding period in fiscal year 2013. In our management courses during our first quarter of fiscal year 2014, we provided 24,586 attendee-days of training, a 9.5% decrease from the 27,165 attendee-days in the corresponding period in fiscal year 2013.

 Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our first quarter of fiscal year 2014, we presented 1,492 events, a 3.3% decrease from 1,543 events during the same period in fiscal year 2013. Our cost of revenues for our first quarter of fiscal year 2014 was $17.3 million, or 54.2% of revenues, compared to $16.4 million, or 49.3% of revenues, in the same period in fiscal year 2013. Accordingly, our gross profit percentage for our first quarter of fiscal year 2014 was 45.8% compared to 50.7% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our first quarter of fiscal year 2014 primarily reflects a 5.6% increase in cost per participant that was partially offset by the 3.5% increase in revenue per participant. The increase in cost per participant is primarily the result of the apportionment of higher fixed costs related to our education centers over a lower participant base and a 4.6% reduction in the average number of participants per course. Costs of revenues for the first quarter of fiscal year 2013 were negatively impacted by $0.4 million in costs related to Hurricane Sandy. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our first quarter of fiscal year 2014, course development expenses were 6.0% of revenues, compared to 6.3% in our first quarter of fiscal year 2013. Overall spending on course development in our first quarter of fiscal year 2014 was $1.9 million, a 7.8% decrease from the $2.1 million spent on course development in our first quarter of fiscal year 2013.

In our first quarter of fiscal year 2014, we introduced six new management course titles and retired five management course titles and two IT course titles. At the end of our first quarter of fiscal year 2014, our library of instructor-led courses numbered 182 titles compared with 193 titles at the end of the same quarter of fiscal year 2013. At the end of our first quarter of this fiscal year, we had 121 IT titles in our course library, compared with 120 titles at the end of the same quarter of fiscal year 2013. Our library of management titles numbered 61 at the end of our first quarter of fiscal year 2014, compared to 73 at the end of the same quarter of fiscal year 2013.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our first quarter of fiscal year 2014 were 19.2% of revenues, compared to 23.5% in the same quarter of fiscal year 2013. Sales and marketing expenses were $6.2 million in our first quarter of fiscal year 2014, compared to $7.8 million during our first quarter of fiscal year 2013. The net decrease of $1.6 million is driven primarily by more selective targeting of our direct mail marketing campaigns resulting in lower production and mailing costs and reduced personnel expenses as a result of reduced staffing levels.

General and Administrative Expenses. General and administrative expenses in our first quarter of fiscal year 2014 were 17.6% of revenues, compared with 25.0% for the same quarter in fiscal year 2013. General and administrative expenses during our first quarter of fiscal year 2014 were $5.6 million, a decrease of $2.7 million compared to $8.3 million in our first quarter of fiscal year 2013. The decrease was due primarily to $1.9 million of non-recurring expenses incurred in the first quarter of fiscal 2013 for a restructuring charge related to the closure of our Los Angeles, CA offices and costs incurred by a special committee of our Board of Directors to evaluate two proposed offers and any other expressions of interest to acquire the company, as well as lower salary and benefit costs for the first quarter of fiscal year 2014 as a result of reduced staffing levels.

During the first quarter of fiscal 2014, we did not incur any additional expense related to the closure of our Los Angeles, CA office facility; however, to date, we have not been able to sublease this office space. We originally estimated that it would take one and a half years to sublet this office space. If we are unable to sublease this office space or sublease it at rates below the estimates used for the original restructuring charge, we will incur an additional restructuring charge during fiscal year 2014.

Income (Loss) from Operations. Our income from operations for our first quarter of fiscal year 2014 was $0.9 million compared to a loss from operations of $1.4 million for our first quarter of fiscal year 2013.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our first quarter of both fiscal years 2014 and 2013, other expense, net was less than $0.1 million.

          Income Taxes. Our income tax provision in our first quarter of fiscal year 2014 was $0.2 million compared to less than $0.1 million in our first quarter of fiscal year 2013. Our first quarter of fiscal year 2014 provision of $0.2 million is primarily related to the income tax expense of the Company's foreign subsidiaries.

Net Income (Loss). Our net income for our first quarter of fiscal year 2014 was $0.7 million compared to net loss of $1.4 million for our first quarter of fiscal year 2013.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2013 10-K.

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

In addition, we use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on January 3, 2014 and encompassed 14 weeks, while our first quarter of the prior fiscal year ended on December 28, 2012 and encompassed 13 weeks. Because of the holidays, we did not experience any additional revenue producing weeks during the first quarter of fiscal year 2014 when compared to the first quarter of fiscal year 2013, but did incur an extra week of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at January 3, 2014 included cash and cash equivalents on hand of $27.8 million. During the first three months of fiscal year 2014, our total cash and cash equivalents increased by $1.2 million, primarily as a result of cash provided by operations of $1.6 million, partially offset by capital expenditures of $0.4 million.

At January 3, 2014, our net working capital (current assets minus current liabilities) was $3.3 million, a $1.6 million increase from our working capital balance at September 27, 2013. Current assets decreased $1.2 million during the period, due primarily to decreases in trade accounts receivable and income tax receivable. Current liabilities decreased $2.8 million during the period, primarily due to decreases in deferred revenues, trade accounts payable, and accrued expenses.

Cash Flows. Our cash and cash equivalents increased $1.2 million to $27.8 million at January 3, 2014 from $26.6 million at September 27, 2013.

	Three months ended
(in thousands)	January 3, 2014	December 28, 2012	Net Change
Cash provided by (used in) operating activities	$1,627	$(1,113)	$2,740
Cash (used in) provided by investing activities	(352)	4,593	(4,945)
Cash used in financing activities	(2)	(36)	34
Effects of exchange rate changes on cash and cash equivalents	(41)	(123)	82
Net increase in cash and cash equivalents	$1,232	$3,321	$(2,089)

Cash provided by (used in) operating activities increased $2.7 million in the first three months of fiscal year 2014, compared to the first three months of fiscal year 2013 primarily due to net income for the current period of $0.7 million compared to a net loss of $1.4 million for the first three months of fiscal year 2013. Cash provided by investing activities decreased by $4.9 million in the first three months of fiscal year 2014 compared to the first three months of fiscal 2013, due primarily to sales of available for sale securities of $5.1 million during the first three months of fiscal 2013.

Liquidity. We currently have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand including the possible repatriation of cash from our foreign subsidiaries, cash flows from operations, and other financing available to us to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the three months ended January 3, 2014, we made capital expenditures of $0.4 million for the purchase of classroom furniture and classroom computer equipment worldwide. We plan to purchase an additional $2.1 million in equipment and other capital assets during the remainder of fiscal year 2014. Our contractual obligations as of January 3, 2014 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2013 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

 Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, AROs, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2013 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

FUTURE OUTLOOK

In developing our forward-looking outlook for our second quarter of fiscal 2014, in addition to our usual metrics, we have taken three additional factors into consideration.

First, ever since the U.S. Government began sequestration in 2013, our U.S. operations have experienced a substantial reduction in the amount of net bookings under our GSA contracts. Combined with the impact of continued weak European economies, this has resulted in a decrease in our worldwide total net bookings. In addition, the severe weather we have recently experienced at our East Coast education centers has negatively impacted both, attendance at courses in our second quarter of fiscal 2014 and new enrollments we have taken for the second quarter and future quarters.

Second, with the introduction of our AnyWare Learning Centers™, we have expanded our distribution channels for our courses in order to make attendance more convenient and cost effective for our customers. We have found that this enhancement of our delivery channels has resulted in a slightly shorter buying cycle; our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has somewhat reduced our visibility for future enrollments and has made forecasting future financial results somewhat more difficult.

Third, our second quarter is historically the lowest revenue quarter of our fiscal year.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of January 31, 2014 remain constant for the remainder of our second quarter we would expect foreign exchange rates to have minimal impact to revenues in our second quarter of fiscal year 2014 compared to our same quarter of fiscal year 2013.

Second Quarter Revenues. We currently expect revenues for our second quarter of fiscal year 2014 of between $22.9 million and $24.4 million, compared to revenues of $26.9 million in our second quarter of fiscal year 2013.

Second Quarter Gross Profit. We expect a gross profit percentage in our second quarter of fiscal year 2014 of between 34.1% and 35.3% compared to 44.8% in our second quarter of fiscal year 2013.

Second Quarter Operating Expenses. We expect overall operating expenses for our second quarter of fiscal year 2014 to be between $14.2 million and $15.0 million, compared to $15.9 million in the same quarter a year earlier.

Second Quarter Loss from Operations. As a result of the above factors, we expect to incur a second quarter operating loss of between $5.6 million and $7.2 million compared with an operating loss of $3.8 million in our second quarter of fiscal year 2013.

Second Quarter Other Income (Expense), Net. We expect second quarter other expense to be less than $0.1 million.

Second Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our second quarter of fiscal year 2014 of between $5.5 million and $7.3 million, compared with a pre-tax loss of $3.6 million in our second quarter of fiscal year 2013.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required for a Smaller Reporting Company.

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

PART II—OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS.

As of January 3, 2014, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item  1A.         RISK FACTORS.

There were no material changes to the risk factors as previously disclosed under Part I, Item 1A of the 2013 10-K. The risks described in the 2013 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities On May 8, 2012, we announced that our Board of Directors amended the Company’s existing share repurchase program to authorize an additional $4.5 million for the repurchase of our common stock, par value $.0001 per share. Currently, there is approximately $2.9 million remaining under the program for future repurchases of our common stock. Under the share repurchase program, as amended, we may acquire shares of our common stock in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations. In our first quarters of fiscal 2014 and 2013, we did not purchase any shares under this repurchase program. We may choose to make additional purchases of our common stock in the future, but have no commitment to do so.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.1	Employment Agreement between Registrant and Max Shevitz, dated as of January 26, 2012, as amended on October 1, 2013.*	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

10.2	Employment Agreement between Registrant and Dr. David C. Collins, dated as of February 1, 2012, as amended on October 1, 2013.*	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 2014

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ David C. Collins, Ph.D.
David C. Collins, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Asai
David W. Asai
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Document Description	Incorporation by Reference

10.1	Employment Agreement between Registrant and Max Shevitz, dated as of January 26, 2012, as amended on October 1, 2013.*	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

10.2	Employment Agreement between Registrant and Dr. David C. Collins, dated as of February 1, 2012, as amended on October 1, 2013.*	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	This exhibit is a management contract, compensatory plan or arrangement.