Form 10-Q
period 2014-03-28
LEARNING TREE INTERNATIONAL, INC.
filed 2014-05-08
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

 The number of shares of common stock, $.0001 par value, outstanding as of May 1, 2014 was 13,222,539

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—March 28, 2014

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 28, 2014 (unaudited) and September 27, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended March 28, 2014 (unaudited) and March 29, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended March 28, 2014 (unaudited) and March 29, 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		22

EXHIBIT INDEX		23

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 28,	September 27,
	2014	2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$23,325	$26,583
Trade accounts receivable, net	13,887	14,057
Income tax receivable	655	921
Prepaid expenses	3,787	3,383
Other current assets	1,818	1,848
Total current assets	43,472	46,792
Equipment, Property and Leasehold Improvements:
Education and office equipment	39,340	38,586
Transportation equipment	203	200
Property and leasehold improvements	28,105	28,002
	67,648	66,788
Less: accumulated depreciation and amortization	(52,922)	(50,090)
	14,726	16,698
Restricted interest-bearing investments	3,535	4,175
Deferred income taxes	457	466
Other assets	830	831
Total assets	$63,020	$68,962

Liabilities
Current Liabilities:
Trade accounts payable	$7,164	$7,309
Deferred revenues	28,192	29,780
Accrued payroll, benefits and related taxes	4,322	4,167
Other accrued liabilities	1,817	2,178
Income taxes payable	72	0
Current portion of deferred facilities rent and other	1,502	1,663
Total current liabilities	43,069	45,097
Asset retirement obligations	2,099	2,004
Deferred income taxes	281	284
Deferred facilities rent and other	4,169	4,760
Noncurrent tax liabilities	1,335	1,156
Total liabilities	50,953	53,301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,222,539 and 13,217,484 issued and outstanding, respectively	1	1
Additional paid-in capital	5,902	5,825
Accumulated comprehensive income (loss)	66	(139)
Retained earnings	6,098	9,974
Total stockholders' equity	12,067	15,661
Total liabilities and stockholders' equity	$63,020	$68,962

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2014	2013	2014	2013
Revenues	$25,004	$26,933	$57,026	$60,223
Cost of revenues	15,711	14,859	33,059	31,280
Gross profit	9,293	12,074	23,967	28,943
Operating expenses:
Course development	1,839	1,930	3,776	4,031
Sales and marketing	6,195	7,312	12,351	15,117
General and administrative	5,571	6,667	11,204	14,994
	13,605	15,909	27,331	34,142
Loss from operations	(4,312)	(3,835)	(3,364)	(5,199)
Other income (expense):
Interest income, net	19	8	28	21
Foreign exchange gains (losses)	(75)	214	(114)	160
Other, net	9	(16)	3	6
	(47)	206	(83)	187
Loss before provision for income taxes	(4,359)	(3,629)	(3,447)	(5,012)
Provision for income taxes	244	386	427	419
Net loss	$(4,603)	$(4,015)	$(3,874)	$(5,431)
Loss per share:
Loss per common share - basic	$(0.35)	$(0.30)	$(0.29)	$(0.41)
Loss per common share - diluted	$(0.35)	$(0.30)	$(0.29)	$(0.41)
Weighted average shares outstanding:
Weighted average shares - basic	13,223	13,217	13,221	13,203
Weighted average shares - diluted	13,223	13,217	13,221	13,203
Comprehensive loss:
Net loss	$(4,603)	$(4,015)	$(3,874)	$(5,431)
Foreign currency translation adjustments	182	(726)	205	(806)
Comprehensive loss	$(4,421)	$(4,741)	$(3,669)	$(6,237)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	March 28,	March 29,
	2014	2013
Cash flows - operating activities
Net loss	$(3,874)	$(5,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,816	3,206
Share based compensation	77	141
Deferred income taxes	427	299
(Recovery of) provision for doubtful accounts	(8)	94
Accretion on asset retirement obligations	48	55
(Gains) losses on disposal of equipment and leasehold improvements	(12)	44
Unrealized foreign exchange gains	(175)	(212)
Gain on lease termination	0	(132)
Changes in operating assets and liabilities:
Trade accounts receivable	172	3,220
Asset retirement obligations	0	(2,962)
Prepaid expenses and other assets	417	4,789
Income tax receivable / payable	85	(255)
Trade accounts payable	(160)	(2,237)
Deferred revenues	(1,658)	(2,242)
Deferred facilities rent and other	(1,064)	(998)
Other accrued liabilities	175	(816)
Net cash used in operating activities	(2,734)	(3,437)
Cash flows - investing activities:
Sales of available for sale securities	0	6,118
Purchases of equipment, property and leasehold improvements	(772)	(1,413)
Proceeds from sale of equipment, property and leasehold improvements	29	13
Net cash (used in) provided by investing activities	(743)	4,718
Cash flows - financing activities:
Dividends paid	0	(26)
Shares surrendered in lieu of tax withholding	(2)	(20)
Net cash used in financing activities	(2)	(46)
Effects of exchange rate changes on cash and cash equivalents	221	(702)
Net (decrease) increase in cash and cash equivalents	(3,258)	533
Cash and cash equivalents at beginning of period	26,583	25,784
Cash and cash equivalents at end of period	$23,325	$26,317

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ended on March 28, 2014 and encompassed 12 weeks, while our second quarter of the prior fiscal year ended on March 29, 2013 and encompassed 13 weeks.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments that are only of a normal recurring nature, considered necessary to present fairly our financial position as of March 28, 2014, and our results of operations for the three and six months ended March 28, 2014 and March 29, 2013, and our cash flows for the six months ended March 28, 2014 and March 29, 2013. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense was approximately $0.1 million for the three and six months ended March 28, 2014, related to grants of employee stock options and restricted stock units and was charged in a manner consistent with the related employee salary costs. This compares to stock-based compensation expense of $0.1 million for grants of restricted stock units for the three and six months ended March 29, 2013.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Six months ended	Year ended
	March 28, 2014	September 27, 2013
ARO balance, beginning of period	$2,004	$3,907
Liabilities incurred	0	1,022
Accretion expense	48	99
Liabilities satisfied	0	(29)
Settlement of ARO liability	0	(2,929)
Foreign currency translation	47	(66)
ARO balance, end of period	$2,099	$2,004

 NOTE 4—EARNINGS (LOSS) PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 200,000 stock options and 3,700 restricted stock units were excluded from the computations of diluted loss per share for the three and six months ended March 28, 2014, because their effect would have been anti-dilutive. Approximately 111,800 restricted stock units were excluded from the computations of diluted loss per share for the three and six months ended March 29, 2013, because their effect would have been anti-dilutive. The computations for basic and diluted loss per share are as follows:

	Three months ended		Six months ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Numerator:
Net loss	$(4,603)	$(4,015)	$(3,874)	$(5,431)

Denominator:
Weighted average shares outstanding
Basic	13,223	13,217	13,221	13,203
Effect of dilutive securities	0	0	0	0
Diluted	$13,223	$13,217	$13,221	$13,203

Loss per common share - basic	$(0.35)	$(0.30)	$(0.29)	$(0.41)
Loss per common share - diluted	$(0.35)	$(0.30)	$(0.29)	$(0.41)

NOTE 5—INCOME TAXES

          Our income tax provision in our second quarter of fiscal year 2014 was $0.2 million compared to $0.4 million in our second quarter of fiscal year 2013. Our income tax provision for our first six months of fiscal year 2014 was $0.4 million, the same amount as for our first six months of fiscal year 2013. Our second quarter 2014 provision of $0.2 million was primarily composed of income tax expense for our foreign subsidiaries. We established a valuation allowance against deferred tax assets in the U.S. in our third quarter of fiscal year 2012 and have continued to maintain a full valuation allowance in the U.S. through fiscal years 2013 and 2014.

 NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in either our first six months of fiscal year 2014 or our first six months of fiscal year 2013.

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

Summarized financial information by country for our second quarter and for the first six months of fiscal years 2014 and 2013 is as follows:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2014	2013	2014	2013
Revenues:
United States	$11,329	$12,979	$25,404	$27,303
Canada	3,365	3,935	6,777	7,789
North America	14,694	16,914	32,181	35,092

United Kingdom	6,444	6,331	14,333	14,511
France	1,820	1,870	5,732	5,891
Sweden	1,637	1,464	3,796	3,819
Japan	409	354	984	910
Total	$25,004	$26,933	$57,026	$60,223

Gross profit:
United States	$2,825	$4,984	$7,870	$11,155
Canada	2,107	2,496	4,174	4,833
North America	4,932	7,480	12,044	15,988

United Kingdom	2,450	2,855	6,017	6,885
France	597	670	2,796	3,018
Sweden	1,037	866	2,440	2,469
Japan	277	203	670	583
Total	$9,293	$12,074	$23,967	$28,943

Total assets:
United States	$30,691	$33,547
Canada	4,756	4,016
North America	35,447	37,563

United Kingdom	15,732	20,316
France	5,376	6,370
Sweden	4,905	6,118
Japan	1,560	1,683
Total	$63,020	$72,050

NOTE 8—STOCKHOLDERS’ EQUITY

During the three and six months ended March 28, 2014 and March 29, 2013, we did not repurchase any shares of our common stock.

NOTE 9—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability. The fair value is measured on assumptions that market participants would use, including assumptions about non-performance risk and credit risk.

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis, when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three and six months ended March 28, 2014 and March 29, 2013.

NOTE 10—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	March 28,	September 27,
	2014	2013
Deferred rent	$1,009	$965
LA lease liability	484	634
Sublease loss accruals	9	64
	$1,502	$1,663

Deferred Facilities Rent and Other

	March 28,	September 27,
	2014	2013
Deferred rent	$3,916	$4,362
LA lease liability	253	398
	$4,169	$4,760

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the Financial Accounting Standards Board (including the Emerging Issues Task Force), or the American Institute of Certified Public Accountants that would materially impact our condensed consolidated financial statements.

 NOTE 12—RESTRUCTURING ACTIVITY

 In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and our intention to close the Los Angeles, CA office facility, which closure was completed in our first quarter of fiscal 2013. During the six months ended March 29, 2013 we incurred $1.4 million of expense relating to this reduction in force and closure of the Los Angeles office. During the three and six months ended March 28, 2014, we did not incur any additional expense, however, to date, we have not been able to sublease this office space. We originally estimated that it would take one and a half years to sublet this office space. If we are unable to sublease this office space or sublease it at rates below the estimates used for the original restructuring charge, we will incur an additional restructuring charge prior to the end of fiscal year 2014.

	Three Months Ended		Six Months Ended
	March 28	March 29	March 28	March 29
	2014	2013	2014	2013

Worldwide reduction in force	$0	$0	$0	$262
Depreciation of leasehold improvements	0	0	0	371
Contractual lease payments net of estimated sublease receipts	0	0	0	740

Total:	$0	$0	$0	$1,373

NOTE 13—UNITED KINGDOM LEASE TERMINATION

On November 14, 2012, we, together with our United Kingdom subsidiary, Learning Tree International Limited, and Laxton Properties Limited (the “Landlord”) surrendered our lease dated March 19, 1999 for Learning Tree International Limited’s Education Center facility in London (“Euston House”), which had been due to run through January, 2019. Learning Tree International Limited, our UK subsidiary, had been subleasing certain floors of the Euston House location to third-party subtenants. In conjunction with the surrender, the subleases reverted to the Landlord and Learning Tree International Limited, our UK subsidiary, entered into four new leases with the Landlord for only the space we needed to run our operations in London. We are party to each of the four new leases as guarantor for our subsidiary’s obligations. The four leases each became effective as of November 14, 2012 and cover the total rentable area of Euston House’s (1) ground and basement floors; (2) first floor; (3) second floor; and (4) part of the sixth floor. The first three leases run through November 13, 2022 and our fourth lease for part of the sixth floor runs through August 23, 2014. The aggregate annual minimum rent of the leases is £1.4 million ($2.3 million USD), compared to the original gross minimum rent of £2.8 million ($4.6 million USD) offset by £1.5 million ($2.4 million USD) in sublease rents for a net of £1.3 million ($2.2 million USD) under the prior lease. In connection with the early surrender of the original lease, we paid the landlord a £2.0 million ($3.2 million USD) surrender payment. As a result of the surrender of the original lease, we were released from our ARO, estimated at £1.9 million ($3.0 million USD), to restore the leasehold space to original condition, and the £5.0 million ($8.1 million USD) deposit that was being held in escrow as security against our default on the rental payments was released to Learning Tree International Limited by the Landlord. Under the terms of the new leases, deposits totaling £1.7 million ($2.7 million USD) have been deposited with the Landlord as security against our default on the payments under the leases. The impact to net income (loss) for our first quarter of fiscal year 2013 taking into account the surrender payment, the release of the ARO, and reversal of deferred rents was less than £0.1 million ($0.1 million USD).

NOTE 14—SUBSEQUENT EVENTS

On May 7, 2014, Learning Tree International Inc. a Canadian corporation and a wholly owned subsidiary of Learning Tree International, Inc. a Delaware corporation, entered into a second amendment of an existing lease and storage agreement with 160 Elgin Leaseholds Inc. covering a leased property located in Ottawa, Ontario, Canada.   This lease amendment reduces the rentable area and extends the term of the lease for a period of five years commencing July 1, 2014 and expiring June 30, 2019.

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

We also offer courses through Learning Tree AnyWare™, our web-based attendance platform that allows individuals located anywhere in the world to participate in live, instructor-led courses over the Internet. All of our North American Education Centers have become AnyWare™ enabled, and we currently have 47 stand-alone AnyWare™ Learning Centers strategically located in the United States (32), Canada (3), France (4) and the United Kingdom (8). Our AnyWare Learning Center™ provides our customers with ready-to-go dual screen computers and high-speed Internet in a professional, optimized learning environment. With the availability of our AnyWare™ Learning Centers, participants can experience their course in a distraction-free setting (compared to if they were attending from their home or office) while eliminating the travel costs participants would have otherwise incurred in order to attend the course at our Education Center where it is physically being taught. Learning Tree’s stand-alone AnyWare™ Learning Centers can support from two to six attendees and are typically located in short-term rental facilities, which give us the flexibility and ease to address any changes in demand. AnyWare™ Learning Centers located within our existing Education Centers are able to accommodate up to 15 attendees.

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

KEY METRICS OF OUR SECOND QUARTER AND SIX MONTHS OF FISCAL YEAR 2014

The following is an overview of our results of operations for our second quarter of fiscal year 2014 which ended March 28, 2014, compared to the same quarter of fiscal year 2013:

•	Revenues decreased to $25.0 million from $26.9 million.

•	Gross profit declined to 37.2% of revenues from 44.8% of revenues.

•	We reduced operating expenses by $2.3 million. Operating expenses were 54.4% of revenues compared to 59.1% of revenues.

•	We had a loss from operations of $4.3 million compared to a loss from operations of $3.8 million.

•	Net loss totaled $4.6 million compared to net loss of $4.0 million.

 For the six months ended March 28, 2014, compared to the equivalent period of fiscal year 2013:

•	Revenues decreased to $57.0 million from $60.2 million.

•	Gross profit declined to 42.0% of revenues from 48.1% of revenues.

•	We reduced operating expenses by $6.8 million. Operating expenses were 47.9% of revenues compared to 56.7% of revenues.

•	We had a loss from operations of $3.4 million compared to a loss from operations of $5.2 million.

•	Net loss totaled $3.9 million compared to net loss of $5.4 million.

RESULTS OF OPERATIONS

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal year 2013, each fiscal quarter has 13 weeks; however fiscal year 2014 has 53 weeks, with 14, 12, 13, and 14 weeks in our first, second, third and fourth quarters respectively. Furthermore, a particularly unusal convergence of this year's Christmas and New Year's holiday dates together with the end date of our first quarter on January 3, 2014 meant that irrespective of the change in the number of weeks in our first and second quarters of fiscal 2014, both of those quarters had the same number of revenue producing weeks as the correponding periods of fiscal 2013. On the other hand, we had one week more of operating expenses in our first quarter and one week less of operating expenses in our second quarter in fiscal 2014 compared to the same periods of the prior year. The six months ended March 28, 2014 encompassed 26 weeks the same as for the six months ended March 29, 2013.

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended		Six months ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.8%	55.2%	58.0%	51.9%
Gross profit	37.2%	44.8%	42.0%	48.1%
Operating expenses:
Course development	7.3%	7.2%	6.6%	6.7%
Sales and marketing	24.8%	27.1%	21.7%	25.1%
General and administrative	22.3%	24.8%	19.7%	24.9%
Total operating expenses	54.4%	59.1%	48.0%	56.7%
Loss from operations	-17.2%	-14.3%	-6.0%	-8.6%
Other income (expense), net	-0.2%	0.8%	-0.1%	0.3%
Loss before taxes	-17.4%	-13.5%	-6.1%	-8.3%
Income tax provision	1.0%	1.4%	0.7%	0.7%
Net loss	-18.4%	-14.9%	-6.8%	-9.0%

THREE AND SIX MONTHS ENDED MARCH 28, 2014 COMPARED WITH THE THREE AND SIX MONTHS ENDED MARCH 29, 2013

Revenues. Revenues of $25.0 million in our second quarter of fiscal year 2014 were 7.2% lower than revenues of $26.9 million in the same quarter of fiscal year 2013. The decrease in revenues primarily resulted from an 11.9% decrease in the number of our course participants that was partially offset by a 5.3% increase in average revenue per participant. The decrease in the number of participants compared to the same quarter of our prior year was primarily due to the elimination of participants attending in the prior year under a special, more-heavily discounted passport program, which started in our fourth quarter of fiscal 2012 and largely ended June 30, 2013, as well as to unusually harsh winter weather especially in the eastern United States where the majority of our U.S. education centers are located, and a decline in the number of courses delivered onsite at client locations. The increase in average revenue per participant primarily resulted from the elimination of the discounted passport program and the favorable shift in mix to proportionally more higher priced courses at our education centers and proportionally fewer courses delivered onsite at client locations. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules were $0.3 million higher for our second quarter of fiscal year 2014 compared to our second quarter of fiscal year 2013. Changes in foreign exchange rates did not materially impact revenues quarter over quarter.

During our second quarter of fiscal year 2014, we trained 14,962 course participants, an 11.9% decrease from the 16,978 course participants we trained in our second quarter of fiscal year 2013.

During our second quarter of fiscal year 2014, we provided 52,406 attendee-days of training, 10.4% fewer than the 58,494 attendee-days of training we provided in the same quarter in fiscal year 2013. In our IT courses during our second quarter of fiscal year 2014, we provided 30,704 attendee-days of training, a 16.8% decrease from the 36,900 attendee-days in the corresponding period in fiscal year 2013. In our management courses during our second quarter of fiscal year 2014, we provided 21,702 attendee-days of training, a 0.5% increase from the 21,594 attendee-days in the corresponding period in fiscal year 2013.

Our revenues of $57.0 million during our first six months of fiscal year 2014 were 5.3% lower than revenues of $60.2 million in the same period of fiscal year 2013. The decrease in revenues primarily resulted from a 9.7% decrease in the number of course participants partially offset by a 4.9% increase in average revenue per participant. The decrease in the number of course participants is primarily attributed to the elimination of the special, more-heavily discounted passport program, a decline in the demand for courses delivered onsite at client locations, and unusually harsh winter weather especially in the eastern United States. The 4.9% increase in average revenue per participant largely resulted from the elimination of the more heavily discounted passport promotion that ran through June 30, 2013.

During our first six months of fiscal year 2014, we trained 32,660 course participants, a 9.7% decrease from the 36,167 course participants we trained in our first six months of fiscal year 2013.

During our first six months of fiscal year 2014, we provided 115,115 attendee-days of training, 8.9% fewer than the 126,347 attendee-days in the same period in fiscal year 2013. In our IT courses during our first six months of fiscal year 2014, we provided 68,827 attendee-days of training, an 11.3% decrease from the 77,588 attendee-days in the corresponding period in fiscal year 2013. In our management courses during our first six months of fiscal year 2014, we provided 46,288 attendee-days of training, a 5.1% decrease from the 48,759 attendee-days in the corresponding period in fiscal year 2013.

 Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our second quarter of fiscal year 2014, we presented 1,246 events, a 5.7% decrease from 1,321 events during the same period in fiscal year 2013. Our cost of revenues for our second quarter of fiscal year 2014 was $15.7 million, or 62.8% of revenues, compared to $14.9 million, or 55.2% of revenues, in the same period in fiscal year 2013. Accordingly, our gross profit percentage for our second quarter of fiscal year 2014 was 37.2% compared to 44.8% in the same period of the prior fiscal year. The $0.9 million increase in cost of revenues year over year was caused by increased facility costs related to the expansion of stand-alone AnyWare Learning Centers, increased property taxes, and increased internet infrastructure fees.

The change in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2014 primarily reflects a 20.0% increase in cost per participant that was partially offset by the 5.3% increase in revenue per participant. The increase in cost per participant is primarily the result of the apportionment of higher fixed costs related to our education centers over a lower participant base, the increase in our facility costs, and a 6.6% reduction in the average number of participants per event. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first six months of fiscal year 2014, we presented 2,738 events, a 4.4% decrease from 2,864 events during the same period in fiscal year 2013. Our cost of revenues for our first six months of fiscal year 2014 was $33.1 million, or 58.0% of revenues, compared to $31.3 million, or 51.9% of revenues, in the same period in fiscal year 2013. The change in cost of revenues as a percentage of revenues during our first six months of fiscal year 2014 primarily reflects the 17.0% increase in the cost per participant partially offset by the 4.9% increase in revenue per participant. Accordingly, our gross profit percentage for our first six months of fiscal year 2014 was 42.0% compared to 48.1% in the same period of the prior fiscal year.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our second quarter of fiscal year 2014, course development expenses were 7.3% of revenues, compared to 7.2% in our second quarter of fiscal year 2013. Overall spending on course development in our second quarter of fiscal year 2014 was $1.8 million, a 4.7% decrease from the $1.9 million spent on course development in our second quarter of fiscal year 2013.

Course development expense during our first six months of fiscal year 2014 was $3.8 million, a decrease of $0.2 million compared to $4.0 million in the same period of fiscal year 2013.

In our second quarter of fiscal year 2014, we introduced four new IT course titles and one new management course title and retired eight IT course titles and three management course titles. At the end of our second quarter of fiscal year 2014, our library of instructor-led courses numbered 176 titles compared with 182 titles at the end of the same quarter of fiscal year 2013. At the end of our second quarter of this fiscal year, we had 117 IT titles in our course library, the same number of titles as at the end of our second quarter of fiscal year 2013. Our library of management titles numbered 59 at the end of our second quarter of fiscal year 2014, compared to 65 at the end of the same quarter of fiscal year 2013.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our second quarter of fiscal year 2014 were 24.8% of revenues, compared to 27.1% in the same quarter of fiscal year 2013. Sales and marketing expenses were $6.2 million in our second quarter of fiscal year 2014, compared to $7.3 million during our second quarter of fiscal year 2013. The net decrease of $1.1 million is driven primarily by a reduction in direct mail marketing costs, and reduced personnel expenses as a result of reduced staffing levels.

Sales and marketing expense during our first six months of fiscal year 2014 was $12.4 million, a decrease of $2.7 million compared to $15.1 million in the same period of fiscal year 2013. The net decrease was due primarily to decreases in personnel expense of $1.2 million and decreases in direct marketing expenditures of $1.4 million.

General and Administrative Expenses. General and administrative expenses in our second quarter of fiscal year 2014 were 22.3% of revenues, compared with 24.8% for the same quarter in fiscal year 2013. General and administrative expenses during our second quarter of fiscal year 2014 were $5.6 million, a decrease of $1.1 million compared to $6.7 million in our second quarter of fiscal year 2013. The decrease was due primarily to $0.6 million of non-recurring expenses incurred in our second quarter of fiscal 2013 for costs incurred by a special committee of our Board of Directors (the “Special Committee”) related to a proposed acquisition of the company, and lower salary and benefit costs for our second quarter of fiscal year 2014 as a result of reduced staffing levels and lower general office costs. The Special Committee was disbanded during our second quarter of fiscal year 2013.

During our second quarter of fiscal 2014, we did not incur any additional expense related to the closure of our Los Angeles, CA office facility; however, to date, we have not been able to sublease this office space. We originally estimated that it would take one and a half years to sublet this office space. If we are unable to sublease this office space or sublease it at rates below the estimates used for the original restructuring charge, we will incur an additional restructuring charge prior to the end of fiscal year 2014.

 General and administrative expense during our first six months of fiscal year 2014 was $11.2 million, a decrease of $3.8 million compared to $15.0 million in the same period of fiscal year 2013. The decrease was due primarily to $2.3 million of non-recurring expenses incurred in our first half of fiscal 2013 for a restructuring charge related to the closure of our Los Angeles, CA offices, costs incurred by the Special Committee, and for our first six months of fiscal year 2014, lower salary and benefit costs as a result of reduced staffing levels and lower general office costs.

Income (Loss) from Operations. Our loss from operations for our second quarter of fiscal year 2014 was $4.3 million compared to a loss from operations of $3.8 million for our second quarter of fiscal year 2013.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our second quarter of fiscal year 2014, other expense totaled less than $0.1 million as compared to other income of $0.2 million for our second quarter of fiscal year 2013. The change is due to fluctuations in foreign exchange rates period over period.

During our first six months of fiscal year 2014 other expense totaled $0.1 million compared to other income of $0.2 million in our first six months of fiscal year 2013.

          Income Taxes. Our income tax provision in our second quarter of fiscal year 2014 was $0.2 million compared to $0.4 million in our second quarter of fiscal year 2013. Our second quarter of fiscal year 2014 provision of $0.2 million is primarily related to the income tax expense of our foreign subsidiaries. Our income tax provision for our first six months of fiscal year 2014 was $0.4 million, the same amount as for our first six months of fiscal year 2013.

Net Loss. Our net loss for our second quarter of fiscal year 2014 was $4.6 million compared to net loss of $4.0 million for our second quarter of fiscal year 2013.

 Our net loss for our first six months of fiscal year 2014 was $3.9 million compared to net loss of $5.4 million for our first six months of fiscal year 2013.

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal year 2013, each fiscal quarter has 13 weeks; however fiscal year 2014 has 53 weeks, with 14, 12, 13, and 14 weeks in our first, second, third and fourth quarters respectively. Furthermore, a particularly unusal convergence of this year's Christmas and New Year's holiday dates together with the end date of our first quarter on January 3, 2014 meant that irrespective of the change in the number of weeks in our first and second quarters of fiscal 2014, both of those quarters had the same number of revenue producing weeks as the correponding periods of fiscal 2013. On the other hand, we had one week more of operating expenses in our first quarter and one week less of operating expenses in our second quarter in fiscal 2014 compared to the same periods of the prior year. The six months ended March 28, 2014 encompassed 26 weeks the same as for the six months ended March 29, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 28, 2014 included cash and cash equivalents on hand of $23.3 million. During our first six months of fiscal year 2014, our total cash and cash equivalents decreased by $3.3 million, primarily as a result of cash used in operations of $2.7 million and capital expenditures of $0.8 million.

At March 28, 2014, our net working capital (current assets minus current liabilities) was $0.4 million, a $1.3 million decrease from our working capital balance at September 27, 2013. Current assets decreased $3.3 million during the period, due primarily to decreases in cash and trade accounts receivable. Current liabilities decreased $2.0 million during the period, primarily due to decreases in deferred revenues, trade accounts payable, and accrued expenses.

Cash Flows. Our cash and cash equivalents decreased $3.3 million to $23.3 million at March 28, 2014 from $26.6 million at September 27, 2013.

	Six months ended
(in thousands)	March 28, 2014	March 29, 2013	Net Change
Cash used in operating activities	$(2,734)	$(3,437)	$703
Cash (used in) provided by investing activities	(743)	4,718	(5,461)
Cash used in financing activities	(2)	(46)	44
Effects of exchange rate changes on cash and cash equivalents	221	(702)	923
Net (decrease) increase in cash and cash equivalents	$(3,258)	$533	$(3,791)

Cash used in operating activities was $0.7 million lower in our first six months of fiscal year 2014, than it was in our first six months of fiscal year 2013 primarily due to a lower net loss for the current period of $3.9 million compared to a net loss of $5.4 million for our first six months of fiscal year 2013. Cash (used in) provided by investing activities decreased by $5.5 million in our first six months of fiscal year 2014 compared to our first six months of fiscal 2013, due primarily to sales of available for sale securities of $6.1 million during our first six months of fiscal 2013.

Liquidity. We currently have no outstanding debt or line of credit agreements. During our second quarter of fiscal 2014, we repatriated $6.7 million from our foreign subsidiaries. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, cash flows from operations, and other financing available to us to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the six months ended March 28, 2014, we made capital expenditures of $0.8 million for the purchase of classroom furniture and classroom computer equipment worldwide. We plan to purchase an additional $2.8 million in equipment and other capital assets during the remainder of fiscal year 2014. Our contractual obligations as of March 28, 2014 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2013 10-K.

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

FUTURE OUTLOOK

With the introduction of our AnyWare Learning Centers™, we have widened the distribution channel for our courses in order to make attendance more convenient and cost effective for our customers. We have found that this enhancement of our delivery capability has resulted in a slightly shorter buying cycle; our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has somewhat reduced our visibility for future enrollments and has made forecasting future financial results somewhat more difficult. We have taken this into consideration in developing our forward-looking outlook for our third quarter of fiscal 2014.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of May 1, 2014 were to remain constant for the remainder of our third quarter we would expect foreign exchange rates to reduce revenues in our third quarter of fiscal year 2014, by approximately 2% when compared to our same quarter of fiscal year 2013.

Third Quarter Revenues. We currently expect revenues for our third quarter of fiscal year 2014 of between $27.0 million and $28.5 million, compared to revenues of $29.0 million in our third quarter of fiscal year 2013.

Third Quarter Gross Profit. We expect a gross profit percentage in our third quarter of fiscal year 2014 of between 40.4% and 40.8% compared to 44.3% in our third quarter of fiscal year 2013.

Third Quarter Operating Expenses. We expect overall operating expenses for our third quarter of fiscal year 2014 to be between $14.6 million and $15.4 million, compared to $13.8 million in the same quarter a year earlier. Expected operating expenses for our third quarter of fiscal 2014 do not include a potential $0.7 million restructuring charge for the final write-off of the Los Angeles office lease which will occur in our third quarter if we are unsuccessful in finding a sub-tenant for the space.

Third Quarter Loss from Operations. As a result of the above factors, we expect to incur a third quarter operating loss of between $3.0 million and $4.5 million compared with an operating loss of $1.0 million in our third quarter of fiscal year 2013.

Third Quarter Other Income (Expense), Net. We expect third quarter other expense to be less than $0.1 million.

Third Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our third quarter of fiscal year 2014 of between $2.9 million and $4.6 million, compared with a pre-tax loss of $1.0 million in our third quarter of fiscal year 2013.

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

As of March 28, 2014, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

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

On May 7, 2014, Learning Tree International Inc. a Canadian corporation and a wholly owned subsidiary of Learning Tree International, Inc. a Delaware corporation, entered into a second amendment of an existing lease and storage agreement with 160 Elgin Leaseholds Inc. covering a leased property located in Ottawa, Ontario, Canada. This lease amendment reduces the rentable area and extends the term of the lease for a period of five years commencing July 1, 2014 and expiring June 30, 2019.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.1

2nd Lease and Storage Lease Amending and Extension Agreement, dated as of February 12, 2014, countersigned and effective as of May 7, 2014, by and between 160 Elgin Leaseholds, Inc. and Learning Tree International Inc.

Filed herewith.

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

May 8, 2014

LEARNING TREE INTERNATIONAL, INC.

By: /s/ David C. Collins, Ph.D.
David C. Collins, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

By: /s/ David W. Asai
David W. Asai
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Document Description	Incorporation by Reference

10.1

2nd Lease and Storage Lease Amending and Extension Agreement, dated as of February 12, 2014, countersigned and effective as of May 7, 2014, by and between 160 Elgin Leaseholds, Inc. and Learning Tree International Inc.

Filed herewith.

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