Form 10-Q
period 2014-06-27
LEARNING TREE INTERNATIONAL, INC.
filed 2014-08-07
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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

 The number of shares of common stock, $.0001 par value, outstanding as of August 1, 2014 was 13,222,539

LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—June 27, 2014

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 27, 2014 (unaudited) and September 27, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended June 27, 2014 (unaudited) and June 28, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended June 27, 2014 (unaudited) and June 28, 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

EXHIBIT INDEX		25

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 27,	September 27,
	2014	2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$21,591	$26,583
Trade accounts receivable, net	16,204	14,057
Income tax receivable	715	921
Prepaid expenses	3,557	3,383
Other current assets	2,038	1,848
Assets held for sale	3,582	0
Total current assets	47,687	46,792
Equipment, Property and Leasehold Improvements:
Education and office equipment	39,562	38,586
Transportation equipment	203	200
Property and leasehold improvements	21,730	28,002
	61,495	66,788
Less: accumulated depreciation and amortization	(51,313)	(50,090)
	10,182	16,698
Restricted interest-bearing investments	3,602	4,175
Deferred income taxes	431	466
Other assets	782	831
Total assets	$62,684	$68,962

Liabilities
Current Liabilities:
Trade accounts payable	$8,457	$7,309
Deferred revenues	28,384	29,780
Accrued payroll, benefits and related taxes	4,657	4,167
Other accrued liabilities	2,016	2,178
Current portion of deferred facilities rent and other	1,703	1,663
Total current liabilities	45,217	45,097
Asset retirement obligations	1,967	2,004
Deferred income taxes	272	284
Deferred facilities rent and other	4,137	4,760
Noncurrent tax liabilities	1,442	1,156
Total liabilities	53,035	53,301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common Stock, $.0001 par value; 75,000,000 shares authorized; 13,222,539 and 13,217,484 issued and outstanding, respectively	1	1
Additional paid-in capital	6,134	5,825
Accumulated comprehensive income (loss)	162	(139)
Retained earnings	3,352	9,974
Total stockholders' equity	9,649	15,661
Total liabilities and stockholders' equity	$62,684	$68,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013
Revenues	$28,759	$28,958	$85,785	$89,181
Cost of revenues	16,132	16,141	49,191	47,421
Gross profit	12,627	12,817	36,594	41,760
Operating expenses:
Course development	1,950	1,998	5,726	6,029
Sales and marketing	6,283	6,764	18,634	21,881
General and administrative	7,086	5,043	18,290	20,037
	15,319	13,805	42,650	47,947
Loss from operations	(2,692)	(988)	(6,056)	(6,187)
Other income (expense):
Interest income, net	1	11	29	32
Foreign exchange gains (losses)	24	12	(90)	172
Other, net	(3)	9	0	15
	22	32	(61)	219
Loss before provision for income taxes	(2,670)	(956)	(6,117)	(5,968)
Provision for income taxes	76	123	503	542
Net loss	$(2,746)	$(1,079)	$(6,620)	$(6,510)
Loss per share:
Loss per common share - basic	$(0.21)	$(0.08)	$(0.50)	$(0.49)
Loss per common share - diluted	$(0.21)	$(0.08)	$(0.50)	$(0.49)
Weighted average shares outstanding:
Weighted average shares - basic	13,223	13,217	13,221	13,208
Weighted average shares - diluted	13,223	13,217	13,221	13,208
Comprehensive loss:
Net loss	$(2,746)	$(1,079)	$(6,620)	$(6,510)
Foreign currency translation adjustments	96	(95)	301	(901)
Comprehensive loss	$(2,650)	$(1,174)	$(6,319)	$(7,411)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	June 27,	June 28,
	2014	2013
Cash flows - operating activities
Net loss	$(6,620)	$(6,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,343	4,617
Stock-based compensation	309	107
Deferred income taxes	428	256
Provision for doubtful accounts	19	123
Accretion on asset retirement obligations	72	77
(Gains) losses on disposal of equipment and leasehold improvements	(12)	53
Unrealized foreign exchange gains	(225)	(270)
Gain on lease termination	0	(132)
Settlement of asset retirement obligations	(186)	0
Changes in operating assets and liabilities:
Trade accounts receivable	(2,051)	2,496
Asset retirement obligations	0	(2,962)
Prepaid expenses and other assets	516	5,562
Income tax receivable / payable	55	1,402
Trade accounts payable	1,100	(1,734)
Deferred revenues	(1,600)	(1,759)
Deferred facilities rent and other	(906)	(1,215)
Other accrued liabilities	765	(1,938)
Net cash used in operating activities	(3,993)	(1,827)
Cash flows - investing activities:
Sales of available for sale securities	0	6,118
Purchases of equipment, property and leasehold improvements	(1,244)	(2,099)
Proceeds from sale of equipment, property and leasehold improvements	29	13
Net cash (used in) provided by investing activities	(1,215)	4,032
Cash flows - financing activities:
Dividends paid	0	(26)
Shares surrendered in lieu of tax withholding	(2)	(20)
Net cash used in financing activities	(2)	(46)
Effects of exchange rate changes on cash and cash equivalents	218	(872)
Net (decrease) increase in cash and cash equivalents	(4,992)	1,287
Cash and cash equivalents at beginning of period	26,583	25,784
Cash and cash equivalents at end of period	$21,591	$27,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries (collectively, “Learning Tree,” “we,” “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended on June 27, 2014 and encompassed 13 weeks, while our third quarter of the prior fiscal year ended on June 28, 2013 and also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are only of a normal recurring nature, considered necessary to present fairly our financial position as of June 27, 2014, and our results of operations for the three and nine months ended June 27, 2014 and June 28, 2013, and our cash flows for the nine months ended June 27, 2014 and June 28, 2013. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense of $0.2 million and $0.3 million which related to grants of employee stock options and restricted stock units was included in operating expenses for the three and nine months ended June 27, 2014, respectively, and was charged in a manner consistent with the related employee salary costs. This compares to a credit of $34,000 and $0.1 million of stock-based compensation expense for grants of restricted stock units for the three and nine months ended June 28, 2013, respectively.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Nine months ended	Year ended
	June 27, 2014	September 27, 2013
ARO balance, beginning of period	$2,004	$3,907
Liabilities incurred	0	1,022
Accretion expense	72	99
Liabilities satisfied	0	(29)
Settlement of ARO liability	(186)	(2,929)
Foreign currency translation	77	(66)
ARO balance, end of period	$1,967	$2,004

 NOTE 4—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted loss per share is computed similarly to basic loss per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 200,000 stock options and 3,700 restricted stock units were excluded from the computations of diluted loss per share for the three and nine months ended June 27, 2014, because their effect would have been anti-dilutive. Approximately 9,400 restricted stock units were excluded from the computations of diluted loss per share for the three and nine months ended June 28, 2013, because their effect would have been anti-dilutive. The computations for basic and diluted loss per share are as follows:

	Three months ended		Nine months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Numerator:
Net loss	$(2,746)	$(1,079)	$(6,620)	$(6,510)

Denominator:
Weighted average shares outstanding
Basic	13,223	13,217	13,221	13,208
Effect of dilutive securities	0	0	0	0
Diluted	$13,223	$13,217	$13,221	$13,208

Loss per common share - basic	$(0.21)	$(0.08)	$(0.50)	$(0.49)
Loss per common share - diluted	$(0.21)	$(0.08)	$(0.50)	$(0.49)

NOTE 5—INCOME TAXES

          Our income tax provision in our third quarter of fiscal year 2014 was $0.1 million. Our income tax provision for our first nine months of fiscal year 2014 was $0.5 million. Our third quarter 2014 provision of $0.1 million was primarily composed of income tax expense for our foreign subsidiaries. We established a valuation allowance against deferred tax assets in the U.S. and France in our third quarter of fiscal year 2012 and have continued to maintain a full valuation allowance in both through fiscal years 2013 and 2014.

 NOTE 6—COMMITMENTS AND CONTINGENCIES

Commitments

On May 7, 2014, Learning Tree International Inc. a Canadian corporation and a wholly owned subsidiary of the Company, entered into a second amendment of an existing lease and storage agreement with 160 Elgin Leaseholds Inc. covering a leased property located in Ottawa, Ontario, Canada.   This lease amendment reduces the rentable area and extends the term of the lease for a period of five years commencing July 1, 2014 and expiring June 30, 2019.

Effective June 17, 2014, the Company’s Swedish subsidiary, Learning Tree International AB, entered into an agreement with Forvaltningsbolaget Marievik HB (the “Landlord”) whereby Learning Tree International AB agreed to the Landlord’s request to terminate the Rental Lease between Learning Tree International AB and the Landlord (the “Prior Lease Agreement”) as of December 31, 2014 in exchange for the Landlord’s assistance in obtaining a lease for a comparable commercial facility for our Education Center and General Offices in Stockholm, Sweden. In connection with this termination of the Prior Lease Agreement, the Landlord agreed to pay SEK 3.74 million (or approximately US $600,000 at then current exchange rates), of which SEK 1.0 million (or approximately US $150,000 at then current exchange rates) has been paid in advance, to Learning Tree International AB, with the remaining amounts to be paid toward the cost of building renovations and toward the cost of moving to the new facility. The Landlord also agreed to pay the cost up to SEK 0.20 million (or approximately US $30,000 at then current exchange rates) for an architect for the new facility. In addition, the Landlord will provide funding such that the new facility will have the same standards and functionality as Learning Tree International AB’s current facility. In the event that the move to the new facility is delayed, the Landlord will extend Learning Tree International AB’s lease for its existing facility until February 28, 2015.

Effective June 17, 2014, Learning Tree International AB signed a new lease agreement (the “New Lease”) for 1060 square meters of space with Vasakronan (the “New Landlord”) located at Stockholm Lindhagensgatan 126. A summary of the material terms of the New Lease are as follows:

● Term: January 1, 2015 to December 31, 2019.

● Basic rent: SEK 2.65 million per year (or approximately US $400,000 per year at then current exchange rates)

● Basic Supplemental rent: SEK 0.49 million per year (or approximately US $75,000 per year at then current exchange rates)

● Security Deposit: SEK 1.5 million (or approximately US $200,000 at then current exchange rates)

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in either our first nine months of fiscal year 2014 or our first nine months of fiscal year 2013.

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

Summarized financial information by country for our third quarter and for the first nine months of fiscal years 2014 and 2013 is as follows:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013
Revenues:
United States	$14,925	$14,634	$40,329	$41,937
Canada	2,047	2,531	8,824	10,320
North America	16,972	17,165	49,153	52,257

United Kingdom	6,872	6,570	21,205	21,081
France	3,041	3,265	8,773	9,156
Sweden	1,391	1,446	5,187	5,265
Japan	483	512	1,467	1,422
Total	$28,759	$28,958	$85,785	$89,181

Gross profit:
United States	$5,948	$5,781	$13,818	$16,935
Canada	1,090	1,349	5,264	6,182
North America	7,038	7,130	19,082	23,117

United Kingdom	3,052	2,796	9,069	9,681
France	1,441	1,677	4,237	4,695
Sweden	781	867	3,221	3,336
Japan	315	347	985	931
Total	$12,627	$12,817	$36,594	$41,760

Total assets:
United States	$29,931	$31,474
Canada	4,024	4,355
North America	33,955	35,829

United Kingdom	16,124	19,875
France	5,931	6,626
Sweden	5,022	5,888
Japan	1,652	1,848
Total	$62,684	$70,066

NOTE 8—STOCKHOLDERS’ EQUITY

During the three and nine months ended June 27, 2014 and June 28, 2013, we did not repurchase any shares of our common stock.

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three and nine months ended June 27, 2014 and June 28, 2013.

NOTE 10—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our condensed consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	June 27,	September 27,
	2014	2013
Deferred rent	$1,033	$965
LA lease liability	670	634
Sublease loss accruals	0	64
	$1,703	$1,663

Deferred Facilities Rent and Other

	June 27,	September 27,
	2014	2013
Deferred rent	$3,694	$4,362
LA lease liability	443	398
	$4,137	$4,760

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

 In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact that the standard will have on our financial condition, results of operations, and disclosures.

NOTE 12—RESTRUCTURING ACTIVITY

 In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and our intention to close the Los Angeles, CA office facility, which closure was completed in our first quarter of fiscal year 2013. During the nine months ended June 28, 2013 we incurred $1.3 million of expense relating to this reduction in force and closure of the Los Angeles office. During the three months ended June 27, 2014, we incurred $0.5 million of additional expense related to the closure of the Los Angeles office. We originally estimated that it would take one and a half years to sublet this office space, however, we have yet to sublease this office space. Since it has taken longer than originally expected to sublet this office space, we have revised our estimates used in the calculation of the original charge resulting in the additional restructuring charge.

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013

Worldwide reduction in force	$0	$0	$0	$234
Depreciation of leasehold improvements	0	0	0	371
Contractual lease payments net of estimated sublease receipts	529	0	529	740
Total:	$529	$0	$529	$1,345

NOTE 13—UNITED KINGDOM LEASE TERMINATION

On November 14, 2012, we, together with our United Kingdom subsidiary, Learning Tree International Limited, and Laxton Properties Limited (“Laxton”) surrendered our lease dated March 19, 1999 for Learning Tree International Limited’s Education Center facility in London (“Euston House”), which had been due to run through January 2019. Learning Tree International Limited had been subleasing certain floors of the Euston House location to third-party subtenants. In conjunction with the surrender, the subleases reverted to Laxton and Learning Tree International Limited entered into four new leases with Laxton for only the space we needed to run our operations in London. We are party to each of the four new leases as guarantor for our subsidiary’s obligations. The four leases each became effective as of November 14, 2012 and cover the total rentable area of Euston House’s (1) ground and basement floors; (2) first floor; (3) second floor; and (4) part of the sixth floor. The first three leases run through November 13, 2022 and our fourth lease for part of the sixth floor runs through August 23, 2014. The aggregate annual minimum rent of the leases is £1.4 million ($2.3 million USD in then current exchange rates), compared to the original gross minimum rent of £2.8 million ($4.6 million USD in then current exchange rates) offset by £1.5 million ($2.4 million USD in then current exchange rates) in sublease rents for a net of £1.3 million ($2.2 million USD in then current exchange rates) under the prior lease. In connection with the early surrender of the original lease, we paid Laxton a £2.0 million ($3.2 million USD in then current exchange rates) surrender payment. As a result of the surrender of the original lease, we were released from our ARO, estimated at £1.9 million ($3.0 million USD in then current exchange rates), to restore the leasehold space to original condition, and the £5.0 million ($8.1 million USD in then current exchange rates) deposit that was being held in escrow as security against our default on the rental payments was released to Learning Tree International Limited by Laxton. Under the terms of the new leases, deposits totaling £1.7 million ($2.7 million USD in then current exchange rates) have been deposited with Laxton as security against our default on the payments under the leases. The impact to net income (loss) for our first quarter of fiscal year 2013, taking into account the surrender payment, the release of the ARO, and reversal of deferred rents was less than £0.1 million ($0.1 million USD in then current exchange rates).

NOTE 14—SUBSEQUENT EVENTS

On July 15, 2014, Learning Tree International, Inc.’s wholly owned subsidiary, Learning Tree International USA, Inc. (the “Seller”), entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) for the sale to 1831 Michael Faraday LLC (the “Purchaser”) of land, improvements, certain other related personal property and appurtenant real property comprising the Seller’s 1831 Michael Faraday Drive, Reston, Virginia property (the “Property”) for an aggregate purchase price of $10.2 million (the “Purchase Price”). Upon entering into the Purchase and Sale Agreement and pursuant to an Escrow Agreement dated July 15, 2014 (the “Escrow Agreement”), the Purchaser made an initial earnest money deposit of $100,000 with a nationally recognized third party escrow agent (the “Escrow Agent”) and will deposit an additional $150,000 of earnest money with the Escrow Agent not later than the completion of a 30 day inspection period ending August 14, 2014 (the “Inspection Period”). During the Inspection Period, the Purchaser has the right to terminate the Purchase and Sale Agreement for any or no reason and, upon such termination, is entitled to a full refund of the initial deposit. The remaining Purchase Price will be paid by the Purchaser to the Seller at closing. Subject to satisfaction of customary closing conditions, the closing is expected to occur on or before September 3, 2014 (the “Closing Date”). As the expected sale meets the criteria for an asset to be classified as held for sale, we have reclassified the Michael Faraday Drive property as Assets held for sale under Current Assets as of June 27, 2014.

In connection with the sale of the Property, the Purchaser agreed to lease back to the Seller, and the Seller agreed to lease from the Purchaser, the entire Property pursuant to the terms of a Deed of Lease (the “Lease”), which will be executed concurrently with the closing of the transaction as contemplated by the Purchase and Sale Agreement. A summary of the material terms of the Lease to be entered into between the Seller and the Purchaser is as follows:

● Term: Twelve (12) months commencing on the Closing Date.

● Renewal Term: Up to two (2) consecutive terms of six (6) months each.

● Base Rent: $42,500.00 per month, which amount is net of taxes, insurance and operating costs of the Property.

● Taxes, Insurance and Operating Expenses: Seller, as tenant, will be responsible for all taxes, insurance and operating expenses of the Property during the term of the Lease.

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

The risks included in our SEC filings are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except as otherwise required by law.

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

We also offer courses through Learning Tree AnyWare™, our web-based attendance platform that allows individuals located anywhere in the world to participate in live, instructor-led courses over the Internet. All of our North American Education Centers have become AnyWare™ enabled, and we currently have 52 stand-alone AnyWare™ Learning Centers strategically located in the United States (32), Canada (4), France (8) and the United Kingdom (8). Our AnyWare™ Learning Centers provide our customers with ready-to-go dual screen computers and high-speed Internet in a professional, optimized learning environment. With the availability of our AnyWare™ Learning Centers, participants can experience their course in a distraction-free setting (compared to if they were attending from their home or office) while eliminating the time and costs of traveling to the actual Education Center where their course is physically being taught. Learning Tree’s stand-alone AnyWare™ Learning Centers can support from two to six attendees and are typically located in short-term rental facilities, which give us the flexibility and ease to address changes in demand. AnyWare™ Learning Centers located within our existing Education Centers are able to accommodate up to 15 attendees.

We use a well-defined systematic approach to develop and update the Learning Tree course library to provide training that our course participants can immediately apply when they return to their work in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites. Learning Tree courses are recommended for either one or two semester hours of college credit by the American Council on Education. In the UK, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; we are a Registered Education Provider of the Project Management Institute; we are an APMG International Accredited Training Organization; we are an International Institute of Business Analysis (IIBA) Endorsed Education Provider, and we are a SFIA Foundation Accredited Training Partner.

None of our instructors are full time employees of Learning Tree; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms while working on development and management projects as independent consultants or full-time employees elsewhere when they are not teaching. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so over half of our course delivery costs are variable. On average, each of our expert instructors teaches about 10 courses per year on an “as needed” basis.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

 KEY METRICS OF OUR THIRD QUARTER AND NINE MONTHS OF FISCAL YEAR 2014

The following is an overview of our results of operations for our third quarter of fiscal year 2014 which ended June 27, 2014, compared to the same quarter of fiscal year 2013:

•	Revenues decreased to $28.8 million from $29.0 million.

•	Gross profit declined to 43.9% of revenues from 44.3% of revenues.

•	Operating expenses increased by $1.5 million. Operating expenses were 53.3% of revenues compared to 47.7% of revenues.

•	We had a loss from operations of $2.7 million compared to a loss from operations of $1.0 million.

•	Net loss totaled $2.7 million compared to net loss of $1.1 million.

 The following is an overview of our results of operations for the nine months ended June 27, 2014, compared to the equivalent period of fiscal year 2013:

•	Revenues decreased to $85.8 million from $89.2 million.

•	Gross profit declined to 42.7% of revenues from 46.8% of revenues.

•	Operating expenses decreased by $5.3 million. Operating expenses were 49.7% of revenues compared to 53.8% of revenues.

•	We had a loss from operations of $6.1 million compared to a loss from operations of $6.2 million.

•	Net loss totaled $6.6 million compared to net loss of $6.5 million.

RESULTS OF OPERATIONS

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal year 2013, each fiscal quarter has 13 weeks; however, fiscal year 2014 has 53 weeks, with 14, 12, 13 and 14 weeks in our first, second, third and fourth quarters, respectively. The three and nine months ended June 27, 2014 encompassed 13 and 39 weeks, respectively, the same as for the three and nine months ended June 28, 2013.

The following table summarizes our condensed consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended		Nine months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.1%	55.7%	57.3%	53.2%
Gross profit	43.9%	44.3%	42.7%	46.8%
Operating expenses:
Course development	6.8%	6.9%	6.7%	6.8%
Sales and marketing	21.9%	23.4%	21.7%	24.5%
General and administrative	24.6%	17.4%	21.3%	22.5%
Total operating expenses	53.3%	47.7%	49.7%	53.8%
Loss from operations	-9.4%	-3.4%	-7.0%	-7.0%
Other income (expense), net	0.1%	0.1%	-0.1%	0.3%
Loss before taxes	-9.3%	-3.3%	-7.1%	-6.7%
Income tax provision	0.2%	0.4%	0.6%	0.6%
Net loss	-9.5%	-3.7%	-7.7%	-7.3%

THREE AND NINE MONTHS ENDED JUNE 27, 2014 COMPARED WITH THE THREE AND NINE MONTHS ENDED JUNE 28, 2013

Revenues. Revenues of $28.8 million in our third quarter of fiscal year 2014 were 0.7% lower than revenues of $29.0 million in the same quarter of fiscal year 2013. The decrease in revenues primarily resulted from a 9.4% decrease in the number of our course participants as well as a small decrease in other revenues, primarily from room rental revenues which was partially offset by a 9.6% increase in average revenue per participant. The decrease in the number of participants compared to the same quarter of our prior year was primarily due to the elimination of participants attending in the prior year under a special, more-heavily discounted passport program, that started in our fourth quarter of fiscal 2012 and largely ended by June 30, 2013. The increase in average revenue per participant primarily resulted from the elimination of the discounted passport program and the favorable shift in mix to proportionally more higher priced courses at our education centers. Changes in foreign exchange rates increased our third quarter of fiscal year 2014 revenues by approximately 2.0% when compared to our third quarter of fiscal year 2013.

Revenues from customers who purchased courses according to our U.S. Government General Service Administration (“GSA”) contract schedules were $1.5 million higher for the calendar quarter ended June 30, 2014 compared to the same calendar quarter of fiscal year 2013. The calendar quarter normally will not match our fiscal quarters.

During our third quarter of fiscal year 2014, we trained 16,642 course participants, a 9.4% decrease from the 18,363 course participants we trained in our third quarter of fiscal year 2013.

During our third quarter of fiscal year 2014, we provided 60,336 attendee-days of training, 7.8% fewer than the 65,444 attendee-days of training we provided in the same quarter in fiscal year 2013. In our IT courses during our third quarter of fiscal year 2014, we provided 34,099 attendee-days of training, a 17.3% decrease from the 41,226 attendee-days in the corresponding period in fiscal year 2013. In our management courses during our third quarter of fiscal year 2014, we provided 26,237 attendee-days of training, an 8.3% increase from the 24,218 attendee-days in the corresponding period in fiscal year 2013.

Our revenues of $85.8 million during our first nine months of fiscal year 2014 were 3.8% lower than revenues of $89.2 million in the same period of fiscal year 2013. The decrease in revenues primarily resulted from a 9.6% decrease in the number of course participants partially offset by a 6.4% increase in average revenue per participant. The decrease in the number of course participants is primarily attributed to the elimination of the special, more-heavily discounted passport program, a decline in the demand for courses delivered onsite at client locations, and unusually harsh winter weather especially in the eastern United States where the majority of our North America education centers are located. The 6.4% increase in average revenue per participant largely resulted from the elimination of the more heavily discounted passport promotion that ran through June 30, 2013.

During our first nine months of fiscal year 2014, we trained 49,302 course participants, a 9.6% decrease from the 54,530 course participants we trained in our first nine months of fiscal year 2013.

During our first nine months of fiscal year 2014, we provided 175,451 attendee-days of training, 8.5% fewer than the 191,791 attendee-days in the same period in fiscal year 2013. In our IT courses during our first nine months of fiscal year 2014, we provided 102,926 attendee-days of training, a 13.4% decrease from the 118,814 attendee-days in the corresponding period in fiscal year 2013. In our management courses during our first nine months of fiscal year 2014, we provided 72,525 attendee-days of training, a 0.6% decrease from the 72,977 attendee-days in the corresponding period in fiscal year 2013.

 Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our third quarter of fiscal year 2014, we presented 1,338 events, a 5.1% decrease from 1,410 events during the same period in fiscal year 2013. Our cost of revenues for our third quarter of fiscal year 2014 was $16.1 million, or 56.1% of revenues, compared to $16.1 million, or 55.7% of revenues, in the same period in fiscal year 2013. Accordingly, our gross profit percentage for our third quarter of fiscal year 2014 was 43.9% compared to 44.3% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2014 primarily reflects a 10.3% increase in cost per participant that was partially offset by the 9.6% increase in revenue per participant. The increase in cost per participant is primarily the result of the apportionment of higher fixed costs related to our education centers over a lower participant base, an increase in our facility costs, and a 4.5% reduction in the average number of participants per event. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first nine months of fiscal year 2014, we presented 4,076 events, a 4.6% decrease from 4,274 events during the same period in fiscal year 2013. Our cost of revenues for our first nine months of fiscal year 2014 was $49.2 million, or 57.3% of revenues, compared to $47.4 million, or 53.2% of revenues, in the same period in fiscal year 2013. The change in cost of revenues as a percentage of revenues during our first nine months of fiscal year 2014 primarily reflects a 14.7% increase in the cost per participant partially offset by the 6.4% increase in revenue per participant. Accordingly, our gross profit percentage for our first nine months of fiscal year 2014 was 42.7% compared to 46.8% in the same period of the prior fiscal year.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our third quarter of fiscal year 2014, course development expenses were 6.8% of revenues, compared to 6.9% in our third quarter of fiscal year 2013. Overall spending on course development in our third quarter of fiscal year 2014 was $1.9 million.

Course development expense during our first nine months of fiscal year 2014 was $5.7 million, a decrease of $0.3 million compared to $6.0 million in the same period of fiscal year 2013.

In our third quarter of fiscal year 2014, we introduced six new IT course titles and one new management course title and retired two IT course titles. At the end of our third quarter of fiscal year 2014, our library of instructor-led courses numbered 181 titles compared with 185 titles at the end of the same quarter of fiscal year 2013. At the end of our third quarter of this fiscal year, we had 121 IT titles in our course library, compared to 122 IT titles as at the end of our third quarter of fiscal year 2013. Our library of management titles numbered 60 at the end of our third quarter of fiscal year 2014, compared to 63 at the end of the same quarter of fiscal year 2013.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our third quarter of fiscal year 2014 were 21.9% of revenues, compared to 23.4% in the same quarter of fiscal year 2013. Sales and marketing expenses were $6.3 million in our third quarter of fiscal year 2014, compared to $6.8 million during our third quarter of fiscal year 2013. The net decrease of $0.5 million was driven primarily by a $0.3 million reduction in direct mail marketing costs, and $0.2 million in reduced personnel expenses as a result of reduced staffing levels.

Sales and marketing expense during our first nine months of fiscal year 2014 was $18.6 million, a decrease of $3.3 million compared to $21.9 million in the same period of fiscal year 2013. The net decrease was due primarily to decreases in personnel expense of $1.4 million and decreases in direct marketing expenditures of $1.7 million.

General and Administrative Expenses. General and administrative expenses in our third quarter of fiscal year 2014 were 24.6% of revenues, compared with 17.4% for the same quarter in fiscal year 2013. General and administrative expenses during our third quarter of fiscal year 2014 were $7.1 million, an increase of $2.1 million compared to $5.0 million in our third quarter of fiscal year 2013. The increase was due primarily to several non-recurring expenses incurred in our third quarters of fiscal 2014 and 2013. In our third quarter of 2014, we increased by $0.5 million the restructuring charge for the closure of our Los Angeles office facility to reflect an adjustment to our estimate on the amount of sublease income we would receive during the remaining lease term. To date, we have been unable to sublet any of the space. In our third quarter of fiscal 2014, we also incurred a charge of $0.3 million for severance expense incurred in changing the management structure at one of our foreign subsidiaries. General and administrative expense in our third quarter of 2014 also included $0.3 million of increased personnel and consulting costs related to the upgrade of our information systems infrastructure. We anticipate this increase in our IT expense to continue into the future. General and administrative expenses for our third quarter of fiscal year 2013 was favorably impacted by the reversal of a $0.7 million reserve due to a favorable settlement of a labor dispute at one of our foreign subsidiaries.

 General and administrative expense during our first nine months of fiscal year 2014 was $18.3 million, a decrease of $1.7 million compared to $20.0 million in the same period of fiscal year 2013. The decrease was due primarily to recording $2.3 million of non-recurring expenses during our first nine months of fiscal 2013 for a restructuring charge related to the closure of our Los Angeles, CA offices and for costs incurred by a special committee of our Board of Directors related to a proposed acquisition of Learning Tree compared to non-recurring charges of $0.8 million during the first nine months of fiscal 2014.

Income (Loss) from Operations. Our loss from operations for our third quarter of fiscal year 2014 was $2.7 million compared to a loss from operations of $1.0 million for our third quarter of fiscal year 2013.

Our loss from operations for our first nine months of fiscal year 2014 was $6.1 million compared to a loss from operations of $6.2 million for our first nine months of fiscal year 2013.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our third quarters of fiscal year 2014 and 2013, other income totaled less than $0.1 million.

During our first nine months of fiscal year 2014 other expense totaled $0.1 million compared to other income of $0.2 million in our first nine months of fiscal year 2013.

          Income Taxes. Our income tax provision in our third quarter of fiscal year 2014 of $0.1 million is primarily related to the income tax expense of our foreign subsidiaries. Our income tax provision for our first nine months of fiscal year 2014 was $0.5 million.

Net Loss. Our net loss for our third quarter of fiscal year 2014 was $2.7million compared to net loss of $1.1 million for our third quarter of fiscal year 2013.

 Our net loss for our first nine months of fiscal year 2014 was $6.6 million compared to net loss of $6.5 million for our first nine months of fiscal year 2013.

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal year 2013, each fiscal quarter has 13 weeks; however fiscal year 2014 has 53 weeks, with 14, 12, 13 and 14 weeks in our first, second, third and fourth quarters, respectively. The three and nine months ended June 27, 2014 encompassed 13 weeks and 39 weeks, respectively, the same as for the three and nine months ended June 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 27, 2014 included cash and cash equivalents on hand of $21.6 million. During our first nine months of fiscal year 2014, our total cash and cash equivalents decreased by $5.0 million, primarily as a result of cash used in operations of $4.0 million and capital expenditures of $1.2 million.

At June 27, 2014, our net working capital (current assets minus current liabilities) was $2.5 million, a $0.8 million increase from our working capital balance of $1.7 million at September 27, 2013. Current assets increased $0.9 million during the nine month period, primarily due to a reclassification of our headquarters property to Assets held for sale and increased trade accounts receivable, partially offset by decreased cash balances. Current liabilities increased slightly by $0.1 million during the nine month period ended June 27, 2014, primarily due to increases in trade accounts payable and accrued expenses partially offset by decreases in deferred revenues.

Cash Flows. Our cash and cash equivalents decreased $5.0 million to $21.6 million at June 27, 2014 from $26.6 million at September 27, 2013.

	Nine months ended
(in thousands)	June 27, 2014	June 28, 2013	Net Change
Cash used in operating activities	$(3,993)	$(1,827)	$(2,166)
Cash (used in) provided by investing activities	(1,215)	4,032	(5,247)
Cash used in financing activities	(2)	(46)	44
Effects of exchange rate changes on cash and cash equivalents	218	(872)	1,090
Net (decrease) increase in cash and cash equivalents	$(4,992)	$1,287	$(6,279)

Cash used in operating activities of $4.0 million was $2.2 million higher in our first nine months of fiscal year 2014 compared to our first nine months of fiscal year 2013, primarily due to the return of $2.2 million of lease deposits, net of surrender charges related to the early termination of the lease for our London Education Center which occurred during the nine month period ended June 28, 2013. Cash (used in) provided by investing activities decreased by $5.2 million in our first nine months of fiscal year 2014 compared to our first nine months of fiscal 2013, due primarily to sales of available for sale securities of $6.1 million during our first nine months of fiscal 2013 partially offset by $0.9 million in lower capital spending.

Liquidity. We currently have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, cash flows from operations, and other financing available to us to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. In addition, as described in Note 14 above, we have executed a sales agreement to sell our headquarters property in Reston, Virginia, for $10.2 million and to lease it back for one year at a cost of $0.5 million. Pending an inspection period during which the buyer may withdraw from its obligation, this transaction is expected to close during our fourth quarter of fiscal 2014.

Capital Requirements. During the nine months ended June 27, 2014, we made capital expenditures of $1.2 million for the purchase of equipment, classroom furniture and classroom computer equipment worldwide. We plan to purchase less than $1.0 million in equipment and other capital assets during the remainder of fiscal year 2014. Our contractual obligations as of June 27, 2014 are consistent in material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” of our 2013 10-K as updated by Footnotes 6 and 14 of this Form 10-Q for our quarter ended June 27, 2014. With the planned sale of our headquarters building in Reston, Virginia, we are evaluating our real estate options to relocate the headquarters personnel to existing leased space at our Reston Education Center or to sublet the Reston Education Center space and move into new leased space. We anticipate that the capital expenses associated with the relocation of our office, and potentially also the relocation of our Reston education center, will be in the range of $2.0 million to $2.5 million.

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

FUTURE OUTLOOK

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. We have taken this into consideration in developing our forward-looking outlook for our fourth quarter of fiscal 2014. In addition, as explained earlier, our fourth quarter of fiscal year 2014 will have 14 weeks resulting in an extra revenue producing week as well as an extra week of expense.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of August 1, 2014 were to remain constant for the remainder of our fourth quarter we would expect foreign exchange rates to increase revenues in our fourth quarter of fiscal year 2014 by approximately 1.4% when compared to our same quarter of fiscal year 2013.

Course Weeks. As explained earlier, with fiscal year 2014 being a 53 week year, our forth quarter of fiscal year 2014 will have 14 weeks, resulting in an extra revenue producing week as well as an extra week of expense. Fiscal year 2015 reverts back to our normal 52 week year. While each quarter of fiscal year 2015 will have 13 weeks of expense, due to the timing of holidays, the first quarter of fiscal year 2015 will have just 10 revenue producing weeks, compared to 11 weeks for the first quarter of fiscal year 2014.

Fourth Quarter Revenues. We currently expect revenues for our fourth quarter of fiscal year 2014 of between $29.5 million and $31.5 million, compared to revenues of $27.6 million in our fourth quarter of fiscal year 2013.

Fourth Quarter Gross Profit. We expect a gross profit percentage in our fourth quarter of fiscal year 2014 of between 43.6% and 44.0%, compared to 43.6% in our fourth quarter of fiscal year 2013.

Fourth Quarter Operating Expenses. We expect overall operating expenses for our fourth quarter of fiscal year 2014 to be between $14.5 million and $15.3 million, compared to $14.0 million in our fourth quarter of fiscal year 2013.

Fourth Quarter Loss from Operations. As a result of the above factors, we expect to incur a fourth quarter operating loss of between $0.7 million and $2.4 million, compared with an operating loss of $2.0 million in our fourth quarter of fiscal year 2013.

Fourth Quarter Other Income (Expense), Net. We expect our other expense to be less than $0.1 million in our fourth quarter of fiscal year 2014, compared to other expense of less than $0.1 million in our fourth quarter of fiscal year 2013.

Fourth Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our fourth quarter of fiscal year 2014 of between $0.7 million and $2.5 million, compared with a pre-tax loss of $2.3 million in our fourth quarter of fiscal year 2013.

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

As of June 27, 2014, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors as previously disclosed under Part I, Item 1A of the 2013 10-K. The risks described in the 2013 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

Not Applicable.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.1	Lease Agreement - Vasakronan	Filed herewith

10.2	Sale and Purchase Agreement for Michael Faraday Property	Filed herewith

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2014

LEARNING TREE INTERNATIONAL, INC.

By: /s/ David C. Collins, Ph.D.
David C. Collins, Ph.D.
Chief Executive Officer (Principal Executive Officer)

By: /s/ David W. Asai
David W. Asai
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Document Description	Incorporation by Reference

10.1	Lease Agreement - Vasakronan	Filed herewith

10.2	Sale and Purchase Agreement for Michael Faraday Property	Filed herewith

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.