Form 10-K
period 2014-10-03
LEARNING TREE INTERNATIONAL, INC.
filed 2014-12-18
CIK 1002037

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of March 28, 2014 was $18,381,015. (Excludes 7,566,842 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates)

The number of shares of common stock, $.0001 par value, outstanding as of December 01, 2014, was 13,222,539.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report” or “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended(“Exchange Act”). You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

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

SPECIAL NOTE REGARDING CLASSIFICATION AS A SMALLER REPORTING COMPANY

Our Form 10-K for our fiscal year ended October 3, 2014 has been prepared following the Securities and Exchange Commission (“SEC”) guidelines for a smaller reporting company as defined by 229.10 (Item 10) of Regulation S-K. The rules and guidelines for a smaller reporting company allow a company to reduce the amount of historical disclosure required. As such, certain disclosures present in prior years’ reports have been omitted from this Form 10-K as Not Applicable or shortened to only show the current and prior year comparisons.

PART I

Item  1.            BUSINESS.

As used in this Report (unless the context otherwise requires) “Learning Tree”, “we”, “our”, and “us” refer to Learning Tree International, Inc. and its subsidiaries.

Overview

Learning Tree International, Inc. is a leading worldwide vendor-independent provider to business and government organizations for the training and education of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality training to over 2.3 million IT professionals and managers. In fiscal year 2014, while presenting courses in 46 countries, we trained 68,909 course participants from more than 7,700 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad proprietary library of intensive instructor-led courses from one to five days in length, which at October 3, 2014 comprised 179 different course titles representing 4,080 hours of training, including 117 IT course titles and 62 management course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

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

Based on their sophistication and quality, Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an International Institute of Business Analysis (“IIBA”) Endorsed Education Provider; and a SFIA Foundation Accredited Training Partner.

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

Commitment to Quality Training. For the past 40 years, we have set the highest standards of excellence in educating and training IT professionals and managers throughout the world. We believe these standards have driven our long-term success. Our course participants have consistently rated Learning Tree instructors and courses at the top end of the scale. These ratings reflect our ongoing commitment to quality and innovations in instructional delivery, including our patented MagnaLearn™ Instructional Enhancement System, AdaptaLearn™ Hands-On Learning System, After-Course Instructor Coaching, Computing Sandbox for Practice and Experiments, as well as the latest up-to-date hands-on course equipment, continuing revision and updating of our course materials, and the ongoing training and coaching of our already superb instructors. Our AnyWare™ e-Learning platform extends the full range of Learning Tree features and standards to our online participants, so that they enjoy the same results as our in-class participants.

High Quality Instructor Team. At October 3, 2014, we had 625 course instructors located around the world. Learning Tree instructors are practicing professionals with expert subject knowledge. Our average instructor has over 25 years of “hands-on, real world” experience in the fields that they teach. Learning Tree instructors teach an average of approximately 10 course events per year on an “as-needed” basis. During the rest of the year, they work for other organizations either as full-time employees or as independent technical or management consultants. This “on-demand” structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to our customers’ needs for IT and management skills training. Our course participants particularly benefit because Learning Tree instructors generally spend the majority of their time working in industry settings, and therefore provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments. Our instructors also provide us with unique access to a large pool of industry experts on IT and management trends throughout the world that is especially valuable in our decisions and development process for new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a highly systemized process in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal as evidenced by our annual instructor retention rate of over 90%.

Broad Proprietary Course Library. We offer a broad, proprietary course library which at October 3, 2014 totaled 179 instructor-led one- to five-day course titles comprising a total of 4,080 hours of classroom instruction covering a wide range of IT and management topics.

The following table itemizes the number of Learning Tree course titles by curriculum at October 3, 2014:

Curriculum	Number of Course Titles	Total Hours of Training
Windows Systems	16	396
SharePoint	13	306
SQL Server	13	300
ITIL and COBIT Certifications	12	276
Project Management	12	270
Software Development and Agile with Scrum	12	240
Cyber Security	11	276
.NET/Visual Studio	10	240
Oracle Databases	9	240
Communication and Time Management	9	174
Java, Perl and Python Programming	8	192
Cloud Computing and Big Data	8	174
Management and Leadership	8	156
Networking and Virtualization	7	174
Web Development and XML	7	156
Business Analysis	7	150
Microsoft Office	7	132
UNIX and Linux	6	138
Mobile App Development	4	90
Total	179	4,080

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

As of October 3, 2014, we offered 117 titles in our IT curriculum, representing 65% of our entire course library. This compares to 123 titles or 67% of our entire course library, at the end of fiscal year 2013. As of October 3, 2014, we offered 62 titles in our management curriculum, representing 35% of our course library, compared to 60 titles, or 33% of our entire course library, at the end of fiscal year 2013. To assist participants in their long-term professional development, we offer Learning Tree Specialist and Expert Certifications in 25 different disciplines in which participants earn their Learning Tree-issued certification by successfully completing either two or three specific Learning Tree courses in a particular field, and demonstrating mastery by passing the certification examination associated with the specific courses. Expert Certification also requires the successful completion of an in-depth, hands-on assessment exam.

Over our 40-year history, we have developed and implemented a well-defined, systematic approach for rapidly developing, customizing and updating courses in the Learning Tree library and for translating our course content into multiple languages. We organize courses into curricula that reflect general topics or disciplines. We continuously update our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of our customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2014, we introduced 22 new course titles and retired 26 titles. We expect course development costs to vary in the future, primarily depending on the number of new titles we introduce in any period, as well as the overall size of the total course library we must maintain.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world, and by making our advertised course titles available online through Learning Tree AnyWare™. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses on demand at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 625 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver our Learning Tree courses both domestically and internationally.

In fiscal year 2014, we presented 5,536 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 46 countries. We currently operate wholly-owned subsidiaries in the United States (since 1974), France (since 1977), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. As in most years, in fiscal year 2014 our foreign operations produced approximately half of our revenues. See Note 9 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. On an on-going basis, we evaluate the advisability of expansion or contraction of our operations both within cities and countries with existing Learning Tree Education Centers and in new cities or countries. As a result, on November 5, 2014 we announced that we are seeking a strategic transaction involving our French subsidiary, Learning Tree International SA, which transaction may include the sale of the French company or its business. There is no assurance that we will consummate any such transaction.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, medium-sized companies and government organizations throughout the world, and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Our customers operate in a wide range of sectors, including finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Of our 100 largest clients in fiscal year 2009, 97 were still our clients five years later in fiscal year 2014. In fiscal year 2014, we provided training to 68,909 course participants, and over 150 of our corporate and government customers purchased more than $100,000 of Learning Tree training. No one commercial customer or government agency accounted for 10% or more of our revenues in fiscal year 2014.

Backlog. Our sales backlog at October 3, 2014 was $24.1 million. This compares to a sales backlog of $26.2 million at September 27, 2013. We reasonably expect the entire backlog to be executed within fiscal year 2015.

Multi-Tiered Sales and Marketing Organization. We have a multi-tiered sales and marketing organization that integrates direct mail, electronic marketing, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers.

As we have since our inception, we maintain a strong brand image for providing high-quality training for IT professionals and managers through the prominent use of our trademarks in our marketing and course materials. We market our courses primarily through direct mail and electronic mail to our proprietary database of approximately 3 million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses, and we also use direct mail to reach other IT professionals and managers on rented mailing lists. We send targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. We also market our products and services over the Internet on our website (www.learningtree.com). Information contained on our website is not part of this Form 10-K.

At October 3, 2014, our telemarketing sales team consisted of 90 telemarketers and related support staff. Our telemarketers call customer leads generated from direct mailings, e-mail marketing, website inquiries and other sales and marketing programs. In addition, our sales team follows up on customer inquiries, and works to identify key personnel at customers with the potential to become major customers. We use advanced business intelligence techniques to identify regions of our database that are profitable to mail, email and/or call, and those that are not.

At October 3, 2014, we employed a field sales team of 42 direct field sales representatives and related support staff. Our direct sales force primarily focuses on selling training that is delivered on-site for our customers at their locations.

To encourage repeat purchases from existing customers, we have introduced My Learning Tree for attendees and managers of attendees. Learning Tree customers are provided with their own ‘My Learning Tree’ account, which attendees and their managers can use to access a growing list of unique benefits. We also offer multiple-course discount programs—Learning Tree “Training Passports” and Learning Tree “Training Vouchers”—and provide the Specialist and Expert Certification Programs described earlier. We believe that in addition to generating revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree courses to their colleagues.

Learning Tree Training Passports permit an individual Passport holder to attend up to a specified number of courses, generally two, three or four, during a one- to two-year period. List prices for Passports are significantly discounted from the list price of the equivalent number of individual courses. During fiscal year 2012, we re-introduced for a limited time an unlimited Passport that allowed an individual to attend as many courses as they wanted by June 30, 2013. This unlimited Passport program ended on June 30, 2013. The Learning Tree Training Voucher program allows corporate customers to buy Vouchers in quantities from three to hundreds at volume-discounted prices, for future courses to be taken by any person in the customer organization generally over a twelve-month period.

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

We believe that many competitive third-party training providers—whether in IT or management—are smaller organizations that often provide training as one of several services or product lines. We differentiate ourselves from these providers based on our experience over four decades, the breadth and quality of our proprietary course library, our worldwide delivery capability, and the size, quality and experience of our instructor force.

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

Our customers are widely diversified across industries and geographies, with varying fiscal years including many whose fiscal years coincide with the United States government’s September 30 budget year, many who are on the calendar year, and many whose fiscal years coincide with the United Kingdom and Canadian governments’ March 31 budget year. We also see seasonal variations in our business as a result of other factors, including summer vacations, especially in Europe.

E-Learning and Blended Learning. IT and management training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Independent industry reports state that, consistent with the prior ten years, for the 2014 State of the Industry report, instructor-led classroom delivery continued to be the most widely used method for delivery of corporate training, with approximately 70% of all training being instructor-led. We believe this is because instructor-led training provides the greatest focus and ability for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem-solving with their instructor and fellow participants, and the opportunity to get expert advice on the application of the course material to their own projects. Furthermore, instructor-led classroom training insulates course participants from workplace interruptions and accelerates their learning of new technologies. However, the use of technology-based IT training formats, such as Internet-based e-learning, has gained acceptance in the IT and management training and education market, largely gaining market share at the expense of other self-study formats including video and printed materials. Remote delivery of live instructor-led training courses now accounts for approximately 21% of all instructor-led courses.

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

As of October 3, 2014, we had a total of 61 Learning Tree AnyWare™ Learning Centers, including 36 stand-alone AnyWare™ Learning Centers in strategic locations in North America, eight in the United Kingdom, eight in France and two in Sweden, and another seven located within our North American Education Centers. These AnyWare™ Learning Centers provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for equipment, communication, Internet connectivity speed, and learning environment, at a location near to where they live or work, eliminating any added travel costs to attend a course at one of our education centers. Our typical stand-alone Learning Tree AnyWare™ Learning Center has the capacity to handle three to five attendees per day. They are typically located in short term rental facilities that allow us to more easily address changes in demand. The AnyWare™ Learning Centers located within our existing North American Education Centers have the capacity to handle eight attendees each with some able to accommodate up to 15 attendees.

Employees

Our executive officers have extensive experience in the training and education industry with an average of over 19 years of experience with us and over 25 years of relevant industry experience.

On October 3, 2014, we had a total of 381 full-time equivalent employees, 147 of whom were employed outside the United States. We also utilized the services of 625 expert instructors to teach our courses on an “as-needed” basis. We consider our relations with our employees and our instructors to be good.

Intellectual Property Rights

Our course development process and course titles are proprietary, and we rely on a combination of copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect those proprietary rights.

“LEARNING TREE”, “LEARNING TREE INTERNATIONAL”, the Learning Tree “Tree Design” logo, “LEARNING TREE INTERNATIONAL” and Design, “LEARNING TREE PROFESSIONAL CERTIFICATION” and Design, “LEARNING TREE ANYWARE BE THERE WITH ANYWARE” and Design, “LEARNING TREE ANYWARE”, “ANYWARE”, “ANYWARE” and Design, “ANYWARE LEARNING CENTER”, “ANWARE LIVE”, “ANYWARE LIVE” and Design, “LEARNING TREE ANYWARE ENTERPRISE”, “LEARNING TREE ANYWARE ENTERPRISE” and Design, and “LEARNING TREE ANYWARE YOUR EXPERTISE DELIVERED ANYWHERE!” and Design, “BE THERE! …WITH ANYWARE”, “EDUCATION IS OUR BUSINESS”, “EDUCATION YOU CAN TRUST”, “WE BRING EDUCATION TO LIFE”, “PRODUCTIVITY THROUGH EDUCATION”, “REALITYPLUS” and Design, “REALITYPLUS MANAGEMENT EDUCATION FOR THE REAL WORLD”, “TRAINING PASSPORT”, “TRAINING ADVANTAGE”, “ALUMNI GOLD”, “TRAINING YOU CAN TRUST”, “WE BRING LEARNING TO LIFE”, “WWW.LEARNINGTREE.COM”, “MAGNALEARN”, “VENDOR INDEPENDENT TRAINING YOU CAN TRUST”, “ADAPTALEARN”, “ADAPTALEARN” and Design, “MY GOLD CLUB” and Design, “MY LEARNING TREE”, “MY LEARNING TREE” and Design, “LIVELINKED”, “LIVELINKED” and Design, “LIVELINKED CLASSROOM”, “LIVELINKED CLASSROOM” and Design, “LEARNING TREE UNIVERSITY CONSORTIUM” and Design, “ON-SITE COURSES” and Design, “800-LRN-TREE”, “800-THE-TREE” and LEARNING TREE LEAP SYSTEM are among our trademarks and service marks. In addition to our trademarks and service marks, this Form 10-K also contains trademarks and trade names of other companies.

We own the copyright to all course materials we develop. Our copyrighted course materials are a significant differentiator of our services from those of our competitors.

Our MagnaLearn® Instructional Enhancement System is covered by patents in the United States and a number of foreign countries. The MagnaLearn® system gives Learning Tree instructors greater flexibility to customize and pace course presentations by allowing them to annotate, highlight and manipulate course materials on two independent projection screens, in real time. The system also provides automated feedback to our course development resources, allowing constant improvement of courses and the ability to consistently update courses immediately on a world-wide basis.

We have applied for patent protection related to our Learning Tree AnyWare® live online learning platform.

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

Available Information

We make available free of charge on our website (www.learningtree.com), our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. Information contained on our website is not part of this Form 10-K. Our 10-K may also be obtained free of charge by written request to the Chief Financial Officer, Learning Tree International, Inc., 1831 Michael Faraday Dr., Reston, VA 20190. Members of the public may read and copy any document that Learning Tree files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that issuers, including Learning Tree, file electronically with the SEC.

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

Future Sales of Our Common Stock. Sales of our common stock by our founders, officers, directors and employees could adversely and unpredictably affect the price of shares of our common stock. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 13,222,539 shares of common stock outstanding as of December 1, 2014, as of that date, we are authorized to issue up to 201,810 shares of common stock upon the exercise of outstanding options and vesting of restricted stock units, and an additional 631,850 shares of common stock remained available for issuance of equity awards under our 2007 Equity Incentive Plan. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.

If we fail to maintain compliance with the continued listing requirements of the NASDAQ Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on The NASDAQ Global Market and we received a notice from The NASDAQ Stock Market LLC (“NASDAQ”) on August 13, 2014, that we were not in compliance with Rule 5450 of the Nasdaq Listing Rules. Rule 5450 requires a listed company to maintain a minimum of $10,000,000 in stockholders’ equity for its continued listing on The NASDAQ Global Market. We reported stockholders’ equity of $9,649,000 in our quarterly report on Form 10-Q for the period ended June 27, 2014.

On September 3, 2014, our wholly-owned subsidiary, Learning Tree International USA, Inc., closed the previously announced sale of land, improvements, certain other related personal property and appurtenant real property comprising our 1831 Michael Faraday Drive, Reston, Virginia property for an aggregate purchase price of $10.2 million. Primarily as a result of this transaction, our stockholders’ equity as of October 3, 2014 was approximately $15.8 million. As a result, we believe that we are compliant with NASDAQ’s minimum stockholders’ equity requirement in Rule 5450.

On September 26, 2014, we submitted to NASDAQ our plan to regain compliance with the minimum stockholders’ equity requirement. On October 8, 2014, NASDAQ granted us an extension to regain compliance with the stockholders’ equity requirement until January 16, 2015. We are required to evidence compliance with the stockholders’ equity requirement in Rule 5450. To regain compliance, we have included in this filing on Form 10-K the information and statements required of us by NASDAQ. Although we believe that we have complied with all requirements to regain compliance under Rule 5450, there is no assurance this will occur.

If we fail to maintain compliance with the continued listing requirements of The NASDAQ Global Market, our common stock may be delisted in the future. A delisting of our common stock from The NASDAQ Global Market could substantially further reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

        Limited Liquidity

We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, cash flows from operations, and other financing available to us to finance our operating cash needs.

Due to the absence of any outstanding debt or line-of-credit agreement to provide liquidity, any adverse impact on our operating results could impact our cash flows from operations and our ability to meet our operating cash needs. This would likely have a material adverse impact on our stock price.

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

Use of Accounting Estimates. The preparation of our financial statements in conformity with Accounting Principles Generally Accepted in the United States requires us to make estimates and assumptions in calculating our financial results. As one example, we currently offer our customers a multiple-course sales discount referred to as a Training Passport, which allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a one- to two-year period for a fixed price. For a Training Passport, the amount of revenue we recognize for each attendance in one of our courses is based upon the selling price of the Training Passport, the list price of the course taken, the average list price of all courses taken, and our estimate of the average number of courses a Passport holder will actually attend. After expiration of a Training Passport, we record the difference, if any, between the revenue previously recognized and the Training Passport selling price. We base our estimate of the average number of course events that a Training Passport holder will attend on historical trends. However, these historical trends may not accurately predict the actual number of course events that a Training Passport holder will attend in the future. If average Training Passport attendance rates were to increase, for example, we would have to make negative adjustments to our revenue, which could be significant. For a summary of some of our key accounting estimates, please see our “Critical Accounting Estimates and Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may not be able to fully utilize our deferred tax assets and changes in our tax rates or exposure to additional tax liabilities could adversely affect our financial position. In fiscal year 2012, we established a valuation allowance against our deferred tax assets in the United States and France due to current year and projected future pre-tax book losses. We continued to maintain this valuation allowance throughout fiscal years 2013 and 2014. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part, primarily with respect to projected taxable income. The estimate of future taxable income can never be predicted with certainty. It is derived from budgets and strategic business plans but is dependent on numerous factors, some of which are beyond our control. Substantial variance of actual results from estimated future taxable profits, or changes in our estimate of future taxable profits, could lead to changes in deferred tax assets being realizable, and would require a corresponding adjustment to the valuation allowance. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions, decisions on repatriation of foreign earnings, and changes to our valuation allowance in future periods. As a result, we may not be able to use the full amount of our deferred tax assets and may be exposed to elevated tax rates or additional tax liabilities, which could adversely affect our financial position.

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

Other Risks Associated with International Operations. Additionally, our results of operations may be adversely affected by other international risks, such as:

•	difficulties in translating our courses into foreign languages;

•	international political and economic conditions;

•	changes in and/or compliance with government regulation in various countries;

•	trade barriers;

•	difficulty in staffing our foreign offices, and in training and retaining foreign instructors;

•	adverse income tax and transfer pricing consequences; and

•	potential costs associated with expansion into new territories or withdrawing from a territory.

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

Risks Associated with Laws and Regulations

Changes to laws and regulations can affect our operations and may limit our ability to operate in certain states and foreign jurisdictions or adversely impact our operating results.

Providers of educational programs to the public must comply with many laws and regulations of Federal, state and international governments. Generally, we are exempt from this type of regulation because we contract with the employer of the participants in our courses, and we do not participate in any Federal, state or foreign student aid or loan programs. However, changes to state and foreign laws and regulations targeting educational providers could affect our operations in the future and could limit our ability to obtain authorization to operate in certain states. If we were found in violation of a state’s or foreign jurisdiction’s current or future licensing or regulatory requirements, then we could be subject to civil or criminal sanctions, including monetary penalties, and we could also be barred from providing educational services in that state or foreign jurisdiction. In addition, laws and regulatory decisions in many areas other than education could also adversely affect our operations. Complying with current or future legal requirements could have a material adverse effect on our operating results and stock price.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

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

As of December 1, 2014, our executive officers and directors collectively beneficially own approximately 57.2% of our outstanding shares of common stock. As of that date, Dr. Collins, our Chairman of the Board of Directors and Chief Executive Officer, beneficially owned (including shares owned with his wife, Mary Collins, a director of the Company) approximately 31.7% of our outstanding shares of common stock. Eric Garen, our Vice Chairman of the Board of Directors, beneficially owned approximately 25.0% of our outstanding shares of common stock as of December 1, 2014. Other officers and directors owned approximately 0.6% of our outstanding shares of common stock as of December 1, 2014. Consequently, senior personnel, and Mr. Garen, Dr. Collins and Mary Collins in particular, have significant influence over, and may control our policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

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

United States government enactment of sequestration and inability to agree on a federal budget has adversely impacted our operations and financial results. We believe the implementation by the U.S. federal government of the automatic spending cuts commonly referred to as “Sequestration” had a significant negative impact on our North American operations as our government customers faced uncertainty over whether the amount of funds allotted for training was actually available. This uncertainty led to lower enrollments and cancellation of existing enrollments from the government sector and to some degree from those of our commercial customers that rely heavily on government contracts.

United States government action or inaction with respect to the continuing budget deficit could adversely impact our operations and financial results. The inability of the United States Congress to enact a budget for the current fiscal year, another sequestration, and or another shutdown of the United States Government could adversely impact demand for our services by limiting the funding available to many of our customers, particularly those in the government sector. Various entities of the United States government and United States government contractors, on a combined basis, account for more than fifteen percent of our business. Implementation of major legislative reductions to the federal budget could reduce, delay or cancel funding used by our government and government contractor customers to purchase our services, which would have a material adverse impact on our operations and financial results.

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

Certain provisions of our Restated Certificate of Incorporation, as amended, our Bylaws, as amended, and Delaware law could, together or separately, discourage, delay or prevent a third party from acquiring us, even if doing so might benefit our stockholders. These provisions may also affect the price investors would receive for their shares of our common stock. Some examples of these provisions in our Restated Certificate of Incorporation, as amended, and Bylaws, as amended, are:

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

Item  1B.        UNRESOLVED STAFF COMMENTS.

None.

Item 2.            PROPERTIES.

Our corporate headquarters are located at 1831 Michael Faraday Dr., Reston, Virginia 20190. In September 2014, we sold and leased back this property, which is a 38,500 square foot office facility that we currently use for our corporate headquarters, as well as the sales, administrative and operations groups of our United States subsidiary. The lease for our corporate headquarters is for a one year term from September 3, 2014 to September 2, 2015 with two additional six month extensions available. We are currently evaluating our real estate options to relocate the headquarters personnel to existing leased space at our Reston Education Center or to sublet the Reston Education Center space and move into new leased space. We lease all of our other offices and education center classroom facilities. The other leases expire at various dates over the next eight years.

We believe that our facilities are adequate and suitable for our needs. In general, at current attendee levels, we have excess capacity at most of our education centers. We have been seeking to deal with excess capacity by reducing the size of some of our facilities and by renting excess classrooms. In June 2014 we extended our lease in Ottawa, CN for five years, but reduced our space from 20,006 sq. ft. to 13,742 sq. ft. while still maintain the same number of classrooms. In Sweden, we will move to new space beginning in January 2015 that is 9,741 sq. ft. smaller than our existing space of 21,151 sq. ft. and will accommodate seven classrooms and our offices.

We present our classroom courses at Learning Tree Education Centers in Chicago, Los Angeles, New York City, the Washington, D.C. area (three locations), Ottawa, Toronto, London, Paris, Stockholm, and Tokyo as well as in other rented facilities in those and other cities worldwide as well as at our clients’ facilities.

The following table contains certain information regarding Learning Tree Education Centers and offices at October 3, 2014:

Location		Number of	Total Area in
(Metropolitan Area)	Function(s)	Classrooms	Square Feet
Chicago, IL	Education Center	5	11,017
Los Angeles, CA	Education Center	5	9,889	(a)
Los Angeles, CA	Office	0	12,808	(a)
New York, NY	Education Center	19	41,724
Washington, DC area	Education Centers (3 sites)	35	84,501
Reston, VA	Offices (3 sites)	0	45,959	(b)
Paris, France	Education Center & Office	19	36,813	(c)
London, England	Education Center	27	42,707
Leatherhead, England	Office	0	23,056	(d)
Ottawa, Canada	Education Center & Office	6	13,742
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	9	21,151	(e)
Tokyo, Japan	Education Center & Office	1	2,683
		136	363,257

(a)	In September 2012, we anounced our intention to close this facility and are in the process of subleasing the property.
The office facility located in Los Angeles, CA is closed. The education center located in the same building remains available for use until such date the space is sublet or the lease ends. The lease ends in April 2016.
(b)	Includes a 38,500 square foot office facility that we sold in September 2014 and leased back for one year.
(c)	The current lease for the Paris Education Center and Office will end on June 30, 2015. We are currently evaluating options for new space.
(d)	Excludes 3,000 square feet that we sublease to a single subtenant. The Sublease ends in March 2016.
(e)	In January 2015, we will move to a new location having seven classrooms and offices totaling 11,410 sq. ft.

Item  3.            LEGAL PROCEEDINGS.

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

Price Range of Common Stock

Our common stock trades on the NASDAQ Stock Market under the symbol “LTRE.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock on the NASDAQ Stock Market:

Fiscal Year 2013
First Quarter	$5.77	$5.10
Second Quarter	5.44	3.36
Third Quarter	3.89	3.00
Fourth Quarter	4.29	3.05

Fiscal Year 2014
First Quarter	$3.93	$2.71
Second Quarter	3.35	2.89
Third Quarter	3.25	2.28
Fourth Quarter	2.68	2.13

As of December 1, 2014, the number of holders of our Common Stock was 683, consisting of 49 record holders and 634 stockholders whose stock is held by a bank, broker or other nominee.

Dividends

We did not pay any dividends in fiscal year 2014 or fiscal year 2013. We have no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on our financial condition and other factors that our Board of Directors may in the future consider to be relevant.

Sales of Unregistered Securities

During the 2014 fiscal year, we did not make any unregistered sales of our securities.

Purchases of Equity Securities

On May 8, 2012, we announced that our Board of Directors amended our share repurchase program to authorize an additional $4.5 million for the repurchase of our common stock, par value $0.0001 per share. As of October 3, 2014, there was approximately $2.9 million available for share repurchases under the program. Under the share repurchase program, we may acquire shares of our common stock in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations, but have no commitment to do so. We did not repurchase any shares during fiscal year 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of October 3, 2014 regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	200,000	$3.85	631,850
Equity compensation plan not approved by security holders	0	0.00	0
Total	200,000	$3.85	631,850

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

OVERVIEW

Nature of the Business. Learning Tree International is a leading worldwide vendor-independent provider of training and education to business and government organizations for their IT professionals and managers. Since our founding in 1974, we have provided high-quality training to over 2.3 million IT professionals and managers. In fiscal year 2014, while presenting courses in 46 countries, we trained 68,909 course participants from more than 7,700 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad proprietary library of intensive instructor-led courses from one to five days in length, which, as of October 3, 2014, consisted of 179 different course titles representing 4,080 hours of training, including 117 IT course titles and 62 management course titles. Learning Tree courses provide both breadth and depth of education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

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

We design our own vendor-independent IT courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. All Learning Tree courses are highly interactive and incorporate extensive hands-on exercises or case study workshops. Our IT courses are designed around highly practical hands-on exercises that provide participants with extensive in-class experience mastering the tools and techniques they can apply immediately upon returning to their jobs. Similarly, many of our management courses utilize our innovative proprietary learning methodology that provides an environment in which course participants learn entirely by doing through extensive multi-media simulations. Throughout these courses, participants gain extensive experience applying new management skills in life-like, challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, course participants can achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplaces.

We had 625 instructors as of October 3, 2014, who are practicing professionals with expert subject knowledge, and who average over 25 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 10 course events per year on an “as-needed” basis. When they are not teaching, Learning Tree instructors use and hone their IT and management skills either as full-time employees for other companies or as independent consultants.

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

As we have for the past 40 years, we continue to emphasize excellence in educating and training IT professionals and managers from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that our proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. Of our 100 largest clients in fiscal year 2009, 97 were still our clients five years later in fiscal year 2014. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	September 27, 2013	October 3, 2014
Revenues	100.0%	100.0%
Cost of revenues	53.9	56.3
Gross profit	46.1	43.7
Operating expenses:
Course development	6.7	6.5
Sales and marketing	24.5	21.6
General and administrative	21.9	20.6
Total operating expenses	53.1	48.7
Loss from operations before other operating items	(7.0)	(5.0)
Other operating items	0.0	5.4
Income (loss) from operations	(7.0)	0.4
Other income (expense), net	(0.1)	(0.1)
Income (loss) before provision for income taxes	(7.1)	0.3
Provision for income taxes	0.4	0.3
Net income (loss)	(7.5)%	0.0%

FISCAL YEAR 2014 COMPARED WITH FISCAL YEAR 2013

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2013 ended on September 27, 2013 and our fiscal year 2014 ended on October 3, 2014. Our fiscal year 2013 consisted of 52 weeks, while our fiscal year 2014 consisted of 53 weeks.

In fiscal year 2014, our world-wide revenues increased to $118.2 million from $116.8 million in fiscal year 2013. Loss from operations was $(5.9) million in fiscal year 2014 compared to $(8.2) million in fiscal year 2013. Net income for fiscal year 2014 was less than $0.1 million compared to a net loss of $(8.7) million in fiscal year 2013.

Revenues. Our fiscal year 2014 revenues increased by 1.2% compared to fiscal year 2013. The increase in revenues primarily resulted from a 4.8% increase in average revenue per participant, partially offset by a 3.4% decrease in the number of course participants. The increase in average revenue per participant primarily resulted from the factors described below, as well as changes in foreign exchange rates that favorably impacted revenues by 0.7% when compared to the prior year.

Revenues in North America of $70.6 million in fiscal 2014 increased 1.1% compared to $69.8 million in fiscal year 2013. For North America operations, average revenue per participant increased 4.3% while the number of participants decreased 3.1% year over year. The increase in average revenue per participant and the decrease in participants in North America year over year were primarily the result of the elimination of participants attending under a special, more-heavily discounted passport program, which started in our fourth quarter of fiscal 2012 and largely ended June 30, 2013. Revenues from the government and government contractors that purchased courses under our government contract schedules totaled $22.8 million for fiscal year 2014 compared to $19.7 million for fiscal year 2013.

Revenues from our European operations increased 1.1% to $45.4 million in fiscal year 2014 from $45.0 million in fiscal year 2013. Changes in exchange rates positively impacted year over year European revenues by $1.8 million or 4.0% of European revenues. For European operations, average revenue per participant increased 6.0% and the number of participants decreased 4.7%. The increase in the average revenue per participant primarily resulted from the positive impact of exchange rates, an increase in our average list price and reduced special program discounts.

During fiscal year 2014, we provided 244,055 attendee-days of training worldwide, a decrease of 2.9% from 251,295 attendee-days in fiscal year 2013. In our IT courses during fiscal year 2014, we provided 146,117 attendee-days of IT training worldwide, a 4.7% decrease from 153,299 attendee-days in fiscal year 2013. In our management courses in fiscal year 2014, we provided 97,938 attendee-days of training worldwide, a 0.1% decrease from 97,996 attendee-days in fiscal year 2013.

Cost of Revenues. Our cost of revenues primarily includes the variable costs of course instructors and their travel expenses, course materials, refreshments and freight, and the fixed costs of course equipment and classroom facilities. During fiscal year 2014, we presented 5,536 events, 0.3% less than the 5,555 events during fiscal year 2013. The average number of participants per event declined to 12.4 in fiscal year 2014 from 12.8 in fiscal year 2013. Our cost of revenues for fiscal year 2014 increased to $66.6 million from $63.0 million in fiscal year 2013. Our cost of revenues as a percentage of our revenues increased to 56.3% for fiscal year 2014 from 53.9% in fiscal year 2013.

The increase in cost of revenues as a percentage of revenues in fiscal year 2014 primarily reflects a 9.3% increase in average cost per participant that was partially offset by the 4.8% increase in average revenue per participant. The increase in our cost per participant was primarily the result of the apportionment of fixed costs related to our education centers over a lower participant base, an increase in our overall facility costs due to the increase in the number of stand-alone AnyWareTM Learning Centers, and a 3.0% decline in the average number of participants per event. As a result, gross profit declined 4.0% to $51.7 million in fiscal year 2014 from $53.8 million in fiscal year 2013.

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

During fiscal year 2014, course development expenses were 6.5% of revenues compared to 6.7% during fiscal year 2013. In fiscal year 2014, we decreased our overall spending on course development to $7.6 million compared with $7.8 million in fiscal year 2013. This $0.2 million reflected a decrease in activities associated with new course development and existing course revisions compared to the prior year. We introduced 12 new IT course titles in fiscal year 2014, compared with 21 in fiscal year 2013. During fiscal year 2014 we introduced 10 new management courses compared with 6 in fiscal year 2013.

At the end of fiscal year 2014, the Learning Tree library of instructor-led courses numbered 179 titles, comprising 4,080 hours of training, compared with 183 titles at the end of fiscal year 2013. The decrease in the number of titles in fiscal year 2014 reflected the net effect of introducing 22 new titles and retiring 26 titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At October 3, 2014, we had 117 IT titles in our course library, compared with 123 at the end of fiscal year 2013. Our library of management titles numbered 62 as of October 3, 2014, compared with 60 management titles at the end of fiscal year 2013.

Sales and Marketing Expenses. Sales and marketing expenses primarily include the cost of designing, producing and distributing direct mail and media advertisements, marketing e-mails and our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities.

Our sales and marketing expenses were 21.6% of revenues in fiscal year 2014 compared to 24.5% of revenues in fiscal year 2013. Sales and marketing expenses decreased to $25.5 million in fiscal year 2014 from $28.6 million in fiscal year 2013. The overall decrease of $3.1 million was primarily due to a $2.1 million decrease in direct marketing and advertising expenses and a $1.0 million decrease in personnel and benefits costs. On a year over year basis, changes in foreign exchange rates did not materially impact our sales and marketing expenses.

General and Administrative Expenses. Our general and administrative expenses were 20.6% of revenues in fiscal year 2014 compared to 21.9% of revenues in fiscal year 2013. General and administrative expenses were $24.4 million in fiscal year 2014 compared to $25.5 million in fiscal year 2013. The decrease was primarily due to $1.2 million in professional service costs in fiscal year 2013, almost all associated with a since-discontinued attempt to privatize the Company, that were not expended in fiscal year 2014.

Other Operating Items. In fiscal year 2014 we recognized a $6.3 million gain on the sale of our Corporate Headquarters facility located in Reston, Virginia. In fiscal year 2013, we realized a small loss of less than $0.1 million from the disposal of equipment.

Other Income (Expense), Net. Other income (expense), net in fiscal year 2014 remained approximately the same as fiscal year 2013 at expense of less than $0.1 million.

Income Taxes. In fiscal year 2014, our income tax provision was $0.3 million compared to $0.4 million in fiscal year 2013. Our effective rate for fiscal year 2014 was 100.0% compared to (5.4)% in fiscal year 2013. The effective rate for fiscal year 2014 is primarily driven by foreign taxes. The effective rate for fiscal year 2013 was primarily attributable to state and foreign taxes. In the third quarter of 2012 we established a valuation allowance against deferred tax assets in the United States and France due to current year and projected future pre-tax book losses. This valuation allowance has been maintained to date. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income.

In the fourth quarter of fiscal year 2013, we recorded a deferred tax liability for federal income and foreign withholding taxes on approximately $10.1 million of our international subsidiaries’ undistributed earnings as of September 27, 2013. During fiscal year 2014 we repatriated $6.7 million from two of our foreign subsidiaries. Based on future forecasts and budgets, we do not currently plan to repatriate additional cash from the foreign subsidiaries to the United States. The remaining balance of the deferred tax liability established in fiscal year 2013 was reversed in fiscal year 2014. Due to the continued maintenance of the valuation allowance against deferred tax assets in the United States, the net impact to tax expense for fiscal year 2014 is only the reversal of the $25 of foreign withholding taxes accrued in fiscal year 2013.

GEOGRAPHIC DATA

Learning Tree Education Centers are located in six countries and we have historically derived roughly half of our revenues from outside the United States. The North America operations recorded revenues of $70.6 million in fiscal year 2014 compared to revenues of $69.8 million in fiscal year 2013. Revenues from our European operations were $45.4 million in fiscal year 2014 compared to $45.0 million in fiscal year 2013. Our Asian operations recorded revenues of $2.2 million in fiscal year 2014 compared to $2.0 million in fiscal year 2013. See Note 9 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

As previously announced on November 5, 2014, we are pursuing a strategic transaction involving our French subsidiary, which may include a sale of the subsidiary. No definitive plans or agreements have been made with respect to our French subsidiary at this time, and there are no assurances that any such strategic transaction will be consummated.

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

INFLATION

In fiscal year 2014, inflation did not have a significant impact on our net sales, revenues and income from continuing operations. Changing prices, mainly due to the elimination of the unlimited Passport product, contributed to the 4.8% increase in revenue per attendee for fiscal year 2014 as compared to fiscal year 2013. See the discussion on Revenues above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on September 30, 2017 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our financial statements.

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal year 2013, each fiscal quarter has 13 weeks; however, fiscal year 2014 has 53 weeks, with 14, 12, 13, and 14 weeks in our first, second, third and fourth quarters, respectively.

See Note 13 of “Notes to Consolidated Financial Statements” for our unaudited quarterly financial data for the eight fiscal quarters ended October 3, 2014. Our operating results for any quarter are not necessarily indicative of the results for any future period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at October 3, 2014 included cash and cash equivalents on hand of $31.1 million. During fiscal year 2014, the total of our cash and cash equivalents increased by $4.5 million primarily as a result of net proceeds received from the sale of our Reston, Virginia corporate headquarters building of $9.4 million partially offset by cash used in operations of $3.1 million, $1.6 million used for capital expenditures, and the $0.2 million effect of exchange rates on cash and cash equivalents.

Cash Flows. Our cash and cash equivalents increased by $4.5 million to $31.1 million at October 3, 2014 from $26.6 million at September 27, 2013.

	Fiscal Year Ended		Net Change
	September 27, 2013	October 3, 2014	2014 vs. 2013
Cash used in operating activities	$(2.8)	$(3.1)	$(0.3)
Cash provided by investing activities	3.7	7.8	4.1
Cash used in financing activities	0.0	0.0	0.0
Effects of exchange rates on cash and cash equivalents	(0.1)	(0.2)	(0.1)
Increase in cash and cash equivalents	$0.8	$4.5	$3.7

Cash used in operating activities totaled $3.1 million in fiscal year 2014 as compared to cash used in operating activities of $2.8 million in fiscal year 2013. Cash provided by investing activities totaled $7.8 million during fiscal year 2014 compared to cash provided by investing activities of $3.7 million for fiscal year 2013. The change was the result of net proceeds received from the sale of our Reston, Virginia corporate headquarters building of $9.4 million in fiscal year 2014 as compared to sales of available for sale securities of $6.1 million in fiscal year 2013 and $0.9 million in lower capital expenditures for purchases of equipment and other capital assets during fiscal year 2014. The effect of exchange rates on cash and cash equivalents during fiscal year 2014 was ($0.2) million compared to ($0.1) million in fiscal year 2013.

In fiscal year 2014, “free cash flow,” which we define as net cash used in operating activities plus purchases of equipment, property and leasehold improvements was a negative $4.7 million. This compares to a negative $5.2 million of free cash flow in fiscal year 2013. The change in free cash flow for fiscal year 2014 was primarily due to a $0.9 million decrease in purchases of capital expenditures partially offset by a $0.4 million increase of cash used in operating activities. We believe that free cash flow is useful for investors to understand our liquidity. Free cash flow is a non-GAAP financial measure and accordingly should be considered only as a supplement to, and not a replacement of, cash provided by operating activities as a measure of our liquidity. The following table is a reconciliation of free cash flow to cash provided by operating activities computed in accordance with GAAP:

	Fiscal Year
	September 27, 2013	October 3, 2014
Cash used in operating activities	$(2.7)	$(3.1)
Less: Purchases of equipment, property and leasehold improvements	(2.5)	(1.6)
Free cash flow	$(5.2)	$(4.7)

Liquidity. We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, cash flows from operations, and other financing available to us to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for our fiscal year 2015.

Capital Requirements. During fiscal year 2014, we made capital expenditures of $1.6 million for the purchase of equipment worldwide, mostly computers and other equipment for use in our courses. We plan to continue to invest in our infrastructure to accommodate any increased customer demand, to continue improving the quality and effectiveness of our course delivery and to incorporate significant changes in technology. With the sale of our headquarters building in Reston, Virginia, we are evaluating our real estate options to relocate the headquarters personnel to existing leased space at our Reston Education Center or to sublet the Reston Education Center space and move into new leased space. We anticipate that the capital expenses associated with the relocation of our office, and potentially also the relocation of our Reston education center, will be in the range of $2.0 million to $3.5 million. We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next eight years. In addition to requiring monthly/quarterly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease. We record the expense for these asset retirement obligations ratably over the life of the lease. We have no asset retirement payments coming due in fiscal year 2015.

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

Critical Accounting Estimates and Policies

Revenue Recognition. We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. During fiscal year 2012, we re-introduced for a limited time the Unlimited Training Passport which allowed an individual Passport holder to attend as many courses as they wanted before June 30, 2013. This Unlimited Training Passport program ended on June 30, 2013. For a Training Passport, the amount of revenue recognized for each course attendance is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses all Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

For Passport products for which historical utilization data is not available, we would assume that the estimated average number of courses to be attended would be equal to the number of courses available on the Passport. For the Unlimited Passport program, we utilized historical data to estimate the expected number of courses that would be attended. Assumed utilization rates may be revised in future periods after sufficient time has passed to amass additional historical trends.

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

Allowance for Doubtful Accounts. Trade accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. We use estimates in determining the allowance for doubtful accounts, based on our analysis of various factors, including our historical collection experience, current trends, specific identification of invoices which are considered doubtful and a percentage of our past due accounts receivable. Although our estimates for this reserve have in the past been reasonably accurate, these estimates could differ from actual collection experience and are subject to adjustment. Our trade accounts receivable are written off when they are deemed uncollectible.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. The estimated forfeiture rate used for fiscal years 2013 and 2014 was zero.

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

 OUTLOOK

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates as of December 1, 2014 remain constant for the remainder of our first quarter of fiscal year 2015, we would expect to report an unfavorable effect of approximately 3.7% on our revenues during our first quarter of fiscal year 2015 compared to the same quarter of fiscal year 2014. Of course, we would also see a favorable effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in U.S. dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

Number of Course Weeks. As a result of our 52/53 week accounting policy and the timing of holidays, our first quarter of fiscal year 2015 will have 11 training weeks, compared to 12 training weeks in our first quarter of fiscal year 2014.

First Quarter Revenues. We currently expect revenues for our first quarter of fiscal year 2015 of between $26.9 million and $27.4 million, compared to revenues of $32.0 million in our first quarter of fiscal year 2014.

First Quarter Gross Profit. We expect a gross profit percentage in our first quarter of fiscal year 2015 of between 42.5% and 43.5% compared to 45.8% in our first quarter of fiscal year 2014.

First Quarter Operating Expenses. We expect overall operating expenses for our first quarter of fiscal year 2015 to be between $13.3 million and $13.7 million, compared to $13.7 million in our first quarter of fiscal year 2014.

First Quarter Income (Loss) from Operations. As a result of the above factors, we expect to experience a first quarter of fiscal year of 2015 operating loss of between $(1.4) million and $(2.3) million compared with $0.9 million operating income in our first quarter of fiscal year 2014.

First Quarter Other Income, Net. We expect first quarter other income (expense), net to be less than $0.1 million.

First Quarter Pre-Tax Income (Loss). Overall, we expect to report a pre-tax (loss) for our first quarter of fiscal year 2015 of between $(1.4) million and $(2.4) million, compared to pre-tax income of $0.9 million in the first quarter of fiscal year 2014.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required for a Smaller Reporting Company

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and subsidiaries as of October 3, 2014 and September 27, 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and subsidiaries at October 3, 2014 and September 27, 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Bethesda, Maryland

December 18, 2014

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 27, 2013	October 3, 2014
Assets
Current Assets:
Cash and cash equivalents	$26,583	$31,078
Trade accounts receivable, less allowances of $180 and $168, respectively	14,057	16,223
Income taxes receivable	921	710
Prepaid expenses	3,383	3,350
Other current assets	1,848	1,483
Total current assets	46,792	52,844

Equipment, Property and Leasehold Improvements:
Education and office equipment	38,586	37,943
Transportation equipment	200	189
Property and leasehold improvements	28,002	20,753
	66,788	58,885
Less: accumulated depreciation and amortization	(50,090)	(49,997)
	16,698	8,888
Restricted interest-bearing investments	4,175	3,231
Deferred income taxes	466	489
Other assets	831	748
Total assets	$68,962	$66,200

Liabilities
Current Liabilities:
Trade accounts payable	$7,309	$7,909
Deferred revenues	29,780	26,799
Accrued payroll, benefits and related taxes	4,167	4,447
Other accrued liabilities	2,178	2,294
Income taxes payable	0	199
Current portion of deferred facilities rent and other charges	1,663	1,708
Total current liabilities	45,097	43,356
Asset retirement obligations	2,004	1,880
Deferred income taxes	284	161
Deferred facilities rent and other	4,760	3,744
Noncurrent tax liabilities	1,156	1,262
Total liabilities	53,301	50,403

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized;13,217,484 and 13,222,539 shares issued and outstanding, respectively	1	1
Additional paid-in capital	5,825	6,148
Accumulated other comprehensive loss	(139)	(325)
Retained earnings	9,974	9,973
Total stockholders' equity	15,661	15,797
Total liabilities and stockholders' equity	$68,962	$66,200

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Fiscal Year Ended
	September 27, 2013	October 3, 2014

Revenues	$116,810	$118,248
Cost of revenues	63,010	66,574
Gross profit	53,800	51,674

Operating expenses:
Course development	7,841	7,646
Sales and marketing	28,616	25,521
General and administrative	25,529	24,432
	61,986	57,599
Loss from operations before other operating items	(8,186)	(5,925)

Other operating items:
Gain (loss) on disposal of property, plant and equipment	(54)	6,322
	(54)	6,322
Income (loss) from operations	(8,240)	397
Other income (expense), net:
Interest income, net	43	39
Foreign exchange gains (losses)	(151)	115
Other	73	(229)
	(35)	(75)
Income (loss) before provision for income taxes	(8,275)	322
Provision for income taxes	444	321
Net income (loss)	$(8,719)	$1

Comprehensive loss:
Net income (loss)	$(8,719)	$1
Foreign currency translation adjustments	(149)	(186)
	$(8,868)	$(185)

Per share data:
Loss per common share - basic	$(0.66)	$0.00

Loss per common share - diluted	$(0.66)	$0.00

Cash dividends declared per common share	$0.00	$0.00

Weighted average shares outstanding - basic	13,210	13,222
Weighted average shares outstanding - diluted	13,210	13,224

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock			Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance, September 28, 2012	13,175	$1	$5,756	$10	$18,739	$24,506

Net loss	0	0	0	0	(8,719)	(8,719)
Foreign currency translation	0	0	0	(149)	0	(149)
Share based compensation	0	0	69	0	0	69
Restricted stock units released	46	0	0	0	0	0
Dividend	0	0	0	0	(26)	(26)
Shares surrendered in lieu of tax withholding	(4)	0	0	0	(20)	(20)
Balance, September 27, 2013	13,217	$1	$5,825	$(139)	$9,974	$15,661

Net income	0	0	0	0	1	1
Foreign currency translation	0	0	0	(186)	0	(186)
Share based compensation	0	0	323	0	0	323
Restricted stock units released	6	0	0	0	0	0
Shares surrendered in lieu of tax withholding	(1)	0	0	0	(2)	(2)
Balance, October 3, 2014	13,222	$1	$6,148	$(325)	$9,973	$15,797

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	September 27, 2013	October 3, 2014
Cash flows - operating activities:
Net (loss) income	$(8,719)	$1
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,041	5,680
Stock-based compensation	69	323
Deferred income taxes	301	(145)
Allowance for doubtful accounts	240	118
Accretion of asset retirement obligations	99	94
Loss (gain) on disposals of equipment, property and leasehold improvements	54	(6,322)
Unrealized foreign exchange losses (gains	93	(463)
Gain on lease termination	(132)	0
Settlement of asset retirement obligation	(2,929)	(186)
Change in operating assets and liabilities:
Trade accounts receivable	2,508	(2,761)
Income taxes receivable / payable	857	681
Prepaid expenses and other assets	6,416	1,577
Trade accounts payable	(2,197)	801
Other accrued liabilities	(2,564)	1,190
Deferred revenues	(2,070)	(2,473)
Asset retirement obligations	(29)	0
Deferred facilities rent and other charges	(802)	(1,253)
Net cash used in operating activities	(2,764)	(3,138)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(2,451)	(1,593)
Sales of available for sale securities	6,118	0
Sales of equipment, property and leasehold improvements	15	9,412
Net cash provided by investing activities	3,682	7,819
Cash flows - financing activities:
Shares surrendered in lieu of tax withholding	(20)	(2)
Payment of cash dividends	(26)	0
Net cash used in financing activities	(46)	(2)
Effects of exchange rates on cash and cash equivalents	(73)	(184)
Net increase in cash and cash equivalents	799	4,495
Cash and cash equivalents at the beginning of the fiscal year	25,784	26,583
Cash and cash equivalents at the end of the fiscal year	$26,583	$31,078

Supplemental disclosures:
Income taxes paid	$1,074	$564
Interest paid	$0	$0
Non-cash asset retirement obligation incurred	$1,022	$0

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

We follow a 52- or 53-week fiscal year, with our quarter-end dates on the Friday nearest the end of the calendar quarter and our year-end dates on the Friday nearest the end of September. Accordingly, our fiscal year 2013 ended on September 27, 2013, and our fiscal year 2014 ended on October 3, 2014. Thus, these consolidated financial statements report our consolidated financial position as of September 27, 2013, and October 3, 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the fiscal years ended September 27, 2013 and October 3, 2014. Fiscal year 2013 was a 52-week year, while fiscal year 2014 was a 53-week year.

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

Advanced Technology Marketing, Inc. (U.S.)

AnyWare Live, Inc. (U.S.)

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

We offer our customers a multiple-course sales discount referred to as a “Learning Tree Training Passport”. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a one or two-year period for a fixed price. During fiscal year 2012, we re-introduced for a limited time the Unlimited Training Passport which allowed an individual Passport holder to attend as many courses as they wanted by June 30, 2013. This Unlimited Passport program ended on June 30, 2013. For a Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

For Passport products for which historical utilization data is not available, we assume that the estimated average number of courses to be attended is equal to the number of courses available on the Passport. For the Unlimited Training Passport program, we utilize historical data to estimate the expected number of courses that would be attended. Assumed utilization rates may be revised in future periods after sufficient time has passed to amass additional historical trends.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. The estimated forfeiture rates used for fiscal years 2013 and 2014 were zero.

e. Course Development Costs

Course development costs are charged to operations in the period incurred.

f. Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $1,057 and $814 in fiscal years 2013 and 2014, respectively.

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

As of October 3, 2014 and September 27, 2013, we had no available for sale securities.

Restricted interest-bearing investments at October 3, 2014 consisted of cash deposits of $2,297 (1,439 British Pounds), $209 (1,519 Swedish Kroner) and $725 which were pledged as collateral to secure our obligations under leases for education center facilities located in the United Kingdom, Sweden, and the United States, respectively. This compares to restricted interest-bearing investments of cash deposits of $2,725 (1,689 British Pounds) and $1,450 at September 27, 2013. The United Kingdom deposits are held in trust by the landlord with interest accruing to us and paid on an annual basis. The deposit will be released to us at the earlier of the end of the lease period or when certain financial ratios have been met. In the United States, the deposit is in a restricted account held by our bank and serves as collateral for a letter of credit issued to our landlord by our bank.

h. Marketing Expenses

Marketing expenses primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future. These costs are charged to expense in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2013 and 2014 were $13,453 and $11,147 respectively.

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

Software amortization amounted to $1 and $1 in fiscal years 2013 and 2014, respectively. Total depreciation and amortization expense amounted to $6,041 and $5,680 in fiscal years 2013 and 2014, respectively. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization, and any resulting gain or loss is included in the statements of operations and comprehensive income (loss).

In September 2014, we sold and leased back for one year, with options for two six-month extensions, our corporate headquarters, located at 1831 Michael Faraday Dr., Reston, Virginia, which is a 38,500 square foot office facility that we currently use for our corporate headquarters, as well as the sales, administrative and operations groups of our United States subsidiary. The Company’s carrying value of the headquarters property at the time of sale was approximately $3.6 million. The sale and the leaseback were accounted for as separate transactions based on their respective terms since the lease is determined to be minor.  As such, we recognized a gain on the sale of $6.3 million which is shown on the other operating items line of our consolidated statement of operations and comprehensive income (loss).

The fair value of a liability for an asset retirement obligation (“ARO”) associated with a leased facility is recorded as an asset (leasehold improvements) and a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. See also Note 2 relating to AROs.

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

l. Comprehensive Income (loss)

We report comprehensive income in the consolidated statements of operations and comprehensive income (loss). Other comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments. At the end of fiscal year 2014, accumulated other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments of $(325) compared to cumulative foreign currency translation adjustments of $(139) in fiscal year 2013.

m. Income Taxes

We provide for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or the entire asset may not be realized through future taxable earnings or implementation of tax planning strategies.

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

n. Foreign Currency

We translate the financial statements of our foreign subsidiaries from the local (functional) currencies to U.S. dollars. The rates of exchange at each fiscal year end are used for translating the assets and liabilities and the average monthly rates of exchange for each year are used for the consolidated statements of operations and comprehensive income (loss). Gains or losses arising from the translation of the foreign subsidiaries’ financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and comprehensive income (loss).

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

In September 2012, we announced our intention to close the Los Angeles, CA office facility effective December 2012. Our lease for these facilities runs through April 2016. We recorded a restructuring charge for the estimated liability associated with future rentals due under the property lease as of the cease use date. The fair value of the lease liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. In addition, the estimated useful life of leasehold improvements was adjusted for the December 2012 closure date. In June 2014, we re-evaluated the estimated sublease rentals as we have been unable to find a subtenant for the facility. As a result, we recorded an additional $0.5 million restructuring charge in our third quarter of fiscal year 2014.

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

r. Recently Issued Accounting Pronouncements

 In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on September 30, 2017 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our financial statements.

 Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

2. ASSET RETIREMENT OBLIGATIONS

We record a liability equal to the fair value of the estimated cost to retire an asset. The ARO liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service and whereby we have contractual commitments to remove leasehold improvements and to return the leased facility back to a specified condition when the lease terminates. For a facility lease, this is typically at the inception of the lease.

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

The following table presents the activity for our ARO liabilities, which primarily consist of classroom facilities at our education centers:

	Fiscal Year Ended
	September 27, 2013	October 3, 2014
ARO liabilities balance, beginning of year	$3,907	$2,004
Liabilities incurred	1,022	0
Accretion expense	99	94
Liabilities satisfied	(29)	0
Settlement of ARO liability	(2,929)	(186)
Foreign currency translation	(66)	(32)
ARO liabilities balance, end of year	$2,004	$1,880

3. INCOME TAXES

We file a consolidated United States federal income tax return which includes all of our domestic operations. Our domestic subsidiaries also file income tax returns based on our operations in certain state and local jurisdictions. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

(Loss) income before provision for income taxes consists of the following:

	Fiscal Year Ended
	September 27, 2013	October 3, 2014
Domestic	$(9,581)	$(1,258)
Foreign	1,306	1,580
Total	$(8,275)	$322

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 27, 2013	October 3, 2014
Current tax provision (benefit):
U.S. Federal	$(201)	$2
State	253	(81)
Foreign	91	545
	143	466
Deferred tax provision:
U.S. Federal	274	(25)
State	0	0
Foreign	27	(120)
	301	(145)
Provision for income taxes	$444	$321

The following is a reconciliation of the provision for income taxes to the United States federal statutory tax rate:

	Fiscal Year Ended
	September 27, 2013	Effective Tax rate %	October 3, 2014	Effective Tax rate %

Income taxes at the U.S. statutory rate	$(2,896)	35.0%	$112	35.0%
Equity compensation	6	(0.1)	171	53.1
Penalties	6	(0.1)	0	0.0
Other permanent differences	356	(4.3)	236	73.4
Effects of foreign taxes and tax credits	3,149	(38.1)	(1,235)	(383.6)
State income taxes	(138)	1.7	(63)	(19.8)
Uncertain tax positions	8	(0.1)	115	35.6
Change in valuation allowance	(174)	2.1	1,176	366.0
Other	127	(1.5)	(191)	(59.7)
Total provision for income taxes	$444	(5.4)%	$321	100.0%

Significant management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that would not be realized. Realization will be based on our ability to generate sufficient future taxable income. In fiscal year 2012 we established a valuation allowance against our deferred tax assets in the United States and France due to current year and projected future pre-tax book losses. We continued to maintain this valuation allowance throughout fiscal years 2013 and 2014. As of October 3, 2014, we had a net deferred tax asset of $328.

As of October 3, 2014, we had foreign tax credit carry-forwards of approximately $220, which expire, if unused in the years 2021-2023.

Deferred income tax assets and liabilities consist of the following:

	Fiscal Year Ended
	September 27, 2013	October 3, 2014
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$2,321	$1,946
Deferred revenue	1,840	2,084
Foreign tax credit carryforwards	157	132
Alternative minimum tax credit carryforwards	96	96
Accrued vacation	426	487
Equity compensation	48	16
Depreciation and amortization	1,219	2,331
Other	171	199
Net operating loss	3,341	0
Deferred tax liabilities:
Prepaid expenses	(283)	(313)
481(a) adjustments	(230)	0
Undistributed earnings of foreign subsidiaries	(3,371)	0
Domestic net deferred tax assets	5,735	6,978
Foreign operations:
Deferred tax assets:
Deferred benefits for uncertain positions	0	0
Depreciation and other	903	885
Deferred tax liabilities:
Depreciation and other	(258)	(161)
Foreign net deferred tax assets	645	724
Domestic and foreign deferred tax assets	6,380	7,702

Valuation allowances	(6,198)	(7,374)

Net deferred tax assets	$182	$328

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For fiscal year 2014, we recognized an expense of $64 attributable to interest for uncertain tax positions. As of October 3, 2014 and September 27, 2013, we had $656 and $593 accrued, respectively for interest and penalties for uncertain tax positions. As of October 3, 2014, $874 of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. During 2014, we recorded an additional $51 of unrecognized tax benefits associated with certain intercompany transactions in foreign jurisdictions.  We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than related to these intercompany transactions. We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2008 through 2014.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

	Fiscal Year Ended
	September 27, 2013	October 3, 2014
Balance, beginning of year	$566	$563
Increases related to tax positions taken during the current period	183	43
Decreases related to expiration of the statute of limitations	(186)	0
Balance end of year	$563	$606

In the fourth quarter of fiscal year 2013, we accrued a provision for income taxes on a portion of the undistributed earnings of our foreign subsidiaries based on our estimated future US cash needs that we anticipated would be funded through distributions from the foreign subsidiaries. We are subject to federal income and potentially foreign withholding taxes when earnings are distributed.

In the second quarter of fiscal year 2014, we repatriated $1.2 million and $5.5 million from our subsidiaries in Sweden and the United Kingdom, respectively. There were no withholding taxes and the deferred tax liability that was established in fiscal year 2013 was reduced by the amount of the dividend. There was no impact on the fiscal year 2014 effective tax rate since the tax ramifications of this dividend were provided for in fiscal year 2013.

In the fourth quarter of fiscal year 2014, we reevaluated our position regarding future needs to repatriate foreign earnings and taking into consideration the net proceeds received from the sale of our headquarters facility, we now believe that there is a reasonable basis for reinvesting the undistributed earnings of our foreign subsidiaries for the foreseeable future. Therefore, the remaining deferred taxes previously provided for foreign subsidiary earnings in fiscal year 2013 have been reversed during fiscal year 2014.

4. COMMITMENTS AND CONTINGENCIES

a. Commitments

As of October 3, 2014, we had various non-cancelable operating leases for facilities that expire at various dates through 2021 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2015	$10,300	$110	$10,190
2016	9,188	46	9,142
2017	7,017	0	7,017
2018	4,627	0	4,627
2019	4,548	0	4,548
Thereafter	9,352	0	9,352
	$45,032	$156	$44,876

Rental expense, excluding sublease income, was $10,072 and $10,570 for fiscal years 2013 and 2014, respectively. Sublease rental income for fiscal years 2013 and 2014 was $387 and $48, respectively.

On November 14, 2012, we, together with our United Kingdom subsidiary, Learning Tree International Limited, and Laxton Properties Limited (the “Landlord”) surrendered our lease dated March 19, 1999 for Learning Tree International Limited’s Education Center facility in London (“Euston House”), which had been due to run through January, 2019. Learning Tree International Limited had been subleasing certain floors of the Euston House location to third-party subtenants. In conjunction with the surrender, the subleases reverted to the Landlord and Learning Tree International Limited entered into four new leases with the Landlord for just the space we needed to run our operations in London. We are party to each of the four new leases as guarantor for our subsidiary’s obligations. The four leases each became effective as of November 14, 2012 and cover the total rentable area of Euston House’s (1) ground and basement floors; (2) first floor; (3) second floor; and (4) part of the sixth floor. The first three leases run through November 13, 2022 and the fourth lease for part of the sixth floor runs through August 23, 2014. The aggregate annual minimum rent of the leases is £1.4 million ($2.3 million USD), compared to the original gross minimum rent of £2.85 million offset by £1.5 million in sublease rents for a net of £1.35 million under the prior lease. In connection with the early surrender of the original lease, we paid the landlord a £2.0 million ($3.2 million USD) surrender payment, we were released from our asset retirement obligation, estimated at £1.9 million ($3.0 million USD), to restore the leasehold to original condition, and the £5.0 million ($8.1 million USD) deposit that was being held in escrow as security against our default on the rental payments was released to Learning Tree International Limited by the Landlord. Under the terms of the new leases, deposits totaling £1.7 million ($2.7 million USD) have been placed with the Landlord as security against our default on the rental payments under the leases. The net impact to net loss for our fiscal year 2013, taking into account the surrender payment, the release of the asset retirement obligation, and reversal of deferred rents was less than £0.1 million ($0.1 million USD).

On February 12, 2014, we, together with our Canadian subsidiary, Learning Tree International Inc., amended and extended the lease for our Education Center and Corporate Offices in Ottawa, Canada, reducing our overall amount of space by approximately 31% and extending the term for an additional five years ending June 30, 2019.

On June 17, 2014, our Swedish subsidiary, Learning Tree International AB, entered into an agreement with Forvaltningsbolaget Marievik HB (“the Landlord”) whereby Learning Tree International AB agreed to the Landlord’s request to terminate the Rental Lease between Learning Tree International AB and the Landlord (“the Prior Lease Agreement”) as of December 31, 2014 in exchange for the Landlord’s assistance in obtaining a lease for a comparable commercial facility in Stockholm, Sweden. In connection with this termination of the Prior Lease Agreement, the Landlord agreed to pay SEK 3.74 million (or approximately US$0.6 million), of which SEK 1.0 million (or approximately US $0.1 million) has been paid in advance, to Learning Tree International AB, and was recorded as deferred other income as of October 3, 2014, with the remaining amounts to be paid toward the cost of building renovations and toward the cost of moving to the new facility. The payments received from the Landlord for agreeing to an early lease termination will be recognized as income once Learning Tree International AB vacates the premise in the second quarter of fiscal year 2015. In addition, the Landlord will provide SEK 3.0 million in funding to a new landlord such that the new facility will have the same standards and functionality as Learning Tree International AB’s current facility. In the event that the move to the new facility is delayed, the Landlord will extend Learning Tree International AB’s lease for its existing facility until February 28, 2015.

On June 17, 2014, we, together with our Swedish subsidiary, Learning Tree International AB, signed a new lease agreement (“the New Lease”) for 1060 square meters of space with Vasakronan (“the New Landlord”) located at Stockholm Lindhagensgatan 126. A summary of the materials terms of the New Lease are as follows:

●	Term:	January 1, 2015 to December 31, 2019.
●	Basic rent:	SEK 2.65 million per year (or approximately US $0.4 million per year)
●	Basic Supplemental rent:	SEK 0.49 million per year (or approximately US $0.1 million per year)
●	Security Deposit:	SEK 1.5 million (or approximately US $0.2 million)

In September 2014, our French subsidiary Learning Tree International S.A. gave notice to its landlord of our intent to not allow the space lease to automatically extend another three years from March 31, 2015. We have subsequently negotiated a three month extension of the space lease until June 30, 2015.

b. Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

5. STOCKHOLDERS’ EQUITY

We did not purchase any shares of our common stock during fiscal years 2013 and 2014. We may make purchases of common stock in the future, but we have no commitments to do so.

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

The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing formula. Expected volatilities were based on the historical volatility of our stock measured over a period commensurate with the expected life of granted stock options. The expected term of options represented the period of time that options granted were expected to be outstanding and was determined based on the simplified method as discussed in ASC 718 “Compensation-Stock Compensation”, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on the U.S. Treasury rate at the date of the grant, which most closely resembled the expected life of options. The expected dividend yield was 0%.

A summary of option activity under the 2007 Plan and previous plans during fiscal years 2013 and 2014 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 28, 2012	24,000	$17.97	0.2	$0.00
Options granted	0	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	(24,000)	$17.97
Outstanding at September 27, 2013	0	$0.00	0.0	$0.00
Options granted	200,000	$3.85	9.0	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	0	$0.00
Outstanding at October 3, 2014	200,000	$3.85	9.0	$0.00
Vested and expected to vest at October 3, 2014	200,000	$3.85	9.0	$0.00
Exercisable at October 3, 2014	50,000	$3.85	9.0

There were no options granted in fiscal year 2013. There were no options exercised in fiscal years 2013 or 2014.

Stock-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $0 and $68 for fiscal years 2013 and 2014, respectively. As stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Prior to fiscal year 2013, we reduced the estimated forfeiture rate for executive personnel to zero.

If the non-vested stock options fully vest, they will result in future expense of $0.2 million over a weighted-average remaining amortization period of three years. The total income tax benefit relating to stock options and recognized in the consolidated statements of operations and comprehensive income was $0 for both fiscal years 2013 and 2014.

Restricted Stock

As noted above, our 2007 Plan permits us to grant shares of restricted stock. Grants of restricted stock awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period, and may be repurchased by us for nominal consideration if the employee ceases to be employed by us during that period. The restriction period is determined by the Compensation and Stock Option Committee of our Board of Directors.

We did not issue any shares of restricted stock during fiscal years 2013 and 2014 and there were no shares of restricted stock outstanding as of the end of fiscal years 2013 and 2014.

Restricted Stock Units

As noted above, our 2007 Plan permits us to grant restricted stock units (RSU’s), which entitle holders to receive shares of common stock upon vesting. During fiscal year 2012, we granted 120,285 RSU’s to certain employees and outside directors. These stock units are subject to vesting requirements over three years. When originally granted, these RSU’s were also subject to certain financial performance targets during fiscal year 2012. However, in June 2012, the Board of Directors removed the financial performance targets and the RSU’s only remain subject to the three year vesting schedule. During fiscal year 2013, we granted 54,685 RSU’s to the outside directors. These stock units were subject to the three year vesting schedule. The compensation for the outside directors was changed during fiscal year 2013 to eliminate further grants of RSU’s and to replace it with an increased cash retainer. Outside directors holding unvested RSU’s were given an option to voluntarily forfeit their unvested RSU’s and transition immediately to the increased cash retainer or wait until all of the RSU’s had vested before transitioning to the increased cash retainer. All of the outside directors impacted by this change elected to voluntarily forfeit their unvested RSU’s. During fiscal year 2014, we did not grant any RSU’s.

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at September 28, 2012	102,949	$7.86
Granted	54,685	$5.49
Vested	(45,858)	$8.56
Forfeited	(102,334)	$6.33
Nonvested at September 27, 2013	9,442	$7.29
Granted	0	$0.00
Vested	(5,742)	$7.93
Forfeited	(1,890)	$6.31
Nonvested at October 3, 2014	1,810	$6.31

For fiscal years 2013 and 2014 we recognized $69 and $110, respectively, in compensation costs related to RSU’s. If the non-vested RSU’s fully vest, they will result in future expense of less than $0.1 million over a weighted-average remaining amortization period of 1.2 years.

7. EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Beginning April 1, 2009 we made contributions at a rate of 50% of the first 2% of employee compensation contributed. Starting September 30, 2011 we made contributions at a rate of 30% of the first 6% of employee compensation contributed. We contributed $324 and $53, net of forfeitures of $50 and $208, to our 401(k) Plan for fiscal years 2013 and 2014, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2013 and 2014 our cost for these plans was approximately $591 and $587, respectively.

8. INCOME (LOSS) PER SHARE

Income (loss) per share—basic is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Income (loss) per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants, nonvested restricted stock units and of outstanding options to purchase common stock, using the treasury stock method. For fiscal years 2013 and 2014, 0 and 200,000 stock options, respectively, were anti-dilutive and excluded from the income (loss) per share—diluted calculation.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Fiscal Year Ended
	September 27,	October 3,
	2013	2014
Numerator:
Net income (loss)	$(8,719)	$1

Denominator:
Weighted-average shares outstanding - basic	13,210	13,221
Dilutive effect of stock options, restricted stock and restricted stock units	-	3
Weighted-average shares outstanding - diluted	13,210	13,224

Income Per Share:
Income (loss) per common share - basic	$(0.66)	$0.00
Income (loss) per common share - diluted	$(0.66)	$0.00

9. OPERATING SEGMENT INFORMATION

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials or of the location or method of distribution. We did not have sales to any one commercial customer or government agency that amounted to 10% or more of our revenues in fiscal years 2013 or 2014.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: the United States, Canada, the United Kingdom, France, Sweden and Japan. As a measure of segment performance, our Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $4,049 and $5,175 in fiscal years 2013 and 2014, respectively. Summarized financial information by reportable segment for fiscal years 2013 and 2014, is as follows:

	Fiscal Year Ended
	September 27, 2013	October 3, 2014
Revenues:
United States	$57,093	$59,452
Canada	12,710	11,113
North America Subtotal:	69,803	70,565
United Kingdom	27,371	28,009
France	11,107	11,191
Sweden	6,484	6,239
Japan	2,045	2,244
Total	$116,810	$118,248

Gross profit:
United States	$23,102	$22,640
Canada	7,515	6,547
North America Subtotal:	30,617	29,187
United Kingdom	12,271	11,898
France	5,510	5,362
Sweden	4,026	3,686
Japan	1,376	1,541
Total	$53,800	$51,674

Depreciation and amortization:
United States	$3,695	$3,223
Canada	330	298
North America Subtotal:	4,025	3,521
United Kingdom	1,278	1,448
France	524	526
Sweden	144	125
Japan	70	60
Total	$6,041	$5,680

	Fiscal Year Ended
	September 27, 2013	October 3, 2014
Total assets:
United States	$30,064	$36,565
Canada	4,111	3,717
North America Subtotal:	34,175	40,282
United Kingdom	21,077	14,597
France	5,831	5,109
Sweden	6,170	4,541
Japan	1,709	1,671
Total	$68,962	$66,200

Long-lived assets:
United States	$10,874	$4,901
Canada	666	456
North America Subtotal:	11,540	5,357
United Kingdom	4,505	3,398
France	1,051	637
Sweden	279	158
Japan	154	86
Total	$17,529	$9,636

Capital expenditures:
United States	$1,821	$864
Canada	184	137
North America Subtotal:	2,005	1,001
United Kingdom	133	415
France	180	148
Sweden	41	24
Japan	92	5
Total	$2,451	$1,593

10. DEFERRED FACILITIES RENT AND OTHER

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	Fiscal Year Ended
	September 27,	October 3,
	2013	2014
Deferred rent	$965	$1,050
LA lease liability	634	658
Sublease loss accruals	64	0
	$1,663	$1,708

Deferred Facilities Rent and Other

	Fiscal Year Ended
	September 27,	October 3,
	2013	2014
Deferred rent	$4,362	$3,443
LA lease liability	398	301
	$4,760	$3,744

11. VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	September 27,	October 3
	2013	2014
Beginning balance	$235	$180
Provision for doubtful accounts	240	118
Charges against allowance	(290)	(135)
Other	(5)	5
Ending balance	$180	$168

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	September 27,	October 3
	2013	2014
Beginning balance	$6,355	$6,198
Provisions	0	1,212
Charges against allowance	(157)	(36)
Ending balance	$6,198	$7,374

Activity with respect to our Los Angeles lease liability is summarized as follows:

	September 27,	October 3
	2013	2014
Beginning balance	$0	$1,032
Provisions	1,522	529
Charges against allowance	(490)	(602)
Ending balance	$1,032	$959

12. RELATED PARTY TRANSACTIONS

Dr. David C. Collins, our Chairman and Chief Executive Officer, oversees (with the concurrence of the Nominating and Governance Committee of our Board of Directors) a charitable program under which we donated $115 and $209 during fiscal years 2013 and 2014, respectively, to charitable organizations.

13. QUARTERLY DATA (UNAUDITED)

	Q1	Q2	Q3	Q4
	December 28, 2012	March 29, 2013	June 28, 2013	September 27, 2013
Revenues	$33,290	$26,933	$28,958	$27,629
Cost of revenues	16,421	14,859	16,141	15,589
Gross profit	16,869	12,074	12,817	12,040
Operating expenses:
Course development	2,101	1,930	1,998	1,812
Sales and marketing	7,805	7,312	6,764	6,735
General and administrative	8,327	6,667	5,043	5,492
Total operating expenses	18,233	15,909	13,805	14,039
Income (loss) from operations before other operating items	(1,364)	(3,835)	(988)	(1,999)
Other operating items	19	2	1	(76)
Income (loss) from operations	(1,345)	(3,833)	(987)	(2,075)
Other income, net	(38)	204	31	(232)
Income (loss) before provision (benefit) for income taxes	(1,383)	(3,629)	(956)	(2,307)
Provision (benefit) for income taxes	33	386	123	(98)
Net income (loss)	$(1,416)	$(4,015)	$(1,079)	$(2,209)

Income (loss) per common share - basic	$(0.11)	$(0.30)	$(0.08)	$(0.17)
Income (loss) per common share - diluted	$(0.11)	$(0.30)	$(0.08)	$(0.17)

	Q1	Q2	Q3	Q4
	January 3, 2014	March 28, 2014	June 27, 2014	October 3, 2014
Revenues	$32,022	$25,004	$28,759	$32,463
Cost of revenues	17,348	15,711	16,132	17,383
Gross profit	14,674	9,293	12,627	15,080
Operating expenses:
Course development	1,937	1,839	1,950	1,920
Sales and marketing	6,156	6,195	6,283	6,887
General and administrative	5,633	5,571	7,086	6,142
Total operating expenses	13,726	13,605	15,319	14,949
Income (loss) from operations before other operating items	948	(4,312)	(2,692)	131
Other operating items	-	12	-	6,310
Income (loss) from operations	948	(4,300)	(2,692)	6,441
Other income, net	(36)	(59)	22	(2)
Income (loss) before provision (benefit) for income taxes	912	(4,359)	(2,670)	6,439
Provision (benefit) for income taxes	183	244	76	(182)
Net income (loss)	$729	$(4,603)	$(2,746)	$6,621

Income (loss) per common share - basic	$0.06	$(0.35)	$(0.21)	$0.50
Income (loss) per common share - diluted	$0.06	$(0.35)	$(0.21)	$0.50

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal year 2013, each fiscal quarter has 13 weeks; however, fiscal year 2014 has 53 weeks, with 14, 12, 13, and 14 weeks in our first, second, third and fourth quarters, respectively.

In our fourth quarter of fiscal year 2014, we sold and leased back for one year, with options for two six-month extensions, our corporate headquarters, which is a 38,500 square foot office facility that we currently use for our corporate headquarters, as well as the sales, administrative and operations groups of our United States subsidiary. The sale and the leaseback were accounted for as separate transactions based on their respective terms since the lease was determined to be minor. As such, we recognized a gain on the sale of $6.3 million which is shown on the other operating items line of the quarterly data tables.

14. RESTRUCTURING ACTIVITY

In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and recorded a $1.3 million charge for employee severance and accelerated depreciation of leasehold improvements. In the first quarter of fiscal year 2013 we closed the Los Angeles, CA office facility. The closure of the office in Los Angeles completed the move of corporate functions to the Reston, VA corporate headquarters. In fiscal 2013, we recorded a restructuring charge of $1.3 million for the estimated liability associated with future rentals due under the property lease as of the cease use date and for employee severance costs for those employees who chose not to relocate to our offices in Virginia. The fair value of the lease liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate;. In June 2014, we re-evaluated the estimated sublease rentals as we have been unable to find a subtenant for the facility. As a result, we recorded an additional $0.5 million restructuring charge in our third quarter of fiscal year 2014.

	Personnel	Facilities	Total

Worldwide reduction in force	$1,100	$0	$1,100
Accelerated depreciation leasehold improvements	0	200	200
Balance at September 28, 2012	1,100	200	1,300

Additions:
Los Angeles, CA reduction in force	200	0	200
Accelerated depreciation leasehold improvements	0	400	400
Contractual lease payments net of estimated sublease receipts	0	1,500	1,500
Deferred rent credits	0	(850)	(850)
Accretion expense	0	50	50
	200	1,100	1,300

Reductions:
Severance payouts	(1,270)	0	(1,270)
Accelerated depreciation leasehold improvements	0	(600)	(600)
Rent payments net of deferred rent	0	(300)	(300)
	(1,270)	(900)	(2,170)

Balance at September 27, 2013	$30	$400	$430

Additions:
Additional lease charge - Los Angeles, CA	0	500	500
Accretion expense	0	100	100
	0	600	600

Reductions:
Severance payouts	(30)	0	(30)
Rent payments net of deferred rent	0	(400)	(400)
	(30)	(400)	(430)

Balance at October 3, 2014	$0	$600	$600

15. SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of October 3, 2014 and have determined there are no subsequent events that require disclosure, except as noted below.

On November 5, 2014, we announced that the Company was seeking a strategic transaction involving our French subsidiary, Learning Tree International SA, which transaction may include the sale of the French company or its business. We have notified the employees of our French subsidiary, as required under French law, of the possibility of a strategic transaction. The lease on our Education Center and office in Paris expires at the end of June 2015.

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item  9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 3, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of October 3, 2014, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of October 3, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.         OTHER INFORMATION

As previously reported, we received a notice from NASDAQ on August 13, 2014, that we were not in compliance with Rule 5450 of the NASDAQ Listing Rules. Rule 5450 requires a listed company to maintain a minimum of $10,000,000 in stockholders’ equity for its continued listing on The NASDAQ Global Market. We reported stockholders’ equity of $9,649,000 in our quarterly report on Form 10-Q for the period ended June 27, 2014. NASDAQ will continue to monitor our ongoing compliance with the stockholders’ equity requirement of Rule 5450 and, if at the time of our next periodic report we do not evidence compliance, we may be subject to delisting of our common stock from The NASDAQ Global Market.

On September 3, 2014, our wholly-owned subsidiary, Learning Tree International USA, Inc., closed the previously announced sale of land, improvements, certain other related personal property and appurtenant real property comprising our 1831 Michael Faraday Drive, Reston, Virginia property for an aggregate purchase price of $10.2 million. Primarily as a result of this transaction, our stockholders’ equity as of October 3, 2014 was approximately $15.8 million. As a result, we believe that we are compliant with NASDAQ’s minimum stockholders’ equity requirement in Rule 5450.

PART III

Item  10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

Item  11.          EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

Item  12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The remaining information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

Item  13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

Item  14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

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

(b) Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on the 18th day of December 2014.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ DAVID C. COLLINS, PH.D.
Name:	David C. Collins, Ph.D.
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. COLLINS, PH.D.	Chairman of the Board and Chief	December 18, 2014
David C. Collins, Ph.D.	Executive Officer (Principal Executive Officer)

/s/ ERIC R. GAREN	Vice Chairman of the Board	December 18, 2014
Eric R. Garen

/s/ MAX SHEVITZ	President	December 18, 2014
Max Shevitz

/s/ DAVID W. ASAI	Chief Financial Officer	December 18, 2014
David W. Asai	(Principal Financial Officer and Principal Accounting Officer)

/s/ W. MATHEW JUECHTER	Director	December 18, 2014
W. Mathew Juechter

/s/ HOWARD A. BAIN III	Director	December 18, 2014
Howard A. Bain III

/s/ HENRI HODARA, PH.D.	Director	December 18, 2014
Henri Hodara, Ph.D.

/s/ JOHN R. PHILLIPS, PH.D.	Director	December 18, 2014
John R. Phillips, Ph.D.

/s/ MARY COLLINS	Director	December 18, 2014
Mary Collins

/s/ RICHARD SPIRES	Director	December 18, 2014
Richard Spires

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	INCORPORATION BY REFERENCE

3.1

Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007

Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, as amended through November 3, 2014	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 7, 2014.

4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement between Registrant and Eric R. Garen, dated November 16, 2003 **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.

10.2	Employment Agreement between Registrant and Max Shevitz, dated as of January 26, 2012, as amended on October 1, 2013**	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

10.3	Employment Agreement between Registrant and Dr. David C. Collins, dated as of February 1, 2012, as amended on October 1, 2013**	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of October 1, 2005 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.5	Employment Agreement between Registrant and David Asai, dated as of April 8, 2013**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2013.

10.6	2007 Equity Incentive Plan **	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.

10.7	Amendment of 2007 Equity Incentive Plan adopted December 30, 2009 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 4, 2010.

10.8	2007 Equity Incentive Plan Form of Restricted Stock Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.9	2007 Equity Incentive Plan Form of Stock Option Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.10	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 6, 2009.

10.11	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2010.

10.12	Office Lease between Registrant and Metropolitan Life Insurance Company	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.13	Facility Lease Agreement between Learning Tree International Inc. and T.E.C. Leaseholds Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 30, 2005.

10.14	Amendment of Facility Lease Agreement between Learning Tree International Inc. and TEC Leaseholds Limited effective January 6, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2010.

10.15	Office Lease between Registrant and TrizecHahn One NY Plaza LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.16	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.

10.17	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.

10.18	Lease Agreement between Registrant and Reston Town Center Property LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 11, 2010

10.19	Lease Agreement between Learning Tree International Limited and Postel Properties Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 7, 2011.

10.20	Form of Indemnification Agreement **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

10.21	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the ground and basement floors of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.22	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the first floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.23	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the second floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.24	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for part of the sixth floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.25	Surrender of a leasehold property among Laxton Properties Limited, Learning Tree International Limited, and Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.26	Employment Agreement between Registrant and Gregory L. Adams, dated November 6, 2014 **	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 7, 2014.

10.27

2nd Lease and Storage Lease Amending and Extension Agreement, dated as of February 12, 2014, countersigned and effective as of May 7, 2014, by and between 160 Elgin Leaseholds, Inc. and Learning Tree International Inc.

Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014.

10.28	Lease Agreement between Registrant and Vasakronan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014.

10.29	Deed of Lease for the sale of Registrant’s 1831 Michael Faraday Drive, Reston, Virginia property	Filed herewith.

10.30	Termination of Rental Lease between Registrant and Förvaltningsbolaget Marievik HB	Incorporated by reference from Registrant’s Current Report filed on Form 8-K filed June 19, 2014.

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.