Form 10-Q
period 2015-01-02
LEARNING TREE INTERNATIONAL, INC.
filed 2015-02-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2015

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

 The number of shares of common stock, $.0001 par value, outstanding as of February 2, 2015 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—January 2, 2015

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of January 2, 2015 (unaudited) and October 3, 2014	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended January 2, 2015 (unaudited) and January 3, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended January 2, 2015 (unaudited) and January 3, 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		20

EXHIBIT INDEX		21

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 2,	October 3,
	2015	2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$29,232	$31,078
Trade accounts receivable, net	12,496	16,223
Income tax receivable	320	710
Prepaid expenses	4,119	3,350
Other current assets	1,524	1,483
Total current assets	47,691	52,844
Equipment, Property and Leasehold Improvements:
Education and office equipment	37,611	37,943
Transportation equipment	166	189
Property and leasehold improvements	20,695	20,753
	58,472	58,885
Less: accumulated depreciation and amortization	(49,724)	(49,997)
	8,748	8,888
Restricted interest-bearing investments	2,759	3,231
Deferred income taxes	459	489
Other assets	758	748
Total assets	$60,415	$66,200

Liabilities
Current Liabilities:
Trade accounts payable	$7,871	$7,909
Deferred revenues	24,407	26,799
Accrued payroll, benefits and related taxes	3,816	4,447
Other accrued liabilities	1,850	2,294
Income taxes payable	0	199
Current portion of deferred facilities rent and other	1,714	1,708
Total current liabilities	39,658	43,356
Asset retirement obligations	1,838	1,880
Deferred income taxes	148	161
Deferred facilities rent and other	3,339	3,744
Noncurrent tax liabilities	1,284	1,262
Total liabilities	46,267	50,403
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 and 13,222,539 issued and outstanding, respectively	1	1
Additional paid-in capital	6,167	6,148
Accumulated other comprehensive loss	(842)	(325)
Retained earnings	8,822	9,973
Total stockholders' equity	14,148	15,797
Total liabilities and stockholders' equity	$60,415	$66,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Unaudited

	Three months ended
	January 2,	January 3,
	2015	2014
Revenues	$27,228	$32,022
Cost of revenues	15,290	17,348
Gross profit	11,938	14,674
Operating expenses:
Course development	1,776	1,937
Sales and marketing	6,038	6,156
General and administrative	5,324	5,633
	13,138	13,726
(Loss) income from operations	(1,200)	948
Other income (expense):
Interest income, net	7	9
Foreign exchange losses	199	(39)
Other, net	4	(6)
	210	(36)
(Loss) income before provision for income taxes	(990)	912
Provision for income taxes	161	183
Net (loss) income	$(1,151)	$729
Earnings per share:
(Loss) income per common share - basic	$(0.09)	$0.06
(Loss) income per common share - diluted	$(0.09)	$0.06
Weighted average shares outstanding:
Weighted average shares - basic	13,223	13,219
Weighted average shares - diluted	13,223	13,227
Comprehensive income (loss):
Net (loss) income	$(1,151)	$729
Foreign currency translation adjustments	(517)	23
Comprehensive (loss) income	$(1,668)	$752

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	January 2,	January 3,
	2015	2014
Cash flows - operating activities
Net (loss) income	$(1,151)	$729
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,303	1,415
Share based compensation	1	42
Deferred income taxes	6	182
Provision for (recovery of) doubtful accounts	34	(10)
Accretion on asset retirement obligations	22	24
Loss on disposal of equipment and leasehold improvements	2	0
Unrealized foreign exchange gains	(229)	(21)
Changes in operating assets and liabilities:
Trade accounts receivable	3,404	2,379
Prepaid expenses and other assets	(468)	(93)
Income tax receivable / payable	61	312
Trade accounts payable	135	(995)
Deferred revenues	(1,933)	(1,516)
Deferred facilities rent and other charges	(678)	(676)
Other accrued liabilities	(486)	(145)
Net cash provided by operating activities	23	1,627
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(1,379)	(352)
Net cash used in investing activities	(1,379)	(352)
Cash flows - financing activities:
Shares surrendered in lieu of tax withholding	0	(2)
Net cash used in financing activities	0	(2)
Effects of exchange rate changes on cash and cash equivalents	(490)	(41)
Net (decrease) increase in cash and cash equivalents	(1,846)	1,232
Cash and cash equivalents at beginning of period	31,078	26,583
Cash and cash equivalents at end of period	$29,232	$27,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries (collectively, “Learning Tree,” “we,” “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 3, 2014.

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on January 2, 2015 and encompassed 13 weeks, while our first quarter of the prior fiscal year ended on January 3, 2014 and encompassed 14 weeks.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of January 2, 2015, and our results of operations for the three months ended January 2, 2015 and January 3, 2014, and our cash flows for the three months ended January 2, 2015 and January 3, 2014. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense was less than $0.1 million for both the three months ended January 2, 2015 and January 3, 2014, related to grants of employee stock options and restricted stock units and was charged in a manner consistent with the related employee salary costs.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Three months ended	Year ended
	January 2, 2015	October 3, 2014
ARO balance, beginning of period	$1,880	$2,004
Accretion expense	22	94
Settlement of ARO liability	0	(186)
Foreign currency translation	(64)	(32)
ARO balance, end of period	$1,838	$1,880

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 200,000 stock options were excluded from the computations of diluted earnings per share for the three months ended January 2, 2015 and January 3, 2014, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	January 2, 2015	January 3, 2014
Numerator:
Net (loss) income	$(1,151)	$729

Denominator:
Weighted average shares outstanding
Basic	13,223	13,219
Effect of dilutive securities	0	8
Diluted	$13,223	$13,227

(Loss) income per common share - basic	$(0.09)	$0.06
(Loss) income per common share - diluted	$(0.09)	$0.06

NOTE 5—INCOME TAXES

          Our income tax provision in our first quarter of fiscal year 2015 was $0.2 million, the same amount as in our first quarter of fiscal year 2014. Our first quarter 2015 and 2014 provisions are composed primarily of income tax expense for our foreign subsidiaries. The Company established a valuation allowance against deferred tax assets in the U.S. in the third quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the first quarter of fiscal year 2015.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the first three months of fiscal years 2015 and 2014.

                                    We conduct and manage our business globally and have reportable segments that operate in six countries: the United States, Canada, the United Kingdom, France, Sweden and Japan. During fiscal year 2013, we restructured the management of our U.S. and Canadian operations into one North American operation.

Summarized financial information by country for the first three months of fiscal years 2015 and 2014 is as follows:

	Three months ended
	January 2,	January 3,
	2015	2014
Revenues:
United States	$13,304	$14,075
Canada	2,481	3,412
North America	15,785	17,487

United Kingdom	6,704	7,889
France	2,827	3,912
Sweden	1,573	2,159
Japan	339	575
Total	$27,228	$32,022

Gross profit:
United States	$5,204	$5,045
Canada	1,460	2,067
North America	6,664	7,112

United Kingdom	2,813	3,567
France	1,264	2,199
Sweden	987	1,403
Japan	210	393
Total	$11,938	$14,674

Total assets:
United States	$31,652	$28,224
Canada	3,793	4,009
North America	35,445	32,233

United Kingdom	13,645	21,134
France	5,594	6,152
Sweden	4,272	5,711
Japan	1,459	1,536
Total	$60,415	$66,766

NOTE 8—STOCKHOLDERS’ EQUITY

During the three months ended January 2, 2015 and January 3, 2014 we did not repurchase any shares of our common stock.

NOTE 9—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability. The fair value is measured using assumptions that market participants would use, including assumptions about nonperformance risk and credit risk.

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

Non Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months ended January 2, 2015 and January 3, 2014.

NOTE 10—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	January 2,	October 3,
	2015	2014
Deferred rent	$1,068	$1,050
LA lease liability	646	658
	$1,714	$1,708

Deferred Facilities Rent and Other

	January 2,	October 3,
	2015	2014
Deferred rent	$3,179	$3,443
LA lease liability	160	301
	$3,339	$3,744

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, and early adoption is permitted. We do not expect to early adopt ASU 2014-08, which will be effective for us on September 30, 2016 and will apply to disposals that have not yet been reported in our financial statements as of the adoption date. Accordingly, we will evaluate the impact of the standard on any disposals that occur after adoption.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect to early adopt ASU 2014-15. We are currently evaluating the impact that this standard will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

NOTE 12—FRENCH SUBSIDIARY

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

NOTE 13—RESTRUCTURING ACTIVITY

 In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and our intention to close the Los Angeles, CA office facility, which closure was completed in the first quarter of fiscal 2013. In fiscal 2013, we recorded a restructuring charge of $1.3 million for the estimated liability associated with future rentals due under the property lease as of the cease use date and for employee severance costs for those employees who chose not to relocate to our offices in Virginia. The fair value of the lease liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. In June 2014, we re-evaluated the estimated sublease rentals as we have been unable to find a subtenant for the Los Angeles office facility. As a result, we recorded an additional $0.5 million restructuring charge in our third quarter of fiscal year 2014. No restructuring charges were recorded in the first quarters of fiscal years 2015 or 2014.

NOTE 14—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of January 2, 2015 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that there are no subsequent events that require disclosure.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Report” or “Form 10-Q”) and our consolidated financial statements and notes included in our Annual Report on Form 10-K, for the fiscal year ended October 3, 2014 (our “2014 10-K”). We use the terms “we,” “our,” “us” and “Learning Tree” to refer to Learning Tree International, Inc. and our subsidiaries unless the context indicates otherwise.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may,” or other similar expressions in this Report. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, future operating expenses, future gross profits, earnings or losses, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; risks associated with cyber security; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 10 and elsewhere in our 2014 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”).

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

OVERVIEW

We are a leading worldwide vendor-independent provider to business and government organizations for the training and education of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality training to over 2.4 million IT professionals and managers.

Our objective is to provide our customers with job-focused, hands-on learning experiences that best meet their needs for the development of their professional IT staff and managers. We design our courses to provide participants an unbiased perspective of both the strengths and limitations of software and hardware products and an understanding of how to compare and integrate multiple platforms and technologies from various vendors. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive, with virtually all of our courses involving “hands-on” training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises and participating in group workshops and class interactions. As a result, they return to their jobs with the confidence to immediately apply the new skills and knowledge they have gained. Participants receive extensive printed course materials that facilitate learning and serve as a post-course reference tool.

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

We also offer courses through Learning Tree AnyWare™ — our web-based attendance platform. With the use of our AnyWare™ product, our clients anywhere in the world can participate in any course event being taught at any of our education centers, without the need to travel or commute to the actual course site. Our clients can take our courses at work, home, or at one of our AnyWare™ Learning Centers. We currently have a total of 63 AnyWare™ Learning Centers which provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for learning and training.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites. Most Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an Axelos Strategic Accredited Training Partner; an International Institute of Business Analysis (“IIBA”) Endorsed Education Provider; and a SFIA Foundation Accredited Partner.

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

KEY METRICS OF OUR FIRST QUARTER OF FISCAL YEAR 2015

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on January 2, 2015 and encompassed 13 weeks, while our first quarter of the prior fiscal year ended on January 3, 2014 and encompassed 14 weeks. Both first quarters had the same number of holiday closure weeks with the net result being our first quarter of fiscal year 2015 had one less week of revenue partially offset by one less week of expense.

The following is an overview of our results of operations for the first quarter of fiscal year 2015 which ended January 2, 2015, compared to the same quarter of fiscal year 2014:

•	Revenues decreased to $27.2 million from $32.0 million.

•	Gross profit declined to 43.8% of revenues from 45.8% of revenues.

•	Operating expenses declined by $0.6 million to $13.1 million from $13.7 million. Operating expenses were 48.3% of revenues compared to 42.8% of revenues.

•	Loss from operations was $1.2 million compared to income from operations of $0.9 million.

•	Net loss totaled $1.2 million compared to net income of $0.7 million.

In addition, the following are key balance sheet items at January 2, 2015 compared to October 3, 2014:

•	Cash and cash equivalents decreased to $29.2 million compared to $31.1 million.

•	Net working capital (current assets minus current liabilities) decreased to $8.0 million compared to $9.5 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended
	January 2, 2015	January 3, 2014
Revenues	100.0%	100.0%
Cost of revenues	56.2%	54.2%
Gross profit	43.8%	45.8%
Operating expenses:
Course development	6.5%	6.0%
Sales and marketing	22.2%	19.2%
General and administrative	19.6%	17.6%
Total operating expenses	48.3%	42.8%
Income (loss) from operations	(4.5)%	3.0%
Other income (expense), net	0.8%	(0.1)%
Income (loss) before taxes	(3.7)%	2.9%
Income tax provision	0.6%	0.6%
Net income (loss)	(4.3)%	2.3%

THREE MONTHS ENDED JANUARY 2, 2015 COMPARED WITH THE THREE MONTHS ENDED

JANUARY 3, 2014

Revenues. Revenues of $27.2 million in our first quarter of fiscal year 2015 were 15.0% lower than revenues of $32.0 million in the same quarter of fiscal year 2014. The decrease in revenues primarily resulted from a 9.0% decrease in the number of course participants and a 5.9% decrease in average revenue per participant. The decrease in the number of participants compared to the same quarter of our prior year was primarily due to the one less training week in the first quarter of fiscal year 2015 as compared to the first quarter of fiscal year 2014. The decrease in the average revenue per participant was caused by a change in participant mix among our product offerings and also by changes in foreign exchange rates. Revenues were negatively impacted by approximately 2.9% quarter over quarter as a result of changes in foreign exchange rates. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules were $0.8 million higher for the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014.

During our first quarter of fiscal year 2015, we trained 16,104 course participants, a 9.0% decrease from the 17,698 course participants we trained in our first quarter of fiscal year 2014.

During our first quarter of fiscal year 2015, we provided 54,823 attendee-days of training, 12.6% fewer than the 62,709 attendee-days of training we provided in the same quarter in fiscal year 2014. In our IT courses, during our first quarter of fiscal year 2015, we provided 33,061 attendee-days of training, a 13.3% decrease from the 38,123 attendee-days in the corresponding period in fiscal year 2014. In our management courses, during our first quarter of fiscal year 2015, we provided 21,762 attendee-days of training, an 11.5% decrease from the 24,586 attendee-days in the corresponding period in fiscal year 2014.

 Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our first quarter of fiscal year 2015, we presented 1,332 events, a 10.7% decrease from 1,492 events during the same period in fiscal year 2014 primarily due to having one less training week available in the first quarter of fiscal year 2015. Our cost of revenues for our first quarter of fiscal year 2015 was $15.3 million, or 56.2% of revenues, compared to $17.3 million, or 54.2% of revenues, in the same period in fiscal year 2014. Accordingly, our gross profit percentage for our first quarter of fiscal year 2015 was 43.8% compared to 45.8% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our first quarter of fiscal year 2015 primarily reflects the 5.9% decrease in revenue per participant that was partially offset by a 3.1% decrease in cost per participant. The decrease in cost per participant is primarily the result of a 1.9% increase in the average number of participants per event and the positive impact on expenses from changes in foreign exchange rates. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our first quarter of fiscal year 2015, course development expenses were 6.5% of revenues, compared to 6.0% in our first quarter of fiscal year 2014. Overall spending on course development in our first quarter of fiscal year 2015 was $1.8 million, compared to $1.9 million spent on course development in our first quarter of fiscal year 2014.

In our first quarter of fiscal year 2015, we introduced four new IT course titles and one new management course title and retired three IT course titles. At the end of our first quarter of fiscal year 2015, our library of instructor-led courses numbered 181 titles compared with 182 titles at the end of the same quarter of fiscal year 2014. At the end of our first quarter of this fiscal year, we had 118 IT titles in our course library, compared with 121 titles at the end of the same quarter of fiscal year 2014. Our library of management titles numbered 63 at the end of our first quarter of fiscal year 2015, compared to 61 at the end of the same quarter of fiscal year 2014.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our first quarter of fiscal year 2015 were 22.2% of revenues, compared to 19.2% in the same quarter of fiscal year 2014. Sales and marketing expenses were $6.0 million in our first quarter of fiscal year 2015, compared to $6.2 million during our first quarter of fiscal year 2014. The decrease is driven primarily by the favorable impact of foreign exchange rates on the expenses incurred by our foreign subsidiaries when compared to the first quarter of fiscal 2014.

General and Administrative Expenses. General and administrative expenses in our first quarter of fiscal year 2015 were 19.6% of revenues, compared with 17.6% for the same quarter in fiscal year 2014. General and administrative expenses during our first quarter of fiscal year 2015 were $5.3 million, a decrease of $0.3 million compared to $5.6 million in our first quarter of fiscal year 2014. The decrease quarter over quarter is the result of lower personnel costs and the favorable impact of foreign exchange rates.

Income (Loss) from Operations. Our loss from operations for our first quarter of fiscal year 2015 was $1.2 million compared to income from operations of $0.9 million for our first quarter of fiscal year 2014.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our first quarter of fiscal year 2015, we had other income of $0.2 million compared to other expense of less than $0.1 million in the first quarter of fiscal year 2014, both primarily from foreign exchange gains or losses.

          Income Taxes. Our income tax provision in our first quarter of fiscal year 2015 was $0.2 million, the same amount as in our first quarter of fiscal year 2014. Our first quarter of fiscal year 2015 and 2014 provisions are primarily related to the income tax expense of the Company's foreign subsidiaries.

Net Income (Loss). Our net loss for our first quarter of fiscal year 2015 was $1.2 million compared to net income of $0.7 million for our first quarter of fiscal year 2014.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. The strengthening of the U.S. dollar against the functional currencies of our foreign subsidiaries has negatively impacted our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2014 10-K.

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

In addition, we use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on January 2, 2015 and encompassed 13 weeks, while our first quarter of the prior fiscal year ended on January 3, 2014 and encompassed 14 weeks. Both first quarters had the same number of Holiday closure weeks with the net result being our first quarter of fiscal year 2015 had one less week of revenue partially offset by one less week of expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at January 2, 2015 included cash and cash equivalents on hand of $29.2 million. During the first three months of fiscal year 2015, our total cash and cash equivalents decreased by $1.8 million, primarily as a result of cash used for capital expenditures of $1.4 million and effects of exchange rate changes on cash and cash equivalents of $0.5 million.

At January 2, 2015, our net working capital (current assets minus current liabilities) was $8.0 million, a $1.5 million decrease from our working capital balance at October 3, 2014. Current assets decreased $5.2 million during the period, due primarily to decreases in trade accounts receivable and cash. Current liabilities decreased $3.7 million during the period, primarily due to decreases in deferred revenues and accrued expenses.

Cash Flows. Our cash and cash equivalents decreased $1.8 million to $29.2 million at January 2, 2015 from $31.1 million at October 3, 2014.

	Three months ended
(in thousands)	January 2, 2015	January 3, 2014	Net Change
Cash provided by operating activities	$23	$1,627	$(1,604)
Cash used in investing activities	(1,379)	(352)	(1,027)
Cash used in financing activities	0	(2)	2
Effects of exchange rate changes on cash and cash equivalents	(490)	(41)	(449)
Net (decrease) increase in cash and cash equivalents	$(1,846)	$1,232	$(3,078)

Cash provided by operating activities decreased $1.6 million in the first three months of fiscal year 2015, compared to the first three months of fiscal year 2014 primarily due to the net loss for the current period of $1.2 million compared to net income of $0.7 million for the first three months of fiscal year 2014. Cash used by investing activities increased by $1.0 million in the first three months of fiscal year 2015 compared to the first three months of fiscal 2014, due primarily to increased capital spending for equipment and leasehold improvements.

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

Capital Requirements. During the three months ended January 2, 2015, we made capital expenditures of $1.4 million for the purchase of network computer equipment and classroom computers and other equipment. We plan to purchase an additional $1.9 million in equipment and other capital assets during the remainder of fiscal year 2015. Our contractual obligations as of January 2, 2015 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2014 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

 Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, AROs, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2014 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

FUTURE OUTLOOK

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. We have taken this into consideration in developing our forward-looking outlook for our second quarter of fiscal 2015. In addition, our second quarter of fiscal year 2015 will have 13 weeks as compared to 12 weeks in the second quarter of fiscal year 2014, resulting in an extra revenue producing week as well as an extra week of expense. The financial outlook for the second quarter of fiscal year 2015 does not reflect the consumation of any disposition or other strategic transaction involving our French subsidiary, if any.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of January 30, 2015 were constant for our second quarter of fiscal year 2015, then we would expect foreign exchange rates to negatively impact second quarter revenues by approximately 6.9% when compared to the second quarter of fiscal year 2014. To the extent that the U.S. dollar continues its rise against the functional currencies of our foreign subsidiaries, we would expect to experience further negative impact to our second quarter 2015 revenues. As a large percentage of our overhead costs are U.S. dollar based, we would expect the corresponding positive impact to expense to be substantially less.

Second Quarter Revenues. We currently expect revenues for our second quarter of fiscal year 2015 of between $23.0 million and $24.0 million, compared to revenues of $25.0 million in our second quarter of fiscal year 2014.

Second Quarter Gross Profit. We expect a gross profit percentage in our second quarter of fiscal year 2015 of between 32.4% and 33.1% compared to 37.2% in our second quarter of fiscal year 2014.

Second Quarter Operating Expenses. We expect overall operating expenses for our second quarter of fiscal year 2015 to be between $15.0 million and $15.5 million, compared to $13.6 million in the same quarter a year earlier.

Second Quarter Loss from Operations. As a result of the above factors, we expect to incur a second quarter operating loss of between $7.0 million and $8.0 million compared with an operating loss of $4.3 million in our second quarter of fiscal year 2014.

Second Quarter Other Income (Expense), Net. We expect second quarter other expense to be less than $0.1 million.

Second Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our second quarter of fiscal year 2015 of between $7.0 million and $8.1 million, compared with a pre-tax loss of $4.4 million in our second quarter of fiscal year 2014.

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

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that we believe have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS.

As of January 2, 2015, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item  1A.         RISK FACTORS.

There were no material changes to the risk factors as previously disclosed under Part I, Item 1A of the 2014 10-K. The risks described in the 2014 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.1	Employment Agreement between Registrant and Gregory L. Adams, dated November 6, 2014**	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2014.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

** This exhibit is a managment contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 10, 2015

LEARNING TREE INTERNATIONAL, INC.

By: /s/ David C. Collins, Ph.D.
David C. Collins, Ph.D.
Chief Executive Officer (Principal Executive Officer)

By: /s/ David W. Asai
David W. Asai
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Document Description	Incorporation by Reference

10.1	Employment Agreement between Registrant and Gregory L. Adams, dated November 6, 2014**	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2014.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

** This exhibit is a managment contract, compensatory plan or arrangement.