Form 10-Q
period 2015-04-03
LEARNING TREE INTERNATIONAL, INC.
filed 2015-05-14
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

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

 The number of shares of common stock, $.0001 par value, outstanding as of May 4, 2015 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q April 3, 2015

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of April 3, 2015 (unaudited) and October 3, 2014	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended April 3, 2015 (unaudited) and March 28, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended April 3, 2015 (unaudited) and March 28, 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

EXHIBIT INDEX		27

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 3,	October 3,
	2015	2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$22,330	$29,881
Trade accounts receivable, net	9,197	13,523
Income tax receivable	254	583
Prepaid expenses	3,497	2,935
Other current assets	1,670	1,450
Current assets of continuing operations	36,948	48,372
Current assets of discontinued operations	0	4,472
Total current assets	36,948	52,844
Equipment, Property and Leasehold Improvements:
Education and office equipment	34,625	34,100
Transportation equipment	46	71
Property and leasehold improvements	18,247	18,261
	52,918	52,432
Less: accumulated depreciation and amortization	(44,997)	(44,012)
	7,921	8,420
Restricted interest-bearing investments	2,686	3,231
Deferred income taxes	452	489
Other assets	567	578
Long term assets of discontinued operations, net	0	638
Total assets	$48,574	$66,200

Liabilities
Current Liabilities:
Trade accounts payable	$6,595	$6,768
Deferred revenues	23,495	26,572
Accrued payroll, benefits and related taxes	3,127	3,223
Other accrued liabilities	1,213	2,294
Income taxes payable	0	198
Current portion of deferred facilities rent and other	1,752	1,708
Current liabilities of continuing operations	36,182	40,763
Current liabilities of discontinued operations	0	2,593
Total current liabilities	36,182	43,356
Asset retirement obligations	1,608	1,656
Deferred income taxes	137	161
Deferred facilities rent and other	3,007	3,721
Noncurrent tax liabilities	1,161	1,262
Noncurrent liabilities of discontinued operations	0	247
Total liabilities	42,095	50,403
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 and 13,222,539 issued and outstanding, respectively	1	1
Additional paid-in capital	6,186	6,148
Accumulated other comprehensive loss	(669)	(325)
Retained earnings	961	9,973
Total stockholders' equity	6,479	15,797
Total liabilities and stockholders' equity	$48,574	$66,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
	2015	2014	2015	2014
Revenues	$22,152	$23,184	$46,552	$51,295
Cost of revenues	13,962	14,488	27,688	30,123
Gross profit	8,190	8,696	18,864	21,172
Operating expenses:
Course development	2,111	1,734	3,820	3,585
Sales and marketing	6,080	5,475	11,612	10,838
General and administrative	4,991	5,067	9,855	10,176
	13,182	12,276	25,287	24,599
Loss from operations	(4,992)	(3,580)	(6,423)	(3,427)
Other income (expense):
Interest income, net	5	19	11	28
Foreign exchange gains (losses)	173	(83)	388	(122)
Other, net	(12)	8	(12)	2
	166	(56)	387	(92)

Loss from continuing operations before provision for income taxes	(4,826)	(3,636)	(6,036)	(3,519)
Provision for income taxes	52	274	210	394
Loss from continuing operations	$(4,878)	$(3,910)	$(6,246)	$(3,913)

Discontinued operations (Note 12)
(Loss) income from discontinued operations, net of tax	$(482)	$(693)	$(264)	$39
Loss on disposal of discontinued segment	(2,501)	0	(2,501)	0
(Loss) income from discontinued operations, net of tax	$(2,983)	$(693)	$(2,765)	$39

Net loss	$(7,861)	$(4,603)	$(9,011)	$(3,874)

Earnings (loss) per share basic and diluted:
Continuing operations	$(0.37)	$(0.29)	$(0.47)	$(0.30)
Discontinued operations	$(0.23)	$(0.06)	$(0.21)	$0.01
Basic and diluted loss per share	$(0.60)	$(0.35)	$(0.68)	$(0.29)
Weighted average shares outstanding:
Weighted average shares - basic	13,224	13,223	13,224	13,221
Weighted average shares - diluted	13,224	13,223	13,224	13,221
Comprehensive income (loss):
Net loss	$(7,861)	$(4,603)	$(9,011)	$(3,874)
Foreign currency translation adjustments	173	182	(344)	205
Comprehensive loss	$(7,688)	$(4,421)	$(9,355)	$(3,669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	April 3,	March 28,
	2015	2014
Cash flows - operating activities
Net Loss	$(9,011)	$(3,874)
Add: Loss on sale of France Unit	2,501	-
Loss (income) from discontinued operations, net of tax	264	(39)
Loss from continuing operations	(6,246)	(3,913)
Adjustments to reconcile net loss from continuing operations to net cash used by continuing operating activities:
Depreciation and amortization	2,360	2,554
Share-based compensation	12	77
Deferred income taxes	98	394
Provision for (recovery of) doubtful accounts	61	(8)
Accretion on asset retirement obligations	40	46
Loss (gain) on disposal of equipment, property and leasehold improvements	2	(12)
Unrealized foreign exchange gains	(358)	(175)
Changes in operating assets and liabilities:
Trade accounts receivable	4,028	(322)
Prepaid expenses and other assets	(521)	491
Income tax receivable / payable	(119)	85
Trade accounts payable	353	(74)
Deferred revenues	(2,232)	(1,449)
Deferred facilities rent and other	(771)	(1,038)
Asset retirement obligation	0	0
Other accrued liabilities	(1,575)	472
Net cash used in operating activities of continuing operations	(4,868)	(2,872)
Net cash used in operating activities of discontinued operations	(206)	138
Net cash used in operating activities	(5,074)	(2,734)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(2,159)	(720)
Proceeds from sale of equipment, property and leasehold improvements	0	29
Net cash used in investing activities of continuing operations	(2,159)	(691)
Net cash used in investing activities of discontinued operations	(745)	(52)
Net cash used in investing activities	(2,904)	(743)
Cash flows - financing activities:
Shares surrendered in lieu of tax withholding	0	(2)
Net cash used in financing activities	0	(2)
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(524)	220
Effects of exchange rate changes on cash and cash equivalents of discontinued operations	(246)	1
Effects of exchange rate changes on cash and cash equivalents	(770)	221
Net change in cash and cash equivalents of discontinued operations	1,197	(87)
Net decrease in cash and cash equivalents	(7,551)	(3,345)
Cash and cash equivalents at the beginning of the period	29,881	24,899
Cash and cash equivalents at the end of the period	$22,330	$21,554

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ended on April 3, 2015 and encompassed 13 weeks, while our second quarter of the prior fiscal year ended on March 28, 2014 and encompassed 12 weeks.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of April 3, 2015, and our results of operations for the three months and six months ended April 3, 2015 and March 28, 2014, and our cash flows for the six months ended April 3, 2015 and March 28, 2014. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—SHARE-BASED COMPENSATION

Share-based compensation expense related to grants of employee stock options and restricted stock units was less than $0.1 million for both the three months ended April 3, 2015 and March 28, 2014, and was charged in a manner consistent with the related employee salary costs. Share based compensation expense for the six months ended April 3, 2015 was less than $0.1 million compared to $0.1 million for the six months ended March 28, 2014.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities from continuing operations, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Six months ended	Year ended
	April 3, 2015	October 3, 2014

ARO balance, beginning of period	$1,656	$1,766
Accretion expense	40	89
Settlement of ARO liability	0	(186)
Foreign currency translation	(88)	(13)
ARO balance, end of period	$1,608	$1,656

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 250,000 stock options were excluded from the computations of diluted earnings per share for the three and six month periods ended April 3, 2015 and approximately 200,000 stock options were excluded for the three and six month periods ended March 28, 2014, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Numerator:
Loss from continuing operations	$(4,878)	$(3,910)	$(6,246)	$(3,913)
Loss from discontinued operations	(2,983)	(693)	(2,765)	39
Net loss	$(7,861)	$(4,603)	$(9,011)	$(3,874)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,223	13,224	13,221
Effect of dilutive securities	0	0	0	0
Diluted	$13,224	$13,223	$13,224	$13,221

Loss per common share - basic and diluted:
Continuing operations	$(0.37)	$(0.29)	$(0.47)	$(0.30)
Discontinued operations	(0.23)	(0.06)	(0.21)	0.01
Basic and diluted loss per share	$(0.60)	$(0.35)	$(0.68)	$(0.29)

NOTE 5—INCOME TAXES

          Our income tax provision for continuing operations in our second quarter of fiscal year 2015 was $0.1 million, as compared to $0.3 million in our second quarter of fiscal year 2014. Our income tax provision for continuing operations for our first six months of fiscal year 2015 was $0.2 million, as compared to $0.4 million for the first six months of fiscal year 2014. Our second quarter and six months to date 2015 and 2014 provisions are composed primarily of income tax expense for our foreign subsidiaries. The Company established a valuation allowance against deferred tax assets in the U.S. in the third quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the second quarter of fiscal year 2015.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in a consistent manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the three and six month periods ended April 3, 2015 or March 28, 2014.

We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.  On March 3, 2015, the Company completed the sale of its subsidiary in France, Learning Tree International S.A. (“LTRE(FR)”) to Educinvest SPRL (“Educinvest”) (the “Sale Transaction”). Following the Sale Transaction, our business in France will be limited to receiving a license fee for course content licensed to Educinvest. See Note 12 “Discontinued Operations” for additional information. Summarized financial information by country for the three months and six months ended April 3, 2015 and March 28, 2014 from continuing operations are as follows:

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
	2015	2014	2015	2014
Revenues:
United States	$12,170	$11,329	$25,473	$25,405
Canada	2,808	3,365	5,289	6,777
North America	14,978	14,694	30,762	32,182

United Kingdom	5,249	6,444	11,953	14,333
Sweden	1,375	1,637	2,948	3,796
Japan	550	409	889	984
Total	$22,152	$23,184	$46,552	$51,295

Gross profit:
United States	$3,544	$2,825	$8,748	$7,871
Canada	1,345	2,107	2,805	4,174
North America	4,889	4,932	11,553	12,045

United Kingdom	1,964	2,450	4,777	6,017
Sweden	973	1,037	1,960	2,440
Japan	364	277	574	670
Total	$8,190	$8,696	$18,864	$21,172

	April 3,	March 28,
	2015	2014
Total assets:
United States	$26,363	$30,691
Canada	4,476	4,756
North America	30,839	35,447

United Kingdom	12,439	15,732
Sweden	3,837	4,905
Japan	1,459	1,560
Total	$48,574	$57,644

NOTE 8—STOCKHOLDERS’ EQUITY

During the three and six months ended April 3, 2015 and March 28, 2014 we did not repurchase any shares of our common stock.

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months and six months ended April 3, 2015 and March 28, 2014.

NOTE 10—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	April 3,	October 3,
	2015	2014
Deferred rent	$1,109	$1,050
LA lease liability	643	658
	$1,752	$1,708

Deferred Facilities Rent and Other

	April 3,	October 3,
	2015	2014
Deferred rent	$3,007	$3,420
LA lease liability	0	301
	$3,007	$3,721

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

 In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, and early adoption is permitted. We do not expect to early adopt ASU 2014-08, which will be effective for us for fiscal year ending September 30, 2016 and will apply to disposals that have not yet been reported in our financial statements as of the adoption date. Accordingly, we will evaluate the impact of the standard on any disposals that occur after adoption.

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

NOTE 12—DISCONTINUED OPERATIONS

On March 3, 2015, we entered into an Agreement (“Agreement”) to sell our subsidiary in France, LTRE(FR), to Educinvest for consideration of € 1 (One Euro). The Sale Transaction was consummated on the same date that the Agreement was signed by the parties. The purchase price was established in recognition of the potential liabilities being assumed by Educinvest related to continuation of the LTRE(FR) business. As part of the Sale Transaction, the Company and Educinvest concurrently entered into a license agreement, dated March 3, 2015 (the “License Agreement”). After the closing of the Sale Transaction, we agreed to provide certain temporary services to Educinvest, including the use of its website and the operational systems in place for a period of two years after the closing date. In connection with the Sale Transaction, we also agreed that during the term of the License Agreement we will not, without the prior written consent of Educinvest, (i) establish a physical presence in mainland France in competition with the business of LTRE(FR) as carried on as of the closing of the Sale Transaction or (ii) solicit employees of LTRE(FR), except for persons responding to general recruitment advertisements not specifically targeting LTRE(FR).

The sale of LTRE(FR) resulted in a loss on sale of $2.5 million. This loss plus the results of operations for LTRE(FR) for the three and six months ended April 3, 2015 and March 28, 2014 have been reclassified to the Loss from discontinued operations line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) presented herein. In addition, historical Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flow amounts have also been reclassified as discontinued operations.

Calculation of the loss on disposal of LTRE(FR):
(in thousands)
Investment in Learning Tree International S.A.	$1,324
Costs of sale	619
Cumulative translation adjustment realized	558
Loss on sale	$2,501

The assets and liabilities classified as discontinued operations in our condensed consolidated balance sheets were as follows:

	April 3,	October 3,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$0	$1,197
Trade accounts receivable, net	0	2,700
Other current assets	0	575
Total current assets	0	4,472
Equipment, Property and Leasehold Improvements:
Property and leasehold improvements	0	6,453
Less: accumulated depreciation and amortization	0	(5,986)
	0	467
Other assets	0	171
Total long term assets	0	638

Total assets	$0	$5,110

Liabilities
Current Liabilities:
Trade accounts payable	$0	$1,141
Accrued payroll, benefits and related taxes	0	1,224
Other accrued liabilities	0	228
Total current liabilities	0	2,593
Asset retirement obligations	0	224
Deferred facilities rent and other	0	23
Total long term assets	0	247

Total liabilities	$0	$2,840

The summarized operating results of LTRE(FR) included in our condensed consolidated statement of operations is as follows:

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
	2015	2014	2015	2014
Revenues	$508	$1,820	$3,335	$5,732
Cost of revenues	483	1,224	2,045	2,936
Gross profit	25	596	1,290	2,796
Operating expenses	594	1,327	1,626	2,733
(Loss) income from operations	(569)	(731)	(336)	63
Other (expense) income, net	(32)	9	(45)	9
Loss from discontinued operation before income taxes	(601)	(722)	(381)	72

NOTE 13—RESTRUCTURING ACTIVITY

 In September 2012, we announced a worldwide reduction in our workforce involving approximately 40 employees and our intention to close the Los Angeles, California, office facility, which closure was completed in the first quarter of fiscal 2013. In fiscal 2013, we recorded a restructuring charge of $1.3 million for the estimated liability associated with future rentals due under the property lease as of the cease use date and for employee severance costs for those employees who chose not to relocate to our offices in Virginia. The fair value of the lease liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. In June 2014, we re-evaluated the estimated sublease rentals as we have been unable to find a subtenant for the Los Angeles office facility. As a result, we recorded an additional $0.5 million restructuring charge in our third quarter of fiscal year 2014. No restructuring charges were recorded in the three and six months ended April 3, 2015 and March 28, 2014.

NOTE 14—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of April 3, 2015 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that the following subsequent event should be disclosed:

On April 30, 2015, we entered into a new lease for approximately 38,800 square feet of office space on two floors located in Herndon, Virginia, to accommodate our corporate headquarters’ and US operating unit’s staff, all of whom are currently housed at the Michael Faraday property. The office space will also include a new Education Center that will be used to present training and education courses for our customers. We expect to move into the new space in December 2015. The lease terminates on December 31, 2026.

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

OVERVIEW

We are a leading worldwide vendor-independent provider to business and government organizations for the training and education of their information technology (“IT”) professionals and managers. In addition to training, we support our customers by providing a suite of skills enhancement services which help business and government organizations assess the skill level of their IT staff and new hires, determine skill gaps and define learning paths to enhance the competences of their IT workforce. Since our founding in 1974, we have provided high-quality training to over 2.4 million IT professionals and managers.

Our objective is to provide our customers with job-focused, hands-on learning experiences that best meet their needs for the development of their professional IT staff and managers. We design our courses to provide participants an unbiased perspective of both the strengths and limitations of software and hardware products and an understanding of how to compare and integrate multiple platforms and technologies from various vendors. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive, with virtually all of our courses involving “hands-on” training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises and participating in group workshops and class interactions. As a result, they return to their jobs with the confidence to immediately apply the new skills and knowledge they have gained. Participants have access to extensive course materials that facilitate learning and serve as a post-course reference tool.

Our management courses, while including core concepts and theory, focus heavily on providing practical skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises that provide them with the opportunity to practice applying key concepts in real-world situations. These real-world scenarios are primarily delivered through our performance-based management training platform. Our courses bring the real world to life in the classroom through the use of computer-based and rich-media simulations, supplemented with substantial amounts of hands-on exercises and group activities, facilitated by experts in their respective fields.

We market and deliver our courses through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan. Concurrent with the sale of our French subsidiary in March 2015, we now operate in France through a license agreement with Educinvest. Currently, we generate approximately 45% of our revenues internationally. Our sophisticated infrastructure and logistics capabilities allow us to coordinate, plan and deliver Learning Tree courses at our Education Centers and external hotel and conference facilities worldwide. We also present standard or customized courses at customer facilities whenever and wherever desired, with quality standards that are identical to the courses presented in our Learning Tree Education Centers.

We also offer courses through Learning Tree AnyWare™ — our web-based attendance platform. With the use of our AnyWare™ platform, our clients anywhere in the world can participate in any live course event being taught at any of our Education Centers, without the need to travel or commute to the actual course site. Our clients can take our courses at work, home, or at one of our AnyWare™ Learning Centers. We currently have a total of 65 AnyWare™ Learning Centers which provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for learning and training.

During our second quarter of 2015, we introduced a series of new 1-Day Boot Camp Courses. These instructor led 1-day courses are designed to provide an intensive overview of the material contained in our multiday course curriculums and targets those customers who either do not need the in depth knowledge offered in the multiday course, or cannot commit to be away from their jobs for an extended number of days. These 1-day Boot Camp Courses are offered live on-line, utilizing our AnyWare™ platform.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites. Excluding the new 1-Day Boot Camp Courses, most Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an Axelos Strategic Accredited Training Partner; an International Institute of Business Analysis (“IIBA”) Endorsed Education Provider; and a SFIA Foundation Accredited Training Partner.

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

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, extensive skills enhancement services, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

KEY METRICS OF OUR SECOND QUARTER AND SIX MONTHS OF FISCAL YEAR 2015

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ended on April 3, 2015 and encompassed 13 weeks, while our second quarter of the prior fiscal year ended on March 28, 2014 and encompassed 12 weeks. The six months ended April 3, 2015 encompassed 26 weeks, the same as for the six months ended March 28, 2014.

Following the sale of our subsidiary in France in March 2015, we have reclassified the historical operating results, including operating statistics of LTRE(FR) to discontinued operations. The following discussions reflect comparisons of our continuing operations excluding LTRE(FR).

 The following is an overview of our results of continuing operations, discontinued operations, and net losses for the second quarter of fiscal year 2015 which ended April 3, 2015, compared to the same quarter of fiscal year 2014:

•	Revenues decreased to $22.2 million from $23.2 million.

•	Gross profit declined to 37.0% of revenues from 37.5% of revenues.

•	Operating expenses increased by $0.9 million to $13.2 million from $12.3 million. Operating expenses were 59.5% of revenues compared to 53.0% of revenues.

•	Loss from continuing operations was $4.9 million compared to a loss from continuing operations of $3.9 million.

•	Loss from discontinued operations totaled $3.0 million compared to a loss from discontinued operations of $0.7 million.

•	Net loss totaled $7.9 million compared to a net loss of $4.6 million.

The following is an overview of our results of continuing operations, discontinued operations, and net losses for the six months ended April 3, 2015, compared to the equivalent period of fiscal year 2014:

•	Revenues decreased to $46.6 million from $51.3 million

•	Gross profit declined to 40.5% of revenues from 41.3% of revenues.

•	Operating expenses increased by $0.7 million to $25.3 million from $24.6 million. Operating expenses were 54.3% of revenues compared to 48.0% of revenues.

•	Loss from continuing operations was $6.2 million compared to a loss from continuing operations of $3.9 million.

•	Loss from discontinued operations totaled $2.8 million compared to income from discontinued operations of $0.1 million.

•	Net loss totaled $9.0 million compared to a net loss of $3.9 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended		Six months ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.0%	62.5%	59.5%	58.7%
Gross profit	37.0%	37.5%	40.5%	41.3%
Operating expenses:
Course development	9.5%	7.5%	8.2%	7.0%
Sales and marketing	27.5%	23.6%	24.9%	21.1%
General and administrative	22.5%	21.9%	21.2%	19.8%
	59.5%	53.0%	54.3%	48.0%
Loss from operations	(22.5)%	(15.5)%	(13.8)%	(6.7)%
Other income (expense):
Interest income, net	0.0%	0.1%	0.0%	0.1%
Foreign exchange losses	0.8%	(0.3)%	0.8%	(0.2)%
Other, net	-0.1%	0.0%	0.0%	0.0%
	0.7%	(0.2)%	0.8%	(0.1)%

Loss from continuing operation before provision for income taxes	(21.8)%	(15.7)%	(13.0)%	(6.9)%
Provision for income taxes	0.2%	1.1%	0.5%	0.8%
Loss from continuing operations	(22.0)%	(16.9)%	(13.5)%	(7.7)%

Discontinued operations (Note 12)
Loss from discontinued operations (including loss on disposal of $2,500), net of tax	(13.5)%	(3.1)%	(5.9)%	0.1%
Net loss	(35.5)%	(19.9)%	(19.4)%	(7.6)%

THREE MONTHS AND SIX MONTHS ENDED APRIL 3, 2015 COMPARED WITH THE THREE MONTHS AND SIX MONTHS ENDED MARCH 28, 2014

Revenues. Revenues from continuing operations of $22.2 million in our second quarter of fiscal year 2015 were 4.5% lower than revenues of $23.2 million in the same quarter of fiscal year 2014. The decrease in revenues primarily resulted from a 1.9% decrease in average revenue per participant and a 2.6% decrease in the number of course participants. The decrease in the average revenue per participant was caused primarily by changes in foreign exchange rates, which negatively impacted revenues by approximately 6.1% quarter over quarter. The decrease in the number of course participants compared to the same quarter of our prior year was primarily due to the continued decline in enrollments in the United Kingdom and Sweden. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules were $0.7 million higher for the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014.

During our second quarter of fiscal year 2015, we trained 13,411 course participants from continuing operations, a 2.6% decrease from the 13,767 course participants we trained in our second quarter of fiscal year 2014.

 During our second quarter of fiscal year 2015, we provided 46,130 attendee-days of training, 5.0% fewer than the 48,536 attendee-days of training we provided in the same quarter in fiscal year 2014. In our IT courses, we provided 29,151 attendee-days of training during our second quarter of fiscal year 2015, a 2.7% increase from the 28,389 attendee-days in the corresponding period in fiscal year 2014. In our management courses, we provided 16,979 attendee-days of training, during our second quarter of fiscal year 2015, a 15.7% decrease from the 20,147 attendee-days in the corresponding period in fiscal year 2014.

Our revenues from continuing operations of $46.6 million during our first six months of fiscal year 2015 were 9.2% lower than revenues of $51.3 million in the same period of fiscal year 2014. The decrease in revenues primarily resulted from a 5.9% decrease in the number of course participants and a 3.5% decrease in average revenue per participant. The decrease in the number of course participants is primarily due to the weakened demand in Europe. The 3.5% decrease in average revenue per participant was caused primarily by changes in foreign exchange rates. Revenues were negatively impacted by approximately 4.1% quarter over quarter as a result of changes in foreign exchange rates.

During our first six months of fiscal year 2015, we trained 27,516 course participants, a 5.9% decrease from the 29,252 course participants we trained in our first six months of fiscal year 2014.

During our first six months of fiscal year 2015, we provided 95,368 attendee-days of training, 7.8% fewer than the 103,429 attendee-days in the same period in fiscal year 2014. In our IT courses during our first six months of fiscal year 2015, we provided 58,204 attendee-days of training, a 5.4% decrease from the 61,508 attendee-days in the corresponding period in fiscal year 2014. In our management courses during our first six months of fiscal year 2015, we provided 37,164 attendee-days of training, an 11.3% decrease from the 41,921 attendee-days in the corresponding period in fiscal year 2014.

 Cost of Revenues. Our cost of revenues from continuing operations primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our second quarter of fiscal year 2015, we presented 1,165 events, an 8.9% increase from 1,070 events during the same period in fiscal year 2014 primarily due to the addition of one day events in the second quarter of fiscal year 2015. Our cost of revenues for our second quarter of fiscal year 2015 was $14.0 million, or 63.0% of revenues, compared to $14.5 million, or 62.5% of revenues, in the same period in fiscal year 2014. Accordingly, our gross profit percentage for our second quarter of fiscal year 2015 was 37.0% compared to 37.5% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2015 primarily reflects the 1.9% decrease in revenue per participant that was partially offset by a 1.1% decrease in cost per participant. The decrease in cost per participant is primarily the result of the positive impact on expenses from changes in foreign exchange rates. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first six months of fiscal year 2015, we presented from continuing operations 2,197 events, a 2.7% decrease from 2,258 events during the same period in fiscal year 2014. Our cost of revenues for our first six months of fiscal year 2015 was $27.7 million, or 59.5% of revenues, compared to $30.1 million, or 58.7% of revenues, in the same period in fiscal year 2014. The change in cost of revenues as a percentage of revenues during our first six months of fiscal year 2015 primarily reflects the 3.5% decrease in revenue per participant partially offset by the 2.3% decrease in the cost per participant. Accordingly, our gross profit percentage for our first six months of fiscal year 2015 was 40.5% compared to 41.3% in the same period of the prior fiscal year.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our second quarter of fiscal year 2015, course development expenses were 9.5% of revenues, compared to 7.5% in our second quarter of fiscal year 2014. Overall spending on course development in our second quarter of fiscal year 2015 was $2.1 million, compared to $1.7 million spent on course development in our second quarter of fiscal year 2014. The $0.4 million increase in course development expenses was related to the development of a series of 1-Day Boot Camp courses.

Course development expense during our first six months of fiscal year 2015 was $3.8 million, an increase of $0.2 million compared to $3.6 million in the same period of fiscal year 2014.

In our second quarter of fiscal year 2015, we introduced three new multi-day IT course titles, one new multi-day management course title, and 34 one day course titles and retired three multi-day IT course titles. At the end of our second quarter of fiscal year 2015, our library of instructor-led courses numbered 216 titles compared with 176 titles at the end of the same quarter of fiscal year 2014. At the end of our second quarter of this fiscal year, we had 118 multi-day IT titles in our course library, compared with 117 multi-day titles at the end of the same quarter of fiscal year 2014. Our library of multi-day management titles numbered 64 at the end of our second quarter of fiscal year 2015, compared to 59 at the end of the same quarter of fiscal year 2014. Our library of 1-Day Boot Camp courses numbered 34 at the end of our second quarter of fiscal year 2015, compared to no such courses at the end of the same quarter of fiscal year 2014.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses from continuing operations in our second quarter of fiscal year 2015 were 27.5% of revenues, compared to 23.6% in the same quarter of fiscal year 2014. Sales and marketing expenses were $6.1 million in our second quarter of fiscal year 2015, compared to $5.5 million during our second quarter of fiscal year 2014. The increase is driven primarily by increases in direct marketing costs, and personnel expenses partially offset by the favorable impact of foreign exchange rates on the expenses incurred by our foreign subsidiaries when compared to the second quarter of fiscal 2014.

Sales and marketing expenses from continuing operations during our first six months of fiscal year 2015 were $11.6 million, an increase of $0.8 million compared to $10.8 million in the same period of fiscal year 2014. The increase is driven primarily by increases in direct marketing costs, and personnel expenses partially offset by the favorable impact of foreign exchange rates on the expenses incurred by our foreign subsidiaries when compared to the first six months of fiscal 2014.

 General and Administrative Expenses. General and administrative expenses in our second quarter of fiscal year 2015 were 22.5% of revenues, compared with 21.9% for the same quarter in fiscal year 2014. General and administrative expenses during our second quarter of fiscal year 2015 were $5.0 million, a decrease of $0.1 million compared to $5.1 million in our second quarter of fiscal year 2014. The decrease was due primarily to the favorable impact of foreign exchange rates on the expenses incurred by our foreign subsidiaries.

 General and administrative expense during our first six months of fiscal year 2015 was $9.9 million, a decrease of $0.3 million compared to $10.2 million in the same period of fiscal year 2014. The decrease was due primarily to the favorable impact of foreign exchange rates on the expenses incurred by our foreign subsidiaries.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our second quarter of fiscal year 2015, we had other income of $0.2 million compared to other expense of $0.1 million in the second quarter of fiscal year 2014, both primarily from foreign exchange gains or losses.

During our first six months of fiscal year 2015 other income totaled $0.4 million compared to other expense of $0.1 million in our first six months of fiscal year 2014.

Income Taxes. Our income tax provision in our second quarter of fiscal year 2015 was $0.1 million, compared to $0.3 million in our second quarter of fiscal year 2014. Our second quarter of fiscal year 2015 and 2014 provisions are primarily related to the income tax expense of the Company's foreign subsidiaries.

Our income tax provision for our first six months of fiscal year 2015 was $0.2 million, compared to $0.4 million for our first six months of fiscal year 2014 primarily as a result of lower U.S. State taxes.

Loss from Continuing Operations. Our loss from continuing operations for our second quarter of fiscal year 2015 was $4.9 million compared to a loss of $3.9 million for our second quarter of fiscal year 2014.

For the first six months of fiscal year 2015, our loss from continuing operations was $6.2 million compared to a loss of $3.9 million in the first six months of fiscal year 2014.

Loss from Discontinued Operations. Our loss from discontinued operations totaled $3.0 million in our second quarter of fiscal year 2015 compared to a loss of $0.7 million in our second quarter of fiscal year 2014. The loss in our second quarter of 2015 includes the $2.5 million loss from the disposition of our French operating subsidiary.

Net Loss. Our net loss for our second quarter of fiscal year 2015 was $7.9 million compared to net loss of $4.6 million for our second quarter of fiscal year 2014.

Our net loss for our first six months of fiscal year 2015 was $9.0 million compared to net loss of $3.9 million for our first six months of fiscal year 2014.

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

In addition, we use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ending April 3, 2015 encompassed 13 weeks, while our second quarter of the prior fiscal year ending March 28, 2014 encompassed 12 weeks.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at April 3, 2015 included cash and cash equivalents on hand of $22.3 million. During the first six months of fiscal year 2015, our total cash and cash equivalents decreased by $7.6 million, primarily as a result of cash used in operating activities of $4.9 million, cash used for capital expenditures of $2.2 million, and effects of exchange rate changes on cash and cash equivalents of $0.5 million.

At April 3, 2015, our net working capital (current assets minus current liabilities) was $0.8 million, an $6.8 million decrease from our working capital balance at October 3, 2014. Current assets from continuing operations decreased $11.4 million during the period, due primarily to decreases in trade accounts receivable and cash. Current liabilities from continuing operations decreased $4.6 million during the period, primarily due to decreases in deferred revenues and accrued expenses.

 Cash Flows from Continuing Operations. Our cash and cash equivalents from continuing operations decreased $7.6 million to $22.3 million at April 3, 2015 from $29.9 million at October 3, 2014.

	Six months ended
(in thousands)	April 3, 2015	March 28, 2014	Net Change
Cash used in operating activities of continuing operations	$(4,868)	$(2,872)	$(1,996)
Cash used in investing activities of continuing operations	(2,159)	(691)	(1,468)
Cash used in financing activities	0	(2)	2
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(524)	220	(744)
Net decrease in cash and cash equivalents of continuing operations	$(7,551)	$(3,345)	$(4,206)

Cash used in continuing operating activities increased $2.0 million in the first six months of fiscal year 2015, compared to the first six months of fiscal year 2014 primarily due to the larger loss from operations for the current period of $6.2 million compared to a loss of $3.9 million for the first six months of fiscal year 2014. Cash used by investing activities increased by $1.5 million in the first six months of fiscal year 2015 compared to the first six months of fiscal 2014, due primarily to increased capital spending for equipment and leasehold improvements.

Liquidity. We currently have no outstanding debt or line of credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, and cash flows from operations, to finance our operating cash needs. The decline in our operating performance has resulted in an increase in net cash used in operating activities, and we expect continued net cash usage in operating activities. We believe that our cash and cash equivalents on hand will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Our common stock is listed on the NASDAQ Global Market which has certain requirements for continued listing. One requirement is that a company maintain stockholders’ equity of at least $10 million. At April 3, 2015, our stockholders’ equity was $6.5 million. If we are unable to comply with the listing requirements of the NASDAQ Global Market, we may be required to transfer the listing of our securities to the NASDAQ Capital Market or the OTC Market.

Capital Requirements. During the six months ended April 3, 2015, we made capital expenditures of $2.2 million for the purchase of network computer equipment and classroom computers and other equipment. We plan to purchase an additional $1.2 million in equipment and other capital assets during the remainder of fiscal year 2015. Our contractual obligations as of April 3, 2015 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2014 10-K.

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

FUTURE OUTLOOK

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. We have taken this into consideration in developing our forward-looking outlook for our third quarter of fiscal 2015. In addition, while our third quarter of fiscal year 2015 will have 13 weeks, the same as in the third quarter of fiscal year 2014, the last week of the quarter is the Fourth of July holiday week in the U.S. which fell in the fourth quarter in fiscal year 2014. We typically do not run courses the week of July 4th in the U.S.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the average exchange rates as of May 4, 2015 remain constant for the remainder of our third quarter of fiscal year 2015, then we would expect foreign exchange rates to negatively impact third quarter revenues from continuing operations by approximately 5.3% when compared to the third quarter of fiscal year 2014. To the extent that the U.S. dollar continues its rise against the functional currencies of our foreign subsidiaries, we would expect to experience further negative impact to our third quarter 2015 revenues. As a large percentage of our overhead costs are U.S. dollar based, we would expect the corresponding positive impact to expense to be substantially less.

Third Quarter Revenues. We currently expect revenues from continuing operations for our third quarter of fiscal year 2015 of between $22.6 million and $23.6 million, compared to revenues of $25.7 million in our third quarter of fiscal year 2014.

Third Quarter Gross Profit. We expect a gross profit percentage from continuing operations in our third quarter of fiscal year 2015 of between 37.5% and 38.7% compared to 43.5% in our third quarter of fiscal year 2014.

Third Quarter Operating Expenses. We expect overall operating expenses from continuing operations for our third quarter of fiscal year 2015 to be between $13.0 million and $13.5 million, compared to $14.0 million in tour third quarter of fiscal year 2014.

Third Quarter Loss from Operations. As a result of the above factors, we expect to incur a third quarter operating loss from continuing operations of between $3.9 million and $5.0 million compared with an operating loss from continuing operations of $2.8 million in our third quarter of fiscal year 2014.

Third Quarter Other Income (Expense), Net. We expect third quarter other expense to be less than $0.1 million.

Third Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss from continuing operations for our third quarter of fiscal year 2015 of between $3.9 million and $5.1 million, compared with a pre-tax loss from continuing operations of $2.8 million in our third quarter of fiscal year 2014.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Disclosure under this item is not required for a Smaller Reporting Company.

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

PART II—OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS.

As of April 3. 2015, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item  1A.         RISK FACTORS.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of Part I, Item 1A of the 2014 10-K. The risks described in the 2014 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or future results.

On February 19, 2015, the Company reported that Dr. David C. Collins, Chairman and CEO of the Company, and Mrs. Mary C. Collins, a director of the Company and wife of Dr. Collins, purchased 3,300,105 shares of Company common stock in a privately negotiated transaction. As a result of this transaction, Dr. Collins’ and Mrs. Collins’ beneficially own more than a majority of the issued and outstanding shares of the Company’s common stock. In connection with the consummation of this transaction, the Company has supplemented the risk factors previously disclosed in the Company's 2014 10-K as follows:

Control by Management

Our Chairman and Chief Executive Officer and his wife, who also serves on our board of directors, control a majority of our outstanding shares of common stock.

Dr. David C. Collins, our Chairman of the Board of Directors and Chief Executive Officer, and Mary C. Collins, a director of the Company and wife of Dr. Collins, beneficially own (including shares owned with Mary Collins) approximately 56.7% of our shares of common stock, based on the number of shares of common stock outstanding as of May 4, 2015. Consequently, Dr. Collins and Mrs. Collins have significant influence over, and may control, our policies and affairs and are in a position to determine the outcome of corporate actions requiring majority approval of our stockholders. These corporate actions may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

2.1	Agreement, dated March 3, 2015, between Learning Tree International, Inc. and Educinvest SPRL for the sale of Learning Tree International S.A.	Filed herewith.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2015

LEARNING TREE INTERNATIONAL, INC.

By: /s/ David C. Collins, Ph.D.
David C. Collins, Ph.D.
Chief Executive Officer (Principal Executive Officer)

By: /s/ David W. Asai
David W. Asai
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Document Description	Incorporation by Reference

2.1	Agreement, dated March 3, 2015, between Learning Tree International, Inc. and Educinvest SPRL for the sale of Learning Tree International S.A.	Filed herewith.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.