Form 10-Q
period 2015-07-03
LEARNING TREE INTERNATIONAL, INC.
filed 2015-08-11
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

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

 The number of shares of common stock, $.0001 par value, outstanding as of August 4, 2015 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q July 3, 2015

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of July 3, 2015 (unaudited) and October 3, 2014	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended July 3, 2015 (unaudited) and June 27, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended July 3, 2015 (unaudited) and June 27, 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

EXHIBIT INDEX		24

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 3,	October 3,
	2015	2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,682	$29,881
Trade accounts receivable, net	9,906	13,523
Income tax receivable	290	583
Prepaid expenses	3,278	2,935
Other current assets	1,347	1,450
Current assets of continuing operations	33,503	48,372
Current assets of discontinued operations	0	4,472
Total current assets	33,503	52,844
Equipment, Property and Leasehold Improvements:
Education and office equipment	34,855	34,100
Transportation equipment	71	71
Property and leasehold improvements	18,390	18,261
	53,316	52,432
Less: accumulated depreciation and amortization	(46,364)	(44,012)
	6,952	8,420
Restricted interest-bearing investments	3,317	3,231
Deferred income taxes	460	489
Other assets	565	578
Long term assets of discontinued operations, net	0	638
Total assets	$44,797	$66,200

Liabilities
Current Liabilities:
Trade accounts payable	$6,544	$6,768
Deferred revenues	24,210	26,572
Accrued payroll, benefits and related taxes	3,267	3,223
Other accrued liabilities	970	2,294
Income taxes payable	0	198
Current portion of deferred facilities rent and other	1,564	1,708
Current liabilities of continuing operations	36,555	40,763
Current liabilities of discontinued operations	0	2,593
Total current liabilities	36,555	43,356
Asset retirement obligations	1,681	1,656
Deferred income taxes	139	161
Deferred facilities rent and other	2,803	3,721
Noncurrent tax liabilities	1,173	1,262
Noncurrent liabilities of discontinued operations	0	247
Total liabilities	42,351	50,403
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 and 13,222,539 issued and outstanding, respectively	1	1
Additional paid-in capital	6,205	6,148
Accumulated other comprehensive loss	(418)	(325)
(Accumulated deficit) retained earnings	(3,342)	9,973
Total stockholders' equity	2,446	15,797
Total liabilities and stockholders' equity	$44,797	$66,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Revenues	$22,703	$25,718	$69,255	$77,012
Cost of revenues	14,361	14,532	42,049	44,655
Gross profit	8,342	11,186	27,206	32,357
Operating expenses:
Course development	2,575	1,813	6,395	5,398
Sales and marketing	5,387	5,638	16,999	16,475
General and administrative	4,420	6,599	14,275	16,774
	12,382	14,050	37,669	38,647
Loss from operations	(4,040)	(2,864)	(10,463)	(6,290)
Other income (expense):
Interest income, net	16	1	27	29
Foreign exchange gains (losses)	(52)	20	336	(102)
Other, net	(5)	(3)	(17)	(1)
	(41)	18	346	(74)

Loss from continuing operations before provision for income taxes	(4,081)	(2,846)	(10,117)	(6,364)
Provision for income taxes	222	104	432	498
Loss from continuing operations	(4,303)	(2,950)	(10,549)	(6,862)

Discontinued operations (Note 12)
Income (loss) from discontinued operations, net of tax	0	204	(264)	242
Loss on disposal of discontinued segment	0	0	(2,501)	0
Income (loss) from discontinued operations, net of tax	0	204	(2,765)	242

Net loss	$(4,303)	$(2,746)	$(13,314)	$(6,620)

Earnings (loss) per share basic and diluted:
Continuing operations	$(0.33)	$(0.22)	$(0.80)	$(0.52)
Discontinued operations	$0	$0.01	$(0.21)	$0.02
Basic and diluted loss per share	$(0.33)	$(0.21)	$(1.01)	$(0.50)
Weighted average shares outstanding:
Weighted average shares - basic	13,224	13,223	13,224	13,221
Weighted average shares - diluted	13,224	13,223	13,224	13,221
Comprehensive income (loss):
Net loss	$(4,303)	$(2,746)	$(13,314)	$(6,620)
Foreign currency translation adjustments	251	96	(93)	301
Comprehensive loss	$(4,052)	$(2,650)	$(13,407)	$(6,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	July 3,	June 27,
	2015	2014
Cash flows - operating activities
Net Loss	$(13,314)	$(6,620)
Add: Loss on sale of France Unit	2,501	-
Loss (Income) from discontinued operations, net of tax	264	(242)
Loss from continuing operations	(10,549)	(6,862)
Adjustments to reconcile net loss from continuing operations to net cash used by continuing operating activities:
Depreciation and amortization	3,515	3,951
Share-based compensation	57	309
Deferred income taxes	103	428
Provision for doubtful accounts	28	19
Accretion on asset retirement obligations	59	68
Loss (gain) on disposal of equipment, property and leasehold improvements	11	(12)
Unrealized foreign exchange gains	(331)	(213)
Settlement of asset retirement obligation	0	(186)
Changes in operating assets and liabilities:
Trade accounts receivable	3,497	(1,518)
Prepaid expenses and other assets	(407)	538
Income tax receivable / payable	(137)	50
Trade accounts payable	202	1,069
Deferred revenues	(1,751)	(1,398)
Deferred facilities rent and other	(1,032)	(867)
Asset retirement obligation	0	0
Other accrued liabilities	(2,028)	719
Net cash used in operating activities of continuing operations	(8,763)	(3,905)
Net cash used in operating activities of discontinued operations	(206)	(88)
Net cash used in operating activities	(8,969)	(3,993)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(2,260)	(1,131)
Proceeds from sale of equipment, property and leasehold improvements	20	29
Net cash used in investing activities of continuing operations	(2,240)	(1,102)
Net cash used in investing activities of discontinued operations	(745)	(113)
Net cash used in investing activities	(2,985)	(1,215)
Cash flows - financing activities:
Shares surrendered in lieu of tax withholding	0	(2)
Net cash used in financing activities	0	(2)
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(196)	227
Effects of exchange rate changes on cash and cash equivalents of discontinued operations	(246)	(9)
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(442)	218
Net change in cash and cash equivalents of discontinued operations	(1,197)	(210)
Net decrease in cash and cash equivalents of continuing operations	(11,199)	(4,782)
Cash and cash equivalents at the beginning of the period	29,881	24,899
Cash and cash equivalents at the end of the period	$18,682	$20,117

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended on July 3, 2015 and encompassed 13 weeks, while our third quarter of the prior fiscal year ended on June 27, 2014 and also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of July 3, 2015, and our results of operations for the three months and nine months ended July 3, 2015 and June 27, 2014, and our cash flows for the nine months ended July 3, 2015 and June 27, 2014. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—SHARE-BASED COMPENSATION

Share-based compensation expense related to grants of employee stock options and restricted stock units was less than $0.1 million for both the three months ended July 3, 2015 and June 27, 2014, and was charged in a manner consistent with the related employee salary costs. Shared-based compensation expense for the nine months ended July 3, 2015 was less than $0.1 million compared to $0.3 million for the nine months ended June 27, 2014.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities from continuing operations, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Nine months ended	Year ended
	July 3, 2015	October 3, 2014

ARO balance, beginning of period	$1,656	$1,766
Accretion expense	59	89
Settlement of ARO liability	0	(186)
Foreign currency translation	(34)	(13)
ARO balance, end of period	$1,681	$1,656

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 250,000 stock options were excluded from the computations of diluted earnings per share for the three and nine month periods ended July 3, 2015 and approximately 200,000 stock options were excluded for the three and nine month periods ended June 27, 2014, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Numerator:
Loss from continuing operations	$(4,303)	$(2,950)	$(10,549)	$(6,862)
Income (loss) from discontinued operations	-	204	(2,765)	242
Net loss	$(4,303)	$(2,746)	$(13,314)	$(6,620)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,223	13,224	13,221
Effect of dilutive securities	0	0	0	0
Diluted	$13,224	$13,223	$13,224	$13,221

(Loss) income per common share - basic and diluted:
Continuing operations	$(0.33)	$(0.22)	$(0.80)	$(0.52)
Discontinued operations	-	0.01	(0.21)	0.02
Basic and diluted loss per share	$(0.33)	$(0.21)	$(1.01)	$(0.50)

NOTE 5—INCOME TAXES

          Our income tax provision for continuing operations in our third quarter of fiscal year 2015 was $0.2 million, as compared to $0.1 million in our third quarter of fiscal year 2014. Our income tax provision for continuing operations for our first nine months of fiscal year 2015 was $0.4 million, as compared to $0.5 million for the first nine months of fiscal year 2014. Our third quarter and nine months to date 2015 and 2014 income tax provisions are composed primarily of income tax expense for our foreign subsidiaries and an adjustment of our U.S. income tax expense for fiscal year 2014 to reflect a true up of the actual return to provision estimates. Learning Tree established a valuation allowance against deferred tax assets in the U.S. in the third quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the third quarter of fiscal year 2015.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in a consistent manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the three and nine month periods ended July 3, 2015 or June 27, 2014.

We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.  On March 3, 2015, Learning Tree completed the sale of its subsidiary in France, Learning Tree International S.A. (“LTRE(FR)”) to Educinvest SPRL (“Educinvest”) (the “Sale Transaction”). Our business in France is now limited to receiving a license fee for course content licensed to Educinvest. See Note 12 “Discontinued Operations” for additional information. Summarized financial information by country for the three months and nine months ended July 3, 2015 and June 27, 2014 from continuing operations are as follows:

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Revenues:
United States	$15,147	$14,925	$40,621	$40,329
Canada	1,392	2,047	6,681	8,824
North America	16,539	16,972	47,302	49,153

United Kingdom	4,878	6,872	16,831	21,205
Sweden	822	1,391	3,770	5,187
Japan	464	483	1,352	1,467
Total	$22,703	$25,718	$69,255	$77,012

Gross profit:
United States	$5,464	$5,948	$14,211	$13,818
Canada	594	1,090	3,399	5,264
North America	6,058	7,038	17,610	19,082

United Kingdom	1,580	3,052	6,357	9,069
Sweden	393	781	2,354	3,221
Japan	311	315	885	985
Total	$8,342	$11,186	$27,206	$32,357

	July 3,	June 27,
	2015	2014
Total assets:
United States	$23,254	$29,931
Canada	3,859	4,024
North America	27,113	33,955

United Kingdom	12,604	16,124
Sweden	3,591	5,022
Japan	1,489	1,652
Total	$44,797	$56,753

NOTE 8—STOCKHOLDERS’ EQUITY

During the three and nine months ended July 3, 2015 and June 27, 2014 we did not repurchase any shares of our common stock.

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months and nine months ended July 3, 2015 and June 27, 2014.

NOTE 10—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets:

Current Portion of Deferred Facilities Rent and Other

	July 3,	October 3,
	2015	2014
Deferred rent	$1,101	$1,050
LA lease liability	463	658
	$1,564	$1,708

Deferred Facilities Rent and Other

	July 3,	October 3,
	2015	2014
Deferred rent	$2,803	$3,420
LA lease liability	0	301
	$2,803	$3,721

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the standard is effective for us on September 30, 2018 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect to early adopt ASU 2014-15. We are currently evaluating the impact that this standard will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

NOTE 12—DISCONTINUED OPERATIONS

On March 3, 2015, we entered into an Agreement (“Agreement”) to sell our subsidiary in France, LTRE(FR), to Educinvest for consideration of €1 (One Euro). The Sale Transaction was consummated on the same date that the Agreement was signed by the parties. The purchase price was established in recognition of the potential liabilities being assumed by Educinvest related to continuation of the LTRE(FR) business. As part of the Sale Transaction, Learning Tree and Educinvest concurrently entered into a license agreement, dated March 3, 2015 (the “License Agreement”). After the closing of the Sale Transaction, we agreed to provide certain temporary services to Educinvest, including the use of its website and the operational systems in place for a period of two years after the closing date. In connection with the Sale Transaction, we also agreed that during the term of the License Agreement we will not, without the prior written consent of Educinvest, (i) establish a physical presence in mainland France in competition with the business of LTRE(FR) as carried on as of the closing of the Sale Transaction or (ii) solicit employees of LTRE(FR), except for persons responding to general recruitment advertisements not specifically targeting LTRE(FR).

The sale of LTRE(FR) resulted in a loss of $2.5 million. This loss plus the results of operations for LTRE(FR) for the nine months ended July 3, 2015 and the three and nine months ended June 27, 2014 have been reclassified to the income (loss) from discontinued operations line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) presented herein. In addition, historical Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flow amounts have also been reclassified as discontinued operations.

Calculation of the loss on disposal of LTRE(FR):
(in thousands)
Investment in Learning Tree International S.A.	$1,324
Costs of sale	619
Cumulative translation adjustment realized	558
Loss on sale	$2,501

The assets and liabilities classified as discontinued operations in our condensed consolidated balance sheet for the fiscal year ended October 3, 2014 are set forth below. There were no assets or liabilities classified as discontinued operations as of July 3, 2015.

October 3,
2014
Assets
Current Assets:
Cash and cash equivalents	$1,197
Trade accounts receivable, net	2,700
Other current assets	575
Total current assets	4,472
Equipment, Property and Leasehold Improvements:
Property and leasehold improvements	6,453
Less: accumulated depreciation and amortization	(5,986)
467
Other assets	171
Total long term assets	638

Total assets	$5,110

Liabilities
Current Liabilities:
Trade accounts payable	$1,141
Accrued payroll, benefits and related taxes	1,224
Other accrued liabilities	228
Total current liabilities	2,593
Asset retirement obligations	224
Deferred facilities rent and other	23
Total long term assets	247

Total liabilities	$2,840

The summarized operating results of LTRE(FR) included in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) are as follows:

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Revenues	$0	$3,041	$3,335	$8,773
Cost of revenues	0	1,600	2,046	4,536
Gross profit	0	1,441	1,289	4,237
Operating expenses	0	1,269	1,626	4,003
Income (loss) from operations	0	172	(337)	234
Other income (expense) net	0	4	(44)	13
Income (loss) from discontinued operation before income taxes	$0	$176	$(381)	$247

NOTE 13—RESTRUCTURING ACTIVITY

 In September 2012, we announced a worldwide reduction in our workforce involving approximately 40 employees and our intention to close the Los Angeles, California, office facility, which closure was completed in the first quarter of fiscal year 2013. In fiscal year 2013, we recorded a restructuring charge of $1.3 million for the estimated liability associated with future rentals due under the property lease as of the cease use date and for employee severance costs for those employees who chose not to relocate to our offices in Virginia. The fair value of the lease liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. In June 2014, we re-evaluated the estimated sublease rentals as we have been unable to find a subtenant for the Los Angeles office facility. As a result, we recorded an additional $0.5 million restructuring charge in our third quarter of fiscal year 2014. No restructuring charges were recorded during the three and nine months ended July 3, 2015.

NOTE 14—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of July 3, 2015 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that the following subsequent event should be disclosed:

On July 13, 2015, we notified The NASDAQ Stock Market LLC (“NASDAQ”) that our shares of common stock would be delisted from the NASDAQ Global Market (“Global Market”) since we no longer satisfied the Global Market’s listing requirements.

In connection with the delisting of our common stock from the Global Market, Learning Tree applied to have its common stock quoted on the OTCQX US Market (“OTCQX”). On July 23, 2015, our common stock began trading on the OTCQX market. The trading symbol for Learning Tree’s common stock continues to be “LTRE.” Concurrently, on July 23, 2015, we filed a notification of removal from listing on the Nasdaq Stock Market and deregistration of our common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on Form 25 with the SEC.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may,” or other similar expressions in this Report. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, future operating expenses, future gross profits, earnings or losses, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; risks associated with cyber security; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 10 and elsewhere in our 2014 10-K, as well as in our other filings with the SEC.

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

We market and deliver our courses through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan. Concurrent with the sale of our French subsidiary in March 2015, we now operate in France through a license agreement with Educinvest. For the third quarter of fiscal year 2015, we generated approximately 33% of our revenues internationally. Our sophisticated infrastructure and logistics capabilities allow us to coordinate, plan and deliver Learning Tree courses at our Education Centers and external hotel and conference facilities worldwide. We also present standard or customized courses at customer facilities whenever and wherever desired, with quality standards that are identical to the courses presented in our Learning Tree Education Centers.

We also offer courses through Learning Tree AnyWare™ — our web-based attendance platform. With the use of our AnyWare™ platform, our clients anywhere in the world can participate in any live course event being taught at any of our Education Centers, without the need to travel or commute to the actual course site. Our clients can take our courses at work, home, or at one of our AnyWare™ Learning Centers. Including our licensee in France, we currently have a total of 62 AnyWare™ Learning Centers worldwide which provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for learning and training.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into French, Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites. Select Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an Axelos Strategic Accredited Training Partner; an International Institute of Business Analysis (“IIBA”) Endorsed Education Provider; and a SFIA Foundation Accredited Training Partner.

Our instructors are not full-time employees of Learning Tree; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms while working on development and management projects as independent consultants or full-time employees elsewhere when they are not teaching. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so over half of our course delivery costs are variable. On average, each of our expert instructors teaches about 10 courses per year on an “as needed” basis.

We continue our tradition of excellence by always seeking to improve our core strengths: expert instructors, proprietary content library, extensive skills enhancement services, state-of-the-art classrooms and worldwide course delivery systems. We believe that quality and customer satisfaction remain the underlying driving forces for our long-term success.

KEY METRICS OF OUR THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL YEAR 2015

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended on July 3, 2015 and encompassed 13 weeks, while our third quarter of the prior fiscal year ended on June 27, 2014 and also encompassed 13 weeks. The nine months ended July 3, 2015 and June 27, 2014 each encompassed 37 weeks.

Following the sale of LTRE (FR) in March 2015, we have reclassified the historical operating results, including operating statistics of LTRE(FR) to discontinued operations. The following discussions reflect comparisons of our continuing operations excluding LTRE(FR).

 The following is an overview of our results of continuing operations and net losses for the third quarter of fiscal year 2015, compared to the same quarter of fiscal year 2014:

•	Revenues decreased to $22.7 million from $25.7 million.

•	Gross profit declined to 36.7% of revenues from 43.5% of revenues.

•	Operating expenses decreased by $1.7 million to $12.4 million from $14.1 million. Operating expenses were 54.5% of revenues compared to 54.6% of revenues.

•	Loss from continuing operations was $4.3 million compared to a loss from continuing operations of $2.9 million.

•	Net loss totaled $4.3 million compared to a net loss of $2.7 million.

The following is an overview of our results of continuing operations, discontinued operations, and net losses for the nine months ended July 3, 2015, compared to the equivalent period of fiscal year 2014:

•	Revenues decreased to $69.3 million from $77.0 million

•	Gross profit declined to 39.3% of revenues from 42.0% of revenues.

•	Operating expenses decreased by $1.0 million to $37.7 million from $38.7 million. Operating expenses were 54.4% of revenues compared to 50.2% of revenues.

•	Loss from continuing operations was $10.5 million compared to a loss from continuing operations of $6.9 million.

•	Loss from discontinued operations totaled $2.8 million compared to income from discontinued operations of $0.2 million.

•	Net loss totaled $13.3 million compared to a net loss of $6.6 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended		Nine months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.3%	56.5%	60.7%	58.0%
Gross profit	36.7%	43.5%	39.3%	42.0%
Operating expenses:
Course development	11.3%	7.0%	9.2%	7.0%
Sales and marketing	23.7%	21.9%	24.6%	21.4%
General and administrative	19.5%	25.7%	20.6%	21.8%
	54.5%	54.6%	54.4%	50.2%
Loss from operations	(17.8)%	(11.1)%	(15.1)%	(8.2)%
Other income (expense):
Interest income, net	0.0%	0.0%	0.0%	0.0%
Foreign exchange losses	(0.2)%	0.0%	0.5%	(0.1)%
Other, net	0.0%	0.0%	0.0%	0.0%
	(0.2)%	0.0%	0.5%	(0.1)%

Loss from continuing operation before provision for income taxes	(18.0)%	(11.1)%	(14.6)%	(8.3)%
Provision for income taxes	1.0%	0.4%	0.6%	0.6%
Loss from continuing operations	(19.0)%	(11.5)%	(15.2)%	(8.9)%

Discontinued operations (Note 12)
Loss from discontinued operations (including loss on disposal of $2,500), net of tax	0.0%	0.8%	(4.0)%	0.3%
Net loss	(19.0)%	(10.7)%	(19.2)%	(8.6)%

THREE MONTHS AND NINE MONTHS ENDED JULY 3, 2015 COMPARED WITH THE THREE MONTHS AND NINE MONTHS ENDED JUNE 27, 2014

Revenues. Revenues from continuing operations of $22.7 million in our third quarter of fiscal year 2015 were 11.7% lower than revenues of $25.7 million in the same quarter of fiscal year 2014. The decrease in revenues primarily resulted from a 6.5% decrease in average revenue per participant and a 5.5% decrease in the number of course participants. The decrease in the average revenue per participant was caused primarily by changes in foreign exchange rates, which negatively impacted revenues by approximately 3.9% quarter over quarter, and the lower average revenue per participant from one-day courses which we began introducing in the second quarter of fiscal year 2015. The decrease in the number of course participants compared to the same quarter of our prior year was primarily due to the continued decline in enrollments in the United Kingdom and Sweden. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules were $1.0 million higher for the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014.

During our third quarter of fiscal year 2015, we trained 13,862 course participants from continuing operations, a 5.5% decrease from the 14,676 course participants we trained in our third quarter of fiscal year 2014. We provided 50,003 attendee-days of training during our third quarter of fiscal year 2015, a 6.4% decrease from the 53,401 attendee-days of training we provided in the same quarter in fiscal year 2014. In our IT courses, we provided 29,527 attendee-days of training during our third quarter of fiscal year 2015, a 1.8% decrease from the 30,069 attendee-days in the corresponding period in fiscal year 2014. In our management courses, we provided 20,476 attendee-days of training during our third quarter of fiscal year 2015, a 12.2% decrease from the 23,332 attendee-days in the corresponding period in fiscal year 2014.

Our revenues from continuing operations of $69.3 million during our first nine months of fiscal year 2015 were 10.1% lower than revenues of $77.0 million in the same period of fiscal year 2014. The decrease in revenues primarily resulted from a 5.8% decrease in the number of course participants and a 4.5% decrease in average revenue per participant. The decrease in the number of course participants is primarily due to the weakened demand in Europe. The decrease in average revenue per participant was caused primarily by changes in foreign exchange rates. Revenues were negatively impacted by approximately 4.0% period over period as a result of changes in foreign exchange rates.

During our first nine months of fiscal year 2015, we trained 41,378 course participants from continuing operations, a 5.8% decrease from the 43,928 course participants we trained in our first nine months of fiscal year 2014. We provided 145,371 attendee-days of training during our first nine months of fiscal year 2015, 7.3% fewer than the 156,830 attendee-days in the same period in fiscal year 2014. In our IT courses during our first nine months of fiscal year 2015, we provided 87,731 attendee-days of training, a 4.2% decrease from the 91,577 attendee-days in the corresponding period in fiscal year 2014. In our management courses during our first nine months of fiscal year 2015, we provided 57,640 attendee-days of training, an 11.7% decrease from the 65,253 attendee-days in the corresponding period in fiscal year 2014.

We continue to strategically review our operations to identify opportunities to increase revenues. We are actively working to leverage our library of course materials to produce incremental revenue generating capabilities. In addition, we continue to collaborate with the IT community to identify the services they need to enhance the skills and knowledge of their workforce in order to accomplish their projects and goals.

 Cost of Revenues. Our cost of revenues from continuing operations primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our third quarter of fiscal year 2015, we presented, from continuing operations, 1,184 events, an 11.4% increase from 1,063 events during the same period in fiscal year 2014 primarily due to the addition of one-day events in the third quarter of fiscal year 2015. Our cost of revenues for our third quarter of fiscal year 2015 was $14.4 million, or 63.3% of revenues, compared to $14.5 million, or 56.5% of revenues, in the same period in fiscal year 2014. Accordingly, our gross profit percentage for our third quarter of fiscal year 2015 was 36.7% compared to 43.5% in the same period of fiscal year 2014.

The change in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2015 primarily reflects the 6.5% decrease in revenue per participant and a 4.6% increase in cost per participant. The increase in cost per participant is primarily the result of the relatively fixed costs to operate our education centers spread over fewer participants and a 15.2% decrease in the number of participants per event as a result of introducing more one-day events. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first nine months of fiscal year 2015, we presented from continuing operations 3,381 events, a 1.8% increase from 3,321 events during the same period in fiscal year 2014. Our cost of revenues for our first nine months of fiscal year 2015 was $42.0 million, or 60.7% of revenues, compared to $44.7 million, or 58.0% of revenues, in the same period in fiscal year 2014. The change in cost of revenues as a percentage of revenues during our first nine months of fiscal year 2015 primarily reflects the 4.5% decrease in revenue per participant. Accordingly, our gross profit percentage for our first nine months of fiscal year 2015 was 39.3% compared to 42.0% in the same period of fiscal year 2014.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our third quarter of fiscal year 2015, course development expenses were 11.3% of revenues, compared to 7.0% in our third quarter of fiscal year 2014. Overall spending on course development in our third quarter of fiscal year 2015 was $2.6 million, compared to $1.8 million spent on course development in our third quarter of fiscal year 2014. The $0.8 million increase in course development expenses was related primarily to the continued development of a series of 1-Day Boot Camp courses.

Course development expense during our first nine months of fiscal year 2015 was $6.4 million, an increase of $1.0 million compared to $5.4 million in the same period of fiscal year 2014.

In our third quarter of fiscal year 2015, we introduced three new multi-day IT course titles, two new multi-day management course titles, and 52 one day course titles. At the end of our third quarter of fiscal year 2015, our library of instructor-led courses numbered 274 titles compared with 181 titles at the end of the same quarter of fiscal year 2014. At the end of our third quarter of this fiscal year, we had 121 multi-day IT titles in our course library, compared with 117 multi-day titles at the end of the same quarter of fiscal year 2014. Our library of multi-day management titles numbered 67 at the end of our third quarter of fiscal year 2015, compared to 60 at the end of the same quarter of fiscal year 2014. Our library of 1-Day Boot Camp courses numbered 86 at the end of our third quarter of fiscal year 2015, compared to no such courses at the end of the same quarter of fiscal year 2014.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of: designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses from continuing operations in our third quarter of fiscal year 2015 were 23.7% of revenues, compared to 21.9% in the same quarter of fiscal year 2014. Sales and marketing expenses were $5.4 million in our third quarter of fiscal year 2015, compared to $5.6 million during our third quarter of fiscal year 2014. The decrease is primarily due to the favorable impact of foreign exchange rates on the expenses incurred by our foreign subsidiaries when compared to the third quarter of fiscal year 2014.

Sales and marketing expenses from continuing operations during our first nine months of fiscal year 2015 were $17.0 million, an increase of $0.5 million compared to $16.5 million in the same period of fiscal year 2014. The increase is primarily due to increases in direct selling costs, partially offset by the favorable impact of foreign exchange rates on the expenses incurred by our foreign subsidiaries when compared to the first nine months of fiscal year 2014.

General and Administrative Expenses. General and administrative expense in our third quarter of fiscal year 2015 was 19.5% of revenues, compared with 25.7% for the same quarter in fiscal year 2014. General and administrative expenses during our third quarter of fiscal year 2015 were $4.4 million, a decrease of $2.2 million compared to $6.6 million in our third quarter of fiscal year 2014. The decrease was due primarily to lower labor and professional service costs in the current quarter and the absence of one-time charges for restructuring and severance costs that were incurred in the third quarter of fiscal year 2014.

General and administrative expense during our first nine months of fiscal year 2015 was $14.3 million, a decrease of $2.5 million compared to $16.8 million in the same period of fiscal year 2014. In addition to the decrease in costs during the quarter explained above, the first nine months of fiscal year 2015 were also favorably impacted by changes in foreign exchange rates on the expenses incurred by our foreign subsidiaries.

During fiscal year 2015, we have implemented company-wide cost reduction strategies that we believe will result in annual cost savings of $5.0 to $8.0 million.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our third quarter of fiscal year 2015 and fiscal year 2014, we had other expense of less than $0.1 million, both primarily from foreign exchange gains or losses.

During our first nine months of fiscal year 2015 other income totaled $0.3 million compared to other expense of less than $0.1 million in our first nine months of fiscal year 2014, again primarily from foreign exchange gains or losses.

Income Taxes. Our income tax provision in our third quarter of fiscal year 2015 was $0.2 million, compared to less than $0.1 million in our third quarter of fiscal year 2014. Our third quarter of fiscal year 2015 and 2014 income tax provisions are primarily related to true ups of the actual return to provision estimates and the income tax expense of our foreign subsidiaries.

Our income tax provision for our first nine months of fiscal year 2015 was $0.4 million, compared to $0.5 million for our first nine months of fiscal year 2014.

Loss from Continuing Operations. Our loss from continuing operations for our third quarter of fiscal year 2015 was $4.3 million compared to a loss of $2.9 million for our third quarter of fiscal year 2014.

For the first nine months of fiscal year 2015, our loss from continuing operations was $10.5 million compared to a loss of $6.9 million in the first nine months of fiscal year 2014.

Loss from Discontinued Operations. We had no loss from discontinued operations in our third quarter of fiscal year 2015 compared to income of $0.2 million in our third quarter of fiscal year 2014.

For the first nine months of fiscal year 2015, our loss from discontinued operations was $2.8 million compared to income of $0.2 million in the first nine months of fiscal year 2014.

Net Loss. Our net loss for our third quarter of fiscal year 2015 was $4.3 million compared to net loss of $2.7 million for our third quarter of fiscal year 2014.

Our net loss for our first nine months of fiscal year 2015 was $13.3 million compared to net loss of $6.6 million for our first nine months of fiscal year 2014.

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

In addition, we use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Both the third quarter of the current fiscal year ending July 3, 2015 and the third quarter of the prior fiscal year ending June 27, 2014 encompassed 13 weeks.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at July 3, 2015 included cash and cash equivalents on hand of $18.7 million. During the first nine months of fiscal year 2015, our total cash and cash equivalents of continuing operations decreased by $11.2 million, primarily as a result of cash used in operating activities of $8.8 million, cash used for capital expenditures of $2.2 million, and effects of exchange rate changes on cash and cash equivalents of $0.2 million.

At July 3, 2015, our net working capital (current assets minus current liabilities) was ($3.1) million, a $10.7 million decrease from our working capital balance at October 3, 2014. Current assets from continuing operations decreased $14.9 million during the period, due primarily to decreases in trade accounts receivable and cash. Current liabilities from continuing operations decreased $4.2 million during the period, primarily due to decreases in deferred revenues and accrued expenses.

 Cash Flows from Continuing Operations. Our cash and cash equivalents from continuing operations decreased $11.2 million to $18.7 million at July 3, 2015 from $29.9 million at October 3, 2014, as follows:

	Nine months ended
(in thousands)	July 3, 2015	June 27, 2014	Net Change
Cash used in operating activities of continuing operations	$(8,763)	$(3,905)	$(4,858)
Cash used in investing activities of continuing operations	(2,240)	(1,102)	(1,138)
Cash used in financing activities of continuing operations	0	(2)	2
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(196)	227	(423)
Net decrease in cash and cash equivalents of continuing operations	$(11,199)	$(4,782)	$(6,417)

Cash used in continuing operating activities increased $4.9 million in the first nine months of fiscal year 2015, compared to the first nine months of fiscal year 2014 primarily due to the larger loss from continuing operations for the current period of $10.5 million compared to a loss of $6.9 million for the first nine months of fiscal year 2014. Cash used by investing activities of continuing operations increased by $1.1 million in the first nine months of fiscal year 2015 compared to the first nine months of fiscal 2014, due primarily to increased capital spending for equipment and leasehold improvements.

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

Capital Requirements. During the nine months ended July 3, 2015, we made capital expenditures of $2.2 million for the purchase of network computer equipment, classroom computers and other equipment, and leasehold improvements. We have implemented cloud technology which is expected to reduce future purchases of new classroom computer equipment. We currently have no plans to purchase equipment or other capital assets during the remainder of fiscal year 2015. We anticipate any build out requirements of our new headquarters facility lease will be fully reimbursed by the tenant improvement allowance being provided by the landlord. Our contractual obligations as of July 3, 2015 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2014 10-K.

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

FUTURE OUTLOOK

 Due to our use of the 52- or 53- week fiscal year, our fourth quarter of fiscal year 2015 will have 13 weeks, one less than the fourth quarter of fiscal year 2014 which had 14 weeks. As a result, our fiscal year 2015 will have 52 weeks, as compared to 53 weeks for fiscal year 2014.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the average exchange rates through August 4, 2015 remain constant for the remainder of our fourth quarter of fiscal year 2015, then we would expect foreign exchange rates to negatively impact third quarter revenues from continuing operations by approximately 3.6% when compared to the fourth quarter of fiscal year 2014. To the extent that the U.S. dollar continues its rise against the functional currencies of our foreign subsidiaries, we would expect to experience further negative impact to our fourth quarter 2015 revenues. As a large percentage of our overhead costs are U.S. dollar based, we would expect the corresponding positive impact to expense to be substantially less.

Fourth Quarter Revenues. We currently expect revenues from continuing operations for our fourth quarter of fiscal year 2015 of between $24.7 million and $25.7 million, compared to revenues of $30.0 million in our fourth quarter of fiscal year 2014.

Fourth Quarter Gross Profit. We expect a gross profit percentage from continuing operations in our fourth quarter of fiscal year 2015 of between 39.9% and 41.3% compared to 46.4% in our fourth quarter of fiscal year 2014.

Fourth Quarter Operating Expenses. We expect overall operating expenses from continuing operations for our fourth quarter of fiscal year 2015 to be between $12.6 million and $13.2 million, compared to $13.7 million in our fourth quarter of fiscal year 2014.

Fourth Quarter (Loss) Income from Operations. As a result of the above factors, we expect to incur a fourth quarter operating loss from continuing operations of between $2.0 million and $3.4 million compared with operating income from continuing operations of $0.3 million in our fourth quarter of fiscal year 2014. The income in the fourth quarter of fiscal year 2014 included a $6.3 million gain from the sale of our headquarters building.

Fourth Quarter Other Income (Expense), Net. We expect fourth quarter other expense to be less than $0.1 million, approximately the same amount as in the fourth quarter of fiscal year 2014.

Fourth Quarter Pre-Tax (Loss) Income. Overall, we expect to report a pre-tax loss from continuing operations for our fourth quarter of fiscal year 2015 of between $2.0 million and $3.5 million, compared with pre-tax income from continuing operations of $6.6 million in our fourth quarter of fiscal year 2014.

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

PART II—OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS.

As of July 3. 2015, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

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

We recently moved from the Nasdaq Stock Market (NASDAQ) to the OTCQX US Market (OTCQX).

 As previously disclosed, on May 20, 2015, the Company received a notice from NASDAQ that the Company was not in compliance with the minimum stockholders’ equity requirement of $10.0 million for continued listing on the Global Market under NASDAQ Listing Rule 5450. Based on the Company not being able to meet the continued listing requirements of NASDAQ due to the expected financial performance of the Company in the near term, the Company’s common stock was delisted from NASDAQ and ceased trading on NASDAQ on July 22, 2015. Beginning on July 23, 2015, the Company’s common stock is being quoted on the OTCQX.  As a result, some shareholders have and may continue to sell their shares, and we may not be able to attract institutional investors in future financing transactions.

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

August 11, 2015

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