Form 10-K
period 2015-10-02
LEARNING TREE INTERNATIONAL, INC.
filed 2015-12-15
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27248

LEARNING TREE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1831 Michael Faraday Dr. Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

(703) 709-9119

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of March 12, 2015 was $9,049,115. (Excludes 7,568,652 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates)

The number of shares of common stock, $.0001 par value, outstanding as of December 01, 2015, was 13,224,349.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report” or “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following:

•	the timely development, introduction, and customer acceptance of our courses and other products;

•	efficient delivery and scheduling of our courses;

•	technology development and new technology introduction;

•	competition;

•	international operations, including currency fluctuations;

•	attracting and retaining qualified personnel;

•	intellectual property, including having to defend potential infringement claims;

•	changing economic and market conditions; and

•	adverse weather conditions, strikes, acts of war or terrorism and other external events.

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

SPECIAL NOTE REGARDING CLASSIFICATION AS A SMALLER REPORTING COMPANY

Our Form 10-K for our fiscal year ended October 2, 2015 has been prepared following the Securities and Exchange Commission (“SEC”) guidelines for a smaller reporting company as defined by 229.10 (Item 10) of Regulation S-K. The rules and guidelines for a smaller reporting company allow a company to reduce the amount of historical disclosure required. As such, certain disclosures present in prior years’ reports have been omitted from this Form 10-K as Not Applicable or shortened to only show the current and prior year comparisons.

PART I

Item  1.            BUSINESS.

As used in this Report (unless the context otherwise requires) “Learning Tree”, “we”, “our”, and “us” refer to Learning Tree International, Inc. and its subsidiaries.

Overview

Learning Tree International, Inc. is a leading worldwide vendor-independent provider to business and government organizations for the training and education of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality training to over 2.4 million IT professionals and managers. In fiscal year 2015, while presenting courses in 38 countries, we trained 59,925 course participants from approximately 7,000 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad proprietary library of intensive instructor-led courses from one to five days in length, which at October 2, 2015 comprised 345 different course titles representing 4,503 hours of training, including 122 multi-day IT course titles, 70 multi-day management course titles, and 153 1-Day Boot Camp course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan, and with the sale of our French subsidiary in February 2015, through a licensee arrangement in France. In fiscal year 2015 we generated approximately 40% of our revenues outside of the United States. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish and Japanese. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites.

Based on their sophistication and quality, select Learning Tree courses are recommended for one to two semester hours of college credit by the American Council on Education. In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an International Institute of Business Analysis (“IIBA”) Endorsed Education Provider; and a SFIA Foundation Accredited Training Partner.

Business Strategy

Our long-term objective is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers and to become the provider of choice for large national and multinational companies, medium-size companies and government organizations. Over the past few years, we have started working with clients to address the life cycle of organizational performance challenges. To that end, we recently introduced IT Workforce Optimization Solutions, a comprehensive suite of services to support IT organizations in: defining organizational structure, processes, and job roles; assessing current staff skills and abilities; and implementing performance improvements by enhancing the skills and abilities of staff and helping to implement process improvements. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

Commitment to Quality Training. For the past 41 years, we have set the highest standards of excellence in educating and training IT professionals and managers throughout the world. We believe these standards have driven our long-term success. Our course participants have consistently rated Learning Tree instructors and courses at the top end of the scale. These ratings reflect our ongoing commitment to quality and innovations in instructional delivery, including our patented MagnaLearn™ Instructional Enhancement System, AdaptaLearn™ Hands-On Learning System, After-Course Instructor Coaching, Computing Sandbox for Practice and Experiments, as well as the latest up-to-date hands-on course equipment, continuing revision and updating of our course materials, and the ongoing training and coaching of our already superb instructors. Our AnyWare™ e-Learning platform extends the full range of Learning Tree features and standards to our online participants, so that they enjoy the same results as our in-class participants.

 High Quality Instructor Team. As of October 2, 2015, we had 605 course instructors located around the world. Learning Tree instructors are practicing professionals with expert subject knowledge. Our average instructor has over 20 years of “hands-on, real world” experience in the fields that they teach. Learning Tree instructors teach an average of approximately 9 course events per year on an “as-needed” basis. During the rest of the year, they work for other organizations either as full-time employees or as independent technical or management consultants. This “on-demand” structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to our customers’ needs for IT and management skills training. Our course participants particularly benefit because Learning Tree instructors generally spend the majority of their time working in industry settings, and therefore provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments. Our instructors also provide us with unique access to a large pool of industry experts on IT and management trends throughout the world that is especially valuable in our decisions and development process for new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a highly systemized process in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal as evidenced by our annual instructor retention rate of over 90%.

Broad Proprietary Course Library. We offer a broad, proprietary course library which as of October 2, 2015 totaled 345 instructor-led one- to five-day course titles comprising a total of 4,503 hours of classroom instruction covering a wide range of IT and management topics.

The following table itemizes the number of Learning Tree course titles by curriculum as of October 2, 2015:

Curriculum	Number of Course Titles	Total Hours of Training
SQL Server	28	309
Management & Leadership	28	210
Project Management	24	265
SharePoint	23	316
Agile and Scrum	22	233
Web Development & XML	22	200
Windows Systems	21	378
Cyber Security	21	309
.NET/Visual Studio	18	225
Java, Perl & Python Programming	16	200
Business Analysis	16	176
Oracle Databases	15	275
ITIL® & COBIT® Training	14	300
Networking & Virtualization	12	185
Software Development	12	166
Big Data	12	127
Linux & UNIX	11	166
Microsoft Office	10	112
Communication	8	150
Cloud Computing	6	86
Mobile App Development & Apple Programming	5	114
Programming Fundamentals	1	1
Total	345	4,503

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

As of October 2, 2015, we offered 122 multi-day titles in our IT curriculum, compared to 117 multi-day titles at the end of fiscal year 2014. As of October 2, 2015, we offered 70 multi-day titles in our management curriculum, compared to 62 multi-day titles at the end of fiscal year 2014. During fiscal year 2015 we developed and added 153 one-day courses to our course library, bringing the total number of courses offered to 345. To assist participants in their long-term professional development, we offer Learning Tree Specialist and Expert Certifications in 25 different disciplines in which participants earn their Learning Tree-issued certification by successfully completing either two or three specific Learning Tree courses in a particular field, and demonstrating mastery by passing the certification examination associated with the specific courses. Expert Certification also requires the successful completion of an in-depth, hands-on assessment exam.

Over our 41-year history, we have developed and implemented a well-defined, systematic approach for rapidly developing, customizing and updating courses in the Learning Tree library and for translating our course content into multiple languages. We organize courses into curricula that reflect general topics or disciplines. We continuously update our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of our customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2015, in addition to the 153 new 1-Day Boot Camp course titles, we introduced 20 new multi-day course titles and retired 8 multi-day titles. We expect course development costs to vary in the future, primarily depending on the number of new titles we introduce in any period, as well as the overall size of the total course library we must maintain.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world, and by making our advertised course titles available online through Learning Tree AnyWare™. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses on demand at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 605 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver our Learning Tree courses both domestically and internationally.

In fiscal year 2015, we presented 5,128 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 38 countries. We currently operate wholly owned subsidiaries in the United States (since 1974), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. In fiscal year 2015 our foreign operations produced approximately 40% of our revenues. See Note 9 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. On an on-going basis, we evaluate the advisability of expansion or contraction of our operations both within cities and countries with existing Learning Tree Education Centers and in new cities or countries.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, medium-sized companies and government organizations throughout the world, and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Our customers operate in a wide range of sectors, including finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Of our 100 largest clients in fiscal year 2010, 99 were still our clients five years later in fiscal year 2015. In fiscal year 2015, we provided training to 59,925 course participants, and over 150 of our corporate and government customers purchased more than $100,000 of Learning Tree training. No one commercial customer or government agency accounted for 10% or more of our revenues in fiscal year 2015.

Backlog. Our sales backlog at October 2, 2015 was $17.8 million. This compares to a sales backlog of $21.8 million at October 3, 2014. We reasonably expect the entire backlog to be executed within fiscal year 2016.

Multi-Tiered Sales and Marketing Organization. We have a multi-tiered sales and marketing organization that integrates direct mail, electronic marketing, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers.

As we have since our inception, we maintain a strong brand image for providing high-quality training for IT professionals and managers through the prominent use of our trademarks in our marketing and course materials. We market our courses primarily through direct mail and electronic mail to our proprietary database of approximately 3 million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses. We send targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. We also market our products and services over the Internet on our website (www.learningtree.com). Information contained on our website is not part of this Form 10-K.

As of October 2, 2015, our telemarketing sales team consisted of 78 telemarketers and related support staff. Our telemarketers call customer leads generated from direct mailings, e-mail marketing, website inquiries and other sales and marketing programs. In addition, our sales team follows up on customer inquiries, and works to identify key personnel at customers with the potential to become major customers. We use advanced business intelligence techniques to identify regions of our database that are profitable to mail, email and/or call, and those that are not.

As of October 2, 2015, we employed a field sales team of 34 direct field sales representatives and related support staff. Our direct sales force primarily focuses on selling training and services that are delivered on-site for our customers at their locations.

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

E-Learning and Blended Learning. IT and management training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Independent industry reports state that, consistent with the prior ten years, for the 2015 State of the Industry report, instructor-led classroom delivery continued to be the most widely used method for delivery of corporate training, with approximately 66% of all training being instructor-led. We believe this is because instructor-led training provides the greatest focus and ability for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem-solving with their instructor and fellow participants, and the opportunity to get expert advice on the application of the course material to their own projects. Furthermore, instructor-led classroom training insulates course participants from workplace interruptions and accelerates their learning of new technologies. The use of technology-based IT training formats, such as Internet-based e-learning, has gained acceptance in the IT and management training and education market, largely gaining market share at the expense of other self-study formats including video and printed materials.

We have continued to investigate technology-based training formats and how they might effectively be integrated into our training programs. We developed Learning Tree AnyWare™, our proprietary live online learning platform that integrates participants in remote online locations into live class events in another location. Remote participants use an ordinary Internet connection to connect to our AnyWare™  classroom interface. Once logged in, remote AnyWare™ class participants see and hear their classroom-based instructor and classmates in real time, and view the instructor’s annotations on two in-class MagnaLearn™ projection screens. They are able to participate in discussions, ask questions, work in breakout sessions, and complete the same hands-on exercises under the guidance of an expert instructor as their in-class counterparts. They gain the full benefit of our proprietary courseware, and achieve the same level of knowledge and skill transfer as in-class participants. Through AnyWare™, we effectively apply technology to leverage the strengths of our classroom offerings providing greater flexibility for our customers by providing them with more scheduled course dates from which to choose. With the use of our AnyWare™ product, our clients anywhere in the world can choose to participate in any course event being taught at any of our education centers, without the need to travel or commute to the actual course site.

As of October 2, 2015, we had a total of 43 Learning Tree AnyWare™ Learning Centers, including 35 stand-alone AnyWare™ Learning Centers in strategic locations in North America, six in the United Kingdom, two in Sweden, and another nine located within our North American Education Centers. These AnyWare™ Learning Centers provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for equipment, communication, Internet connectivity speed, and learning environment, at a location near to where they live or work, eliminating any added travel costs to attend a course at one of our education centers. Our typical stand-alone Learning Tree AnyWare™ Learning Center has the capacity to handle three to five attendees per day. They are typically located in short-term rental facilities that allow us to more easily address changes in demand. The AnyWare™ Learning Centers located within our existing North American Education Centers have the capacity to handle eight attendees each with some able to accommodate up to 15 attendees.

Employees

Our executive officers have extensive experience in the training and education industry with an average of over 20 years of experience with us and over 29 years of relevant industry experience.

On October 2, 2015, we had a total of 343 full-time equivalent employees, 116 of whom were employed outside the United States. We also utilized the services of 605 expert instructors to teach our courses on an “as-needed” basis.

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

Our MagnaLearn® Instructional Enhancement System is covered by patents in the United States and a number of foreign countries. The MagnaLearn® system gives Learning Tree instructors greater flexibility to customize and pace course presentations by allowing them to annotate, highlight and manipulate course materials on two independent projection screens, in real time. The system also provides automated feedback to our course development resources, allowing constant improvement of courses and the ability to consistently update courses immediately on a worldwide basis.

We have obtained patent protection in the United States and a number of foreign countries related to our Learning Tree AnyWareTM live online learning platform.

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

Available Information

We make available free of charge on our website (www.learningtree.com) our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. Information contained on our website is not part of this Form 10-K. Our 10-K may also be obtained free of charge by written request to the Chief Financial Officer, Learning Tree International, Inc., 1831 Michael Faraday Dr., Reston, VA 20190. Members of the public may read and copy any document that Learning Tree files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that issuers, including Learning Tree, file electronically with the SEC.

Item 1A.         RISK FACTORS.

You should carefully consider the following discussion of various risks and uncertainties, keeping in mind that they are not the only ones that affect us. Additional risks that we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us.

Price Fluctuations and Limited Market for Our Common Stock

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

Future Sales of Our Common Stock.

Sales of our common stock by our founders, officers, directors and employees could adversely and unpredictably affect the price of shares of our common stock. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 13,224,349 shares of common stock outstanding as of December 1, 2015, as of that date, we are authorized to issue up to 850,000 shares of common stock upon the exercise of outstanding options, and an additional 281,850 shares of common stock remained available for issuance of equity awards under our 2007 Equity Incentive Plan. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.

Our common stock is quoted on the OTCQX US Market (OTCQX) and has a limited trading market.

As of July 23, 2015, the Company’s common stock commenced being quoted on the OTCQX, and the quotation of our common stock on the OTCQX does not assure that a liquid trading market exists or will develop. Stocks traded on the OTCQX marketplace generally have limited trading volume and exhibit a wide spread between the bid/ask quotations than stocks traded on national exchanges. Moreover, a significant number of institutional investors have investment policies that prohibit them from trading in stocks on the OTCQX marketplace. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This significantly limits the liquidity of the common stock, and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

We do not now, and are not expected to in the foreseeable future, meet the listing standards of the Nasdaq Stock Market or any other national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQX. As a result, investors must bear the economic risk of holding their shares of our common stock for an indefinite period of time.

Our common stock is a “penny stock” which may adversely impact the liquidity of our common stock.

The SEC has adopted regulations that generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is, and is expected to continue to be in the near term, less than $5.00 per share and, therefore, a “penny stock.” Brokers and dealers effecting transactions in a “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. Those rules may restrict the ability of brokers or dealers to sell the Company’s common stock and may affect the ability of our stockholders to sell their shares of our common stock. In addition, if our common stock continues to be quoted on the OTCQX as we expect, then our stockholders may find it difficult to obtain accurate quotations for our stock, and may find few buyers to purchase our stock and few market makers to support its price.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative low priced securities will not be suitable for at least some customers. These FINRA requirements make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for our shares.

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

We may not be able to fully utilize our deferred tax assets and changes in our tax rates or exposure to additional tax liabilities could adversely affect our financial position. In fiscal year 2012, we established a valuation allowance against our deferred tax assets in the United States due to current year and projected future pre-tax book losses. We continued to maintain this valuation allowance throughout fiscal years 2013, 2014 and 2015. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part, primarily with respect to projected taxable income. The estimate of future taxable income can never be predicted with certainty. It is derived from budgets and strategic business plans but is dependent on numerous factors, some of which are beyond our control. Substantial variance of actual results from estimated future taxable profits, or changes in our estimate of future taxable profits, could lead to changes in deferred tax assets being realizable, and would require a corresponding adjustment to the valuation allowance. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions, decisions on repatriation of foreign earnings, and changes to our valuation allowance in future periods. As a result, we may not be able to use the full amount of our deferred tax assets and may be exposed to elevated tax rates or additional tax liabilities, which could adversely affect our financial position.

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

We are moving our corporate operations center and may experience technological issues.

In December 2015, our company will be moving its operations center, including its core IT operations, to its new corporate location as well as integrating new technology. We may experience adverse technological issues in completing the move of our operations center that would adversely impact our operations and our ability to conduct business, including telephone and internet service.

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

Risks Associated with International Operations

Approximately 40% of our annual revenue is generated by courses conducted outside the United States. Therefore, if we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price.

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

Our business depends largely on our ability to utilize knowledgeable instructors at our various locations.

Our business is based on successfully attracting and utilizing professional instructors with the knowledge and ability to effectively deliver our course materials to participants. Because we deliver course events at multiple locations throughout the world, we rely on some of our instructors to travel to such locations to teach our courses. If we are not able to timely send our instructors to locations due to restrictive immigration laws or otherwise, then we may incur additional costs in delivering the course event or face limitations in the local and number of course events we present internationally.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personal identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

Dependence on Key Vendors

Interruptions of services or support from our key vendors could result in an adverse impact to our operations and financial results.

We are reliant on key vendors for technical services and support. Any interruption of these services and/or support for a prolonged period of time could have a material adverse impact on our operations and financial results.

Control by Management

Our Chairman and Founder beneficially owns a majority of our outstanding shares, and therefore could have significant influence over our policies and affairs and is in a position to determine the outcome of corporate actions.

As of December 1, 2015, Dr. Collins, our Chairman of the Board of Directors beneficially owned (including shares owned with his wife, Mary Collins, a director of the Company) approximately 56.7% of our outstanding shares of common stock. Consequently, Dr. Collins and Mary Collins have significant influence over, and possess the voting power to control our policies and affairs and may be in a position to determine the outcome of corporate actions and transactions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

According to an amendment to the Schedule 13D filed by Dr. Collins and Mary Collins with the SEC on May 19, 2015, Dr. Collins had made a determination to explore potential alternatives for making an offer to purchase some or all of the shares of the Company's common stock not beneficially owned by him or his spouse or otherwise undertake a “going private” transaction of the Company. In a subsequent amendment to the Schedule 13D filed by Dr. Collins and Mary Collins with the SEC on December 14, 2015, it was reported that Dr. Collins, Mary Collins and the other reporting persons named in the Schedule 13D amendment determined not to make an offer to purchase all of the shares of outstanding Company common stock that was not owned by him, Mary Collins and the other reporting persons as of the time of the filing of the Schedule 13D amendment. The December 2015 Schedule 13D amendment did state, however, that in the future, Dr. Collins and the other reporting persons may re-consider a possible transaction in which he or the other reporting persons in the Schedule 13D would offer to acquire the remaining shares of outstanding Company common stock not beneficially owned by them, but are no assurances that they will make any such offer. The public announcement of the exploration of these potential transactions in the future, as well as the potential that such transaction may occur, may adversely impact the marketability of our common stock.

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

The United States government’s inability to agree on a federal budget may adversely impacted our operations and financial results. We believe the implementation by the U.S. federal government of the automatic spending cuts commonly referred to as “Sequestration” had a significant negative impact on our North American operations as our government customers faced uncertainty over whether the amount of funds allotted for training was actually available. This uncertainty led to lower enrollments and cancellation of existing enrollments from the government sector and to some degree from those of our commercial customers that rely heavily on government contracts. While the U.S. federal government has passed a budget agreement for fiscal year 2016, there is still not an allocation of that budget at an agency level. To the extent that the government agencies using our services are not allocated sufficient funds, then such agencies may not be able to continue using our services, which could adversely impact our operations and financial results.

United States government action or inaction with respect to the continuing budget deficit could adversely impact our operations and financial results. The inability of the United States Congress to enact a budget in a fiscal year, another sequestration, and or another shutdown of the United States Government could adversely impact demand for our services by limiting the funding available to many of our customers, particularly those in the government sector. Various entities of the United States government and United States government contractors, on a combined basis, account for more than fifteen percent of our business. Implementation of major legislative reductions to the federal budget could reduce, delay or cancel funding used by our government and government contractor customers to purchase our services, which would have a material adverse impact on our operations and financial results.

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

Acts of War or Terrorism. Threats or acts of war or terrorism can adversely affect our business. Terrorist attacks in the United States and in other countries and continuing hostilities in the Middle East and elsewhere have created significant instability and uncertainty in the world. These and future events may have a material adverse effect on world financial markets, including financial markets in the United States. In addition, threats or acts of war or terrorism can cause course participants to be reluctant regarding or prevented from traveling to our course facilities, thereby resulting in lower attendance rates. Additionally, our direct mail marketing materials may be delayed or disrupted from reaching our customers; and suppliers and service providers may be unable to provide required services or materials. These impacts could happen after we have committed to all the costs of our course, so that we would be unable to quickly adjust our cost structure to reflect the changes in revenues caused by these events, which could materially and adversely affect our operating results and stock price.

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

Item  1B.        UNRESOLVED STAFF COMMENTS.

None.

Item 2.            PROPERTIES.

Our corporate headquarters are currently located at 1831 Michael Faraday Dr., Reston, Virginia 20190. In September 2014, we sold and leased back this property, which is a 38,500 square foot office facility that we currently use for our corporate headquarters, as well as the sales, administrative and operations groups of our United States subsidiary. At the end of December 2015, we will move to 38,750 square feet of newly leased office space located at 13650 Dulles Technology Drive., Herndon, Virginia 20171. This facility, leased for ten years, will house our corporate headquarters as well as the sales, administrative and operations groups of our U.S. Subsidiary and a twelve classroom education center. We lease all of our other offices and education center classroom facilities. These other leases expire at various dates over the next six years.

We believe that our facilities are adequate and suitable for our needs. In general, at current attendee levels, we have excess capacity at most of our education centers. We have been seeking to deal with excess capacity by reducing the size of some of our facilities and by renting excess classrooms. In June 2014 we extended our lease in Ottawa, CN for five years, but reduced our space from 20,006 sq. ft. to 13,742 sq. ft. while still maintaining the same number of classrooms. In Sweden, we moved to new space in January 2015 that is 9,741 sq. ft. smaller than our previous space of 21,151 sq. ft. and accommodates seven classrooms and our offices. During fiscal year 2016, our leases for space in Los Angeles, CA and Chicago, IL will expire. We do not plan to renew these leases following their expiration.

We present our classroom courses at Learning Tree Education Centers in Chicago, Los Angeles, New York City, the Washington, D.C. area (three locations), Ottawa, Toronto, London, Stockholm, and Tokyo as well as in other rented facilities in those and other cities worldwide as well as at our clients’ facilities. Learning Tree courses presented in France after our sale of the French subsidiary are provided through a license agreement with the purchaser, Educinvest.

The following table contains certain information regarding Learning Tree Education Centers and offices at October 2, 2015:

Location		Number of	Total Area in
(Metropolitan Area)	Function(s)	Classrooms	Square Feet
Chicago, IL	Education Center	5	11,017
Los Angeles, CA	Education Center	N/A	9,889	(a)
Los Angeles, CA	Office	0	12,808	(a)
New York, NY	Education Center	19	41,724
Washington, DC area	Education Centers (3 sites)	35	84,501
Reston, VA	Offices (3 sites)	0	45,959	(b)
Paris, France	Education Center & Office	N/A	N/A	(c)
London, England	Education Center	27	42,707
Leatherhead, England	Office	0	23,056	(d)
Ottawa, Canada	Education Center & Office	6	13,742
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	7	11,410
Tokyo, Japan	Education Center & Office	1	2,683
		110	316,703

(a)	We have closed the Education Center and Offices located in Los Angeles, CA. The lease ends in April 2016.
(b)	Includes a 38,500 square foot office facility that we sold in September 2014 and leased back. We will move to new leased facilities in December 2015.
(c)	The Education Center and Offices in France are now operated by our Licensee.
(d)	Excludes 3,000 square feet that we sublease to a single subtenant. The Sublease ends in March 2016.

Item  3.            LEGAL PROCEEDINGS.

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

Price Range of Common Stock

Our common stock trades on the OTCQX under the symbol “LTRE.” Prior to July 23, 2015, our common stock traded on the Nasdaq Stock Market. The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock:

Fiscal Year 2014
First Quarter	$3.93	$2.71
Second Quarter	3.35	2.89
Third Quarter	3.25	2.28
Fourth Quarter	2.68	2.13

Fiscal Year 2015
First Quarter	$2.52	$1.57
Second Quarter	2.01	1.46
Third Quarter	1.69	1.11
Fourth Quarter	1.41	0.92

As of December 1, 2015, the number of holders of our Common Stock was 675, consisting of 45 record holders and 630 stockholders whose stock is held by a bank, broker or other nominee.

Dividends

We did not pay any dividends in fiscal year 2015 or fiscal year 2014. We have no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on our financial condition and other factors that our Board of Directors may in the future consider to be relevant.

Sales of Unregistered Securities

During the 2015 fiscal year, we did not make any unregistered sales of our securities.

Purchases of Equity Securities

On May 8, 2012, we announced that our Board of Directors amended our share repurchase program to authorize an additional $4.5 million for the repurchase of our common stock, par value $0.0001 per share. As of October 2, 2015, there was approximately $2.9 million available for share repurchases under the program. Under the share repurchase program, we may acquire shares of our common stock in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations, but have no commitment to do so. We did not repurchase any shares during fiscal years 2015 and 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of October 2, 2015 regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal year 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders	250,000	$3.43	581,850
Equity compensation plan not approved by security holders	0	0.00	0
Total	250,000	$3.43	581,850

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

OVERVIEW

Nature of the Business. Learning Tree International is a leading worldwide vendor-independent provider of training and workforce development to business and government organizations for their IT professionals and managers. Since our founding in 1974, we have provided high-quality training to over 2.4 million IT professionals and managers. In fiscal year 2015, while presenting courses in 38 countries, we trained 59,925 course participants from approximately 7,000 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

Our long-term objective is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers and to become the provider of choice for large national and multinational companies, medium-size companies and government organizations. Over the past few years, we have started working with clients to address the life cycle of organizational performance challenges. To that end, we recently introduced IT Workforce Optimization Solutions, a comprehensive suite of services to support IT organizations in: defining organizational structure, processes, and job roles; assessing current staff skills and abilities; and implementing performance improvements by enhancing the skills and abilities of staff and helping to implement process improvements. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

We offer a broad proprietary library of intensive instructor-led courses from one to five days in length, which, as of October 2, 2015, consisted of 345 different course titles representing 4,503 hours of training, including 122 multi-day IT course titles, 70 multi-day management course titles and 153 1-Day Boot Camp titles. Learning Tree courses provide both breadth and depth of education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

We market and present our courses through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan. Subsequent to the sale of our subsidiary in France, we now operate in France through a license agreement with Educinvest. In fiscal year 2015, we generated approximately 40% of our revenues outside of the United States. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. Our proprietary live online learning platform, Learning Tree AnyWare™, allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations. We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish and Japanese. Our proprietary course development process also allows us to customize our courses to specific customer requirements for delivery at their sites.

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

We had 605 instructors as of October 2, 2015, who are practicing professionals with expert subject knowledge, and who average over 20 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 9 course events per year on an “as-needed” basis. When they are not teaching, Learning Tree instructors use and hone their IT and management skills either as full-time employees for other companies or as independent consultants.

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

As we have for the past 41 years, we continue to emphasize excellence in training and developing IT professionals and managers from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that our proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. Of our 100 largest clients in fiscal year 2010, 99 were still our clients five years later in fiscal year 2015. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

Recent Developments. Effective October 7, 2015, Richard A. Spires was appointed as the Chief Executive Officer (CEO) of the Company. Prior to his appointment as CEO, Mr. Spires served on the Board of Directors (“Board”) of the Company and will continue to serve as a director of the Company. In connection with Mr. Spires’ appointment, Dr. David C. Collins resigned as CEO, but Dr. Collins will continue to serve as Chairman of the Board.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	October 2, 2015	October 3, 2014
Revenues	100.0%	100.0%
Cost of revenues	58.8%	56.7%
Gross profit	41.2%	43.3%
Operating expenses:
Course development	8.6%	6.8%
Sales and marketing	22.8%	21.3%
General and administrative	20.0%	20.8%
	51.4%	48.9%

Loss from operations	(10.2)%	(5.6)%

Other operating items:
Gain (loss) on disposal of PP&E	0.0%	5.9%

(Loss) income from operations	(10.2)%	0.3%

Other income (expense):
Interest income, net	0.0%	0.0%
Foreign exchange losses	0.4%	0.1%
Other, net	0.0%	-0.2%
	0.4%	-0.1%

(Loss) income from continuing operation before provision for income taxes	(9.8)%	0.2%

Provision for income taxes	0.5%	0.2%
Loss from continuing operations	(10.3)%	0.0%

Discontinued operations (Note 14)
Loss from discontinued operations (including 2015 loss on disposal of $2,501), net of tax	(3.0)%	0.0%
Net loss	(13.3)%	0.0%

 FISCAL YEAR 2015 COMPARED WITH FISCAL YEAR 2014

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2015 ended on October 2, 2015 and our fiscal year 2014 ended on October 3, 2014. Our fiscal year 2015 consisted of 52 weeks, while our fiscal year 2014 consisted of 53 weeks. During our fiscal year 2015, we sold our operating unit in France to an independent third party who continues to operate as a Learning Tree Licensee. We have reclassified the results of operations for France, including operating statistics, as discontinued operations in these financial statements. (See Note [14] of “Notes to Consolidated Financial Statements for further information on the discontinued operations.)

In fiscal year 2015, our worldwide revenues from continuing operations decreased to $94.9 million from $107.1 million in fiscal year 2014. Loss from continuing operations was $(9.8) million in fiscal year 2015 compared to $0 in fiscal year 2014. Net loss for fiscal year 2015 was $(12.6) million compared to a net income of less than $0.1 million in fiscal year 2014.

Revenues. Our fiscal year 2015 revenues from continuing operations decreased by 11.4% compared to fiscal year 2014. The decrease in revenues primarily resulted from a 4.4% decrease in average revenue per participant, and a 7.3% decrease in the number of course participants. The decrease in average revenue per participant primarily resulted from the introduction of 1-Day Boot Camp courses, as average revenue per participant for a one day course is lower than average revenue per participant for a multi-day course, as well as changes in foreign exchange rates that unfavorably impacted revenues by 3.9% when compared to the prior year. The decrease in the number of course participants was partially the result of having one less week in fiscal year 2015 when compared to fiscal year 2014.

Revenues in North America of $66.5 million in fiscal 2015 decreased 5.7% compared to $70.6 million in fiscal year 2014. For North America operations, average revenue per participant decreased 3.7% while the number of participants decreased 2.3% year over year. The decrease in average revenue per participant year over year was primarily the result of introducing 1-Day Boot Camp courses. Revenues from the U.S. government and government contractors that purchased courses under our government contract schedules totaled $24.3 million for fiscal year 2015 compared to $22.8 million for fiscal year 2014.

Revenues from our continuing European operations decreased 23.0% to $26.4 million in fiscal year 2015 from $34.2 million in fiscal year 2014, which was primarily due to a 19.6% year over year decrease in the number of participants, partially offset by a 3.8% year over year increase in the average revenue per participant. Changes in exchange rates negatively impacted year over year European revenues by $2.4 million or 7.0% of European revenues.

During fiscal year 2015, we provided 198,334 attendee-days of training worldwide, a decrease of 9.9% from 220,091 attendee-days in fiscal year 2014. In our IT courses during fiscal year 2015, we provided 120,386 attendee-days of IT training worldwide, an 8.4% decrease from 131,467 attendee-days in fiscal year 2014. In our management courses in fiscal year 2015, we provided 77,948 attendee-days of training worldwide, a 12.0% decrease from 88,624 attendee-days in fiscal year 2014.

Cost of Revenues. Our cost of revenues from continuing operations primarily includes the variable costs of course instructors and their travel expenses, course materials, refreshments and freight, and the fixed costs of course equipment and classroom facilities. During fiscal year 2015, we presented 4,589 events, 0.6% more than the 4,561 events during fiscal year 2014. The average number of participants per event declined to 12.5 in fiscal year 2015 from 13.6 in fiscal year 2014. Our cost of revenues for fiscal year 2015 decreased to $55.8 million from $60.7 million in fiscal year 2014. Our cost of revenues as a percentage of our revenues increased to 58.8% for fiscal year 2015 from 56.7% in fiscal year 2014.

The increase in cost of revenues as a percentage of revenues in fiscal year 2015 primarily reflects the 4.4% decrease in average revenue per participant, which was partially offset by a 0.9% decrease in average cost per participant. As a result, gross profit declined 15.6% to $39.1 million in fiscal year 2015 from $46.3 million in fiscal year 2014.

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

During fiscal year 2015, course development expenses were 8.6% of revenues compared to 6.8% during fiscal year 2014. In fiscal year 2015, we increased our overall spending on course development to $8.1 million compared with $7.2 million in fiscal year 2014. This $0.9 million reflected an increase in activities associated with new course development, which was primarily due to the costs incurred for the development of 153 new 1-Day Boot Camp course titles. In addition, in fiscal year 2015, we introduced 13 new multi-day IT course titles and seven new multi-day management course titles compared to 12 multi-day IT and 11 multi-day management course titles in fiscal year 2014.

At the end of fiscal year 2015, the Learning Tree library of instructor-led courses numbered 345 titles, comprising 4,503 hours of training, compared with 179 titles at the end of fiscal year 2014. The increase in the number of titles in fiscal year 2015 reflected the net effect of introducing 153 one-day course titles and adding 20 new multi-day titles and while retiring only eight titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At October 2, 2015, we had 122 multi-day IT titles in our course library, compared with 117 at the end of fiscal year 2014. Our library of multi-day management titles numbered 69 as of October 2, 2015, compared with 62 management titles at the end of fiscal year 2014. Our library of 1-Day Boot Camp courses numbered 153 at October 2, 2015, compared to no such courses at the end of fiscal year 2014.

Sales and Marketing Expenses. Sales and marketing expenses primarily include the cost of designing, producing and distributing direct mail and media advertisements, marketing e-mails and our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities.

Our sales and marketing expenses were 22.8% of revenues in fiscal year 2015 compared to 21.3% of revenues in fiscal year 2014. Sales and marketing expenses decreased to $21.6 million in fiscal year 2015 from $22.8 million in fiscal year 2014. The overall decrease of $1.2 million was primarily due to changes in foreign exchange rates.

General and Administrative Expenses. Our general and administrative expenses were 20.0% of revenues in fiscal year 2015 compared to 20.8% of revenues in fiscal year 2014. General and administrative expenses were $19.0 million in fiscal year 2015 compared to $22.3 million in fiscal year 2014. The decrease was primarily due to lower salary and benefit costs due to reduced staffing levels, the absence of the $0.5 million restructuring charge recorded in fiscal year 2014, and the favorable impact of changes in foreign exchange rates.

Other Operating Items. In fiscal year 2015, we realized a small loss of less than $0.1 million from the disposal of equipment. In fiscal year 2014 we recognized a $6.3 million gain on the sale of our Corporate Headquarters facility located in Reston, Virginia.

Other Income (Expense), Net. Other income (expense), net in fiscal year 2015 was $0.4 million compared to less than $(0.1) million in fiscal year 2014. The difference was primarily due to foreign exchange gains in fiscal year 2015.

Income Taxes. In fiscal year 2015, our income tax provision was $0.5 million compared to $0.3 million in fiscal year 2014. Our effective rate for fiscal year 2015 was (5.0) % compared to 83.7% in fiscal year 2014. The effective rate for fiscal year 2015 is primarily related to true ups of the actual 2014 return to provision estimates for US taxes, and the income tax expense of our foreign subsidiaries. The effective rate for fiscal year 2014 was primarily attributable to state and foreign taxes. In fiscal year 2012 we established a valuation allowance against deferred tax assets in the United States and France due to current year and projected future pre-tax book losses. This valuation allowance has been maintained to date. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income.

 In the fourth quarter of fiscal year 2013, we recorded a deferred tax liability for federal income and foreign withholding taxes on approximately $10.1 million of our international subsidiaries’ undistributed earnings as of September 27, 2013. During fiscal year 2014 we repatriated $6.7 million from two of our foreign subsidiaries. Based on future forecasts and budgets, we do not currently plan to repatriate additional cash from the foreign subsidiaries to the United States. The remaining balance of the deferred tax liability established in fiscal year 2013 was reversed in fiscal year 2014. Due to the continued maintenance of the valuation allowance against deferred tax assets in the United States, the net impact to tax expense for fiscal year 2014 is only the reversal of the less than $0.1 million of foreign withholding taxes accrued in fiscal year 2013. We believe that it is reasonable to assert that the undistributed earnings for our foreign subsidiaries are indefinitely reinvested as of October 2, 2015. Therefore, no additional tax expense or deferred tax liability for federal income tax and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries is recorded for the fiscal year 2015.

GEOGRAPHIC DATA

Learning Tree Education Centers are located in five countries. The North America operations recorded revenues of $66.5 million in fiscal year 2015 compared to revenues of $70.6 million in fiscal year 2014. Revenues from our European continuing operations were $26.4 million in fiscal year 2015 compared to $34.2 million in fiscal year 2014. Our Asian operations recorded revenues of $2.0 million in fiscal year 2015 compared to $2.2 million in fiscal year 2014. See Note 9 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

On March 3, 2015, we entered into an Agreement (“Agreement”) to sell our subsidiary in France, Learning Tree International S.A. LTRE (FR), to Educinvest for consideration of € 1 (One Euro). The Sale Transaction was consummated on the same date that the Agreement was signed by the parties.

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

INFLATION

In fiscal year 2015, inflation did not have a significant impact on our net sales, revenues and income from continuing operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, and early adoption is permitted. We did not early adopt ASU 2014-08, which will be effective for us for fiscal year ending September 30, 2016 and will apply to disposals that have not yet been reported in our financial statements as of the adoption date. Accordingly, we will evaluate the impact of the standard on any disposals that occur after adoption.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for us on September 30, 2018 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our financial statements.

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal year 2015, each fiscal quarter has 13 weeks; however, fiscal year 2014 had 53 weeks, with 14, 12, 13, and 14 weeks in our first, second, third and fourth quarters, respectively.

See Note 13 of “Notes to Consolidated Financial Statements” for our unaudited quarterly financial data for the eight fiscal quarters ended October 2, 2015. Our operating results for any quarter are not necessarily indicative of the results for any future period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at October 2, 2015 included cash and cash equivalents on hand of $17.9 million. During fiscal year 2015, the total of our cash and cash equivalents decreased by $11.9 million primarily as a result of our net loss for fiscal year 2015 resulting in cash used in continuing operations of $9.5 million, $2.3 million used for capital expenditures, and the $0.2 million effect of exchange rates on cash and cash equivalents.

 Cash Flows. Our cash and cash equivalents from continuing operations decreased by $11.9 million to $17.9 million at October 2, 2015 from $29.9 million at October 3, 2014.

	Fiscal Year Ended
(in thousands)	October 2, 2015	October 3, 2014	Net Change
Cash used in operating activities of continuing operations	$(9.5)	$(2.8)	$(6.7)
Cash used in investing activities of continuing operations	(2.2)	7.9	(10.1)
Cash used in financing activities of continuing operationns	-	-	-
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(0.2)	(0.1)	(0.1)
Net decrease in cash and cash equivalents of continuing operations	$(11.9)	$5.0	$(16.9)

Cash used in operating activities totaled $9.5 million in fiscal year 2015 as compared to cash used in operating activities of $2.8 million in fiscal year 2014, primarily due to the loss from continuing operations of $9.8 million. Cash used in investing activities totaled $2.2 million during fiscal year 2015 compared to cash provided by investing activities of $7.9 million for fiscal year 2014. The change was the result of net proceeds received from the sale of our Reston, Virginia corporate headquarters building of $9.4 million in fiscal year 2014, and $0.8 million in higher capital expenditures for purchases of equipment and other capital assets during fiscal year 2015. The effect of exchange rates on cash and cash equivalents during fiscal year 2015 was ($0.2) million compared to ($0.1) million in fiscal year 2014.

Liquidity. Our ability to access the capital markets is limited. We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, cash flows from operations, and other lease financing available to us to finance our operating cash needs. We believe that such funds will be sufficient to satisfy our anticipated cash requirements for our fiscal year 2016. .

Capital Requirements. During fiscal year 2015, we made capital expenditures of $2.3 million for the purchase of equipment worldwide, mostly computers and other equipment for use in our courses. We plan to continue to invest in our infrastructure to accommodate any increased customer demand, to continue improving the quality and effectiveness of our course delivery and to incorporate significant changes in technology. We anticipate that the capital expenses associated with the relocation of our office, and the relocation of our Reston education center to our new office facility will be fully underwritten by the tenant improvement allowance we are receiving from the landlord. We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next ten years. In addition to requiring monthly/quarterly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease. We record the expense for these asset retirement obligations ratably over the life of the lease. We have no asset retirement payments coming due in fiscal year 2016.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. The estimated forfeiture rate used for fiscal years 2015 and 2014 was 35% and zero, respectively.

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

 OUTLOOK

Effect of Exchange Rates. In fiscal year 2015, approximately 40% of our annual business was conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates as of December 1, 2015 remain constant for the remainder of our first quarter of fiscal year 2016, we would expect to report an unfavorable effect of approximately 4.1% on our revenues during our first quarter of fiscal year 2016 compared to the same quarter of fiscal year 2015. Of course, we would also see a favorable effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in U.S. dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

Number of Course Weeks. As a result of our 52/53 week accounting policy and the timing of holidays, our first quarter of fiscal year 2016 will have 11 available training weeks, the same number of available training weeks in our first quarter of fiscal year 2015.

First Quarter Revenues. We currently expect revenues from continuing operations for our first quarter of fiscal year 2016 of between $19.4 million and $20.4 million, compared to revenues from continuing operations of $24.4 million in our first quarter of fiscal year 2015.

First Quarter Gross Profit. We expect a gross profit percentage in our first quarter of fiscal year 2016 of between 36.7% and 37.7% compared to 43.7% in our first quarter of fiscal year 2015.

First Quarter Operating Expenses. We expect overall operating expenses for our first quarter of fiscal year 2016 to be between $10.8 million and $11.4 million, compared to $12.1 million in our first quarter of fiscal year 2015.

First Quarter Income (Loss) from Continuing Operations. As a result of the above factors, we expect to experience a first quarter of fiscal year of 2016 operating loss of between $(3.1) million and $(4.3) million compared with a $(1.4) million operating loss from continuing operations in our first quarter of fiscal year 2015.

First Quarter Other Income, Net. We expect first quarter other income (expense), net to be less than $0.1 million.

First Quarter Pre-Tax Income (Loss). Overall, we expect to report a pre-tax loss for our first quarter of fiscal year 2016 of between $(3.1) million and $(4.4) million, compared to a pre-tax loss of $(1.2) million in the first quarter of fiscal year 2015.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required for a Smaller Reporting Company

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and its subsidiaries as of October 2, 2015 and October 3, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and its subsidiaries at October 2, 2015 and October 3, 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

McLean, Virginia
December 15, 2015

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	Oct 2,	October 3,
	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$17,936	$29,881
Trade accounts receivable, net	10,475	13,523
Income tax receivable	498	583
Prepaid expenses	2,773	2,935
Other current assets	1,747	1,450
Current assets of continuing operations	33,429	48,372
Current assets of discontinued operations	0	4,472
Total current assets	33,429	52,844
Equipment, Property and Leasehold Improvements:
Education and office equipment	33,165	34,302
Transportation equipment	70	71
Property and leasehold improvements	17,931	18,059
	51,166	52,432
Less: accumulated depreciation and amortization	(45,096)	(44,012)
	6,070	8,420
Restricted interest-bearing investments	3,265	3,231
Deferred income taxes	476	489
Other assets	681	578
Long term assets of discontinued operations	0	638
Total assets	$43,921	$66,200

Liabilities
Current Liabilities:
Trade accounts payable	$6,744	$6,768
Deferred revenues	22,909	26,572
Accrued payroll, benefits and related taxes	2,865	3,223
Other accrued liabilities	1,225	2,294
Income taxes payable	174	198
Current portion of deferred facilities rent and other	1,401	1,708
Current liabilities of continuing operations	35,318	40,763
Current liabilities of discontinued operations	0	2,593
Total current liabilities	35,318	43,356
Asset retirement obligations	1,669	1,656
Deferred income taxes	134	161
Deferred facilities rent and other	2,575	3,721
Noncurrent tax liabilities	1,178	1,262
Noncurrent liabilities of discontinued operations	0	247
Total liabilities	40,874	50,403
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 and 13,222,539 issued and outstanding, respectively	1	1
Additional paid-in capital	6,224	6,148
Accumulated other comprehensive loss	(578)	(325)
(Accumulated deficit) retained earnings	(2,600)	9,973
Total stockholders' equity	3,047	15,797
Total liabilities and stockholders' equity	$43,921	$66,200

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Fiscal Year Ended
	October 2, 2015	October 3, 2014

Revenues	$94,884	$107,057
Cost of revenues	55,809	60,745
Gross profit	39,075	46,312

Operating expenses:
Course development	8,146	7,225
Sales and marketing	21,591	22,790
General and administrative	19,029	22,287
	48,766	52,302
Loss from operations before other operating items	(9,691)	(5,990)

Other operating items:
(Loss) gain on disposal of property, plant and equipment	(4)	6,322
	(4)	6,322
(Loss) income from operations	(9,695)	332
Other income (expense), net:
Interest income, net	23	39
Foreign exchange gains	340	103
Other	(9)	(230)
	354	(88)
(Loss) income from continuing operations before provision for income taxes	(9,341)	244
Provision for income taxes	467	261
Loss from continuing operations	(9,808)	(17)

Discontinued operations (Note 14)
(Loss) income from discontinued operations, net of tax	(264)	18
Loss on disposal of discontinued segment	(2,501)	0
(Loss) income from discontinued operations, net of tax	(2,765)	18

Net (loss) income	$(12,573)	$1

Earnings (loss) per share basic and diluted:
Continuing operations	$(0.74)	$0
Discontinued operations	$(0.21)	$0
Basic and diluted loss per share	$(0.95)	$0

Weighted average shares outstanding - basic	13,224	13,221
Weighted average shares outstanding - diluted	13,224	13,224

Comprehensive loss:
Net (loss) income	(12,573)	1
Foreign currency translation adjustments	(253)	(186)
	$(12,826)	$(185)

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock			Accumulated	(Accumulated
	Shares Outstanding	Amount	Additional Paid- In Capital	Other Comprehensive Income (Loss)	Deficit) Retained Earnings	Total Stockholders' Equity
Balance, September 27, 2013	13,217	$1	$5,825	$(139)	$9,974	$15,661

Net income	0	0	0	0	1	1
Foreign currency translation	0	0	0	(186)	0	(186)
Share based compensation	0	0	323	0	0	323
Restricted stock units released	6	0	0	0	0	0
Shares surrendered in lieu of tax withholding	(1)	0	0	0	(2)	(2)
Balance, October 3, 2014	13,222	$1	$6,148	$(325)	$9,973	$15,797

Net loss	0	0	0	0	(12,573)	(12,573)
Foreign currency translation	0	0	0	(253)	0	(253)
Share based compensation	0	0	76	0	0	76
Restricted stock units released	2	0	0	0	0	0
Balance, October 2, 2015	13,224	$1	$6,224	$(578)	$(2,600)	$3,047

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended
	Oct 2, 2015	Oct 3, 2014
Cash flows - operating activities
Net (loss) income	$(12,573)	$1
Add: Loss on sale of France Unit	2,501	-
Loss (income) from discontinued operations, net of tax	264	(18)
Loss from continuing operations	(9,808)	(17)
Adjustments to reconcile net loss from continuing operations to net cash used by continuing operating activities:
Depreciation and amortization	4,318	5,154
Share-based compensation	76	323
Deferred income taxes	(30)	(145)
Provision for doubtful accounts	63	109
Accretion on asset retirement obligations	79	89
Loss (gain) on disposal of equipment, property and leasehold improvements	4	(6,322)
Unrealized foreign exchange gains	(298)	(450)
Settlement of asset retirement obligation	0	(186)
Changes in operating assets and liabilities:
Trade accounts receivable	2,766	(2,092)
Prepaid expenses and other assets	(506)	1,609
Income tax receivable / payable	(81)	621
Trade accounts payable	453	697
Deferred revenues	(2,866)	(2,187)
Deferred facilities rent and other	(1,386)	(1,204)
Other accrued liabilities	(2,241)	1,159
Net cash used in operating activities of continuing operations	(9,457)	(2,842)
Net cash used in operating activities of discontinued operations	(210)	(296)
Net cash used in operating activities	(9,667)	(3,138)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(2,255)	(1,445)
Proceeds from sale of equipment, property and leasehold improvements	22	9,412
Net cash (used in) provided by investing activities of continuing operations	(2,233)	7,967
Net cash used in investing activities of discontinued operations	(745)	(148)
Net cash (used in) provided by investing activities	(2,978)	7,819
Cash flows - financing activities:
Shares surrendered in lieu of tax withholding	0	(2)
Net cash used in financing activities	0	(2)
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(255)	(141)
Effects of exchange rate changes on cash and cash equivalents of discontinued operations	(242)	(43)
Effects of exchange rate changes on cash and cash equivalents	(497)	(184)
Less: Net decrease in cash and cash equivalents of discontinued operations	(1,197)	(487)
Net (decrease) increase in cash and cash equivalents of continuing operations	(11,945)	4,982
Cash and cash equivalents at the beginning of the period	29,881	24,899
Cash and cash equivalents at the end of the period	$17,936	$29,881

Supplemental disclosures:
Income taxes paid	$580	$564
Interest paid	$3	$0

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Nature of the Business

Learning Tree International, Inc. and subsidiaries (“we,” “us,” or “our”) develop, market, and deliver a broad proprietary library of instructor-led classroom courses that are designed to meet the professional development needs of information technology (“IT”) professionals and managers worldwide. These courses are delivered primarily at our leased education centers located in the United States, the United Kingdom, Canada, Sweden and Japan. Such course events are also conducted in hotel and conference facilities and at customer sites throughout the world. Almost all of our course titles are also available to individuals located worldwide through Learning Tree AnyWare™, our patent-pending live online learning interface that allows individuals at any location to attend a live instructor-led Learning Tree class via the Internet. Our courses provide both breadth and depth of education across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, and leadership and professional development.

We follow a 52- or 53-week fiscal year, with our quarter-end dates on the Friday nearest the end of the calendar quarter and our year-end dates on the Friday nearest the end of September. Accordingly, our fiscal year 2015 ended on October 2, 2015, and our fiscal year 2014 ended on October 3, 2014. Thus, these consolidated financial statements report our consolidated financial position as of October 2, 2015, and October 3, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the fiscal years ended October 2, 2015 and October 3, 2014. Fiscal year 2015 was a 52-week year, while fiscal year 2014 was a 53-week year.

Certain items in the consolidated financial statements have been reclassified to conform to the current presentation.

b. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Learning Tree International, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. The following is a list of our subsidiaries as of October 2, 2015:

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

Trade accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. We use estimates in determining the allowance for doubtful accounts receivable based on our analysis of various factors, including our historical collection experience, current trends, specific identification of invoices which are considered doubtful, and a percentage of our past due accounts receivable. These estimates could differ from actual collection experience and are subject to adjustment. Our trade accounts receivable are written off when they are deemed uncollectible.

d. Stock-Based Compensation

We estimate the fair value of share-based option awards on the date of grant using an option-pricing model. We estimate the fair value of share-based restricted stock units and restricted stock grants using the closing price of our stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations and comprehensive loss. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of variables, including our expected stock price volatility, expected term, dividend yield and risk-free interest rates.

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

As stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience.

e. Course Development Costs

Course development costs are charged to operations in the period incurred.

f. Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $612 and $814 in fiscal years 2015 and 2014, respectively.

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

As of October 2, 2015 and October 3, 2014, we had no available for sale securities.

Restricted interest-bearing investments at October 2, 2015 consisted of cash deposits of $2,185 (1,439 British Pounds), $184 (1,534 Swedish Krona) and $896 which were pledged as collateral to secure our obligations under leases for education center facilities located in the United Kingdom, Sweden, and the United States, respectively. This compares to restricted interest-bearing investments of cash deposits of $2,297 (1,439 British Pounds), $209 (1,519 Swedish Krona) and $725 at October 3, 2014. The United Kingdom deposits are held in trust by the landlord with interest accruing to us and paid on an annual basis. The deposits will be released to us at the earlier of the end of the lease period or when certain financial ratios have been met. In the United States, the deposit is in an interest bearing restricted account held by our bank and serves as collateral for letters of credit issued to our landlords by our bank.

h. Marketing Expenses

Marketing expenses primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future. These costs are charged to expense in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2015 and 2014 were $8,942 and $10,413 respectively.

i. Equipment, Property and Leasehold Improvements

Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Education and office equipment (years)	3	to	5
Transportation equipment (years)		4
Accounting software (years)		7
Leasehold improvements	20 years or the life of the lease, if shorter

Total depreciation and amortization expense amounted to $4,318 and $5,154 in fiscal years 2015 and 2014, respectively. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization, and any resulting gain or loss is included in the statements of operations and comprehensive loss.

In September 2014, we sold and leased back for one year, our corporate headquarters, located at 1831 Michael Faraday Dr., Reston, Virginia, which is a facility that we currently use for our corporate headquarters, as well as the sales, administrative and operations groups of our United States subsidiary. The Company’s carrying value of the headquarters property at the time of sale was approximately $3,600. The sale and the leaseback were accounted for as separate transactions based on their respective terms since the lease is determined to be minor.  As such, we recognized a gain on the sale of $6,322 which is shown on the other operating items line of our consolidated statement of operations and comprehensive loss.

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

l. Comprehensive loss

We report comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Other comprehensive loss represents changes in stockholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments. At the end of fiscal year 2015, accumulated other comprehensive loss consisted of cumulative foreign currency translation adjustments of $(578) compared to cumulative foreign currency translation adjustments of $(325) in fiscal year 2014.

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

The tax effects of uncertain tax positions are recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is our accounting policy to account for ASC 740-10 related penalties and interest as a component of the income tax provision in the consolidated statements of operations and comprehensive loss.

n. Foreign Currency

We translate the financial statements of our foreign subsidiaries from the local (functional) currencies to U.S. dollars. The rates of exchange at each fiscal year end are used for translating the assets and liabilities and the average monthly rates of exchange for each year are used for the consolidated statements of operations and comprehensive loss. Gains or losses arising from the translation of the foreign subsidiaries’ financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and comprehensive loss.

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

In September 2012, we announced our intention to close the Los Angeles, CA office facility effective December 2012. Our lease for these facilities runs through April 2016. We recorded a restructuring charge for the estimated liability associated with future rentals due under the property lease as of the cease use date. The fair value of the lease liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. In addition, the estimated useful life of leasehold improvements was adjusted for the December 2012 closure date. In June 2014, we re-evaluated the estimated sublease rentals as we have been unable to find a subtenant for the facility. As a result, we recorded an additional $529 restructuring charge in our third quarter of fiscal year 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 30, 2019 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our financial statements.

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

The following table presents the activity for our ARO liabilities, which primarily consist of classroom facilities at our education centers:

	Year ended	Year ended
	October 2, 2015	October 3, 2014

ARO balance, beginning of period	$1,656	$1,766
Accretion expense	79	89
Settlement of ARO liability	0	(186)
Foreign currency translation	(66)	(13)
ARO balance, end of period	$1,669	$1,656

3. INCOME TAXES

We file a consolidated United States federal income tax return which includes all of our domestic operations. Our domestic subsidiaries also file income tax returns based on our operations in certain state and local jurisdictions. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

(Loss) income before provision for income taxes consists of the following:

	Fiscal Year Ended
	October 2, 2015	October 3, 2014
Domestic	$(10,499)	$(1,258)
Foreign	1,158	1,502
Total	$(9,341)	$244

The provision for income taxes consists of the following:

	Fiscal Year Ended
	October 2, 2015	October 3, 2014
Current tax provision (benefit):
U.S. Federal	$185	$2
State	(64)	(81)
Foreign	376	485
	497	406
Deferred tax provision:
U.S. Federal	(1)	(25)
Foreign	(29)	(120)
	(30)	(145)
Provision for income taxes	$467	$261

The following is a reconciliation of the provision for income taxes to the United States federal statutory tax rate:

	Fiscal Year Ended
	October 2, 2015	Effective Tax rate %	October 3, 2014	Effective Tax rate %

Income taxes at the U.S. statutory rate	$(3,269)	35.0%	$109	35.0%
Equity compensation	22	(0.2)	171	54.7
Other permanent differences	448	(4.8)	230	73.7
Effects of foreign taxes and tax credits	(184)	2.0	(1,235)	(395.4)
State income taxes	(363)	3.9	(63)	(20.0)
Uncertain tax positions	57	(0.6)	57	18.1
Change in valuation allowance	3,737	(40.0)	1,182	378.5
Other	19	(0.3)	(190)	(60.9)
Total provision for income taxes	$467	(5.0)%	$261	83.7%

Significant management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that would not be realized. Realization will be based on our ability to generate sufficient future taxable income. In fiscal year 2012 we established a valuation allowance against our deferred tax assets in the United States and France due to current year and projected future pre-tax book losses. We continued to maintain this valuation allowance throughout fiscal years 2014 and 2015. As of October 2, 2015, we had a net deferred tax asset of $342.

 As of October 2, 2015, we had foreign tax credit carry-forwards of approximately $25, which expire, if unused in the years 2021-2023.

Deferred income tax assets and liabilities consist of the following:

	Fiscal Year Ended
	October 2, 2015	October 3, 2014
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$1,330	$1,946
Deferred revenue	2,092	2,084
Foreign tax credit carryforwards	132	132
Alternative minimum tax credit carryforwards	189	96
Accrued vacation	443	487
Equity compensation	37	16
Depreciation and amortization	2,789	2,331
Other	198	199
Net operating loss	3,912	0
Capital loss	79	0
Deferred tax liabilities:
Prepaid expenses	(505)	(313)
Domestic net deferred tax assets	10,696	6,978
Foreign operations:
Deferred tax assets:
Depreciation and other	472	485
Deferred tax liabilities:
Depreciation and other	(134)	(161)
Foreign net deferred tax assets	338	324
Domestic and foreign deferred tax assets	11,034	7,302
Valuation allowances	(10,692)	(6,974)
Net deferred tax assets	$342	$328

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For fiscal year 2015, we recognized an expense of $51 attributable to interest for uncertain tax positions. As of October 2, 2015 and October 3, 2014, we had $706 and $656 accrued, respectively for interest and penalties for uncertain tax positions. As of October 2, 2015, $772 of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. During fiscal year 2015, we reversed $117 of unrecognized tax benefits associated with the prior intercompany transactions with France. This tax benefit reduced the loss from discontinued operations.  We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than related to these intercompany transactions. We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2009 through 2015.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

	October 2, 2015	October 3, 2014
Balance, beginning of year	$606	$563
Decreases related to tax positions taken during a prior period	(134)	0
Increases related to tax positions taken during the current period	0	43
Balance end of year	$472	$606

 In the fourth quarter of fiscal year 2013, we accrued a provision for income taxes on a portion of the undistributed earnings of our foreign subsidiaries based on our estimated future US cash needs that we anticipated would be funded through distributions from the foreign subsidiaries. We are subject to federal income and potentially foreign withholding taxes when earnings are distributed. In the second quarter of fiscal year 2014, we repatriated $1,194 and $5,473 from our subsidiaries in Sweden and the United Kingdom, respectively. There were no withholding taxes and the deferred tax liability that was established in fiscal year 2013 was reduced by the amount of the dividend. There was no impact on the fiscal year 2014 effective tax rate since the tax ramifications of this dividend were provided for in fiscal year 2013. In the fourth quarter of fiscal year 2014, we reevaluated our position regarding future needs to repatriate foreign earnings and taking into consideration the net proceeds received from the sale of our headquarters facility, believed there was a reasonable basis for reinvesting the undistributed earnings of our foreign subsidiaries for the foreseeable future. Therefore, the remaining deferred taxes previously provided for foreign subsidiary earnings in fiscal year 2013 have been reversed during fiscal year 2014. For 2015, we believe no additional funds will be repatriated from our foreign subsidiaries in the foreseeable future. It is not practical to calculate the tax effect on unremitted foreign earnings.

4. COMMITMENTS AND CONTINGENCIES

a. Commitments

As of October 2, 2015, we had various non-cancelable operating leases for facilities that expire at various dates through 2026 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2016	$8,061	$44	$8,017
2017	7,690	0	7,690
2018	6,185	0	6,185
2019	6,190	0	6,190
2020	5,951	0	5,951
Thereafter	14,111	0	14,111
	$48,188	$44	$48,144

Rental expense, excluding sublease income, was $9,114 and $9,737 for fiscal years 2015 and 2014, respectively. Sublease rental income for fiscal years 2015 and 2014 was $120 and $48, respectively.

b. Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

5. STOCKHOLDERS’ EQUITY

We did not purchase any shares of our common stock during fiscal years 2015 and 2014. We may make purchases of common stock in the future, but we have no commitments to do so.

6. STOCK-BASED COMPENSATION

Effective January 23, 2007, our stockholders approved the 2007 Equity Incentive Plan (our “2007 Plan”). Our 1999 Stock Option Plan terminated upon shareholder approval of our 2007 Plan, and no further grants of awards can be made under that plan although the rights of holders of options previously granted and outstanding under that plan were not affected. Our 2007 Plan is administered by the Compensation and Stock Option Committee of our Board of Directors. Our 2007 Plan permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights (or SARs), restricted stock, restricted stock units, performance units and performance shares to our employees, officers, directors and consultants in an amount up to an aggregate of 1,000,000 shares of common stock. Option awards have been granted with an exercise price equal to the market price of our stock at the date of grant and generally vest one fourth per year over four years (in some instances, subject to achieving certain financial targets in the year with respect to which they are granted) and have ten-year contractual terms. However, the exercise price, vesting schedule and period required for full exercisability of the options is at the discretion of the Compensation and Stock Option Committee of our Board of Directors. We recognize compensation cost for these awards on a straight-line basis (or, on a graded basis for those options with performance conditions) over the requisite service period for the entire award, which is equal to the vesting period. We have a policy of issuing new shares of common stock to satisfy share option exercises.

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

A summary of option activity under the 2007 Plan and previous plans during fiscal years 2014 and 2015 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 27, 2013	0	$0.00	0.0	$0.00
Options granted	200,000	$3.85	8.0	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	0	$0.00
Outstanding at October 3, 2014	200,000	$3.85	8.0	$0.00
Options granted	50,000	$1.76	9.6	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	0	$0.00
Outstanding at October 2, 2015	250,000	$3.43	8.3	$0.00
Vested and expected to vest at October 2, 2015	250,000	$3.43	8.3	$0.00
Exercisable at October 2, 2015	100,000	$3.85	8.0

  Stock-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $72 and $69 for fiscal years 2015 and 2014, respectively. As stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Prior to fiscal year 2014, we reduced the estimated forfeiture rate for executive personnel to zero.

If the non-vested stock options fully vest, they will result in future expense of $158 over a weighted-average remaining amortization period of 2.2 years. The total income tax benefit relating to stock options and recognized in the consolidated statements of operations and comprehensive loss was $0 for both fiscal years 2015 and 2014.

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

We did not issue any shares of restricted stock during fiscal years 2015 or 2014 and there were no shares of restricted stock outstanding as of the end of fiscal years 2015 or 2014.

Restricted Stock Units

As noted above, our 2007 Plan permits us to grant restricted stock units (RSUs), which entitle holders to receive shares of common stock upon vesting. During fiscal year 2013, we granted 54,685 RSUs to the outside directors. These stock units were subject to a three year vesting schedule. The compensation for the outside directors was changed during fiscal year 2013 to eliminate further grants of RSUs and to replace them with an increased cash retainer. Outside directors holding unvested RSUs were given an option to voluntarily forfeit their unvested RSUs and transition immediately to the increased cash retainer or wait until all of the RSUs had vested before transitioning to the increased cash retainer. All of the outside directors impacted by this change elected to voluntarily forfeit their unvested RSUs. During fiscal years 2015 and 2014, we did not grant any RSUs.

 A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at September 27, 2013	9,442	$7.29
Granted	0	$0.00
Vested	(5,742)	$7.93
Forfeited	(1,890)	$6.31
Nonvested at October 3, 2014	1,810	$6.31
Granted	0	$0.00
Vested	(1,810)	$6.31
Forfeited	0	$0.00
Nonvested at October 2, 2015	0	$0.00

 For fiscal years 2015 and 2014, we recognized $4 and $254, respectively, in compensation costs related to RSUs.

7. EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. We make contributions at a rate of 30% of the first 6% of employee compensation contributed. We contributed $40 and $53, net of forfeitures of $229 and $208, to our 401(k) Plan for fiscal years 2015 and 2014, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2015 and 2014 our cost for these plans was approximately $470 and $587, respectively.

8. INCOME (LOSS) PER SHARE

Income (loss) per share—basic is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Income (loss) per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants, nonvested restricted stock units and of outstanding options to purchase common stock, using the treasury stock method. For fiscal years 2015 and 2014, 250,000 and 200,000 stock options, respectively, were anti-dilutive and excluded from the income (loss) per share—diluted calculation.

 The following table sets forth the calculation of basic and diluted income (loss) per share:

	Fiscal Year Ended
	Oct 2,	Oct 3,
	2015	2014
Numerator:
Loss from continuing operations	$(9,808)	$(17)
(Loss) income from discontinued operations	(2,765)	18
Net (loss) income	$(12,573)	$1

Denominator:
Weighted average shares outstanding
Basic	13,224	13,222
Effect of dilutive securities	0	2
Diluted	$13,224	$13,224

(Loss) income per common share - basic and diluted:
Continuing operations	$(0.74)	$(0.00)
Discontinued operations	(0.21)	0.00
Basic and diluted loss per share	$(0.95)	$0.00

9. OPERATING SEGMENT INFORMATION

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials or of the location or method of distribution. We did not have sales to any one commercial customer or government agency that amounted to 10% or more of our revenues in fiscal years 2015 or 2014.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: the United States, Canada, the United Kingdom, Sweden and Japan. As a measure of segment performance, our Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $4,049 and $5,336 in fiscal years 2015 and 2014, respectively. Summarized financial information by reportable segment for fiscal years 2015 and 2014, is as follows:

	Fiscal Year Ended
	October 2, 2015	October 3, 2014
Revenues:
United States	$57,787	$59,452
Canada	8,752	11,113
North America	66,539	70,565
United Kingdom	22,151	28,009
Sweden	4,232	6,239
Japan	1,962	2,244
Continuing Operations	94,884	107,057
France	3,336	11,191
Discontinuing Operations	3,336	11,191
Total	$98,220	$118,248

Gross profit:
United States	$22,396	$22,640
Canada	4,401	6,547
North America	26,797	29,187
United Kingdom	8,422	11,898
Sweden	2,542	3,686
Japan	1,314	1,541
Continuing Operations	39,075	46,312
France	1,289	5,362
Discontinuing Operations	1,289	5,362
Total	$40,364	$51,674

Depreciation and amortization:
United States	$2,818	$3,223
Canada	330	298
North America	3,148	3,521
United Kingdom	1,020	1,448
Sweden	134	125
Japan	16	60
Continuing Operations	4,318	5,154
France	191	526
Discontinuing Operations	191	526
Total	$4,509	$5,680

	Fiscal Year Ended
	October 2, 2015	October 3, 2014
Total assets:
United States	$23,683	$36,565
Canada	3,729	3,717
North America	27,412	40,282
United Kingdom	11,789	14,597
Sweden	3,215	4,541
Japan	1,505	1,671
Continuing Operations	43,921	61,091
France	0	5,109
Discontinuing Operations	0	5,109
Total	$43,921	$66,200

Long-lived assets:
United States	$3,266	$4,901
Canada	707	456
North America	3,973	5,357
United Kingdom	2,532	3,398
Sweden	179	158
Japan	67	85
Continuing Operations	6,751	8,998
France	0	638
Discontinuing Operations	0	638
Total	$6,751	$9,636

Capital expenditures:
United States	$1,042	$864
Canada	669	137
North America	1,711	1,001
United Kingdom	360	415
Sweden	179	24
Japan	5	5
Continuing Operations	2,255	1,445
France	5	148
Discontinuing Operations	5	148
Total	$2,260	$1,593

10. DEFERRED FACILITIES RENT AND OTHER

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	October 2,	October 3,
	2015	2014
Deferred rent	$1,074	$1,050
LA lease liability	327	658
	$1,401	$1,708

Deferred Facilities Rent and Other

	October 2,	October 3,
	2015	2014
Deferred rent	$2,575	$3,420
LA lease liability	0	301
	$2,575	$3,721

11. VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	October 2	October 3
	2015	2014
Beginning balance	$158	$161
Provision for doubtful accounts	63	118
Charges against allowance	(64)	(121)
Other	3	0
Ending balance	$160	$158

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	October 2	October 3
	2015	2014
Beginning balance	$6,974	$6,198
Provisions	3,718	1,212
Charges against allowance	0	(436)
Ending balance	$10,692	$6,974

Activity with respect to our Los Angeles lease liability is summarized as follows:

	October 2	October 3
	2015	2014
Beginning balance	$959	$1,032
Provisions	30	529
Charges against allowance	0	(602)
Ending balance	$989	$959

12. RELATED PARTY TRANSACTIONS

Dr. David C. Collins, our Chairman of the Board, oversees (with the concurrence of the Nominating and Governance Committee of our Board of Directors) a charitable program under which we donated $32 and $209 during fiscal years 2015 and 2014, respectively, to charitable organizations.

13. QUARTERLY DATA (UNAUDITED)

	Q1	Q2	Q3	Q4
	January 2, 2015	April 3, 2015	July 3, 2015	October 2, 2015
Revenues	$24,400	$22,152	$22,703	$25,629
Cost of revenues	13,726	13,962	14,361	13,760
Gross profit	10,674	8,190	8,342	11,869
Operating expenses:
Course development	1,709	2,111	2,575	1,751
Sales and marketing	5,532	6,080	5,387	4,592
General and administrative	4,864	4,991	4,420	4,754
Total operating expenses	12,105	13,182	12,382	11,097
Income (loss) from operations before other operating items	(1,431)	(4,992)	(4,040)	772
Other operating items	(6)	1	(4)	5
Income (loss) from operations	(1,437)	(4,991)	(4,044)	777
Other income, net	227	165	(37)	(1)
(Loss) income from continuing operations before provision for income taxes	(1,210)	(4,826)	(4,081)	776
Provision for income taxes	158	52	222	35
Loss from continuing operations	$(1,368)	$(4,878)	$(4,303)	$741

Discontinued operations
(Loss) income from discontinued operations, net of tax	218	(482)	0	0
Loss on disposal of discontinued segment	0	(2,501)	0	0
(Loss) income from discontinued operations, net of tax	218	(2,983)	0	0
Net (loss) income	$(1,150)	$(7,861)	$(4,303)	$741

Earnings (loss) per share basic and diluted:
Continuing operations	$(0.10)	$(0.37)	$(0.33)	$0.06
Discontinuing operations	0.01	(0.23)	0.00	0.00
Basic and diluted loss per share	$(0.09)	$(0.60)	$(0.33)	$0.06

	Q1	Q2	Q3	Q4
	January 3, 2014	March 28, 2014	June 27, 2014	October 3, 2014
Revenues	$28,110	$23,184	$25,718	$30,045
Cost of revenues	15,635	14,488	14,532	16,090
Gross profit	12,475	8,696	11,186	13,955
Operating expenses:
Course development	1,851	1,734	1,813	1,827
Sales and marketing	5,362	5,475	5,638	6,315
General and administrative	5,108	5,067	6,599	5,512
Total operating expenses	12,321	12,276	14,050	13,654
Income (loss) from operations before other operating items	154	(3,580)	(2,864)	301
Other operating items	0	12	-	6,310
Income (loss) from operations	154	(3,568)	(2,864)	6,611
Other income, net	(36)	(68)	18	(2)
(Loss) income from continuing operations before provision for income taxes	118	(3,636)	(2,846)	6,609
Provision (benefit) for income taxes	117	274	104	(234)
Income (loss) from continuing operations	$1	$(3,910)	$(2,950)	$6,843

Discontinued operations
(Loss) income from discontinued operations, net of tax	728	(693)	204	(221)
Loss on disposal of discontinued segment	0	0	0	0
(Loss) income from discontinued operations, net of tax	728	(693)	204	(221)
Net income (loss)	$729	$(4,603)	$(2,746)	$6,622

Earnings (loss) per share basic and diluted:
Continuing operations	$-	$(0.30)	$(0.22)	$0.52
Discontinuing operations	0.06	(0.05)	0.01	(0.02)
Basic and diluted loss per share	$0.06	$(0.35)	$(0.21)	$0.50

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal year 2015, each fiscal quarter has 13 weeks; however, fiscal year 2014 had 53 weeks, with 14, 12, 13, and 14 weeks in our first, second, third and fourth quarters, respectively.

 In our fourth quarter of fiscal year 2014, we sold and leased back for one year, with options for two six-month extensions, our corporate headquarters, which we currently use for our corporate headquarters, as well as the sales, administrative and operations groups of our United States subsidiary. The sale and the leaseback were accounted for as separate transactions based on their respective terms since the lease was determined to be minor. As such, we recognized a gain on the sale of $6,322 which is shown on the other operating items line of the quarterly data tables.

NOTE 14—DISCONTINUED OPERATIONS

On March 3, 2015, we entered into an Agreement (“Agreement”) to sell our subsidiary in France, LTRE (FR), to Educinvest for consideration of € 1 (One Euro). The sale transaction was consummated on the same date that the Agreement was signed by the parties. The purchase price was established in recognition of the potential liabilities being assumed by Educinvest related to continuation of the LTRE(FR) business. As part of the sale transaction, Learning Tree and Educinvest concurrently entered into a license agreement, dated March 3, 2015 (the “License Agreement”). After the closing of the sale transaction, we agreed to provide certain temporary services to Educinvest, including the use of its website and the operational systems in place for a period of two years after the closing date. In connection with the sale transaction, we also agreed that during the term of the License Agreement we will not, without the prior written consent of Educinvest, (i) establish a physical presence in mainland France in competition with the business of LTRE(FR) as carried on as of the closing of the sale transaction or (ii) solicit employees of LTRE(FR), except for persons responding to general recruitment advertisements not specifically targeting LTRE(FR).

The sale of LTRE(FR) resulted in a loss on sale of $2,501. This loss plus the results of operations for LTRE(FR) for fiscal years ended October 2, 2015 and October 3, 2014 have been reclassified to the income (loss) from discontinued operations line on the Condensed Consolidated Statements of Operations and Comprehensive Loss presented herein. In addition, historical Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flow amounts have also been reclassified as discontinued operations.

The assets and liabilities classified as discontinued operations in our condensed consolidated balance sheet for the fiscal year ended October 3, 2014 is set forth below. There were no assets or liabilities classified as discontinued operations as of October 2, 2015.

  The summarized operating results of LTRE(FR) included in our condensed consolidated statement of operations is as follows:

October 3,
2014
Assets
Current Assets:
Cash and cash equivalents	$1,197
Trade accounts receivable, net	2,700
Other current assets	575
Total current assets	4,472
Equipment, Property and Leasehold Improvements:
Property and leasehold improvements	6,453
Less: accumulated depreciation and amortization	(5,986)
467
Other assets	171
Total long term assets	638

Total assets	$5,110

Liabilities
Current Liabilities:
Trade accounts payable	$1,141
Accrued payroll, benefits and related taxes	1,224
Other accrued liabilities	228
Total current liabilities	2,593
Asset retirement obligations	224
Deferred facilities rent and other	23
Total long term liabilities	247

Total liabilities	$2,840

	Fiscal Year Ended
	October 2, 2015	October 3, 2014
Revenues	$3,335	$11,191
Cost of revenues	2,046	5,828
Gross profit	1,289	5,363
Operating expenses	1,626	5,298
(Loss) income from operations	(337)	65
Other (expense) income, net	(44)	13
Loss from discontinued operations before income taxes	(381)	78
Income taxes	(117)	60
	$(264)	$18

Calculation of the loss on disposal of LTRE(FR):
(in thousands)
Investment in Learning Tree International S.A.	$1,324
Costs of sale	619
Cumulative translation adjustment realized	558
Loss on sale	$2,501

15. RESTRUCTURING ACTIVITY

In September 2012, we announced a worldwide reduction in force involving approximately 40 employees and recorded a $1,300 charge for employee severance and accelerated depreciation of leasehold improvements. In the first quarter of fiscal year 2013 we closed the Los Angeles, CA office facility. The closure of the office in Los Angeles completed the move of corporate functions to the Reston, VA corporate headquarters. In fiscal year 2013, we recorded a restructuring charge of $1,300 for the estimated liability associated with future rentals due under the property lease as of the cease use date and for employee severance costs for those employees who chose not to relocate to our offices in Virginia. The fair value of the lease liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. In June 2014, we re-evaluated the estimated sublease rentals as we have been unable to find a subtenant for the facility. As a result, we recorded an additional $529 restructuring charge in fiscal year 2014.

	Personnel	Facilities	Total

Balance at September 27, 2013	$30	$400	$430

Additions:
Additional lease charge - Los Angeles, CA	0	500	500
Accretion expense	0	100	100
	0	600	600

Reductions:
Severance payouts	(30)	0	(30)
Rent payments net of deferred rent	0	(400)	(400)
	(30)	(400)	(430)

Balance at October 3, 2014	$0	$600	$600

Additions:
Accretion expense	0	50	50
	0	50	50

Reductions:
Severance	0	0	0
Rent payments net of deferred rent	0	(320)	(320)
	0	(320)	(320)

Balance at October 2, 2015	$0	$330	$330

  16. SUBSEQUENT EVENTS

 We have evaluated all events subsequent to the balance sheet date of October 2, 2015 and have determined there are no subsequent events that require disclosure.

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

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 2, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2015.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of October 2, 2015, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of October 2, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.         OTHER INFORMATION

None

PART III

Item  10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

Item  11.          EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

Item  12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The remaining information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

Item  13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

Item  14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on the 15th day of December 2015.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ RICHARD SPIRES
Name:	Richard Spires
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD SPIRES	Chief Executive Officer and Director	December 15, 2015
Richard Spires	(Principal Executive Officer)

/s/ MAX SHEVITZ	President	December 15, 2015
Max Shevitz

/s/ DAVID W. ASAI	Chief Financial Officer	December 15, 2015
David W. Asai	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID C. COLLINS, PH.D.	Chairman of the Board	December 15, 2015
David C. Collins, Ph.D.

/s/ W. MATHEW JUECHTER	Director	December 15, 2015
W. Mathew Juechter

/s/ HOWARD A. BAIN III	Director	December 15, 2015
Howard A. Bain III

/s/ HENRI HODARA, PH.D.	Director	December 15, 2015
Henri Hodara, Ph.D.

/s/ JOHN R. PHILLIPS, PH.D.	Director	December 15, 2015
John R. Phillips, Ph.D.

/s/ MARY COLLINS	Director	December 15, 2015
Mary Collins

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1

Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007

Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, as amended through November 3, 2014	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 9, 2015.

4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement between Registrant and Richard A. Spires, dated October 7, 2015 **	Filed herewith.

10.2	Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated as of January 26, 2012, as amended on October 1, 2013**	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

10.3	Form of Award Agreement for 200,000 and 100,000 Non-Qualified Stock Options granted to Richard A. Spires on October 7, 2015 and October 26, 2015, respectively **	Filed herewith.

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of October 1, 2005 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.5	Employment Agreement between Registrant and David Asai, dated as of April 8, 2013**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2013.

10.6	2007 Equity Incentive Plan **	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.

10.7	Amendment of 2007 Equity Incentive Plan adopted December 30, 2009 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 4, 2010.

10.8	2007 Equity Incentive Plan Form of Restricted Stock Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.9	2007 Equity Incentive Plan Form of Stock Option Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.10	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 6, 2009.

10.11	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2010.

10.12	Office Lease between Registrant and Metropolitan Life Insurance Company	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2005.

10.13	Facility Lease Agreement between Learning Tree International Inc. and T.E.C. Leaseholds Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 30, 2005.

10.14	Amendment of Facility Lease Agreement between Learning Tree International Inc. and TEC Leaseholds Limited effective January 6, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2010.

10.15	Office Lease between Registrant and TrizecHahn One NY Plaza LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.16	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.

10.17	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.

10.18	Lease Agreement between Registrant and Reston Town Center Property LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 11, 2010

10.19	Lease Agreement between Learning Tree International Limited and Postel Properties Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 7, 2011.

10.20	Form of Indemnification Agreement **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

10.21	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the ground and basement floors of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.22	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the first floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.23	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the second floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.24	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for part of the sixth floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.25	Surrender of a leasehold property among Laxton Properties Limited, Learning Tree International Limited, and Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.26	Employment Agreement between Registrant and Gregory L. Adams, dated November 6, 2014 **	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 7, 2014.

10.27

2nd Lease and Storage Lease Amending and Extension Agreement, dated as of February 12, 2014, countersigned and effective as of May 7, 2014, by and between 160 Elgin Leaseholds, Inc. and Learning Tree International Inc.

Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014.

10.28	Lease Agreement between Registrant and Vasakronan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014.

10.29	Deed of Lease for the sale of Registrant’s 1831 Michael Faraday Drive, Reston, Virginia property	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the period ended October 3, 2014.

10.30	Termination of Rental Lease between Registrant and Förvaltningsbolaget Marievik HB	Incorporated by reference from Registrant’s Current Report filed on Form 8-K filed June 19, 2014.

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.