Form 10-Q
period 2016-01-01
LEARNING TREE INTERNATIONAL, INC.
filed 2016-02-09
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

 Commission File Number: 0-27248

 Learning Tree International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13650 Dulles Technology Drive Suite 400 Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $.0001 par value, outstanding as of February 1, 2016 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—January 1, 2016

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of January 1, 2016 (unaudited) and October 2, 2015	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 1, 2016 (unaudited) and January 2, 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended January 1, 2016 (unaudited) and January 2, 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		21

EXHIBIT INDEX		22

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 1, 2016	October 2, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$14,385	$17,936
Trade accounts receivable, net	8,226	10,475
Income tax receivable	243	498
Prepaid expenses	3,577	2,773
Other current assets	1,831	1,747
Total current assets	28,262	33,429
Equipment, Property and Leasehold Improvements:
Education and office equipment	33,029	33,165
Transportation equipment	69	70
Property and leasehold improvements	19,208	17,931
	52,306	51,166
Less: accumulated depreciation and amortization	(45,291)	(45,096)
	7,015	6,070
Restricted interest-bearing investments	3,199	3,265
Deferred income taxes	472	476
Other assets	667	681
Total assets	$39,615	$43,921

Liabilities
Current Liabilities:
Trade accounts payable	$4,830	$6,744
Deferred revenues	22,632	22,909
Accrued payroll, benefits and related taxes	2,738	2,865
Other accrued liabilities	872	1,225
Income taxes payable	0	174
Current portion of deferred facilities rent and other	1,395	1,401
Total current liabilities	32,467	35,318
Asset retirement obligations	1,651	1,669
Deferred income taxes	132	134
Deferred facilities rent and other	3,583	2,575
Noncurrent tax liabilities	1,189	1,178
Total liabilities	39,022	40,874
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 and 13,224,349 issued and outstanding, respectively	1	1
Additional paid-in capital	6,263	6,224
Accumulated other comprehensive loss	(792)	(578)
Accumulated deficit	(4,879)	(2,600)
Total stockholders' equity	593	3,047
Total liabilities and stockholders' equity	$39,615	$43,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

Unaudited

	Three months ended
	January 1, 2016	January 2, 2015
Revenues	$20,131	$24,400
Cost of revenues	11,854	13,726
Gross profit	8,277	10,674
Operating expenses:
Course development	1,314	1,709
Sales and marketing	4,619	5,532
General and administrative	4,614	4,864
	10,547	12,105
Loss from operations	(2,270)	(1,431)
Other income (expense):
Interest income, net	9	6
Foreign exchange gains	68	215
Other, net	(1)	0
	76	221
Loss from continuing operations before provision for income taxes	(2,194)	(1,210)
Provision for income taxes	85	158
Loss from continuing operations	(2,279)	(1,368)

Discontinued operations (Note 12)
Income from discontinued operations, net of tax	0	218

Net loss	$(2,279)	$(1,150)
Loss per share basic and diluted:
Continuing operations	(0.17)	$(0.10)
Discontinued operations	0.00	$0.01
Basic and diluted loss per share	$(0.17)	$(0.09)
Weighted average shares outstanding:
Weighted average shares - basic	13,224	13,223
Weighted average shares - diluted	13,224	13,223
Comprehensive loss:
Net loss	$(2,279)	$(1,150)
Foreign currency translation adjustments	(214)	(517)
Comprehensive loss	$(2,493)	$(1,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	Jan 1, 2016	Jan 2, 2015
Cash flows - operating activities
Net loss	$(2,279)	$(1,150)
Add: Income from discontinued operations, net of tax	-	(218)
Loss from continuing operations	(2,279)	(1,368)
Adjustments to reconcile net loss from continuing operations to net cash used by continuing operating activities:
Depreciation and amortization	708	1,179
Share-based compensation	39	1
Deferred income taxes	0	6
Provision for doubtful accounts	48	29
Accretion on asset retirement obligations	21	21
(Gain) loss on disposal of equipment, property and leasehold improvements	(2)	6
Unrealized foreign exchange gains	(71)	(229)
Changes in operating assets and liabilities:
Trade accounts receivable	2,123	3,374
Prepaid expenses and other assets	(987)	(324)
Income tax receivable / payable	79	61
Trade accounts payable	(1,860)	(487)
Deferred revenues	(15)	(1,887)
Deferred facilities rent and other	(64)	(665)
Other accrued liabilities	(377)	(474)
Net cash used in operating activities of continuing operations	(2,637)	(757)
Net cash provided by operating activities of discontinued operations	0	780
Net cash (used in) provided by operating activities	(2,638)	23
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(655)	(1,373)
Proceeds from sale of equipment, property and leasehold improvements	2	0
Net cash used in investing activities of continuing operations	(653)	(1,373)
Net cash used in investing activities of discontinued operations	0	(6)
Net cash used in investing activities	(653)	(1,379)
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(261)	(359)
Effects of exchange rate changes on cash and cash equivalents of discontinued operations	0	(131)
Effects of exchange rate changes on cash and cash equivalents	(261)	(490)
Less: Net increase in cash and cash equivalents of discontinued operations	0	(643)
Net decrease in cash and cash equivalents	(3,551)	(2,489)
Cash and cash equivalents at the beginning of the period	17,936	29,881
Cash and cash equivalents at the end of the period	$14,385	$27,392

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$1,093	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries (collectively, “Learning Tree,” “we,” “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on January 1, 2016 and encompassed 13 weeks, and our first quarter of the prior fiscal year ended on January 2, 2015 also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of January 1, 2016, and our results of operations for the three months ended January 1, 2016 and January 2, 2015, and our cash flows for the three months ended January 1, 2016 and January 2, 2015. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense was less than $0.1 million for both the three months ended January 1, 2016 and January 2, 2015, related to grants of employee stock options and restricted stock units and was charged in a manner consistent with the related employee salary costs.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Three months ended January 1, 2016	Year ended October 2, 2015
ARO balance, beginning of period	$1,669	$1,656
Accretion expense	21	79
Foreign currency translation	(39)	(66)
ARO balance, end of period	$1,651	$1,669

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 850,000 stock options and 200,000 stock options were excluded from the computations of diluted earnings per share for the three months ended January 1, 2016 and January 2, 2015, respectively, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	January 1, 2016	January 2, 2015
Numerator:
Loss from continuing operations	$(2,279)	$(1,368)
Income from discontinued operations	0	218
Net loss	$(2,279)	$(1,150)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,223
Effect of dilutive securities	0	0
Diluted	$13,224	$13,223

(Loss) income per common share - basic and diluted:
Continuing operations	$(0.17)	$(0.10)
Discontinued operations	0.00	0.01
Basic and diluted loss per share	$(0.17)	$(0.09)

NOTE 5—INCOME TAXES

          Our income tax provision in our first quarter of fiscal year 2016 was $0.1 million, compared to $0.2 million in our first quarter of fiscal year 2015. Our first quarter 2016 and 2015 provisions are composed primarily of income tax expense for our foreign subsidiaries. The Company established a valuation allowance against deferred tax assets in the U.S. in the third quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the first quarter of fiscal year 2016.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in an identical manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the first three months of fiscal years 2016 and 2015.

                                    We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.

Summarized financial information by country for the first three months of fiscal years 2016 and 2015 is as follows:

	Three months ended
	January 1, 2016	January 2, 2015
Revenues:
United States	$11,835	$13,304
Canada	1,886	2,481
North America	13,721	15,785

United Kingdom	4,980	6,704
Sweden	974	1,573
Japan	456	338
Total	$20,131	$24,400

Gross profit:
United States	$4,749	$5,204
Canada	806	1,460
North America	5,555	6,664

United Kingdom	1,866	2,813
Sweden	545	987
Japan	311	210
Total	$8,277	$10,674

	January 1, 2016	January 2, 2015
Total assets:
United States	19,814	31,652
Canada	3,523	3,793
North America	23,337	35,445

United Kingdom	11,432	13,645
Sweden	3,288	4,272
Japan	1,558	1,459
Total	$39,615	$54,821

NOTE 8—FAIR VALUE MEASUREMENTS

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

Level 2—Observable inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.

Level 3—Unobservable inputs that reflect management’s assumptions about the estimates and risks that market participants would use in pricing the asset or liability.

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months ended January 1, 2016 and January 2, 2015.

NOTE 9—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	January 1, 2016	October 2, 2015
Deferred rent	$1,233	$1,074
LA lease liability	162	327
	$1,395	$1,401

Deferred Facilities Rent and Other

	January 1, 2016	October 2, 2015
Deferred rent	$3,583	$2,575
	$3,583	$2,575

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not expect to early adopt ASU 2015-17. We are currently evaluating the impact that this standard will have on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14"), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods wihin those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2017. Accordingly, the standard is effective for us on September 30, 2018 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, and early adoption is permitted. We have adopted ASU 2014-08 beginning in fiscal year 2016.

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

NOTE 11—DISCONTINUED OPERATIONS

On March 3, 2015, we entered into an Agreement (“Agreement”) to sell our subsidiary in France, LTRE(FR), to Educinvest for consideration of €1 (One Euro) (“Sale Transaction”). The Sale Transaction was consummated on the same date that the Agreement was signed by the parties. The purchase price was established in recognition of the potential liabilities being assumed by Educinvest related to continuation of the LTRE(FR) business. As part of the Sale Transaction, Learning Tree and Educinvest concurrently entered into a license agreement, dated March 3, 2015 (the “License Agreement”). After the closing of the Sale Transaction, we agreed to provide certain temporary services to Educinvest, including the use of its website and the operational systems in place for a period of two years after the closing date. In connection with the Sale Transaction, we also agreed that during the term of the License Agreement we will not, without the prior written consent of Educinvest, (i) establish a physical presence in mainland France in competition with the business of LTRE(FR) as carried on as of the closing of the Sale Transaction or (ii) solicit employees of LTRE(FR), except for persons responding to general recruitment advertisements not specifically targeting LTRE(FR).

The results of operations for LTRE(FR) for the three months ended January 2, 2015 have been reclassified to the income from discontinued operations line on the Condensed Consolidated Statements of Operations and Comprehensive Loss presented herein. In addition, historical Condensed Consolidated Statement of Cash Flow amounts for the three months ended January 2, 2015 have been reclassified as discontinued operations.

The summarized operating results of LTRE(FR) included in our Condensed Consolidated Statement of Operations and Comprehensive Loss is as follows:

	Three Months Ended
	January 1, 2016	January 2, 2015
Revenues	$0	$2,827
Cost of revenues	0	1,564
Gross profit	0	1,263
Operating expenses	0	1,032
Income from operations	0	231
Other (expense) income, net	0	(13)
Income from discontinued operations before income taxes	0	218
Income taxes	0	0
	$0	$218

NOTE 12—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of January 1, 2016 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that the following require disclosure:

On February 1, 2016 the Company announced that its President, Max Shevitz, notified the Board of Directors of his intention to retire from his current position with the Company. Effective February 1, 2016, Mr. Shevitz continued to serve as President on a reduced schedule until the Company identifies a new candidate as his replacement. Accordingly, no termination date has been set for Mr. Shevitz at this time. In connection with Mr. Shevitz's reduced schedule at the Company, the Company and Mr. Shevitz agreed to amend his employment agreement to adjust his annual salary to $240,000. It is currently anticipated that Mr. Shevitz would continue to serve the Company in an advisor capacity after his replacement has been hired, however, no terms have been agreed upon with respect to Mr. Shevitz’s future advisory role.

Gregory L. Adams, the current Chief Operating Officer ("COO") of the Company, was named to a newly created officer position of Chief Strategy Officer ("CSO") of the Company, effective February 1, 2016. As a result, Mr. Adams’ title has changed from COO to CSO. Other than a change in his title and responsibilities, no other changes to Mr. Adams' employment agreement with the Company are anticipated at this time.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Report” or “Form 10-Q”) and our consolidated financial statements and notes included in our Annual Report on Form 10-K, for the fiscal year ended October 2, 2015 (our “2015 10-K”). We use the terms “we,” “our,” “us” and “Learning Tree” to refer to Learning Tree International, Inc. and our subsidiaries unless the context indicates otherwise.

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

We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on our beliefs and assumptions made by us and information currently available to us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; risks associated with cyber security; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 10 and elsewhere in our 2015 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”).

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

We market and deliver our courses through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan, and with the sale of our French subsidiary in February 2015, through a licensee arrangement in France. We currently generate approximately 40% of our revenues internationally. Our sophisticated infrastructure and logistics capabilities allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses at customer facilities whenever and wherever desired, with quality standards that are identical to those of courses presented in our Learning Tree Education Centers.

We also offer courses through Learning Tree AnyWare™ — our web-based attendance platform. With the use of our AnyWare™ product, our clients anywhere in the world can participate in any course event being taught at any of our education centers, without the need to travel or commute to the actual course site. Our clients can take our courses at work, home, or at one of our AnyWare™ Learning Centers. We currently have a total of 48 AnyWare™ Learning Centers which provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for learning and training.

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

Our instructors are not full time employees of Learning Tree; rather, they are practicing professionals who apply the same IT and management skills they teach in our classrooms while working on development and management projects as independent consultants or full-time employees elsewhere when they are not teaching. This ensures that our instructors stay at the forefront of their respective disciplines, and also enables us to structure our business so over half of our course delivery costs are variable. On average, each of our expert instructors teaches about nine courses per year on an “as needed” basis.

Our strategy is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers and to become the provider of choice for large national and multinational companies, medium-size companies and government organizations. Over the past few years, we have started working with clients to address the life cycle of organizational performance challenges. To that end, we recently introduced IT Workforce Optimization Solutions, a comprehensive suite of services to support IT organizations in: defining organizational structure, processes, and job roles; assessing current staff skills and abilities; and implementing performance improvements by enhancing the skills and abilities of staff and helping to implement process improvements. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

KEY METRICS OF OUR FIRST QUARTER OF FISCAL YEAR 2016

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on January 1, 2016 and encompassed 13 weeks, and our first quarter of the prior fiscal year ended on January 2, 2015 also encompassed 13 weeks. Both first quarters had the same number of holiday closure weeks.

Following the sale of our French subsidiary in February 2015, we reclassified the historical operating results, including operating statistics of this subsidiary to discontinued operations. The following discussions reflect comparisons of our continuing operations excluding Learning Tree France’s operations.

The following is an overview of our results of continuing operations for the first quarter of fiscal year 2016 which ended January 1, 2016, compared to the same quarter of fiscal year 2015:

•	Revenues decreased to $20.1 million from $24.4 million.

•	Gross profit percentage declined to 41.1% of revenues from 43.7% of revenues.

•	Operating expenses declined by $1.6 million to $10.5 million from $12.1 million. Operating expenses were 52.4% of revenues compared to 49.6% of revenues.

•	Loss from continuing operations was $2.3 million compared to a loss of $1.4 million.

•	Net loss totaled $2.3 million compared to net loss of $1.2 million (including income from discontinued operations).

In addition, the following are key balance sheet items at January 1, 2016 compared to October 2, 2015:

•	Cash and cash equivalents decreased to $14.4 million compared to $17.9 million.

•	Net working capital (current assets minus current liabilities) decreased to $(4.2) million compared to $(1.9) million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended
	January 1, 2016	January 2, 2015
Revenues	100.0%	100.0%
Cost of revenues	58.9%	56.3%
Gross profit	41.1%	43.7%
Operating expenses:
Course development	6.5%	7.0%
Sales and marketing	23.0%	22.7%
General and administrative	22.9%	19.9%
Total operating expenses	52.4%	49.6%
Loss from operations	(11.3)%	(5.9)%
Other income (expense), net	0.4%	0.9%
Loss before taxes	(10.9)%	(5.0)%
Income tax provision	0.4%	0.6%
Net loss	(11.3)%	(5.6)%

THREE MONTHS ENDED JANUARY 1, 2016 COMPARED WITH THE THREE MONTHS ENDED JANUARY 2, 2015

Revenues. Revenues from continuing operations of $20.1 million in our first quarter of fiscal year 2016 were 17.5% lower than revenues of $24.4 million in the same quarter of fiscal year 2015. The decrease in revenues primarily resulted from a 10.7% decrease in average revenue per participant and an 8.5% decrease in the number of course participants. The decrease in the average revenue per participant was caused primarily by the lower average revenue per participant from one-day courses which we began introducing in the second quarter of fiscal year 2015 and by changes in foreign exchange rates, which negatively impacted revenues by approximately 3.2% quarter over quarter. The decrease in the number of course participants compared to the same quarter of our prior year was primarily due to the continued decline in attendance in the United Kingdom and Sweden. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules of $4.0 million were $0.5 million lower for the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015.

During our first quarter of fiscal year 2016, we trained 12,901 course participants, an 8.5% decrease from the 14,105 course participants we trained in our first quarter of fiscal year 2015.

 During our first quarter of fiscal year 2016, we provided 40,410 attendee-days of training, 19.2% fewer than the 49,982 attendee-days of training we provided in the same quarter in fiscal year 2015. In our IT courses, during our first quarter of fiscal year 2016, we provided 24,499 attendee-days of training, a 16.2% decrease from the 29,220 attendee-days in the corresponding period in fiscal year 2015. In our management courses, during our first quarter of fiscal year 2016, we provided 15,911 attendee-days of training, a 23.4% decrease from the 20,762 attendee-days in the corresponding period in fiscal year 2015.

 Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our first quarter of fiscal year 2016, we presented 1,091 events, a 5.7% increase from 1,032 events during the same period in fiscal year 2015 primarily due to the addition of one-day events. We did not introduce one-day events until after the end of the first quarter of fiscal year 2015. Our cost of revenues for our first quarter of fiscal year 2016 was $11.9 million, or 58.9% of revenues, compared to $13.7 million, or 56.3% of revenues, in the same period in fiscal year 2015. Accordingly, our gross profit percentage for our first quarter of fiscal year 2016 was 41.1% compared to 43.7% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our first quarter of fiscal year 2016 primarily reflects the 10.7% decrease in revenue per participant that was partially offset by a 5.6% decrease in cost per participant. The decrease in cost per participant is primarily the result of a 13.6% decrease in the costs of revenues partially offset by the 8.5% decrease in participants and the positive impact on expenses from changes in foreign exchange rates. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our first quarter of fiscal year 2016, course development expenses were 6.5% of revenues, compared to 7.0% in our first quarter of fiscal year 2015. Overall spending on course development in our first quarter of fiscal year 2016 was $1.3 million, compared to $1.7 million in our first quarter of fiscal year 2015.

In our first quarter of fiscal year 2016, we introduced 11 new IT course titles, three new management course titles, and eight new one day course titles. We retired 12 IT course titles, two management course titles, and seven one day course titles. At the end of our first quarter of fiscal year 2016, our library of instructor-led courses numbered 346 titles compared with 181 titles at the end of the same quarter of fiscal year 2015. At the end of our first quarter of fiscal year 2016, we had 121 multi-day IT titles in our course library, compared with 118 multi-day titles at the end of the same quarter of fiscal year 2015. Our library of multi-day management titles numbered 71 at the end of our first quarter of fiscal year 2016, compared to 63 at the end of the same quarter of fiscal year 2015. Our library of one day courses numbered 154 at the end of our first quarter of fiscal year 2016, compared to no such courses at the end of the same quarter of fiscal year 2015.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our first quarter of fiscal year 2016 were 23.0% of revenues, compared to 22.7% in the same quarter of fiscal year 2015. Sales and marketing expenses were $4.6 million in our first quarter of fiscal year 2016, compared to $5.5 million during our first quarter of fiscal year 2015. The decrease was driven primarily by reductions in direct marketing costs and personnel expenses.

 General and Administrative Expenses. General and administrative expenses in our first quarter of fiscal year 2016 were 22.9% of revenues, compared with 19.9% for the same quarter in fiscal year 2015. General and administrative expenses during our first quarter of fiscal year 2016 were $4.6 million, a decrease of $0.3 million, compared to $4.9 million in our first quarter of fiscal year 2015. The decrease quarter over quarter is the result of lower personnel costs.

Loss from Continuing Operations. Our loss from continuing operations for our first quarter of fiscal year 2016 was $2.3 million compared to a loss from operations of $1.4 million for our first quarter of fiscal year 2015.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our first quarter of fiscal year 2016, we had other income of $0.1 million compared to other income of $0.2 million in the first quarter of fiscal year 2015, both primarily from net foreign exchange gains.

Income Taxes. Our income tax provision in our first quarter of fiscal year 2016 was $0.1 million, compared to $0.2 million in our first quarter of fiscal year 2015. The provisions for each of these quarters are primarily related to the income tax expense of the Company's foreign subsidiaries.

Net Loss. Our net loss for our first quarter of fiscal year 2016 was $2.3 million compared to a net loss of $1.2 million for our first quarter of fiscal year 2015.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. The strengthening of the U.S. dollar against the functional currencies of our foreign subsidiaries has negatively impacted our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2015 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at January 1, 2016 included cash and cash equivalents on hand of $14.4 million. During the first three months of fiscal year 2016, our total cash and cash equivalents decreased by $3.5 million, primarily as a result of the net loss of $2.3 million, cash used for capital expenditures of $0.7 million and effects of exchange rate changes on cash and cash equivalents of $0.3 million.

At January 1, 2016, our net working capital deficit (current assets minus current liabilities) was $(4.2) million, a $2.3 million decrease from our working capital balance at October 2, 2015. Current assets decreased $5.2 million during the period, due primarily to decreases in trade accounts receivable and cash. Current liabilities decreased $2.9 million during the period, primarily due to decreases in trade accounts payable and accrued expenses.

 Cash Flows. Our cash and cash equivalents decreased $3.5 million to $14.4 million at January 1, 2016 from $17.9 million at October 2, 2015.

	Three months ended
(in thousands)	January 1, 2016	January 2, 2015	Net Change
Cash (used in) provided by operating activities	$(2,637)	$23	$(2,660)
Cash used in investing activities	(653)	(1,379)	726
Effects of exchange rate changes on cash and cash equivalents	(261)	(490)	229
Net decrease in cash and cash equivalents	$(3,551)	$(1,846)	$(1,705)

Cash provided by operating activities decreased $2.7 million in the first three months of fiscal year 2016, compared to the first three months of fiscal year 2015 primarily due to the net loss for the current period of $2.3 million compared to a net loss of $1.2 million for the first three months of fiscal year 2015. Cash used in investing activities decreased by $0.7 million in the first three months of fiscal year 2016 compared to the first three months of fiscal 2015, due to decreased capital spending for equipment and leasehold improvements.

Liquidity. The continued decline in operating performance has resulted in an increase in net cash used in operating activities, and we expect the net cash usage to continue until the Company returns to profitability. Our ability to access the capital markets is limited. We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, cash flows from operations, and other lease financing available to us to finance our operation cash needs. We believe that such funds will be sufficent to satisfy our anticipated cash requirements for the next 12 months.

Capital Requirements. During the three months ended January 1, 2016, we made capital expenditures of $0.7 million for the purchase of network computer equipment and other equipment and leasehold improvements related to our new Herndon facility. We will be reimbursed by the Herndon landlord from tenant improvement funds provided under the lease for these leasehold improvements and equipment purchases. Excluding the remaining amounts for tenant improvements for the Herndon facility, we plan to purchase an additional $0.8 million in equipment and other capital assets during the remainder of fiscal year 2016. Our contractual obligations as of January 1, 2016 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2015 10-K.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next eleven years. In addition to requiring monthly or quarterly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

 Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, AROs, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2015 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

FUTURE OUTLOOK

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. We have taken this into consideration in developing our forward-looking outlook for our second quarter of fiscal year 2016.

Effect of Exchange Rates. Approximately 40% of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of February 1, 2016 were constant for our second quarter of fiscal year 2016, then we would expect foreign exchange rates to negatively impact second quarter revenues by approximately 3.1% when compared to the second quarter of fiscal year 2015. To the extent that the U.S. dollar continues its rise against the functional currencies of our foreign subsidiaries, we would expect to experience further negative impact to our second quarter 2015 revenues. As a large percentage of our overhead costs are U.S. dollar-based, we would expect the corresponding positive impact to expense to be substantially less.

Second Quarter Revenues. We currently expect revenues for our second quarter of fiscal year 2016 of between $18.7 million and $19.7 million, compared to revenues of $22.1 million in our second quarter of fiscal year 2015.

Second Quarter Gross Profit. We expect a gross profit percentage in our second quarter of fiscal year 2016 of between 31.8% and 32.8% compared to 37.0% in our second quarter of fiscal year 2015.

Second Quarter Operating Expenses. We expect overall operating expenses for our second quarter of fiscal year 2016 to be between $10.9 million and $11.5 million, compared to $13.2 million in the same quarter a year earlier.

Second Quarter Loss from Operations. As a result of the above factors, we expect to incur a second quarter operating loss of between $4.4 million and $5.6 million compared with an operating loss of $5.0 million in our second quarter of fiscal year 2015.

Second Quarter Other Income (Expense), Net. We expect second quarter other expense to be less than $0.1 million.

Second Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our second quarter of fiscal year 2016 of between $4.4 million and $5.7 million, compared with a pre-tax loss from continuing operations of $4.8 million in our second quarter of fiscal year 2015.

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

As of January 1, 2016, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item1A.	RISK FACTORS.

There were no material changes to the risk factors as previously disclosed under Part I, Item 1A of the 2015 10-K. The risks described in the 2015 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.1	Employment Agreement between Registrant and Richard A. Spires, dated October 7, 2015.**	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

10.2	Form of Award Agreement for 200,000 and 100,000 Non-Qualified Stock Options granted to Richard A. Spires on October 7, 2015 and October 26, 2015, respectively.**	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

** This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 9, 2016

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ Richard A. Spires.
Richard A. Spires
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Asai
David W. Asai
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Document Description	Incorporation by Reference

10.1	Employment Agreement between Registrant and Richard A. Spires, dated October 7, 2015.**	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

10.2	Form of Award Agreement for 200,000 and 100,000 Non-Qualified Stock Options granted to Richard A. Spires on October 7, 2015 and October 26, 2015, respectively.**	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

** This exhibit is a management contract, compensatory plan or arrangement.