Form 10-Q
period 2016-04-01
LEARNING TREE INTERNATIONAL, INC.
filed 2016-05-10
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

 Commission File Number: 0-27248

 Learning Tree International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13650 Dulles Technology Drive Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

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

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q April 1, 2016

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of April 1, 2016 (unaudited) and October 2, 2015	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended April 1, 2016 (unaudited) and April 3, 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended April 1, 2016 (unaudited) and April 3, 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19

EXHIBIT INDEX		20

PART I—FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 1, 2016	October 2, 2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,769	$17,936
Trade accounts receivable, net	8,893	10,475
Income tax receivable	344	498
Prepaid expenses	3,095	2,773
Other current assets	2,116	1,747
Total current assets	25,217	33,429
Equipment, Property and Leasehold Improvements:
Education and office equipment	32,194	33,165
Transportation equipment	67	70
Property and leasehold improvements	18,583	17,931
	50,844	51,166
Less: accumulated depreciation and amortization	(44,458)	(45,096)
	6,386	6,070
Restricted interest-bearing investments	3,132	3,265
Deferred income taxes	457	476
Other assets	639	681
Total assets	$35,831	$43,921

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Trade accounts payable	$5,466	$6,744
Deferred revenues	22,912	22,909
Accrued payroll, benefits and related taxes	2,664	2,865
Other accrued liabilities	1,033	1,225
Income taxes payable	9	174
Current portion of deferred facilities rent and other	963	1,401
Total current liabilities	33,047	35,318
Asset retirement obligations	1,533	1,669
Deferred income taxes	138	134
Deferred facilities rent and other	4,556	2,575
Noncurrent tax liabilities	1,205	1,178
Total liabilities	40,479	40,874
COMMITMENTS AND CONTINGENCIES
Stockholders' (Deficit) Equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 and 13,224,349 issued and outstanding, respectively	1	1
Additional paid-in capital	6,307	6,224
Accumulated other comprehensive loss	(706)	(578)
Retained earnings	(10,250)	(2,600)
Total stockholders' (deficit) equity	(4,648)	3,047
Total liabilities and stockholders' (deficit) equity	$35,831	$43,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenues	$18,688	$22,152	$38,819	$46,552
Cost of revenues	12,659	13,962	24,513	27,688
Gross profit	6,029	8,190	14,306	18,864
Operating expenses:
Course development	1,322	2,111	2,636	3,820
Sales and marketing	4,890	6,080	9,509	11,612
General and administrative	5,044	4,991	9,658	9,855
	11,256	13,182	21,803	25,287
Loss from operations	(5,227)	(4,992)	(7,497)	(6,423)
Other income (expense):
Interest income, net	6	5	15	11
Foreign exchange gains (losses)	(58)	173	10	388
Other, net	(33)	(12)	(34)	(12)
	(85)	166	(9)	387

Loss from continuing operations before provision for income taxes	(5,312)	(4,826)	(7,506)	(6,036)
Provision for income taxes	59	52	144	210
Loss from continuing operations	$(5,371)	$(4,878)	$(7,650)	$(6,246)

Discontinued operations (Note 11)
Loss from discontinued operations, net of tax	$0	$(482)	$0	$(264)
Loss on disposal of discontinued segment	0	(2,501)	0	(2,501)
Loss from discontinued operations, net of tax	$0	$(2,983)	$0	$(2,765)

Net loss	$(5,371)	$(7,861)	$(7,650)	$(9,011)

Loss per share basic and diluted:
Continuing operations	$(0.41)	$(0.37)	$(0.58)	$(0.47)
Discontinued operations	0	(0.23)	0	(0.21)
Basic and diluted loss per share	$(0.41)	$(0.60)	$(0.58)	$(0.68)
Weighted average shares outstanding:
Weighted average shares - basic	13,224	13,224	13,224	13,224
Weighted average shares - diluted	13,224	13,224	13,224	13,224
Comprehensive loss:
Net loss	$(5,371)	$(7,861)	$(7,650)	$(9,011)
Foreign currency translation adjustments	84	173	(128)	(344)
Comprehensive loss	$(5,287)	$(7,688)	$(7,778)	$(9,355)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	April 1, 2016	April 3, 2015
Cash flows - operating activities
Net Loss	$(7,650)	$(9,011)
Add: Loss on sale of France Unit	0	2,501
Loss from discontinued operations, net of tax	0	264
Loss from continuing operations	(7,650)	(6,246)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	1,491	2,360
Share-based compensation	83	12
Deferred income taxes	0	98
Provision for doubtful accounts	68	61
Accretion on asset retirement obligations	40	40
(Gain) loss on disposal of equipment, property and leasehold improvements	(2)	2
Unrealized foreign exchange loss (gains)	3	(358)
Settlement of asset retirement obligation	(106)	0
Changes in operating assets and liabilities:
Trade accounts receivable	1,475	4,028
Prepaid expenses and other assets	(756)	(521)
Income tax receivable / payable	5	(119)
Trade accounts payable	(1,224)	353
Deferred revenues	234	(2,232)
Deferred facilities rent and other	349	(771)
Other accrued liabilities	(415)	(1,575)
Net cash used in operating activities of continuing operations	(6,405)	(4,868)
Net cash used in operating activities of discontinued operations	0	(206)
Net cash used in operating activities	(6,405)	(5,074)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(716)	(2,159)
Proceeds from sale of equipment, property and leasehold improvements	2	0
Net cash used in investing activities of continuing operations	(714)	(2,159)
Net cash used in investing activities of discontinued operations	0	(745)
Net cash used in investing activities	(714)	(2,904)
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(48)	(524)
Effects of exchange rate changes on cash and cash equivalents of discontinued operations	0	(246)
Effects of exchange rate changes on cash and cash equivalents	(48)	(770)
Net change in cash and cash equivalents of discontinued operations	0	1,197
Net decrease in cash and cash equivalents	(7,167)	(7,551)
Cash and cash equivalents at the beginning of the period	17,936	29,881
Cash and cash equivalents at the end of the period	$10,769	$22,330

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$1,221	$0

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ended on April 1, 2016 and encompassed 13 weeks, while our second quarter of the prior fiscal year ended on April 3, 2015 and also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of April 1, 2016, and our results of operations for the three months and six months ended April 1, 2016 and April 3, 2015, and our cash flows for the six months ended April 1, 2016 and April 3, 2015. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—SHARE-BASED COMPENSATION

Share-based compensation expense related to grants of employee stock options and restricted stock units was less than $0.1 million for both the three months ended April 1, 2016 and April 3, 2015, and was charged in a manner consistent with the related employee salary costs. Share based compensation expense for the six month periods ended April 1, 2016 and April 3, 2015, were, in each case, also less than $0.1 million.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities from continuing operations, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Six months ended April 1, 2016	Year ended October 2, 2015

ARO balance, beginning of period	$1,669	$1,656
Accretion expense	40	79
Settlement of ARO liability	(106)	0
Foreign currency translation	(70)	(66)
ARO balance, end of period	$1,533	$1,669

NOTE 4—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted loss per share is computed similarly to basic loss per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 850,000 stock options and 250,000 stock options were excluded from the computations of diluted earnings per share for the three and six month periods ended April 1, 2016 and April 3, 2015, respectively, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Numerator:
Loss from continuing operations	$(5,371)	$(4,878)	$(7,650)	$(6,246)
Loss from discontinued operations	0	(2,983)	0	(2,765)
Net loss	$(5,371)	$(7,861)	$(7,650)	$(9,011)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,224	13,224	13,224
Effect of dilutive securities	0	0	0	0
Diluted	$13,224	$13,224	$13,224	$13,224

Loss per common share - basic and diluted:
Continuing operations	$(0.41)	$(0.37)	$(0.58)	$(0.47)
Discontinued operations	-	(0.23)	-	(0.21)
Basic and diluted loss per share	$(0.41)	$(0.60)	$(0.58)	$(0.68)

NOTE 5—INCOME TAXES

          Our income tax provision for continuing operations in our second quarters of fiscal years 2016 and 2015, respectively, was $0.1 million. Our income tax provision for continuing operations for our first six months of fiscal year 2016 was $0.1 million, as compared to $0.2 million for the first six months of fiscal year 2015. Our second quarter and six months to date 2016 and 2015 provisions were comprised primarily of income tax expense for our foreign subsidiaries. The Company established a valuation allowance against deferred tax assets in the U.S. in the third quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the second quarter of fiscal year 2016.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

 Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in a consistent manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the three and six month periods ended April 1, 2016 or April 3, 2015.

We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.   Summarized financial information by country for the three months and six months ended April 1, 2016 and April 3, 2015 from continuing operations are as follows:

	Three months ended		Six months ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenues:
United States	$11,130	$12,170	$22,965	$25,473
Canada	2,559	2,808	4,445	5,289
North America	13,689	14,978	27,410	30,762

United Kingdom	3,884	5,249	8,864	11,953
Sweden	616	1,375	1,590	2,948
Japan	499	550	955	889
Total	$18,688	$22,152	$38,819	$46,552

Gross profit:
United States	$3,075	$3,544	$7,824	$8,748
Canada	1,275	1,345	2,081	2,805
North America	4,350	4,889	9,905	11,553

United Kingdom	1,047	1,964	2,913	4,777
Sweden	286	973	831	1,960
Japan	346	364	657	574
Total	$6,029	$8,190	$14,306	$18,864

	April 1, 2016	April 3, 2015
Total assets:
United States	$16,980	$26,363
Canada	3,920	4,476
North America	20,900	30,839

United Kingdom	10,205	12,439
Sweden	3,058	3,837
Japan	1,668	1,459
Total	$35,831	$48,574

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months and six months ended April 1, 2016 and April 3, 2015.

NOTE 9—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	April 1, 2016	October 2, 2015
Deferred rent	$909	$1,074
LA lease liability	54	327
	$963	$1,401

Deferred Facilities Rent and Other

	April 1, 2016	October 2, 2015
Deferred rent	$4,556	$2,575
	$4,556	$2,575

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on September 30, 2017 and we are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on September 30, 2019 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not expect to early adopt ASU 2015-17. We are currently evaluating the impact that this standard will have on our financial statements.

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

NOTE 11—DISCONTINUED OPERATIONS

On March 3, 2015, we entered into an Agreement (“Agreement”) to sell our subsidiary in France, LTRE(FR), to Educinvest for consideration of € 1 (One Euro) (“Sale Transaction”). The Sale Transaction was consummated on the same date that the Agreement was signed by the parties. The purchase price was established in recognition of the potential liabilities being assumed by Educinvest related to continuation of the LTRE(FR) business. As part of the Sale Transaction, the Company and Educinvest concurrently entered into a license agreement, dated March 3, 2015 (the “License Agreement”). After the closing of the Sale Transaction, we agreed to provide certain temporary services to Educinvest, including the use of its website and the operational systems in place for a period of two years after the closing date. In connection with the Sale Transaction, we also agreed that during the term of the License Agreement we will not, without the prior written consent of Educinvest, (i) establish a physical presence in mainland France in competition with the business of LTRE(FR) as carried on as of the closing of the Sale Transaction or (ii) solicit employees of LTRE(FR), except for persons responding to general recruitment advertisements not specifically targeting LTRE(FR).

The sale of LTRE(FR) resulted in a loss on sale of $2.5 million. This loss plus the results of operations for LTRE(FR) for the three and six months ended April 3, 2015 have been reclassified to the loss from discontinued operations line on the Condensed Consolidated Statements of Operations and Comprehensive Loss presented herein. In addition, historical Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flow amounts at and for the three and six months ended April 3, 2015 have also been reclassified as discontinued operations.

Calculation of the loss on disposal of LTRE(FR):
(in thousands)
Investment in Learning Tree International S.A.	$1,324
Costs of sale	619
Cumulative translation adjustment realized	558
Loss on sale	$2,501

The summarized operating results of LTRE(FR) included in our Condensed Consolidated Statement of Operations and Comprehensive Loss are as follows:

	Three months ended		Six months ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenues	$0	$508	$0	$3,335
Cost of revenues	0	483	0	2,045
Gross profit	0	25	0	1,290
Operating expenses	0	594	0	1,626
Loss from operations	0	(569)	0	(336)
Other (expense) income, net	0	(32)	0	(45)
Loss from discontinued operation before income taxes	0	(601)	0	(381)
Income taxes	0	119	0	117
	$0	$(482)	$0	$(264)

NOTE 12—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of April 1, 2016 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that there are no subsequent events to be disclosed: [To be updated as needed]

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report. Our forward-looking statements, including the Future Outlook section contained herein, relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

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

We market and deliver our courses through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan, and with the sale of our French subsidiary in March 2015, through a licensee arrangement in France. We currently generate approximately 40% of our revenues internationally. Our sophisticated infrastructure and logistics capabilities allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses at customer facilities whenever and wherever desired, with quality standards that are identical to those of courses presented in our Learning Tree Education Centers.

We also offer courses through Learning Tree AnyWare™ — our web-based attendance platform. With the use of our AnyWare™ product, our clients anywhere in the world can participate in any course event being taught at any of our education centers, without the need to travel or commute to the actual course site. Our clients can take our courses at work, home, or at one of our AnyWare™ Learning Centers. Worldwide, we currently have a total of 34 stand-alone AnyWare™ Learning Centers which provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for learning and training. In addition, we have created AnyWare™ Learning Centers within eight of our Education Centers.

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

The Company has been experiencing a decline in course attendance. To address this decline, the Company has been executing upon new strategies to increase the number of attendees in our courses and expand our overall customer base. One of the strategies implemented worldwide is to Guarantee To Run (GTR) a higher percentage of our courses than in the past, which makes these courses more attractive to potential attendees that schedule their training in advance of the scheduled course date and want the certainty of the course being delivered on that date. While increasing the number of GTR courses will continue to increase our direct costs, we believe that the certainty of a course being delivered along with the number of pricing promotions we are now offering will generate additional revenues to offset this increase in direct costs with the goal of increasing profitability. The number of pricing promotions to attract more attendees and the increase in one-day courses, has the impact of lowering our overall average revenue per participant. Our overall objective is to stabilize the training offered via our Education Centers, and reverse the year-over-year declines in revenue.

An additional core strategy is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers and to become the provider of choice for large national and multinational companies, medium-size companies and government organizations. Over the past few years, we have started working with clients to address the life cycle of organizational performance challenges. To that end, we introduced IT Workforce Optimization Solutions, a comprehensive suite of services to support IT organizations in: defining organizational structure, processes, and job roles; assessing current staff skills and abilities; and implementing performance improvements by enhancing the skills and abilities of staff and helping to implement process improvements. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

As part of Workforce Optimization Solutions, we recently released a skills assessment solution that ultimately will be aligned with the competencies as defined by the non-profit organization, Skills Assessment for the Information Age (SFIA) Foundation. Our current skills assessment library contains more than 9,000 questions that cover 67 different roles across many IT disciplines. We have developed an automated, online tool for individuals to complete assessments, and we are working with several companies that are using our skills assessment solution for helping them assess current competencies of their staff as input to developing individual learning plans.

Through Workforce Optimization Solutions, we have been successfully providing Project Acceleration Workshops for organizations. These workshops combine a training component for an organization, while leveraging that training to support work on a specific customer project. A Project Acceleration Workshop might be focused on creating a Work Break Down (WBS) structure for a project, and as such our instructor would provide training to a customer project team on that subject. But the Workshop would then focus on the creation of a WBS for a specific customer project, so that at the end of the Workshop, the customer project team has a tangible product that can be used to help manage that project. We have received very positive feedback on the value of these workshops by both attendees and the customer organizations.

While we do believe Workforce Optimization Solutions is a meaningful strategy for the Company and its future growth, the Company does not expect that this strategy will have a significant impact on the Company’s revenues in the current fiscal year.

KEY METRICS OF OUR SECOND QUARTER AND SIX MONTHS OF FISCAL YEAR 2016

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ended on April 1, 2016 and encompassed 13 weeks, while our second quarter of the prior fiscal year ended on April 3, 2015 and also encompassed 13 weeks. The six months ended April 1, 2016 and April 3, 2015 also both encompassed 26 weeks

Following the sale of our subsidiary in France (“LTRE(FR)”) in March 2015, we reclassified the historical operating results, including operating statistics of LTRE(FR) to discontinued operations. The following discussions reflect comparisons of our continuing operations excluding LTRE(FR).

 The following is an overview of our results of continuing operations, and net losses for the second quarter of fiscal year 2016 which ended April 1, 2016, compared to the same quarter of fiscal year 2015:

•	Revenues decreased to $18.7 million from $22.2 million.

•	Gross profit declined to 32.3% of revenues from 37.0% of revenues.

•	Operating expenses decreased by $1.9 million to $11.3 million from $13.2 million. Operating expenses were 60.3% of revenues compared to 59.5% of revenues.

•	Loss from operations was $5.2 million compared to a loss from continuing operations of $5.0 million.

•	Net loss from operations totaled $5.4 million compared to a net loss from continuing operations of $4.9 million.

The following is an overview of our results of continuing operations, discontinued operations, and net losses for the six months ended April 1, 2016, compared to the equivalent period of fiscal year 2015:

•	Revenues decreased to $38.8 million from $46.6 million

•	Gross profit declined to 36.9% of revenues from 40.5% of revenues.

•	Operating expenses decreased by $3.5 million to $21.8 million from $25.3 million. Operating expenses were 56.2% of revenues compared to 54.3% of revenues.

•	Loss from operations was $7.5 million compared to a loss from continuing operations of $6.4 million.

•	Net loss from operations totaled $7.6 million compared to a net loss from continuing operations of $6.2 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended		Six months ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.7%	63.0%	63.1%	59.5%
Gross profit	32.3%	37.0%	36.9%	40.5%
Operating expenses:
Course development	7.1%	9.5%	6.8%	8.2%
Sales and marketing	26.2%	27.5%	24.5%	24.9%
General and administrative	27.0%	22.5%	24.9%	21.2%
	60.3%	59.5%	56.2%	54.3%
Loss from operations	(28.0)%	(22.5)%	(19.3)%	(13.8)%
Other income (expense):
Interest income, net	0.0%	0.0%	0.0%	0.0%
Foreign exchange losses	(0.3)%	0.8%	0.0%	0.8%
Other, net	(0.1)%	(0.1)%	0.0%	0.0%
	(0.4)%	0.7%	0.0%	0.8%

Loss from continuing operation before provision for income taxes	(28.4)%	(21.8)%	(19.3)%	(13.0)%
Provision for income taxes	0.3%	0.2%	0.4%	0.5%
Loss from continuing operations	(28.7)%	(22.0)%	(19.7)%	(13.5)%

Discontinued operations (Note 11)
Loss from discontinued operations (including loss on disposal of $2,500), net of tax	0.0%	(13.5)%	0.0%	(5.9)%
Net loss	(28.7)%	(35.5)%	(19.7)%	(19.4)%

THREE MONTHS AND SIX MONTHS ENDED APRIL 1, 2016 COMPARED WITH THE THREE MONTHS AND SIX MONTHS ENDED APRIL 3, 2015

Revenues. Revenues from continuing operations of $18.7 million in our second quarter of fiscal year 2016 were 15.6% lower than revenues of $22.2 million in the same quarter of fiscal year 2015. The decrease in revenues primarily resulted from a 10.0% decrease in average revenue per participant and a 6.3% decrease in the number of course participants. The decrease in the average revenue per participant was caused primarily by the lower average revenue per participant from one-day courses which we began introducing in the second quarter of fiscal year 2015, lower average revenue from implementation of periodic pricing promotions to attract new course attendees, and changes in foreign exchange rates, which negatively impacted revenues by approximately 2.1% quarter over quarter. The decrease in the number of course participants compared to the same quarter of our prior year was primarily due to the continued decline in enrollments in the United Kingdom and Sweden. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules were $1.2 million lower for the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015.

During our second quarter of fiscal year 2016, we trained 12,567 course participants from continuing operations, a 6.3% decrease from the 13,411 course participants we trained in our second quarter of fiscal year 2015.

During our second quarter of fiscal year 2016, we provided 39,766 attendee-days of training, 15.4% fewer than the 46,996 attendee-days of training we provided in the same quarter in fiscal year 2015. In our IT courses, we provided 26,559 attendee-days of training during our second quarter of fiscal year 2016, a 9.5% decrease from the 29,348 attendee-days in the corresponding period in fiscal year 2015. In our management courses, we provided 13,207 attendee-days of training, during our second quarter of fiscal year 2016, a 25.2% decrease from the 17,648 attendee-days in the corresponding period in fiscal year 2015.

Our revenues from continuing operations of $38.8 million during our first six months of fiscal year 2016 were 16.6% lower than revenues of $46.6 million in the same period of fiscal year 2015. The decrease in revenues primarily resulted from a 7.4% decrease in the number of course participants and a 9.9% decrease in average revenue per participant. The decrease in the number of course participants compared to the same six month period of our prior year is primarily due to the continued decline in enrollments in the United Kingdom and Sweden. The 9.9% decrease in average revenue per participant was caused primarily by the lower average revenue per participant from one-day courses which we began introducing in the second quarter of fiscal year 2015, lower average revenue from the use of periodic pricing promotions to attract new course attendees, and changes in foreign exchange rates. Revenues were negatively impacted by approximately 2.5% period over period as a result of changes in foreign exchange rates.

During our first six months of fiscal year 2016, we trained 25,468 course participants, a 7.4% decrease from the 27,516 course participants we trained in our first six months of fiscal year 2015.

During our first six months of fiscal year 2016, we provided 80,176 attendee-days of training, 17.3% fewer than the 96,978 attendee-days in the same period in fiscal year 2015. In our IT courses during our first six months of fiscal year 2016, we provided 51,058 attendee-days of training, a 12.8% decrease from the 58,568 attendee-days in the corresponding period in fiscal year 2015. In our management courses during our first six months of fiscal year 2016, we provided 29,118 attendee-days of training, a 24.2% decrease from the 38,410 attendee-days in the corresponding period in fiscal year 2015.

Cost of Revenues. Our cost of revenues from continuing operations primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our second quarter of fiscal year 2016, we presented 1,251 events, a 7.4% increase from 1,165 events during the same period in fiscal year 2015. The increase was primarily due to the addition of one day course events in the second quarter of fiscal year 2016. Our cost of revenues for our second quarter of fiscal year 2016 was $12.7 million, or 67.7% of revenues, compared to $14.0 million, or 63.0% of revenues, in the same period in fiscal year 2015. Accordingly, our gross profit percentage for our second quarter of fiscal year 2016 was 32.3% compared to 37.0% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2016 primarily reflects the 10.0% decrease in revenue per participant that was partially offset by a 3.2% decrease in cost per participant. The decrease in cost per participant is primarily the result of a 9.3% decrease in the cost of revenues partially offset by the 6.3% decrease in participants and the positive impact on expenses from changes in foreign exchange rates. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first six months of fiscal year 2016, we presented from continuing operations 2,342 events, a 6.6% increase from 2,197 events during the same period in fiscal year 2015. The increase was primarily due to the addition of one day courses during the first six months of fiscal year 2016. Our cost of revenues for our first six months of fiscal year 2016 was $24.5 million, or 63.1% of revenues, compared to $27.7 million, or 59.5% of revenues, in the same period in fiscal year 2015. Accordingly, our gross profit percentage for our first six months of fiscal year 2016 was 36.9% compared to 40.5% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues during our first six months of fiscal year 2016 primarily reflects the 9.9% decrease in revenue per participant partially offset by a 4.3% decrease in the cost per participant. The decrease in cost per participant is primarily the result of an 11.5% decrease in the cost of revenues partially offset by the 7.4% decrease in participants and the positive impact on expenses from changes in foreign exchange rates.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our second quarter of fiscal year 2016, course development expenses were 7.1% of revenues, compared to 9.5% in our second quarter of fiscal year 2015. Overall spending on course development in our second quarter of fiscal year 2016 was $1.3 million, compared to $2.1 million spent on course development in our second quarter of fiscal year 2015. The $0.8 million decrease in course development expenses quarter over quarter was primarily due to the development of a series of one day courses during the second quarter of fiscal year 2015 that did not occur during the second quarter of fiscal year 2016 and lower personnel expenses during the second quarter of fiscal year 2016.

Course development expense during our first six months of fiscal year 2016 was $2.6 million, a decrease of $1.2 million compared to $3.8 million in the same period of fiscal year 2015.

In our second quarter of fiscal year 2016, we introduced six new multi-day IT course titles and 13 one day course titles. We did not retire any courses during the second quarter of fiscal year 2016. At the end of our second quarter of fiscal year 2016, our library of instructor-led courses numbered 369 titles compared with 216 titles at the end of the same quarter of fiscal year 2015. At the end of our second quarter of this fiscal year, we had 127 multi-day IT titles in our course library, compared with 118 multi-day titles at the end of the same quarter of fiscal year 2015. Our library of multi-day management titles numbered 70 at the end of our second quarter of fiscal year 2016, compared to 64 at the end of the same quarter of fiscal year 2015. Our library of 1-Day Boot Camp courses numbered 172 at the end of our second quarter of fiscal year 2016, compared to 34 at the end of the same quarter of fiscal year 2015.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses from continuing operations in our second quarter of fiscal year 2016 were 26.2 % of revenues, compared to 27.5% in the same quarter of fiscal year 2015. Sales and marketing expenses were $4.9 million in our second quarter of fiscal year 2016, compared to $6.1 million during our second quarter of fiscal year 2015. The decrease is driven primarily by decreases in direct marketing costs and by the favorable impact of foreign exchange rates on the expenses incurred by our foreign subsidiaries when compared to the second quarter of fiscal year 2015.

Sales and marketing expenses from continuing operations during our first six months of fiscal year 2016 were $9.5 million, a decrease of $2.1 million compared to $11.6 million in the same period of fiscal year 2015. The decrease is driven primarily by decreases in direct marketing costs and the favorable impact of foreign exchange rates on the expenses incurred by our foreign subsidiaries when compared to the first six months of fiscal year 2015.

 General and Administrative Expenses. General and administrative expenses in our second quarter of fiscal year 2016 were 27.0% of revenues, compared with 22.5% for the same quarter in fiscal year 2015. General and administrative expenses during our second quarter of fiscal year 2016 were $5.0 million, the same as in our second quarter of fiscal year 2015.

 General and administrative expenses during our first six months of fiscal year 2016 were $9.7 million, a decrease of $0.2 million compared to $9.9 million in the same period of fiscal year 2015. The decrease was due primarily to the favorable impact of foreign exchange rates on the expenses incurred by our foreign subsidiaries.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our second quarter of fiscal year 2016, we had other expense of $0.1 million compared to other income of $0.2 million in the second quarter of fiscal year 2015, both primarily from foreign exchange gains or losses.

During our first six months of fiscal year 2016 other expense totaled less than $0.1 million compared to other income of $0.4 million in our first six months of fiscal year 2015 both primarily from foreign exchange gains or losses.

Income Taxes. Our income tax provision in our second quarter of fiscal year 2016 was $0.1 million, compared to $0.1 million in our second quarter of fiscal year 2015. Our second quarter of fiscal year 2016 and 2015 provisions are primarily related to the income tax expense of the Company's foreign subsidiaries.

Our income tax provision for our first six months of fiscal year 2016 was $0.1 million, compared to $0.2 million for our first six months of fiscal year 2015, and are primarily related to the income tax expense of the Company's foreign subsidiaries.

Loss from Continuing Operations. Our loss from continuing operations for our second quarter of fiscal year 2016 was $5.4 million compared to a loss of $4.9 million for our second quarter of fiscal year 2015.

For the first six months of fiscal year 2016, our loss from continuing operations was $7.7 million compared to a loss of $6.2 million in the first six months of fiscal year 2015.

Loss from Discontinued Operations. We incurred a loss from discontinued operations totaling $3.0 million in our second quarter of fiscal year 2015, which includes the $2.5 million loss from the disposition of our French operating subsidiary.

Net Loss. Our net loss for our second quarter of fiscal year 2016 was $5.4 million compared to net loss of $7.9 million for our second quarter of fiscal year 2015.

Our net loss for our first six months of fiscal year 2016 was $7.6 million compared to net loss of $9.0 million for our first six months of fiscal year 2015.

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

In addition, we use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ending April 1, 2016 encompassed 13 weeks, while our second quarter of the prior fiscal year ending April 3, 2015 also encompassed 13 weeks.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at April 1, 2016 included cash and cash equivalents on hand of $10.8 million. During the first six months of fiscal year 2016, our total cash and cash equivalents decreased by $7.1 million, primarily as a result of cash used in operating activities of $6.4 million and cash used for capital expenditures of $0.7 million.

At April 1, 2016, our net working capital deficit (current assets minus current liabilities) was $(7.8) million, a $5.9 million decrease from our working capital balance at October 2, 2015. Current assets from continuing operations decreased $8.2 million during the period, due primarily to decreases in trade accounts receivable and cash. Current liabilities from continuing operations decreased $2.3 million during the period, primarily due to decreases in accounts payable and accrued expenses.

 Cash Flows from Continuing Operations. Our cash and cash equivalents from continuing operations decreased $7.2 million to $10.8 million at April 1, 2016 from $17.9 million at October 2, 2015.

	Six months ended
(in thousands)	April 1, 2016	April 3, 2015	Net Change
Cash used in operating activities of continuing operations	$(6,405)	$(4,868)	$(1,537)
Cash used in investing activities of continuing operations	(714)	(2,159)	1,445
Cash used in financing activities	0	0	0
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(48)	(524)	476
Net decrease in cash and cash equivalents of continuing operations	$(7,167)	$(7,551)	$384

Cash used in continuing operating activities increased $1.5 million in the first six months of fiscal year 2016, compared to the first six months of fiscal year 2015 primarily due to the larger loss from continuing operations for the current period of $7.6 million compared to a loss of $6.2 million for the first six months of fiscal year 2015. Cash used in investing activities decreased by $1.4 million in the first six months of fiscal year 2016 compared to the first six months of fiscal 2015, due to decreased capital spending for equipment and leasehold improvements.

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

Capital Requirements. During the six months ended April 1, 2016, we made capital expenditures of $0.7 million for leasehold improvements and the purchase of network computer and other equipment. Additionally, $1.2 million of leasehold improvement costs were funded directly by the landlord to the contractor. We plan to purchase an additional $0.5 million in equipment and other capital assets during the remainder of fiscal year 2016. Our contractual obligations as of April 1, 2016 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2015 10-K.

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

FUTURE OUTLOOK

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. We have taken this into consideration in developing our forward-looking outlook for our third quarter of fiscal year 2016. In addition, while the third quarter of fiscal year 2015 had 13 weeks, the same as in the third quarter of fiscal year 2016,  the fiscal year 2015 third quarter included the Fourth of July holiday week in the U.S., which falls in the fourth quarter in fiscal year 2016. We typically do not run courses the week of July 4th in the U.S.

Effect of Exchange Rates. Approximately half of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the average exchange rates as of May 2, 2016 remain constant for the remainder of our third quarter of fiscal year 2016, then we would expect foreign exchange rates to negatively impact third quarter revenues from continuing operations by approximately 1.2% when compared to the third quarter of fiscal year 2015. To the extent that the U.S. dollar rises against the functional currencies of our foreign subsidiaries, we would expect to experience further negative impact to our third quarter 2016 revenues. As a large percentage of our overhead costs are U.S. dollar-based, we would expect the corresponding positive impact to expense to be substantially less.

Third Quarter Revenues. We currently expect revenues from continuing operations for our third quarter of fiscal year 2016 of between $21.0 million and $22.0 million, compared to revenues of $22.7 million in our third quarter of fiscal year 2015.

Third Quarter Gross Profit. We expect a gross profit percentage from continuing operations in our third quarter of fiscal year 2016 of between 40.0% and 41.0% compared to 36.6% in our third quarter of fiscal year 2015.

Third Quarter Operating Expenses. We expect overall operating expenses from continuing operations for our third quarter of fiscal year 2016 to be between $10.3 million and $11.3 million, compared to $12.4 million in our third quarter of fiscal year 2015.

Third Quarter Loss from Operations. As a result of the above factors, we expect to incur a third quarter operating loss of between $1.3 million and $2.9 million compared with an operating loss of $4.1 million in our third quarter of fiscal year 2015.

Third Quarter Other Income (Expense), Net. We expect third quarter other expense to be less than $0.1 million.

Third Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our third quarter of fiscal year 2016 of between $1.3 million and $3.0 million, compared with a pre-tax loss of $4.1 million in our third quarter of fiscal year 2015.

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

As of April 1, 2016, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors as previously disclosed under Part I, Item 1A of the 2015 10-K. The risks described in the 2015 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.1	Employment Agreement between Registrant and Dr. David C. Collins, dated February 18, 2016 **	Filed herewith.

10.2	First Amendment To Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated February 1, 2016 ***	Filed herewith.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

**      This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2016

LEARNING TREE INTERNATIONAL, INC.

By: /s/ Richard A. Spires
Richard A. Spires
Chief Executive Officer (Principal Executive Officer)

By: /s/ David W. Asai
David W. Asai
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Document Description	Incorporation by Reference

10.1	Employment Agreement between Registrant and Dr. David C. Collins, dated February 18, 2016 **	Filed herewith.

10.2	First Amendment To Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated February 1, 2016 ***	Filed herewith.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

 **      This exhibit is a management contract, compensatory plan or arrangement.