Form 10-Q
period 2016-07-01
LEARNING TREE INTERNATIONAL, INC.
filed 2016-08-15
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

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

 The number of shares of common stock, $.0001 par value, outstanding as of August 10, 2016 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q July 1, 2016

PART I—FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 1,	October 2,
	2016	2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,055	$17,936
Trade accounts receivable, net	9,316	10,475
Income tax receivable	239	498
Prepaid expenses	2,625	2,773
Other current assets	1,505	1,747
Total current assets	22,740	33,429
Equipment, Property and Leasehold Improvements:
Education and office equipment	32,000	33,165
Transportation equipment	64	70
Property and leasehold improvements	18,529	17,931
	50,593	51,166
Less: accumulated depreciation and amortization	(44,600)	(45,096)
	5,993	6,070
Restricted interest-bearing investments	2,988	3,265
Deferred income taxes	477	476
Other assets	608	681
Total assets	$32,806	$43,921

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Trade accounts payable	$5,358	$6,744
Deferred revenues	22,710	22,909
Accrued payroll, benefits and related taxes	3,127	2,865
Other accrued liabilities	692	1,225
Income taxes payable	0	174
Current portion of deferred facilities rent and other	822	1,401
Total current liabilities	32,709	35,318
Asset retirement obligations	1,475	1,669
Deferred income taxes	133	134
Deferred facilities rent and other	4,827	2,575
Noncurrent tax liabilities	1,215	1,178
Total liabilities	40,359	40,874
COMMITMENTS AND CONTINGENCIES
Stockholders' (Deficit) Equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 issued and outstanding	1	1
Additional paid-in capital	6,347	6,224
Accumulated other comprehensive loss	(821)	(578)
Accumulated Deficit	(13,080)	(2,600)
Total stockholders' (deficit) equity	(7,553)	3,047
Total liabilities and stockholders' (deficit) equity	$32,806	$43,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenues	$21,073	$22,703	$59,892	$69,255
Cost of revenues	13,232	14,361	37,745	42,049
Gross profit	7,841	8,342	22,147	27,206
Operating expenses:
Course development	1,354	2,575	3,990	6,395
Sales and marketing	4,710	5,387	14,219	16,999
General and administrative	4,750	4,420	14,408	14,275
	10,814	12,382	32,617	37,669
Loss from operations	(2,973)	(4,040)	(10,470)	(10,463)
Other income (expense):
Interest income, net	6	16	21	27
Foreign exchange gains (losses)	147	(52)	157	336
Other, net	41	(5)	7	(17)
	194	(41)	185	346

Loss from continuing operations before provision for income taxes	(2,779)	(4,081)	(10,285)	(10,117)
Provision for income taxes	51	222	195	432
Loss from continuing operations	$(2,830)	$(4,303)	$(10,480)	$(10,549)

Discontinued operations (Note 11)
Loss from discontinued operations, net of tax	$0	$0	$0	$(264)
Loss on disposal of discontinued segment	0	0	0	(2,501)
Loss from discontinued operations, net of tax	$0	$0	$0	$(2,765)

Net loss	$(2,830)	$(4,303)	$(10,480)	$(13,314)

Loss per share basic and diluted:
Continuing operations	$(0.21)	$(0.33)	$(0.79)	$(0.80)
Discontinued operations	0.00	0.00	0.00	(0.21)
Basic and diluted loss per share	$(0.21)	$(0.33)	$(0.79)	$(1.01)
Weighted average shares outstanding:
Weighted average shares - basic	13,224	13,224	13,224	13,224
Weighted average shares - diluted	13,224	13,224	13,224	13,224
Comprehensive loss:
Net loss	$(2,830)	$(4,303)	$(10,480)	$(13,314)
Foreign currency translation adjustments	(113)	251	(243)	(93)
Comprehensive loss	$(2,943)	$(4,052)	$(10,723)	$(13,407)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	July 1, 2016	July 3, 2015
Cash flows - operating activities
Net Loss	$(10,480)	$(13,314)
Add: Loss on sale of France Unit	0	2,501
Loss from discontinued operations, net of tax	0	264
Loss from continuing operations	(10,480)	(10,549)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	2,159	3,515
Share-based compensation	123	57
Deferred income taxes	(37)	103
Provision for doubtful accounts	116	28
Accretion on asset retirement obligations	59	59
(Gain) loss on disposal of equipment, property and leasehold improvements	(2)	11
Unrealized foreign exchange gains	(136)	(331)
Settlement of asset retirement obligation	(106)	0
Changes in operating assets and liabilities:
Trade accounts receivable	977	3,497
Prepaid expenses and other assets	243	(407)
Income tax receivable / payable	111	(137)
Trade accounts payable	(1,268)	202
Deferred revenues	358	(1,751)
Deferred facilities rent and other	528	(1,032)
Other accrued liabilities	(336)	(2,028)
Net cash used in operating activities of continuing operations	(7,691)	(8,763)
Net cash used in operating activities of discontinued operations	0	(206)
Net cash used in operating activities	(7,691)	(8,969)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(1,106)	(2,260)
Proceeds from sale of equipment, property and leasehold improvements	2	20
Net cash used in investing activities of continuing operations	(1,104)	(2,240)
Net cash used in investing activities of discontinued operations	0	(745)
Net cash used in investing activities	(1,104)	(2,985)
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(86)	(196)
Effects of exchange rate changes on cash and cash equivalents of discontinued operations	0	(246)
Effects of exchange rate changes on cash and cash equivalents	(86)	(442)
Net change in cash and cash equivalents of discontinued operations	0	1,197
Net decrease in cash and cash equivalents	(8,881)	(11,199)
Cash and cash equivalents at the beginning of the period	17,936	29,881
Cash and cash equivalents at the end of the period	$9,055	$18,682

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$1,221	$0

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended on July 1, 2016 and encompassed 13 weeks, while our third quarter of the prior fiscal year ended on July 3, 2015 and also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of July 1, 2016, and our results of operations for the three months and nine months ended July 1, 2016 and July 3, 2015, and our cash flows for the nine months ended July 1, 2016 and July 3, 2015. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—SHARE-BASED COMPENSATION

Share-based compensation expense related to grants of employee stock options and restricted stock units was less than $0.1 million for both the three months ended July 1, 2016 and July 3, 2015, and was charged in a manner consistent with the related employee salary costs. Share based compensation expense for the nine month ended July 1, 2016 was $0.1 million compared to less than $0.1 million for the nine months ended July 3, 2015.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities from continuing operations, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Nine months ended July 1, 2016	Year ended October 2, 2015

ARO balance, beginning of period	$1,669	$1,656
Accretion expense	59	79
Settlement of ARO liability	(106)	0
Foreign currency translation	(147)	(66)
ARO balance, end of period	$1,475	$1,669

NOTE 4—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (which excludes unvested shares of our common stock granted under our 2007 Equity Incentive Plan) during the reporting period. Diluted loss per share is computed similarly to basic loss per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 850,000 stock options and 250,000 stock options were excluded from the computations of diluted earnings per share for the three and nine month ended July 1, 2016 and July 3, 2015, respectively, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Numerator:
Loss from continuing operations	$(2,830)	$(4,303)	$(10,480)	$(10,549)
Loss from discontinued operations	0	-	0	(2,765)
Net loss	$(2,830)	$(4,303)	$(10,480)	$(13,314)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,224	13,224	13,224
Effect of dilutive securities	0	0	0	0
Diluted	13,224	13,224	13,224	13,224

Loss per common share - basic and diluted:
Continuing operations	$(0.21)	$(0.33)	$(0.79)	$(0.80)
Discontinued operations	0	0	0	(0.21)
Basic and diluted loss per share	$(0.21)	$(0.33)	$(0.79)	$(1.01)

NOTE 5—INCOME TAXES

          Our income tax provision for continuing operations was $0.1 million and $0.2 million in our third quarters of fiscal years 2016 and 2015, respectively. Our income tax provision for continuing operations for our first nine months of fiscal year 2016 was $0.2 million, as compared to $0.4 million for the first nine months of fiscal year 2015. Our third quarter and nine months to date 2016 and 2015 tax provisions were comprised primarily of income tax expense for our foreign subsidiaries and an adjustment of our U.S. income tax expense for fiscal year 2015 to reflect a true up of the actual return to provision estimates. The Company established a valuation allowance against deferred tax assets in the U.S. in the third quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the third quarter of fiscal year 2016.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

 Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in a consistent manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the three and nine month ended July 1, 2016 or July 3, 2015.

We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.   Summarized financial information by country for the three months and nine months ended July 1, 2016 and July 3, 2015 from continuing operations are as follows:

	Three months ended		Nine months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenues:
United States	$14,020	$15,147	$36,985	$40,621
Canada	1,549	1,392	5,994	6,681
North America	15,569	16,539	42,979	47,302

United Kingdom	3,899	4,878	12,763	16,831
Sweden	867	822	2,457	3,770
Japan	738	464	1,693	1,352
Total	$21,073	$22,703	$59,892	$69,255

Gross profit:
United States	$5,402	$5,464	$13,227	$14,211
Canada	414	594	2,495	3,399
North America	5,816	6,058	15,722	17,610

United Kingdom	1,030	1,580	3,943	6,357
Sweden	459	393	1,290	2,354
Japan	536	311	1,192	885
Total	$7,841	$8,342	$22,147	$27,206

	July 1, 2016	July 3, 2015
Total assets:
United States	$15,481	$23,254
Canada	3,517	3,859
North America	18,998	27,113

United Kingdom	8,815	12,604
Sweden	2,953	3,591
Japan	2,040	1,489
Total	$32,806	$44,797

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months and nine months ended July 1, 2016 and July 3, 2015.

NOTE 9—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	July 1, 2016	October 2, 2015
Deferred rent	$822	$1,074
LA lease liability	0	327
	$822	$1,401

Deferred Facilities Rent and Other

	July 1, 2016	October 2, 2015
Deferred rent	$4,827	$2,575
	$4,827	$2,575

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on September 28, 2019 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not expect to early adopt ASU 2015-17. Accordingly, the standard is effective for us on September 30, 2017 and we are currently evaluating the impact that this standard will have on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14"), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2017. Accordingly, the standard is effective for us on September 29, 2018 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect to early adopt ASU 2014-15. Accordingly, the standard is effective for us on September 30, 2017 and we are currently evaluating the impact that this standard will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

NOTE 11—DISCONTINUED OPERATIONS

On March 3, 2015, we entered into an Agreement (“Agreement”) to sell our subsidiary in France, Learning Tree International S. A. (“LTRE(FR)”), to Educinvest SPRL (“Educinvest”) for consideration of € 1 (One Euro) (“Sale Transaction”). The Sale Transaction was consummated on the same date that the Agreement was signed by the parties. The purchase price was established in recognition of the potential liabilities being assumed by Educinvest related to continuation of the LTRE(FR) business. As part of the Sale Transaction, the Company and Educinvest concurrently entered into a license agreement, dated March 3, 2015 (the “License Agreement”). After the closing of the Sale Transaction, we agreed to provide certain temporary services to Educinvest, including the use of its website and the operational systems in place for a period of two years after the closing date. In connection with the Sale Transaction, we also agreed that during the term of the License Agreement we will not, without the prior written consent of Educinvest, (i) establish a physical presence in mainland France in competition with the business of LTRE(FR) as carried on as of the closing of the Sale Transaction or (ii) solicit employees of LTRE(FR), except for persons responding to general recruitment advertisements not specifically targeting LTRE(FR).

The sale of LTRE(FR) resulted in a loss on sale of $2.5 million. This loss plus the results of operations for LTRE(FR) for the three and nine months ended July 3, 2015 have been reclassified to the loss from discontinued operations line on the Condensed Consolidated Statements of Operations and Comprehensive Loss presented herein. In addition, historical Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flow amounts for LTRE(FR) at and for the three and nine months ended July 3, 2015 have also been reclassified as discontinued operations.

Calculation of the loss on disposal of LTRE(FR):
(in thousands)
Investment in Learning Tree International S.A.	$1,324
Costs of sale	619
Cumulative translation adjustment realized	558
Loss on sale	$2,501

The summarized operating results of LTRE(FR) included in our Condensed Consolidated Statements of Operations and Comprehensive Loss are as follows:

	Three months ended		Nine months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenues	$0	$0	$0	$3,335
Cost of revenues	0	0	0	2,046
Gross profit	0	0	0	1,289
Operating expenses	0	0	0	1,626
Loss from operations	0	0	0	(337)
Other (expense) income, net	0	0	0	(44)
Loss from discontinued operations before income taxes	0	0	0	(381)
Income taxes	0	0	0	117
Loss from discontinued operations, net of tax	$0	$0	$0	$(264)

NOTE 12—SUBSEQUENT EVENTS

We have accelerated our comprehensive cost reduction program with the goal of significantly reducing our fiscal year 2017 overall expenses in the range of $11.0 to $12.0 million when compared to the Company's expenses for fiscal year 2016. These targeted cost reductions have been initiated to right-size the Company’s operations, modernize its business operations to meet customer demand and preserve capital. In order to implement these cost reductions for the 2017 fiscal year, we have taken or are taking the following steps:

●

Eliminating our direct mail course catalog advertising program effective immediately. Besides being a “green initiative”, we believe that our overall customer-base has shifted the manner in which it selects and purchases courses away from printed catalogs toward greater use of digital channels, such as website, social media and digital advertising.

●	Making our course notes available electronically and only producing a paper copy if requested by our attendee.
●	Reduced staffing in North America by 26 full time equivalent employees.
●	Reduced the compensation paid to our Board of Directors, effective immediately, which our directors unanimously agreed to do as part of our cost reduction program.
●	Reducing our real estate costs, which will begin with our Education Center lease in the Chicago area that is expiring. As other facility leases expire, additional cost reductions will be evaluated.

 As part of this program, Learning Tree will continue to review and take appropriate actions to streamline its operations in order to reduce or eliminate excess costs.

We have evaluated all events subsequent to the balance sheet date of July 1, 2016 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that there are no other subsequent events to be disclosed.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report. Our forward-looking statements, including the Future Outlook section contained herein, relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans, expense reduction initiatives and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

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

Our objective is to provide our customers with job-focused, hands-on learning experiences that best meet their needs for the development of their professional IT staff and managers. We design our courses to provide participants an unbiased perspective of both the strengths and limitations of software and hardware products and an understanding of how to compare and integrate multiple platforms and technologies from various vendors. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive, with virtually all of our courses involving “hands-on” training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises and participating in group workshops and class interactions. As a result, they return to their jobs with the confidence to immediately apply the new skills and knowledge they have gained. Participants receive or are provided access to extensive course materials that facilitate learning and serve as a post-course reference tool.

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

We market and deliver our courses through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan, and, pursuant to our License Agreement entered into in connection with the sale of our former French subsidiary, in France. We currently generate approximately 40% of our revenues internationally. Our sophisticated infrastructure and logistics capabilities allow us to coordinate, plan and deliver Learning Tree courses at our education centers and external hotel and conference facilities worldwide. We also present standard or customized courses at customer facilities whenever and wherever desired, with quality standards that are identical to those of courses presented in our Learning Tree Education Centers.

We also offer courses through Learning Tree AnyWare™ — our web-based attendance platform. With the use of our AnyWare™ product, our clients anywhere in the world can participate in any course event being taught at any of our education centers, without the need to travel or commute to the actual course site. Our clients can take our courses at work, home, or at one of our AnyWare™ Learning Centers. Worldwide, we currently have a total of 31 stand-alone AnyWare™ Learning Centers as well as a dedicated AnyWare™ Learning Center within each of our Education Centers which provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for learning and training and give our customers firsthand experience with our on-line capabilities. As acceptance of the AnyWare™ product has increased in the United States and Canada, and with our customers increasingly attending courses from home or their office using our AnyWare™ platform, we are evaluating the costs and benefits of maintaining all of our stand-alone AnyWare™ Learning Centers as part of our ongoing review of our business operations.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish and Japanese. Our License Agreement with Educinvest determines which courses are translated into French. Our proprietary course development process also allows us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites. In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an International Institute of Business Analysis (“IIBA”) Endorsed Education Provider; and a SFIA Foundation Accredited Training Partner.

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

STRATEGIC INITIATIVES

The Company has been experiencing a decline in course attendance. To address this decline, the Company has been executing upon new strategies to increase the number of attendees in our courses and expand our overall customer base. One of the strategies implemented worldwide is to Guarantee To Run (GTR) a higher percentage of our courses than in the past, which makes these courses more attractive to potential attendees that schedule their training in advance of the scheduled course date and want the certainty of the course being delivered on that date. While increasing the number of GTR courses will increase our direct costs, we believe that the certainty of a course being delivered along with the number of pricing promotions we are now offering will generate additional revenues to offset this increase in direct costs with the goal of increasing profitability. The number of pricing promotions to attract more attendees and the increase in one-day courses have the impact of lowering our overall average revenue per participant. Other strategies being initiated include leveraging resellers and other partner models to increase our sales reach, amplifying the growth of our internal sales teams, and partnering with certification organizations and other appropriate training providers to broaden and deepen the training products we offer. Our overall objective is to stabilize the training offered via our Education Centers, and reverse the year-over-year declines in revenue.

An additional core strategy is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers and to become the provider of choice for large national and multinational companies, medium-size companies and government organizations. Over the past few years, we have started working with clients to address the life cycle of organizational performance challenges. To that end, we introduced IT Workforce Optimization Solutions during the 2016 fiscal year, which is a comprehensive suite of services to support IT organizations in: defining organizational structure, processes, and job roles; assessing current staff skills and abilities; and implementing performance improvements by enhancing the skills and abilities of staff and helping to implement process improvements. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

As part of Workforce Optimization Solutions, we released a skills assessment solution that ultimately will be aligned with the competencies as defined by the non-profit organization, Skills Assessment for the Information Age (SFIA) Foundation. Our current skills assessment library contains more than 9,000 questions that cover 67 different roles across many IT disciplines. We have developed an automated, online tool for individuals to complete assessments, and we are working with several companies that are using our skills assessment solution for helping them assess current competencies of their staff as input to developing individual learning plans.

Through Workforce Optimization Solutions, we have been successfully providing Project Acceleration Workshops for organizations. These workshops combine a training component for an organization, while leveraging that training to support work on a specific customer project. A Project Acceleration Workshop might be focused on creating a Work Break Down (WBS) structure for a project, and as such our instructor would provide training to a customer project team on that subject. But the Workshop would then focus on the creation of a WBS for a specific customer project, so that at the end of the Workshop, the customer project team has a tangible product that can be used to help manage that project. We have received positive feedback on the value of these workshops by both attendees and the customer organizations.

While we do believe Workforce Optimization Solutions is a meaningful strategy for the Company and its future growth, the Company does not expect that this strategy will have a significant impact on the Company’s revenues for the remainder of this fiscal year.

We continue to invest in our sales functions as we make the transition from direct marketing to direct sales. We believe this investment along with Workforce Optimization Solutions will enable us to achieve our goal of reversing the year over year declines in revenue that we have been experiencing and have positive operating income for fiscal year 2017. Although we will be working diligently to accomplish these goals, there is no assurance that we will achieve them, and if so, by the effective timing of fiscal year 2017.

Comprehensive Cost Reduction Program

We have accelerated our comprehensive cost reduction program with the goal of significantly reducing our fiscal year 2017 overall expenses in the range of $11.0 to $12.0 million when compared to the Company’s expenses for fiscal year 2016. These targeted cost reductions are in addition to approximately $6.2 million in overall cost reductions already achieved during the first nine months of fiscal year 2016 when compared to the Company’s expenses for the first nine months of fiscal year 2015. These reductions have been initiated to right-size the Company’s operations, modernize its business operations to meet customer demand and preserve capital. In order to implement these cost reductions for the 2017 fiscal year, we have taken or are taking the following steps:

●

Eliminating our direct mail course catalog advertising program effective immediately. Besides being a “green initiative”, we believe that our overall customer-base has shifted the manner in which it selects and purchases courses away from printed catalogs toward greater use of digital channels, such as website, social media and digital advertising.

●	Making our course notes available electronically and only producing a paper copy if requested by our attendee.
●	Complete a reduction in force of 26 full time equivalent employees in North America.
●	Reduced the compensation paid to our Board of Directors, effective August 1, 2016, which our directors unanimously agreed to do as part of our cost reduction program.
●

Reducing our real estate costs, which will begin with our Education Center lease in the Chicago area that is expiring and will not be replaced. As other facility leases expire, additional cost reductions will be evaluated.

 As part of this program, Learning Tree will continue to review and take appropriate actions to streamline its operations in order to reduce or eliminate excess costs.

In addition, Learning Tree is exploring other strategic options available to it to enhance shareholder value. Learning Tree does not expect to comment further or update the market with any additional information on the strategic options it is evaluating, unless and until its Board of Directors deems disclosure appropriate or necessary.

KEY METRICS OF OUR THIRD QUARTER AND NINE MONTHS OF FISCAL YEAR 2016

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended on July 1, 2016 and encompassed 13 weeks, while our third quarter of the prior fiscal year ended on July 3, 2015 and also encompassed 13 weeks. The nine months ended July 1, 2016 and July 3, 2015 also both encompassed 39 weeks

Following the sale of our subsidiary in France, Learning Tree International S.A. (“LTRE(FR)”) in March 2015, we reclassified the historical operating results, including operating statistics of LTRE(FR), to discontinued operations. The following discussions reflect comparisons of our continuing operations excluding LTRE(FR).

 The following is an overview of our results of continuing operations, and net losses for the third quarter of fiscal year 2016 which ended July 1, 2016, compared to the same quarter of fiscal year 2015 which ended July 3, 2015:

•	Revenues decreased to $21.1 million from $22.7 million.

•	Gross profit increased to 37.2% of revenues from 36.7% of revenues.

•	Operating expenses decreased by $1.6 million to $10.8 million from $12.4 million. Operating expenses were 51.3% of revenues compared to 54.5% of revenues.

•	Loss from operations was $3.0 million compared to a loss from operations of $4.0 million.

•	Net loss totaled $2.8 million compared to a net loss of $4.3 million.

The following is an overview of our results of continuing operations, discontinued operations, and net losses for the nine months ended July 1, 2016, compared to the equivalent period of fiscal year 2015:

•	Revenues decreased to $59.9 million from $69.3 million

•	Gross profit declined to 37.0% of revenues from 39.3% of revenues.

•	Operating expenses decreased by $5.1 million to $32.6 million from $37.7 million. Operating expenses were 54.5% of revenues compared to 54.4% of revenues.

•	Loss from operations was $10.5 million, the same as the nine months ended July 3, 2015.

•	Net loss totaled $10.5 million compared to a net loss of $13.3 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended		Nine months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.8%	63.3%	63.0%	60.7%
Gross profit	37.2%	36.7%	37.0%	39.3%
Operating expenses:
Course development	6.4%	11.3%	6.7%	9.2%
Sales and marketing	22.4%	23.7%	23.7%	24.6%
General and administrative	22.5%	19.5%	24.1%	20.6%
	51.3%	54.5%	54.5%	54.4%
Loss from operations	-14.1%	-17.8%	-17.5%	-15.1%
Other income (expense):
Interest income, net	0.0%	0.0%	0.0%	0.0%
Foreign exchange losses	0.7%	-0.2%	0.3%	0.5%
Other, net	0.2%	0.0%	0.0%	0.0%
	0.9%	-0.2%	0.3%	0.5%

Loss from continuing operation before provision for income taxes	-13.2%	-18.0%	-17.2%	-14.6%
Provision for income taxes	0.2%	1.0%	0.3%	0.6%
Loss from continuing operations	-13.4%	-19.0%	-17.5%	-15.2%

Discontinued operations (Note 11)
Loss from discontinued operations (including loss on disposal of $2,501), net of tax	0.0%	0.0%	0.0%	-4.0%
Net loss	-13.4%	-19.0%	-17.5%	-19.2%

THREE MONTHS AND NINE MONTHS ENDED JULY 1, 2016 COMPARED WITH THE THREE MONTHS AND NINE MONTHS ENDED JULY 3, 2015

Revenues. Revenues from continuing operations of $21.1 million in our third quarter of fiscal year 2016 were 7.2% lower than revenues of $22.7 million in the same quarter of fiscal year 2015. The decrease in revenues primarily resulted from a 13.2% decrease in average revenue per participant partially offset by a 6.9% increase in the number of course participants. The decrease in the average revenue per participant was caused primarily by lower average revenue per participant from one-day courses which we began introducing in the second quarter of fiscal year 2015, lower average revenue from implementation of periodic pricing promotions to attract new course attendees, and changes in foreign exchange rates, that negatively impacted revenues by approximately 1.1% quarter over quarter. The increase in the number of course participants compared to the same quarter of our prior year was primarily due to higher attendance as a result of our pricing promotions and our one-day courses. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules were $2.2 million lower for the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015.

During our third quarter of fiscal year 2016, we trained 14,823 course participants, a 6.9% increase from the 13,862 course participants we trained in our third quarter of fiscal year 2015.

During our third quarter of fiscal year 2016, we provided 43,842 attendee-days of training, 12.3% fewer than the 50,003 attendee-days of training we provided in the same quarter in fiscal year 2015. In our IT courses, we provided 27,373 attendee-days of training during our third quarter of fiscal year 2016, a 7.3% decrease from the 29,527 attendee-days in the corresponding period in fiscal year 2015. In our management courses, we provided 16,469 attendee-days of training, during our third quarter of fiscal year 2016, a 19.6% decrease from the 20,476 attendee-days in the corresponding period in fiscal year 2015.

Our revenues from continuing operations of $59.9 million during our first nine months of fiscal year 2016 were 13.5% lower than revenues of $69.3 million in the same period of fiscal year 2015. The decrease in revenues primarily resulted from a 2.6% decrease in the number of course participants and an 11.2% decrease in average revenue per participant. The decrease in the number of course participants compared to the same nine month period of our prior year is primarily due to the continued decline in enrollments in the United Kingdom and Sweden. The 11.2% decrease in average revenue per participant was caused primarily by the lower average revenue per participant from one-day courses which we began introducing in the second quarter of fiscal year 2015, lower average revenue from the use of periodic pricing promotions to attract new course attendees, and changes in foreign exchange rates. Revenues were negatively impacted by approximately 2.1% period over period as a result of changes in foreign exchange rates.

During our first nine months of fiscal year 2016, we trained 40,291 course participants, a 2.6% decrease from the 41,378 course participants we trained in our first nine months of fiscal year 2015.

During our first nine months of fiscal year 2016, we provided 124,018 attendee-days of training, 15.6% fewer than the 146,981 attendee-days in the same period in fiscal year 2015. In our IT courses during our first nine months of fiscal year 2016, we provided 78,431 attendee-days of training, an 11.0% decrease from the 88,095 attendee-days in the corresponding period in fiscal year 2015. In our management courses during our first nine months of fiscal year 2016, we provided 45,587 attendee-days of training, a 22.6% decrease from the 58,886 attendee-days in the corresponding period in fiscal year 2015.

Cost of Revenues. Our cost of revenues from continuing operations primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our third quarter of fiscal year 2016, we presented 1,319 events, an 11.4% increase from 1,184 events during the same period in fiscal year 2015. The increase was primarily due to the decision to GTR more courses in order to support the pricing promotions during the period. Our cost of revenues for our third quarter of fiscal year 2016 was $13.2 million, or 62.8% of revenues, compared to $14.4 million, or 63.3% of revenues, in the same period in fiscal year 2015. Accordingly, our gross profit percentage for our third quarter of fiscal year 2016 was 37.2% compared to 36.7% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2016 primarily reflects the 13.2% decrease in revenue per participant that was offset by a 13.8% decrease in cost per participant. The decrease in cost per participant is primarily the result of a 7.9% decrease in the cost of revenues and the 6.9% increase in participants. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first nine months of fiscal year 2016, we presented 3,661 events, an 8.3% increase from 3,381 events during the same period in fiscal year 2015. The increase was primarily due to our decision to GTR more courses and the addition of one-day courses during the first nine months of fiscal year 2016. Our cost of revenues for our first nine months of fiscal year 2016 was $37.7 million, or 63.0% of revenues, compared to $42.0 million, or 60.7% of revenues, in the same period in fiscal year 2015. Accordingly, our gross profit percentage for our first nine months of fiscal year 2016 was 37.0% compared to 39.3% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues during our first nine months of fiscal year 2016 primarily reflects the 11.2% decrease in revenue per participant partially offset by a 7.8% decrease in the cost per participant. The decrease in cost per participant is primarily the result of a 10.2% decrease in the cost of revenues partially offset by the 2.6% decrease in participants.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our third quarter of fiscal year 2016, course development expenses were 6.4% of revenues, compared to 11.3% in our third quarter of fiscal year 2015. Overall spending on course development in our third quarter of fiscal year 2016 was $1.4 million, compared to $2.6 million spent on course development in our third quarter of fiscal year 2015. The $1.2 million decrease in course development expenses quarter over quarter was primarily due to the development of a series of one-day courses during the third quarter of fiscal year 2015 that did not occur during the third quarter of fiscal year 2016 and lower personnel expenses during the third quarter of fiscal year 2016.

Course development expense during our first nine months of fiscal year 2016 was $4.0 million, a decrease of $2.4 million compared to $6.4 million in the same period of fiscal year 2015.

In our third quarter of fiscal year 2016, we introduced nine new multi-day IT course titles, one new multi-day management course title, and four one day course titles. We retired nine one-day course titles during the third quarter of fiscal year 2016. At the end of our third quarter of fiscal year 2016, our library of instructor-led courses numbered 374 titles compared with 274 titles at the end of the same quarter of fiscal year 2015. At the end of our third quarter of this fiscal year, we had 136 multi-day IT titles in our course library, compared with 121 multi-day titles at the end of the same quarter of fiscal year 2015. Our library of multi-day management titles numbered 71 at the end of our third quarter of fiscal year 2016, compared to 67 at the end of the same quarter of fiscal year 2015. Our library of 1-Day Boot Camp courses numbered 167 at the end of our third quarter of fiscal year 2016, compared to 86 at the end of the same quarter of fiscal year 2015.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of designing, producing and distributing direct mail and media advertisements; distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our third quarter of fiscal year 2016 were 22.4% of revenues, compared to 23.7% in the same quarter of fiscal year 2015. Sales and marketing expenses were $4.7 million in our third quarter of fiscal year 2016, compared to $5.4 million during our third quarter of fiscal year 2015. The decrease is driven primarily by decreases in direct marketing costs when compared to the third quarter of fiscal year 2015. Changes in foreign exchange rates during the third quarter of fiscal year 2016 caused total sales and marketing expenses to decrease by about 2.2% compared to the same period of fiscal year 2015.

Sales and marketing expenses during our first nine months of fiscal year 2016 were $14.2 million, a decrease of $2.8 million compared to $17.0 million in the same period of fiscal year 2015. The decrease was primarily due to a $2.4 million decrease in direct marketing costs and $0.4 million of reduced personnel expense. Changes in foreign exchange rates included in these figures caused total sales and marketing expenses to decrease by about 2.8% for the first nine months of fiscal year 2016 compared to the same period of fiscal year 2015.

 General and Administrative Expenses. General and administrative expenses in our third quarter of fiscal year 2016 were 22.5% of revenues, compared with 19.5% for the same quarter in fiscal year 2015. General and administrative expenses during our third quarter of fiscal year 2016 were $4.7 million, compared to $4.4 million in our third quarter of fiscal year 2015. The increase was primarily due to a $0.3 million increase in outside professional services. Changes in foreign exchange rates during the first quarter of fiscal year 2016 caused total general and administrative expenses to decrease by approximately 1.2% compared to the same period of fiscal year 2015.

 General and administrative expenses during our first nine months of fiscal year 2016 were $14.4 million, an increase of $0.1 million compared to $14.3 million in the same period of fiscal year 2015. The increase was due primarily to a $0.3 million increase in outside professional services, partially offset by a $0.1 million decrease in personnel cost and a $0.1 million decrease in facilities cost. Changes in foreign exchange rates had a 1.8% favorable impact on the nine months expenses incurred by our foreign subsidiaries.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our third quarter of fiscal year 2016, we had other income of $0.2 million compared to other expense of less than $0.1 million in the third quarter of fiscal year 2015, both primarily from foreign exchange gains or losses.

During our first nine months of fiscal year 2016 other expense totaled $0.2 million compared to other income of $0.3 million in our first nine months of fiscal year 2015 both primarily from foreign exchange gains or losses.

Income Taxes. Our income tax provision in our third quarter of fiscal year 2016 was less than $0.1 million, compared to $0.2 million in our third quarter of fiscal year 2015. Our third quarter of fiscal year 2016 and 2015 provisions are primarily related to the income tax expense of the Company's foreign subsidiaries.

Our income tax provision for our first nine months of fiscal year 2016 was $0.2 million, compared to $0.4 million for our first nine months of fiscal year 2015, and are primarily related to US State taxes and the income tax expense of the Company's foreign subsidiaries.

Loss from Continuing Operations. Our loss from continuing operations for our third quarter of fiscal year 2016 was $2.8 million compared to a loss of $4.3 million for our third quarter of fiscal year 2015.

For the first nine months of fiscal year 2016, our loss from continuing operations was $10.5 million, which is the same as the loss in the first nine months of fiscal year 2015.

Loss from Discontinued Operations. For the first nine months of fiscal year 2016, we did not have any activity from discontinued operations, compared to our loss from discontinued operations of $2.8 million in the first nine months of fiscal year 2015.

Net Loss. Our net loss for our third quarter of fiscal year 2016 was $2.8 million compared to net loss of $4.3 million for our third quarter of fiscal year 2015.

Our net loss for our first nine months of fiscal year 2016 was $10.5 million compared to net loss of $13.3 million for our first nine months of fiscal year 2015.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates, including those recently experienced following a referendum on June 23, 2016 in which voters in the United Kingdom approved an exit from the European Union (referred to as “Brexit”), may also have an effect on our results of operations. The strengthening of the U.S. dollar against the functional currencies of most of our foreign subsidiaries has negatively impacted our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted, including those related to Brexit. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in this Form 10-Q and in our 2015 10-K.

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

In addition, we use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended July 1, 2016 encompassed 13 weeks, while our third quarter of the prior fiscal year ended July 3, 2015 also encompassed 13 weeks.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at July 1, 2016 included cash and cash equivalents on hand of $9.1 million. During the first nine months of fiscal year 2016, our total cash and cash equivalents decreased by $8.9 million, primarily as a result of the need to use cash to fund our operating activities of $7.7 million and cash used for capital expenditures of $1.1 million.

At July 1, 2016, our net working capital deficit (current assets minus current liabilities) was $(10.0) million, an $8.1 million decrease from our working capital balance at October 2, 2015. Current assets decreased $10.7 million during the nine month period, due primarily to decreases in trade accounts receivable and cash. Current liabilities decreased $2.6 million during the period, primarily due to decreases in accounts payable and accrued expenses.

 Cash Flows from Continuing Operations. Our cash and cash equivalents from continuing operations decreased $8.9 million to $9.1 million at July 1, 2016 from $17.9 million at October 2, 2015.

	Nine months ended
(in thousands)	July 1, 2016	July 3, 2015	Net Change
Cash used in operating activities of continuing operations	$(7,691)	$(8,763)	$1,072
Cash used in investing activities of continuing operations	(1,104)	(2,240)	1,136
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(86)	(196)	110
Net decrease in cash and cash equivalents of continuing operations	$(8,881)	$(11,199)	$2,318

Cash used in continuing operating activities decreased $1.1 million in the first nine months of fiscal year 2016, compared to the first nine months of fiscal year 2015. Cash used in investing activities decreased by $1.1 million in the first nine months of fiscal year 2016 compared to the first nine months of fiscal 2015, due to decreased capital spending for equipment and leasehold improvements.

Liquidity. The continued decline in operating performance has resulted in net cash being used in operating activities, and we expect the net cash usage to continue until the Company returns to profitability. Our ability to access the capital markets is limited. We have no outstanding debt or line-of-credit agreements. We anticipate we will continue to rely primarily on our balance of cash and cash equivalents on hand, cash flows from operations, and other lease financing available to us to finance our operational cash needs. As described above, we have implemented a comprehensive cost reduction program while continuing to invest in our sales function to reverse the year-over-year decline in revenue. With these actions, we believe that such funds will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Capital Requirements. During the nine months ended July 1, 2016, we made capital expenditures of $1.1 million for leasehold improvements and the purchase of network computer and other equipment. Additionally, $1.2 million of leasehold improvement costs were funded directly by the landlord to the contractor performing such improvements. We have no plans to purchase additional equipment and other capital assets during the remainder of fiscal year 2016. Our contractual obligations as of July 1, 2016 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2015 10-K.

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

FUTURE OUTLOOK

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. We have taken this into consideration in developing our forward-looking outlook for our fourth quarter of fiscal year 2016. In addition, while the fourth quarter of fiscal year 2016 has 13 weeks, the same as in the fourth quarter of fiscal year 2015,  the fiscal year 2016 fourth quarter includes the Fourth of July holiday week in the U.S., which fell in the third quarter in fiscal year 2015. We typically do not run courses the week of July 4th in the U.S.

Effect of Exchange Rates. Approximately 40% of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of August 1, 2016 remain constant for the remainder of our fourth quarter of fiscal year 2016, then we would expect foreign exchange rates to negatively impact fourth quarter revenues from continuing operations by approximately 2.4% when compared to the fourth quarter of fiscal year 2015. To the extent that the U.S. dollar rises against the functional currencies of our foreign subsidiaries, we would expect to experience further negative impact to our fourth quarter 2016 revenues. As a large percentage of our overhead costs are U.S. dollar-based, we would expect the corresponding positive impact to expense to be substantially less.

Fourth Quarter Revenues. We currently expect revenues from continuing operations for our fourth quarter of fiscal year 2016 of between $22.1 million and $23.1 million, compared to revenues of $25.6 million in our fourth quarter of fiscal year 2015.

Fourth Quarter Gross Profit. We expect a gross profit percentage from continuing operations in our fourth quarter of fiscal year 2016 of between 42.3% and 43.3% compared to 46.3% in our fourth quarter of fiscal year 2015.

Fourth Quarter Operating Expenses. We expect overall operating expenses from continuing operations for our fourth quarter of fiscal year 2016 to be between $10.3 million and $11.3 million, compared to $11.1 million in our fourth quarter of fiscal year 2015.

Fourth Quarter Loss from Operations. As a result of the above factors, we expect to incur a fourth quarter operating loss of between $0.3 million and $2.0 million compared with an operating profit of $0.8 million in our fourth quarter of fiscal year 2015.

Fourth Quarter Other Income (Expense), Net. We expect fourth quarter other expense to be less than $0.1 million.

Fourth Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our fourth quarter of fiscal year 2016 of between $0.3 million and $2.1 million, compared with pre-tax income of $0.8 million in our fourth quarter of fiscal year 2015.

Impact of the Comprehensive Cost Reduction Program on the Fourth Quarter. We expect that the negative impact of employee severance costs related to our cost reduction program being implemented during the fourth quarter of fiscal 2016 will be offset by the related cost savings from the ongoing monthly reduction in salary and benefit costs. We are targeting for our other cost reduction initiatives, as generally described under “Strategic Initiatives - Comprehensive Cost Reduction Program” in this Management’s Discussion and Analysis on page 14, to be in place for the start of fiscal year 2017, however, if we are able to implement these initiatives sooner than expected, the Company may realize slight savings in the fourth quarter of fiscal year 2016.

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

As of July 1, 2016, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

Our working capital requirements may negatively affect our liquidity and capital resources.

Our working capital needs have exceeded, and are anticipated to continue to exceed for the near future, our cash flows from operations. Accordingly, we have historically relied on our cash and cash equivalents to satisfy our working capital needs. If we do not increase our revenues or gain access to additional capital, whether through a line or credit or other sources of capital, which may not be available on satisfactory terms or in adequate amounts, then our cash and cash equivalents will continue to decline which will have an adverse impact upon our liquidity and capital resources.

We may be unable to realize our business strategy of improving operating performance, growing our business and generating savings and improvements.

We have been implementing strategic and other initiatives, including the recently implemented Comprehensive Cost Reduction Program that are designed to improve our operating performance, increase revenues and grow our business. The failure to achieve the goals of these initiatives could have a material adverse effect on our financial condition and our business as a whole. There is no assurance that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.

Our operations in the United Kingdom pose additional risks to our profitability and operating results.

Following a referendum on June 23, 2016 in which voters in the United Kingdom (“U.K.”) approved an exit from the European Union ("EU"), it is expected that the U.K. government will initiate a process to leave the EU (often referred to as “Brexit”), including negotiating the terms of the U.K.’s future relationship with the EU. Such an exit from the EU is unprecedented, and it is unclear how the U.K.’s access to the EU Single Market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations and customers. Our U.K. operations service customers in the U.K. as well as in other countries in the EU, and these operations could be disrupted by Brexit, particularly if there is a change in the U.K.’s relationship to the EU Single Market. Even prior to any change to the U.K.’s relationship with the EU, the announcement of Brexit may create economic uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our products and services, which would adversely affect our businesses and results of operations.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The further strengthening of the U.S. dollar against the U.K. currency and other currencies of most of our foreign subsidiaries has negatively impacted our results of operations. In addition, the losses arising from the translation of the balance sheets of our foreign subsidiaries from the functional foreign currencies to U.S. dollars that we have been experiencing are reported as adjustments to our consolidated stockholders’ equity, which has contributed to our current negative stockholders’ equity. We do not hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks.

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

August 15, 2016

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