Form 10-K
period 2016-09-30
LEARNING TREE INTERNATIONAL, INC.
filed 2017-01-13
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of April 1, 2016 was $4,148,216. (Excludes 7,618,652 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates)

The number of shares of common stock, $.0001 par value, outstanding as of December 29, 2016, was 13,224,349.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report” or “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report. Our forward-looking statements, including the Outlook section in our Management’s Discussion and Analysis contained herein, relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following:

•	ability to obtain additional liquidity in amounts and on terms acceptable to the Company;

•	ability to reverse our trend of declining year over year revenues, and maintain liquidity;

•	ability to successfully implement our new strategies to achieve our cost reduction goals;

•	competition;

•	international operations, including currency fluctuations;

•	attracting and retaining qualified personnel;

•	intellectual property, including having to defend potential infringement claims;

•	implementation of partnerships with third party providers of courses and or course material;

•	efficient delivery and scheduling of our courses;

•	technology development and new technology introduction;

•	the timely development, introduction, and customer acceptance of our courses and other products;

•	changing economic and market conditions; and

•	adverse weather conditions, strikes, acts of war or terrorism and other external events.

For further discussion of these and other factors see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” It should be noted that the risks included in this Report and our other filings are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake and specifically disclaim any obligation to release publicly any revisions or updates to our forward-looking statements to reflect events, occurrences or circumstances, whether or not anticipated after the date of this Report except as otherwise required by law.

SPECIAL NOTE REGARDING CLASSIFICATION AS A SMALLER REPORTING COMPANY

Our Form 10-K for our fiscal year ended September 30, 2016 has been prepared following the Securities and Exchange Commission (“SEC”) guidelines for a smaller reporting company as defined by 229.10 (Item 10) of Regulation S-K. The rules and guidelines for a smaller reporting company allow a company to reduce the amount of historical disclosure required.

PART I

Item  1.            BUSINESS.

As used in this Report (unless the context otherwise requires) “Learning Tree”, “we”, “our”, and “us” refer to Learning Tree International, Inc. and its subsidiaries.

Overview

Learning Tree International, Inc. is a leading worldwide provider to business and government organizations for the workforce development and training of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality predominantly vendor independent training to more than 2.4 million IT professionals and managers. In fiscal year 2016, while presenting courses in 32 countries, we trained 55,110 course participants from approximately 5,500 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad, predominately proprietary, library of intensive instructor-led courses from one to five days in length, which at September 30, 2016 comprised 349 different course titles representing 5,565 hours of training, including 140 multi-day IT course titles, 70 multi-day management course titles, and 139 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

In addition to training, we offer a suite of Workforce Optimization Solutions to support an IT organization’s life-cycle of workforce development needs. Our solutions help ensure that an organization’s investment in training is relevant and leveraged to improving overall organization performance. These solutions range from helping organizations define their job roles, to assessing the current skills of the staff, providing coaching and mentoring of staff, and even serving as an outsourcer of an organization’s learning and training requirements.

We market and present our courses and solutions through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan and, since the sale of our French subsidiary in February 2015, through a licensee arrangement in France. In fiscal year 2016, we generated approximately 37% of our revenues outside of the United States. We coordinate, plan and deliver our courses at our own Education Centers, external hotel and conference facilities and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which enable individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in our Education Centers, at customer locations, or at specially equipped facilities.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish and Japanese, and into French by our licensee in France. Our proprietary course development process enables us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites.

In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology. We are a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an International Institute of Business Analysis (“IIBA”) Endorsed Education Provider; an AXELOS Global Best Practice Strategic Partner; a GCHQ Certified Cyber Security Training Provider; a BCS Accredited Training Organization; and a SFIA Foundation Accredited Training Partner.

Business Strategy

The needs of organizations for training and professional development are evolving, and particularly so in the IT technical, analyst, and management disciplines. Organizations, whether they are companies or government agencies, are looking to ensure the investment in their workforce directly supports improved outcomes, to include more successful project delivery, improved delivery processes and product quality, and ultimately improved business or mission outcomes. Further, from an individual learner’s perspective, the rise of e-learning solutions has provided significant new options for self-directed learning at one’s own pace. As such, Learning Tree is evolving from a primary focus on being an IT training company to a company that partners with IT organizations to meet the full range of IT and technology needs for their workforce development. As such, our business strategy has evolved to encompass three objectives:

●

Offer a full range of Workforce Optimization Solutions that augment our traditional hands-on, instructor-led training capabilities. Our Workforce Optimization Solutions cover the life-cycle of workforce development needs, from helping organizations define their organization structures, processes, and job roles; to assessing the current knowledge, skills and abilities (KSAs) of the staff; to supporting the implementation of the means to enhance the KSAs through training, coaching, mentoring of staff along with supporting organizational process improvements; and to providing an outsourcing service in which Learning Tree provides the full management of an organization’s learning initiatives. These additional solutions augment and support our traditional training service offerings. Yet these other solutions can help ensure that an organization’s investment in training is relevant and leveraged to improving overall organization performance. As an example, the use of Learning Tree’s automated skills assessments can provide staff members objective feedback on where are their strengths and weaknesses in their professional disciplines; such information is particularly valuable in creating custom learning plans, to include recommended training courses to maximize a staff member’s effectiveness on the job. From an organizational perspective, our instructors, who are practitioners in their field, can go well beyond the classroom to support organizations in driving process changes, in areas as diverse as planning and budgeting, service management, and agile project implementation.

●

Add e-Learning capabilities to our training solutions. Based on existing studies, instructor-led training currently remains the best way to learn a subject area. Yet we recognize that self-directed e-Learning (meaning online courses without an instructor) continues to grow and gain market acceptance, given the convenience and cost factors involved. Learning Tree believes that a “blended learning” approach, in which we work with an organization to harness the best of both instructor-led and e-learning is the most effective way to deliver our courses and for attendees to learn today. To that end, we have and will continue to work with our clients to develop customized e-Learning modules that are optimized to augment related instructor-led classes. We can extend this model and work with other e-Learning platform providers, tailoring our classes to maximize the effectiveness of a blended learning solution.

●

Provide a comprehensive suite of training courses to meet the needs of IT organizations. Learning Tree develops and maintains its own proprietary courseware for its training courses worldwide. In addition to our own proprietary library of courses, we have begun to strategically broaden our course offerings by adding titles from certification organizations, hardware and software vendors, and from other training vendors. As an example, we are partnering with ISC[2], an organization offering cyber security professional certifications, to offer their courses for preparation of the exams to become a Certified Information Systems Security Professional (CISSP) and a Certified Cloud Security Professional (CISP). As another example, we have recently entered an agreement to offer courses provided by another training provider for a wide range of courses on Cisco products. By providing a comprehensive suite of training courses to IT organizations, we are able to more effectively partner in providing the full complement of courses needed by our customers.

We continue to experience a decline in course attendance at our public courses which are taught at our Education Centers. To address this decline, the Company has been working to leverage resellers and other partner models to increase our sales reach, amplifying the growth of our internal sales teams, and partnering with certification organizations and other appropriate training providers to broaden and deepen the training products we offer as described above. Our overall objective is to stabilize the revenue from training offered via our Education Centers, grow our revenue from Workforce Optimization Solutions for enterprise clients, and reverse the year-over-year declines in revenue.

In addition, Learning Tree is continuing to explore other strategic options available to it to enhance stockholder value. Learning Tree does not expect to comment further or update the market with any additional information on the strategic options it is evaluating, unless and until its Board of Directors deems disclosure appropriate or necessary.

Comprehensive Cost Reduction Program

In addition to strategies to increase our revenue in the 2016 fiscal year, we undertook measures to improve our operating expenses through a comprehensive cost reduction program. As a result of this program, we achieved approximately $6.8 million in operating cost reductions, excluding a restructuring charge of $1.9 million relating to excess classroom capacity at our Reston, VA facility, in the 2016 fiscal year when compared to our expenses for the 2015 fiscal year. In August 2016, we accelerated our comprehensive cost reduction program with the objective of significantly reducing our fiscal year 2017 overall expenses in the range of $10.0 million to $12.0 million when compared to our expenses for fiscal year 2016. These reductions have been initiated to right-size our operations, modernize our business operations to meet changing customer demand and preserve capital. To implement these cost reductions for the 2017 fiscal year, we have taken the following steps:

●

Eliminated our direct mail course catalog advertising program. In addition to being a “green initiative”, we believe that our overall customer-base has shifted the manner in which it selects and purchases courses away from printed catalogs toward greater use of digital channels, such as website, social media and digital advertising.

●	Made our course notes available electronically and only produce a paper copy if requested by our attendee.
●	Completed a reduction in force of 26 full time equivalent employees in North America, during the fourth quarter of fiscal year 2016.
●

Reduced the compensation paid to our Board of Directors in 2016, which our directors unanimously agreed to do as part of our cost reduction program. Effective August 1, 2016, our directors are compensated for meeting fees and serving as Committee chairmen, but do not receive any monthly or yearly fee.

●

Reduced our real estate costs, through the elimination or nonrenewal of certain leased facilities and negotiation for replacement facilities. As other facility leases expire, additional cost reductions will be evaluated.

 As part of this program, Learning Tree will continue to review and take appropriate actions in fiscal year 2017 to streamline its operations in order to reduce or eliminate excess costs.

Workforce Optimization Solutions. As described above, a core strategy is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers of large national and multinational companies, medium-size companies and government organizations. Over the past few years, we have started working with our clients to provide additional services that address the life cycle of organizational performance challenges that exists within IT organizations worldwide. To that end, we introduced IT Workforce Optimization Solutions during the 2015 fiscal year, which is a comprehensive suite of services to support the IT organizations of our clients with the objective of: defining organizational structure, processes, and job roles; assessing current staff skills and abilities; implementing performance improvements by enhancing the skills and abilities of staff and helping to implement process improvements; and providing an outsourcing service in which Learning Tree provides the full management of an organization’s learning initiatives. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

As part of Workforce Optimization Solutions, we released a skills assessment solution that ultimately will be aligned with the competencies as defined by the non-profit organization, Skills Assessment for the Information Age (SFIA) Foundation. Our current skills assessment library contains more than 9,000 questions that cover 130 different roles across many IT disciplines. We have developed an automated, online tool for individuals to complete assessments, and we are working with several companies that are using our skills assessment solution to help them assess current competencies of their staff as input to developing individual learning plans.

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

While we do believe Workforce Optimization Solutions is a meaningful strategy for the Company and its future growth, this strategy did not have a significant impact on the Company’s revenues for fiscal year 2016.

In addition to our new business strategies, we continue to invest in our enterprise sales functions. We believe this investment together with Workforce Optimization Solutions will enable us to better position ourselves to support large corporations and government agencies and to support our financial objective of stabilizing and growing revenue and reversing the year-over-year declines that we have been experiencing. Although we will be working diligently to accomplish these goals, there is no assurance that we will achieve them, and if so, by the effective timing of fiscal year 2017.

 Commitment to Quality Training. For the past 42 years, we have set the highest standards of excellence in educating and training IT professionals and managers throughout the world. Our course participants have consistently rated Learning Tree instructors and courses at the top end of the scale. These ratings reflect our ongoing commitment to quality and innovations in instructional delivery, including our patented MagnaLearn™ Instructional Enhancement System, AdaptaLearn™ Hands-On Learning System, After-Course Instructor Coaching, Computing Sandbox for Practice and Experiments, as well as the latest up-to-date hands-on course equipment, continuing revision and updating of our course materials, and the ongoing training and coaching of our already superb instructors. Our AnyWare™ e-Learning platform extends the full range of Learning Tree features and standards to our online participants, so that they enjoy the same results as our in-class participants.

  High Quality Instructor Team. As of September 30, 2016, we had 602 course instructors located around the world. Learning Tree instructors are practicing professionals with expert subject knowledge. Our average instructor has over 20 years of “hands-on, real world” experience in the fields that they teach. Learning Tree instructors teach an average of approximately seven course events per year on an “as-needed” basis. During the rest of the year, they work for other organizations either as full-time employees or as independent technical or management consultants. This “on-demand” structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to our customers’ needs for IT and management skills training. Our course participants particularly benefit because Learning Tree instructors generally spend the majority of their time working in industry settings, and therefore provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments. Our instructors also provide us with unique access to a large pool of industry experts on IT and management trends throughout the world that is especially valuable in our decisions and development process for new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a systemized process in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal as evidenced by our annual instructor retention rate of over 90%.

Broad Proprietary Course Library. We offer a broad, proprietary course library which as of September 30, 2016 totaled 349 instructor-led one- to five-day course titles comprising a total of 5,565 hours of classroom instruction covering a wide range of IT and management topics.

The following table itemizes the number of Learning Tree course titles by curriculum as of September 30, 2016:

Curriculum	Number of Course Titles	Total Hours of Training
Cyber Security	27	501
Leadership & Professional Development	26	282
SQL Server	26	372
Project Management	25	336
SharePoint	25	378
Agile and Scrum	24	324
Windows Systems	20	384
Web Development & XML	19	306
Networking & Virtualization	18	348
.NET/Visual Studio	18	270
ITIL® & COBIT® Training	15	300
Business Analysis	14	198
Big Data	14	234
Software Development	14	210
Microsoft Office	11	138
Java, Perl & Python Programming	10	168
Oracle Databases	10	216
Linux & UNIX	10	180
Communication	8	150
Mobile App Development & Mac Programming	6	120
Cloud Computing	6	78
Python, Perl, & C++	3	72
Total	349	5,565

As a leading provider of IT training, our objective is to provide our customers with job-focused, hands-on learning experiences that best meet their needs for the development of their professional IT staff and managers. We design our proprietary courses to provide participants an unbiased perspective of both the strengths and limitations of software and hardware products and an understanding of how to compare and integrate multiple platforms and technologies from various vendors. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive; most involve “hands-on” training on networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises and participating in group workshops and class interactions. As a result, they return to their jobs with the confidence to immediately apply the new skills and knowledge they have gained.

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

As of September 30, 2016, we offered 140 multi-day titles in our IT curriculum, compared to 122 multi-day titles at the end of fiscal year 2015. As of September 30, 2016, we offered 70 multi-day titles in our management curriculum, the same as at the end of fiscal year 2015. As of September 30, 2016, we offered 139 one-day courses compared to 153 one-day course titles at the end of fiscal year 2015, bringing the total number of courses offered to 349. To assist participants in their long-term professional development, we offer Learning Tree Specialist and Expert Certifications in 21 different disciplines in which participants earn their Learning Tree-issued certification by successfully completing either two or three specific Learning Tree courses in a particular field, and demonstrating mastery by passing the certification examination associated with the specific courses. Expert Certification also requires the successful completion of an in-depth, hands-on assessment exam.

Over our 42-year history, we have developed and implemented a well-defined, systematic approach for rapidly developing, customizing and updating courses in the Learning Tree library and for translating our course content into multiple languages. We organize courses into curricula that reflect general topics or disciplines. We continuously update our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of our customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2016, we introduced 32 new multi-day course titles and 31 new one-day course titles, while retiring 14 multi-day and 46 one-day course titles. We expect course development costs to vary in the future, primarily depending on the number of new titles we introduce in any period, as well as the overall size of the total course library we must maintain. As described above, we are also starting to partner with other organizations to offer their course titles.

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

In fiscal year 2016, we presented 4,963 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 32 countries. We currently operate wholly-owned subsidiaries in the United States (since 1974), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. In fiscal year 2016, our foreign operations produced approximately 37% of our revenues. See Note 9 of “Notes to Consolidated Financial Statements” for certain financial data regarding operating segments and geographic regions. On an on-going basis, we evaluate the advisability of expansion or contraction of our operations both within cities and countries with existing Learning Tree Education Centers and in new cities or countries.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, medium-sized companies and government organizations throughout the world, and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Our customers operate in a wide range of sectors, including finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Of our 100 largest clients in fiscal year 2011, 96 were still our clients five years later in fiscal year 2016. In fiscal year 2016, we provided training to 55,126 course participants, and over 125 of our corporate and government customers purchased more than $100,000 of Learning Tree training. No one commercial customer or government agency accounted for 10% or more of our revenues in fiscal year 2016.

Backlog. Our sales backlog at September 30, 2016 was $14.8 million. This compares to a sales backlog of $17.8 million at October 2, 2015. We currently expect the entire backlog to be executed within fiscal year 2017.

Multi-Tiered Sales and Marketing Organization. We have a multi-tiered sales and marketing organization that integrates direct mail, electronic marketing, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers. As of September 30, 2016, we employed a team of 30 direct field sales representatives and related support staff and a telemarketing sales team of 79 telemarketers and related support staff.

As we have since our inception, we maintain a strong brand image for providing high-quality training for IT professionals and managers through the prominent use of our trademarks in our marketing and course materials. We market our courses primarily through digital marketing campaigns and electronic mail to our proprietary database of approximately 3 million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses. We send targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. We also market our products and services over the Internet on our website (www.learningtree.com). Information contained on our website is not part of this Form 10-K.

To encourage repeat purchases from existing customers, we have introduced My Learning Tree for attendees and managers of attendees. Learning Tree customers are provided with their own ‘My Learning Tree’ account, which attendees and their managers can use to access a growing list of unique benefits. We also offer multiple-course discount programs—Learning Tree “Training Passports” and Learning Tree “Training Vouchers”—and provide the Specialist and Expert Certification Programs. We believe that in addition to generating revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree courses to their colleagues.

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

Markets and Competition

Instructor-Led Training. The IT and management training markets in which we compete include outside third-party providers, as well as in-house training conducted by organizations for their own employees. In addition, third-party providers of training include non-profit associations, as well as “for-profit providers” and both for-profit and non-profit “academic providers”, who offer courses that lead to accredited undergraduate or graduate degrees.

We are a for-profit provider of IT training and management education. Our main competitors offer course titles and programs similar to ours at prices in a range equal to or lower than ours. In addition, some competitors have greater financial or other resources than we do.

We believe that the IT and management training markets are highly fragmented, with low barriers to entry. We face intense competition from both established entities and new entries in the market. Our primary competitors include:

•	internal training departments within our current and potential customers;

•	computer hardware and software vendors and their Authorized Training and Education Center partners;

•	independent education and training companies;

•	academic providers; and

•	software systems integrators.

Many competitive third-party training providers often provide training as one of several services or product lines. We differentiate ourselves from these providers based on our experience over four decades, the breadth and quality of our proprietary course library, our addition of workforce optimization solutions, our worldwide delivery capability, and the size, quality and experience of our instructor force.

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

We have utilized stand-alone AnyWare™ Learning Centers in strategic locations to promote the use of on-line attendance through the use of our AnyWare™ product. These AnyWare™ Learning Centers provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for equipment, communication, Internet connectivity speed, and learning environment, at a location near to where they live or work, eliminating any added travel costs to attend a course at one of our Education Centers. As acceptance of the AnyWare™ product has grown, we have started to reduce the number of stand-alone AnyWare™ Learning Centers, which are typically located in short-term rental facilities. As of September 30, 2016, we had a total of 31 Learning Tree AnyWare™ Learning Centers, including 16 stand-alone AnyWare™ Learning Centers in North America, six in the United Kingdom, two in Sweden, and another seven located within our Education Centers. During the first and second quarters of fiscal year 2017, we will reduce the number of stand-alone AnyWare™ Learning Centers to five in North America, one in the United Kingdom, and two in Sweden. The AnyWare™ Learning Centers located within our existing North American Education Centers will remain and have the capacity to handle eight attendees each with some able to accommodate up to 15 attendees.

Employees

Our executive officers have extensive experience in the training and education industry with an average of over 24 years of experience with us and over 29 years of relevant industry experience.

On September 30, 2016, we had a total of 288 full-time equivalent employees, 103 of whom were employed outside the United States. We also utilized the services of 602 expert instructors to teach our courses on an “as-needed” basis.

Intellectual Property Rights

Our course development process and many of our course titles are proprietary, and we rely on a combination of copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect those proprietary rights.

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

We own the copyright to the majority of course materials we develop. Our copyrighted course materials help differentiate our services from those of our competitors.

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

Regulatory Environment

We are paid directly by the employers of Learning Tree course participants and do not receive funding from any government student-aid or loan programs. As a result, we do not depend on government Title IV funding and are generally exempt from the governmental regulation of public education providers. However, our results of operations could be affected by future changes to current licensing or regulatory requirements.

Available Information

We make available free of charge on our website (www.learningtree.com) via our “Investor Relations” link, our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website. Information contained on our website is not part of this Form 10-K. Our 10-K may also be obtained free of charge by written request to the Chief Financial Officer, Learning Tree International, Inc., 13650 Dulles Technology Drive, Herndon, VA 20171. Members of the public may read and copy any document that Learning Tree files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that issuers, including Learning Tree, file electronically with the SEC.

Item 1A.         RISK FACTORS.

You should carefully consider the following discussion of various risks and uncertainties, keeping in mind that they are not the only ones that affect us. Additional risks that we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us.

Going Concern; Limited Liquidity and Negative Cash Flows

We have had negative cash flows from operations, have not achieved a net profit for the past two years and there is substantial doubt about our ability to continue as a going concern and if we are not able to generate positive cash flow, our business operations may not be able to continue.

Over the past two years we have experienced net losses and a trend of declining revenue year over year. In fiscal year 2016, our worldwide revenues from continuing operations decreased to $81.6 million from $94.9 million in fiscal year 2015, or 14.0%. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. While we have initiated several business strategies and initiatives to stabilize and increase revenue and implemented a Comprehensive Cost Reduction Program to reduce operating expenses, there is no assurance that these initiatives will generate sufficient cash flow, improve our profitability or increase our liquidity. As a result, the report the Company received from its independent registered public accounting firm on its consolidated financial statements as of September 30, 2016 contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

Our consolidated financial statements were prepared based on the assumption that we will continue to operate as a going concern and do not reflect any adjustment that might result if we were not able to continue operations.

The consolidated financial statements for the fiscal year ended September 30, 2016 that accompany this Form 10-K were prepared under the assumption that we will continue to operate as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustment or impact that might result if we were not unable to continue ongoing operations.

Our Financing Agreement requires there to be acceptable Company accounts receivable in order to receive advances from our lender, which amounts may not be available in the amounts or at the times that we may need them.

We entered into a Financing and Security Agreement, dated January 12, 2017 (“Financing Agreement”) with Action Capital Corporation (“Action Capital”), which provides us with potential access to borrowing of up to an aggregate maximum principal amount of $3.0 million. Amounts advanced to us under this Financing Agreement are subject to the prior approval of Action Capital and the availability of Company accounts receivable that are acceptable to Action Capital. Accordingly, there is no assurance that advances will be made to us in the amounts and at the times when they are requested by us, which could have an adverse impact on our liquidity and ability to operate the business. In addition, we may not have the requisite amount of acceptable accounts receivable in order to borrow up to the maximum principal amount under the Financing Agreement.

The loss of available credit under the Financing Agreement or termination of the Financing Agreement could adversely affect our liquidity and our ability to operate our business.

We are currently in compliance with all of the terms and conditions of the Financing Agreement. If, however, events were to occur, which result in either a termination of the Financing Agreement, us losing all or a substantial portion of our available credit under the Financing Agreement, or if we are otherwise prevented from accessing such funds, and we did not have an alternative line of credit or other additional sources of capital available, then we would need to rely upon our cash and cash equivalents for our working capital needs, which may not be sufficient. In addition, because the Financing Agreement has no set term and may be terminated by either party at any time, we cannot be certain that our working capital needs that are sourced through this lending arrangement will be available when needed. If we were unable to replace this source of liquidity, then our ability to fund our operations could be materially and adversely affected. We cannot be certain that any additional financing will be available to us or that it will be available on commercially reasonable terms.

We currently have limited sources of liquidity and may need to obtain another credit facility and/or raise new capital to provide additional liquidity. If we fail to obtain additional liquidity as needed, then we will continue to rely on our balance of cash and cash equivalents on hand, cash flows from operations to finance our operating cash needs to the extent that our operating cash flows will allow and amounts available under any existing lending arrangements.

Prior to entering into the Financing Agreement, we primarily relied upon our balance of cash and cash equivalents on hand and cash flows from operations to finance our operating cash needs. Our working capital needs have exceeded, and are anticipated to continue to exceed for the near future, our cash flows from operations. Our cash and cash equivalents from continuing operations decreased by $9.4 million to $8.5 million at September 30, 2016 from $17.9 million at October 2, 2015. If we do not increase our revenues and overall profitability or have access to advances under the Financing Agreement at the amounts we need or have access to additional capital or financing that we may require to finance our operations that may or may not be available to us, or even if available, may not be on satisfactory terms or in adequate amounts, then our cash and cash equivalents will continue to decline. Consequently, any adverse impact on our operating results would impact our cash flows from operations and our ability to continue to meet our operating cash needs which would likely have a material adverse impact on our business, financial condition, results of operations and our stock price.

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

Future Sales of Our Common Stock.

Sales of our common stock by our founders, officers, directors and employees could adversely and unpredictably affect the price of shares of our common stock. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 13,224,349 shares of common stock outstanding as of December 5, 2016, as of that date, we are authorized to issue up to 850,000 shares of common stock upon the exercise of outstanding options, and an additional 281,850 shares of common stock remained available for issuance of equity awards under our 2007 Equity Incentive Plan. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.

Our common stock is quoted on the OTCQX US Market (OTCQX) and has a limited trading market.

The Company’s common stock is quoted on the OTCQX, and the quotation of our common stock on the OTCQX does not assure that a liquid trading market exists or will develop. Stocks traded on the OTCQX marketplace generally have limited trading volume and exhibit a wider spread between the bid/ask quotations than stocks traded on national exchanges. Moreover, a significant number of institutional investors have investment policies that prohibit them from trading in stocks on the OTCQX marketplace. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This significantly limits the liquidity of the common stock, and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

We do not currently, and are not expected to in the foreseeable future, meet the listing standards of the Nasdaq Stock Market or any other national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQX. As a result, investors must bear the economic risk of holding their shares of our common stock for an indefinite period of time.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative low priced securities will not be suitable for at least some customers. These FINRA requirements make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for our shares.

Fluctuations in Operating Results

We may be unable to realize our business strategy of improving operating performance, growing our business and generating savings and improvements. Over the past five years the Company has been experiencing a decline in course attendance and revenue generated from our operations. As a result, we have been implementing strategic initiatives, including the services provided through Workforce Optimization and the recently implemented Comprehensive Cost Reduction Program, GTR courses, and pricing promotions that are designed to improve our operating performance, stabilize and increase revenue and grow our business. The failure to achieve the goals of some or all of these initiatives could have a material adverse effect on our financial condition, results of operations and our business as a whole. There is no assurance that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.

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

 Course Scheduling and Marketing Activities. The timing and content of our courses and our marketing activities can affect the number of participants who attend our courses. Some of the activities that can contribute to fluctuations in our operating results include:

•	the frequency of our course events;

•	the number of weeks during which our courses can be conducted in a quarter;

•	the timing, timely delivery, frequency and size of, and the response to, our marketing and advertising campaigns;

•	the timing of introduction of new course titles;

•	the average length of courses, based on the current mix of course titles, which affects the average revenue per attendee; and

•	the mix between course events held at customer locations and course events held in our education centers and hotels due to differing gross profit margins.

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

We may not be able to fully utilize our deferred tax assets and changes in our tax rates or exposure to additional tax liabilities could adversely affect our financial position. In fiscal year 2012, we established a valuation allowance against our deferred tax assets in the United States due to current year and projected future pre-tax book losses. We continued to maintain this valuation allowance throughout fiscal years 2013, 2014, 2015 and 2016. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part, primarily with respect to projected taxable income. The estimate of future taxable income can never be predicted with certainty. It is derived from budgets and strategic business plans but is dependent on numerous factors, some of which are beyond our control. Substantial variance of actual results from estimated future taxable profits, or changes in our estimate of future taxable profits, could lead to changes in deferred tax assets being realizable, and would require a corresponding adjustment to the valuation allowance. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions, decisions on repatriation of foreign earnings, and changes to our valuation allowance in future periods. As a result, we may not be able to use the full amount of our deferred tax assets and may be exposed to elevated tax rates or additional tax liabilities, which could adversely affect our financial position.

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

Risks Associated with International Operations

Approximately 37% of our annual revenue is generated by courses conducted outside the United States. Therefore, if we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price.

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

Our operations in the United Kingdom pose additional risks to our profitability and operating results. Following a referendum on June 23, 2016 in which voters in the United Kingdom (“U.K.”) approved an exit from the European Union ("EU"), it is expected that the U.K. government will initiate a process to leave the EU (often referred to as “Brexit”), including negotiating the terms of the U.K.’s future relationship with the EU. Such an exit from the EU is unprecedented, and it is unclear how the U.K.’s access to the EU Single Market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations and customers. Our U.K. operations service customers in the U.K. as well as in other countries in the EU, and these operations could be disrupted by Brexit, particularly if there is a change in the U.K.’s relationship to the EU Single Market. While the full scope of implementation of the referendum decision is still unclear, companies exposed to or with operations in the U.K., such as ours, may face significant regulatory changes as a result of Brexit implementation, and complying with such new regulatory mandates may prove challenging and costly. In particular, significant portions of the U.K.’s regulatory regime related to intellectual property and data protection are derived from or harmonized with wider EU directives, and significant change is possible should the U.K. withdraw from the EU. Even prior to any change to the U.K.’s relationship with the EU, the announcement of Brexit may create economic uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our products and services, which would adversely affect our businesses and results of operations.

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

Our success depends in large part on the continued services of our executive officers, our senior managers and other key personnel. The loss of these people, especially without advance notice, could have a material adverse impact on our results of operations. It is also very important that we attract and retain highly skilled personnel, including course instructors, to accommodate growth, new course titles and to replace personnel who leave. Competition for qualified personnel can be intense, especially in information technology industries and/or in certain geographic areas, and there are a limited number of people with the requisite knowledge and experience. Under these conditions as well as our recent operating performance, we may be unable to recruit, train and retain qualified instructors and employees. If we cannot attract and retain qualified personnel, it could have a material adverse impact on our operating results and stock price.

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

Our success depends in part on our ability to protect our intellectual property and confidential information. Our course development process and course titles are predominately proprietary and we rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect those proprietary rights. Our course materials generally do not include any mechanisms to prohibit or prevent unauthorized use. As a result, someone could copy or otherwise obtain and use our course materials without authorization, either for educational use or to develop competing courses. In addition, we operate in countries that do not provide protection of proprietary rights to the same extent as the United States. Finally, our intellectual property rights will not prevent competitors from independently developing similar course titles or delivery methods. If substantial unauthorized use of our products were to occur, our results of operations and price of our common stock could be materially adversely impacted.

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

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to possible financial liability, any of which could have a material adverse effect on us.

Control by Management

Our Chairman and Founder beneficially owns a majority of our outstanding shares, and therefore could have significant influence over our policies and affairs and is in a position to determine the outcome of corporate actions.

As of December 16, 2016, Dr. Collins, our Chairman of the Board of Directors, beneficially owned (including shares owned with his wife, Mary Collins, a director of the Company) approximately 56.7% of our outstanding shares of common stock. Consequently, Dr. Collins and Mary Collins have significant influence over, and possess the voting power to control our policies and affairs and may be in a position to determine the outcome of corporate actions and transactions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

Dr. Collins and Mary Collins have made various statements through amendments to the Schedule 13D filed by them with the SEC, including exploring potential alternatives for making an offer to purchase some or all of the shares of the Company's common stock not beneficially owned by them or otherwise undertaking a “going private” transaction of the Company and the exploration of other strategic options such as the sale of the Company or a business combination of the Company with a third party. The public announcement of the exploration of these potential transactions in the future, as well as the potential that such transaction may occur, may adversely impact the marketability of our common stock.

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

In addition, an acquisition or other strategic transactions could adversely impact cash flows and/or operating results, and dilute stockholder interests, for many reasons, including:

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

We have had limited experience in executing and implementing strategic transactions. Although we have implemented other strategic transactions, those ventures have not always been successful, and we may not succeed in the future. The risks associated with acquisitions and other strategic transactions could have a material adverse impact on our operating results and stock price.

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

The United States government’s inability to agree on a federal budget may adversely impact our operations and financial results. We derive a significant amount of our revenues from the U.S. federal government. We believe the implementation by the U.S. federal government of the automatic spending cuts commonly referred to as “Sequestration” in 2013 had a significant negative impact on our North American operations as our government customers faced uncertainty over whether the amount of funds allotted for training was actually available. We believe that this uncertainty then and in the years that followed led to lower enrollments and cancellation of existing enrollments from the government sector and to some degree from those of our commercial customers that rely heavily on government contracts. Currently the US federal government is going through a Presidential transition and is operating under a Continuing Resolution, both of which can lead to government agencies using our services not being allocated sufficient funds. Such agencies may then not be able to continue using our services, which could adversely impact our operations and financial results.

United States government action or inaction with respect to the continuing budget deficit could adversely impact our operations and financial results. The inability of the United States Congress to enact a budget in a fiscal year, another sequestration, and/or another shutdown of the United States Government could adversely impact demand for our services by limiting the funding available to many of our customers, particularly those in the government sector. Various entities of the United States government and United States government contractors, on a combined basis, account for more than fifteen percent of our business. Implementation of major legislative reductions to the federal budget could reduce, delay or cancel funding used by our government and government contractor customers to purchase our services, which would have a material adverse impact on our operations and financial results.

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

Acts of War or Terrorism. Threats or acts of war or terrorism can adversely affect our business. Terrorist attacks in the United States, Europe and in other countries and continuing hostilities in the Middle East and elsewhere have created significant instability and uncertainty in the world. These and future events may have a material adverse effect on world financial markets, including financial markets in the United States. In addition, threats or acts of war or terrorism can cause course participants to be reluctant regarding or prevented from traveling to our course facilities, thereby resulting in lower attendance rates. Additionally, our suppliers and service providers may be unable to provide required services or materials. These impacts could happen after we have committed to all the costs of our course, so that we would be unable to quickly adjust our cost structure to reflect the changes in revenues caused by these events, which could materially and adversely affect our operating results and stock price.

Other External Factors. Other factors outside our control can affect our operations, including those related to our suppliers and service providers. For example, disruptions of telephone networks can prevent customers from enrolling in our courses; disruptions in transportation services can prevent customers from reaching our facilities, and power outages can prevent us from delivering courses.

Item  1B.        UNRESOLVED STAFF COMMENTS.

None.

Item 2.            PROPERTIES.

Our corporate headquarters are located at 13650 Dulles Technology Drive, Herndon, Virginia 20171. This facility, leased for eleven years, houses our corporate headquarters, as well as the sales, administrative and operations groups of our U.S. subsidiary and a twelve classroom Education Center. We lease all of our other offices and Education Center classroom facilities. These other leases expire at various dates over the next five years.

We believe that our facilities are adequate and suitable for our needs. In general, at current attendee levels, we have excess capacity at most of our Education Centers. We have been seeking to deal with excess capacity by reducing the size of some of our facilities and by renting excess classrooms. In June 2014, we extended our lease in Ottawa, CN for five years, but reduced our space from 20,006 sq. ft. to 13,742 sq. ft. while still maintaining the same number of classrooms. In Sweden, we moved to new space in January 2015 that is 9,741 sq. ft. smaller than our previous space of 21,151 sq. ft. and accommodates seven classrooms and our offices. During fiscal year 2016, our leases for space in Los Angeles, CA and Chicago, IL expired and we did not replace the capacity of these facilities. During fiscal year 2017, the lease for our New York facility expires. We will not renew this lease and have negotiated a five year agreement with a third party to provide us with ten classrooms at their location in New York City. The lease for our Alexandria, VA facility also expires during fiscal year 2017 and we are evaluating our options on whether to renew, relocate, or not replace this facility.

We present our classroom courses at Learning Tree Education Centers in New York City, the Washington, D.C. area (four locations), Ottawa, Toronto, London, Stockholm, and Tokyo, as well as in other rented facilities in those and other cities worldwide as well as at our clients’ facilities. Learning Tree courses presented in France after our sale of the French subsidiary are provided through a license agreement with the purchaser, Educinvest.

The following table contains certain information regarding Learning Tree Education Centers and offices at September 30, 2016:

Location		Number of	Total Area in
(Metropolitan Area)	Function(s)	Classrooms	Square Feet
New York, NY	Education Center	19	41,724	(a)
Washington, DC area	Education Centers (4 sites)	38	66,134
Herndon & Chantilly, VA	Offices (2 locations)	0	36,831
Paris, France	Education Center & Office	N/A	N/A	(b)
London, England	Education Center	27	42,707
Leatherhead, England	Office	0	19,464
Ottawa, Canada	Education Center & Office	9	13,742
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	7	11,410
Tokyo, Japan	Education Center & Office	1	2,683
		111	251,902

(a)	The lease for the New York Education Center ends December 31, 2016 and is not being renewed. This facility will be replaced by ten classrooms at a third party location.
(b)	The Education Center and Offices in France are now operated by our Licensee.

Item  3.            LEGAL PROCEEDINGS.

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

Price Range of Common Stock

Our common stock trades on the OTCQX under the symbol “LTRE.” Prior to July 23, 2015, our common stock traded on the Nasdaq Stock Market. The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock:

Fiscal Year 2015
First Quarter	$2.52	$1.57
Second Quarter	2.01	1.46
Third Quarter	1.69	1.11
Fourth Quarter	1.41	0.92

Fiscal Year 2016
First Quarter	$1.43	$0.73
Second Quarter	0.90	0.60
Third Quarter	1.35	0.70
Fourth Quarter	1.87	1.12

As of December 5, 2016, the number of holders of our Common Stock was 564, consisting of 43 record holders and 521 stockholders whose stock is held by a bank, broker or other nominee.

Dividends

We did not pay any dividends in fiscal year 2016 or fiscal year 2015. We have no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on our financial condition and other factors that our Board of Directors may in the future consider to be relevant.

Sales of Unregistered Securities

We did not make any unregistered sales of our securities during fiscal year 2016 or fiscal year 2015.

Purchases of Equity Securities

We did not repurchase any shares during fiscal years 2016 and 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2016 regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal year 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plan approved by security holders	550,000	$2.24	281,850
Board approved equity grants	300,000	$1.23	-

Total	850,000	$3.47	281,850

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

OVERVIEW

Nature of the Business. Learning Tree International, Inc. is a leading worldwide provider to business and government organizations for the workforce development and training of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality, predominantly vendor-independent, training to more than 2.4 million IT professionals and managers. In fiscal year 2016, while presenting courses in 32 countries, we trained 55,110 course participants from approximately 5,500 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad, predominately proprietary, library of intensive instructor-led courses from one to five days in length, which at September 30, 2016 comprised 349 different course titles representing 5,565 hours of training, including 140 multi-day IT course titles, 70 multi-day management course titles, and 139 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

In addition to training, we offer a suite of Workforce Optimization Solutions to support an IT organization’s life-cycle of workforce development needs. These solutions help ensure that an organization’s investment in training is relevant and leveraged to improving overall organization performance. The range of solutions includes from helping organizations define their job roles, to assessing the current skills of the staff, providing coaching and mentoring of staff, and even serving as an outsourcer of an organization’s learning and training requirements.

We market and present our courses and solutions through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan. Subsequent to the sale of our subsidiary in France, we now operate in France through a license agreement with Educinvest. In fiscal year 2016, we generated approximately 37% of our revenues outside of the United States. We coordinate, plan and deliver our courses at our own education centers, external hotel and conference facilities and customer sites worldwide. Our proprietary live online learning platform, Learning Tree AnyWare™, allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers or at customer locations.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish and Japanese, and into French by our Licensee in France. We design our own proprietary courses to provide participants an unbiased perspective regarding software and hardware products and the ability to compare and integrate multiple platforms and technologies from various vendors. All Learning Tree courses are highly interactive and incorporate extensive hands-on exercises or case study workshops. Our IT courses are designed around highly practical hands-on exercises that provide participants with extensive in-class experience mastering the tools and techniques they can apply immediately upon returning to their jobs. Similarly, many of our management courses utilize our innovative proprietary learning methodology that provides an environment in which course participants learn entirely by doing through extensive multi-media simulations. Throughout these courses, participants gain extensive experience applying new management skills in life-like, challenging situations, within the confines of the classroom and under the guidance of an expert instructor. As a result, course participants can achieve greater mastery of effective management techniques as well as the confidence needed to apply them, and thus return to their jobs both ready and willing to immediately apply their expanded skills in their workplaces. Our proprietary course development process also allows us to customize our courses to specific customer requirements for delivery at their sites.

We had 602 instructors as of September 30, 2016, who are practicing professionals with expert subject knowledge, and who average over 20 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 7 course events per year on an “as-needed” basis. When they are not teaching, Learning Tree instructors use and hone their IT and management skills either as full-time employees for other companies or as independent consultants.

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

As we have for the past 42 years, we continue to emphasize excellence in training and developing IT professionals and managers from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that our proven long-term record of exceptional performance is a reason for our clients’ tremendous loyalty. Of our 100 largest clients in fiscal year 2011, 96 were still our clients five years later in fiscal year 2016. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

Going Concern. Our registered independent public accounting firm has issued a report on our audited financial statements for the fiscal year ended September 30, 2016 that included an explanatory paragraph expressing substantial doubt in the Company’s ability to continue as a going concern. This means unless we are able to reduce our dependence on our remaining cash and cash equivalents to fund operations and improve our overall liquidity that there is substantial doubt about the Company’s ability to continue as an ongoing business. As discussed in more detail in Item 1. Business and under Liquidity of this Management’s Discussion and Analysis, the Company is executing upon new business strategies, its Comprehensive Cost Reduction Program and recently entered into a lending arrangement with Action Capital in order to improve our overall profitability, cash flows from operations and liquidity. While the Company believes that these efforts will result in improving our liquidity and our continued operation, there is no assurance that we will be successful in executing upon some or all of these strategies at levels necessary to address the Company’s cash flow and liquidity needs and continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as an on-going business.

The Company is continuing to evaluate obtaining additional sources of capital and financing in order to improve its liquidity, and it has engaged a financial advisor to assist in these efforts. There is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to us or in amounts required.

New Financing Agreement. On January 12, 2017, the Company entered into a Financing Agreement with Action Capital that provides the Company with access to borrow through advances of funds up to a maximum aggregate principal amount of $3.0 million (the “Maximum Amount”). Pursuant to the Financing Agreement, the amount advanced to the Company will be based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral. The amounts advanced under the Financing Agreement will also be secured by the Company’s other accounts receivables from its U.S. operations.   Under the Financing Agreement, the Company is required to pay Action Capital (i) interest on the outstanding advances at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 1.75%, (ii) a monthly fee equal to 0.70% of the outstanding advances as of the last day of the month, and (iii) a fee of 0.25% of the Maximum Amount, which is payable to Action Capital on the date the Financing Agreement is signed and every 90 days thereafter until the Financing Agreement is terminated and all amounts advanced and other obligations to Action Capital have been fully paid and satisfied. The Financing Agreement does not have any set term and either party may, for any reason, terminate the Financing Agreement by providing written notice. As a result, if Action Capital were to terminate the Financing Agreement and we did not have an alternative line of credit or other source of capital available, then we would have to rely upon our cash and cash equivalents for our working capital needs, which may not be sufficient. See Note 14 of the Consolidated Audited Financial Statements and Item 1A. Risk Factors of this Form 10-K for more information about this Financing Agreement.

 RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Revenues	100.0%	100.0%
Cost of revenues	61.5%	58.8%
Gross profit	38.5%	41.2%
Operating expenses:
Course development	6.3%	8.6%
Sales and marketing	22.0%	22.8%
General and administrative	23.2%	20.0%
Restructuring charge	2.3%	0.0%
	53.8%	51.4%

Loss from operations	(15.3)%	(10.2)%

Other income (expense):
Foreign exchange losses	0.3%	0.4%
	0.3%	0.4%

Loss from continuing operations before provision for income taxes	(15.0)%	(9.8)%

Provision for income taxes	0.5%	0.5%
Loss from continuing operations	(15.5)%	(10.3)%

Discontinued operations (Note 12)
Loss from discontinued operations (including 2015 loss on disposal of $2,501), net of tax	0.0%	(3.0)%
Net loss	(15.5)%	(13.3)%

 FISCAL YEAR 2016 COMPARED WITH FISCAL YEAR 2015

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2016 ended on September 30, 2016 and our fiscal year 2015 ended on October 2, 2015. Our fiscal years 2016 and 2015 both consisted of 52 weeks. During our fiscal year 2015, we sold our operating unit in France to an independent third party that has licensed content from us pursuant to the terms of a license agreement. We reclassified the results of operations for France, including operating statistics, as discontinued operations in these financial statements. (See Note 12 of “Notes to Consolidated Financial Statements" for further information on the discontinued operations.)

In fiscal year 2016, our worldwide revenues from continuing operations decreased to $81.6 million from $94.9 million in fiscal year 2015. Loss from continuing operations was $(12.7) million in fiscal year 2016 compared to $(9.8) million in fiscal year 2015. The loss from continuing operations for fiscal year 2016 includes $2.1 million in restructuring charges and accelerated depreciation of leasehold improvements related to our Reston, Virginia facility. Net loss for fiscal year 2016 was $(12.7) million compared to $(12.6) million in fiscal year 2015.

Revenues. Our fiscal year 2016 revenues from continuing operations decreased by 14.0% compared to fiscal year 2015. The decrease in revenues primarily resulted from a 10.4% decrease in average revenue per participant, and a 4.1% decrease in the number of course participants. The decrease in the average revenue per participant was caused primarily by lower average revenue per participant from one-day courses which we began introducing in the second quarter of fiscal year 2015, lower average revenue from implementation of periodic pricing promotions to attract new course attendees, and changes in foreign exchange rates, which negatively impacted revenues by approximately 2.2%. The decrease in the number of course participants was partially due to the expiration of a major contract in both the United States and in the United Kingdom and the continued overall decline in enrollments in the United Kingdom.

Revenues in North America of $59.3 million in fiscal 2016 decreased 10.8% compared to $66.5 million in fiscal year 2015. For North America operations, average revenue per participant decreased 9.0% while the number of participants decreased 2.0% year over year. The decrease in average revenue per participant year over year was primarily the result of introducing one-day courses and lower average revenue from the implementation of periodic pricing promotions to attract new course attendees. Changes in exchange rates negatively impacted year over year Canadian revenues by $0.6 million or 1.1% of total North American revenues. Revenues from the U.S. government and government contractors that purchased courses under our government contract schedules totaled $19.0 million for fiscal year 2016 compared to $24.3 million for fiscal year 2015.

Revenues from our continuing European operations decreased 24.4% to $19.9 million in fiscal year 2016 from $26.4 million in fiscal year 2015, which was primarily due to an 11.3% year over year decrease in the number of participants. Changes in exchange rates negatively impacted year over year European revenues by $1.6 million or 8.0% of total European revenues.

During fiscal year 2016, we provided 175,371 attendee-days of training worldwide, a decrease of 11.6% from 198,334 attendee-days in fiscal year 2015. In our IT courses during fiscal year 2016, we provided 110,722 attendee-days of IT training worldwide, an 8.0% decrease from 120,386 attendee-days in fiscal year 2015. In our management courses in fiscal year 2016, we provided 64,649 attendee-days of training worldwide, a 17.1% decrease from 77,948 attendee-days in fiscal year 2015.

Cost of Revenues. Our cost of revenues from continuing operations primarily includes the variable costs of course instructors and their travel expenses, course materials, refreshments and freight, and the fixed costs of course equipment and classroom facilities. During fiscal year 2016, we presented 4,963 events, 8.1% more than the 4,589 events during fiscal year 2015. The average number of participants per event declined to 11.1 in fiscal year 2016 from 11.9 in fiscal year 2015. Our cost of revenues for fiscal year 2016 decreased to $50.0 million from $55.8 million in fiscal year 2015. Our cost of revenues as a percentage of our revenues increased to 61.5% for fiscal year 2016 from 58.8% in fiscal year 2015.

The increase in cost of revenues as a percentage of revenues in fiscal year 2016 primarily reflects the 10.4% decrease in average revenue per participant, which was partially offset by a 6.6% decrease in average cost per participant. As a result, gross profit declined 19.6% to $31.4 million in fiscal year 2016 from $39.1 million in fiscal year 2015.

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

During fiscal year 2016, course development expenses were 6.3% of revenues compared to 8.6% during fiscal year 2015. In fiscal year 2016, we decreased our overall spending on course development to $5.1 million compared with $8.1 million in fiscal year 2015. Course development expenses were higher in fiscal year 2015 due to costs incurred for the development of 153 new one day course titles as compared to 32 new one day course titles in fiscal year 2016. In addition, in fiscal year 2016, we introduced 27 new multi-day IT course titles and five new multi-day management course titles compared to 13 multi-day IT and seven multi-day management course titles in fiscal year 2015.

At the end of fiscal year 2016, the Learning Tree library of instructor-led courses numbered 349 titles, comprising 5,565 hours of training, compared with 345 titles at the end of fiscal year 2015. The increase in the number of titles in fiscal year 2016 reflected the net effect of reducing the number of one-day course titles to 139 and adding 32 new multi-day titles and while retiring only 14 titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At September 30, 2016, we had 140 multi-day IT titles in our course library, compared with 122 at the end of fiscal year 2015. Our library of multi-day management titles numbered 70 as of September 30, 2016, compared with 70 management titles at the end of fiscal year 2015. Our library of one-day courses numbered 139 at September 30, 2016, compared to 153 one-day courses at the end of fiscal year 2015.

Sales and Marketing Expenses. Sales and marketing expenses primarily include the cost of designing, producing and distributing direct mail and media advertisements, marketing e-mails and our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities. For fiscal year 2017 we have eliminated our direct mail course catalog advertising program as part of our comprehensive cost reduction program.

Our sales and marketing expenses were 22.0% of revenues in fiscal year 2016 compared to 22.8% of revenues in fiscal year 2015. Sales and marketing expenses decreased to $17.9 million in fiscal year 2016 from $21.6 million in fiscal year 2015. The overall decrease of $3.7 million was primarily due to decreases in direct mail marketing costs when compared to the prior year.

General and Administrative Expenses. Our general and administrative expenses were 23.2% of revenues in fiscal year 2016 compared to 20.0% of revenues in fiscal year 2015, which increase was due to a decline in revenue while general and administrative expense in 2016 remained substantially the same as 2015. General and administrative expenses were $18.9 million in fiscal year 2016 compared to $19.0 million in fiscal year 2015.

Restructuring Charge. In fiscal year 2016, we recognized a $1.9 million restructuring charge related to our Reston, Virginia facility. We determined this facility was surplus classroom space as a result of the classroom space that became available in fiscal year 2016 at our new facility in Herndon, Virginia.

Other Income (Expense), Net. Other income (expense), net in fiscal year 2016 was $0.2 million compared to $0.4 million in fiscal year 2015. The difference was primarily due to larger foreign exchange gains in fiscal year 2015.

Income Taxes. In fiscal year 2016, our income tax provision was $0.4 million compared to $0.5 million in fiscal year 2015. Our effective rate for fiscal year 2016 was (3.4) % compared to (5.0)% in fiscal year 2015. The effective rate for fiscal year 2016 is primarily related to minimum U.S. state taxes, state audit assessments for prior years, foreign withholding taxes, true ups of the actual 2015 return to provision estimates for U.S. taxes, and the income tax expense of our foreign subsidiaries. The effective rate for fiscal year 2015 was primarily attributable to true ups of the actual 2014 return to provision estimates for U.S. taxes, and the income tax expense of our foreign subsidiaries. In fiscal year 2012, we established a valuation allowance against deferred tax assets in the United States due to current year and projected future pre-tax book losses. This valuation allowance has been maintained to date. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income.

GEOGRAPHIC DATA

Learning Tree Education Centers are located in five countries. The North America operations recorded revenues of $59.3 million in fiscal year 2016 compared to revenues of $66.5 million in fiscal year 2015. Revenues from our European continuing operations were $19.9 million in fiscal year 2016 compared to $26.4 million in fiscal year 2015. Our Asian operations recorded revenues of $2.3 million in fiscal year 2016 compared to $2.0 million in fiscal year 2015. See Note 9 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

On March 3, 2015, we entered into an Agreement (“Agreement”) to sell our subsidiary in France, Learning Tree International S.A., to Educinvest for consideration of € 1 (One Euro). The transaction was consummated on the same date that the Agreement was signed by the parties.

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

INFLATION

In fiscal year 2016, inflation did not have a significant impact on our net sales, revenues and income from continuing operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for us on September 30, 2018 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect to early adopt ASU 2014-15. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not expect to early adopt ASU 2015-17. Accordingly, the standard is effective for us on September 30, 2017 and will result in our deferred tax assets and liabilities to be classified as non-current on our consolidated balance sheet.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on September 30, 2017. We do not expect adoption of ASU No. 2016-09 to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the new standard is effective for us on September 30, 2018 using a retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard would be effective for us on September 30, 2018 using a retrospective approach, and will result in our restricted cash to be included with cash and cash equivalents to reflect total cash on our statement of cash flows.

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal years 2016 and 2015, each fiscal quarter has 13 weeks.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2016 included cash and cash equivalents on hand of $8.5 million. During fiscal year 2016, the total of our cash and cash equivalents decreased by $9.4 million primarily as a result of our net loss for fiscal year 2016 resulting in cash used in continuing operations of $9.0 million and $0.4 million used for capital expenditures.

 Cash Flows. Our cash and cash equivalents from continuing operations decreased by $9.4 million to $8.5 million at September 30, 2016 from $17.9 million at October 2, 2015.

	Fiscal Year Ended
(in thousands)	September 30, 2016	October 2, 2015	Net Change
Cash used in operating activities of continuing operations	$(9.0)	$(9.5)	$0.5
Cash used in investing activities of continuing operations	(0.4)	(2.2)	1.8
Cash used in financing activities of continuing operationns	-	-	-
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(0)	(0.2)	0.2
Net decrease in cash and cash equivalents of continuing operations	$(9.4)	$(11.9)	$2.5

Cash used in operating activities totaled $9.0 million in fiscal year 2016 as compared to cash used in operating activities of $9.5 million in fiscal year 2015. Cash used in investing activities totaled $0.4 million during fiscal year 2016 compared to $2.2 million in fiscal year 2015. The change was primarily due to lower capital expenditures for purchases of equipment and other capital assets during fiscal year 2016. The effect of exchange rates on cash and cash equivalents during fiscal year 2016 was less than ($0.1) million, compared to ($0.2) million in fiscal year 2015.

Liquidity. As of and for the fiscal year ended September 30, 2016, we reported an accumulated deficit of $15.3 million and we have also reported negative cash flow from continuing operations in 2016 and for the previous four years as our revenues have declined each year over year during this period. At September 30, 2016, our capital resources consisted of cash and cash equivalents of $8.5 million. While we have, and will continue to take steps to stabilize revenues and decrease our operating costs on a year over year basis for fiscal year 2017, unless we are able to improve our liquidity in the future, there is substantial doubt about the Company’s ability to continue as a going concern.

Our registered independent public accounting firm’s report on our audited financial statements for the year ended September 30, 2016 contains an explanatory paragraph related to the Company’s ability to continue as a going concern.

To address the decline in revenue, we have been executing upon new strategies to increase the number of attendees in our public courses and expand our overall customer base. Many of these strategies relate to pricing promotions to attract new customers or to re-engage old customers that have not used our services in many years. Another strategy is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers through the continued growth of our Workforce Optimization Solutions. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

We have accelerated our Comprehensive Cost Reduction Program with the goal of significantly reducing our fiscal year 2017 overall expenses in the range of $10.0 million to $12.0 million when compared to the Company’s expenses for fiscal year 2016. These targeted cost reductions are in addition to approximately $6.8 million in operating cost reductions (excluding the restructuring charge) achieved during fiscal year 2016 when compared to the Company’s expenses for fiscal year 2015. These reductions have been initiated to right-size the Company’s operations, modernize its business operations to meet customer demand and preserve capital.

To further address our liquidity needs in the near term, on January 12, 2017, we entered into a Financing Agreement with Action Capital, which provides the Company with access to borrow through advances of funds up to a maximum aggregate principal amount of $3.0 million. Pursuant to the Financing Agreement, the amount advanced to the Company will be based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral. The amounts advanced under the Financing Agreement will also be secured by the Company’s accounts receivables from its U.S. operations. The Financing Agreement does not have any set term and either party may, for any reason, terminate the Financing Agreement by providing written notice. As a result, if Action Capital were to terminate the Financing Agreement and we did not have an alternative line of credit or other source of capital available, then we would have to rely upon our cash and cash equivalents for our working capital needs, which may not be sufficient. See Note 14 of the Consolidated Audited Financial Statements and Item 1A. Risk Factors of this Form 10-K for more information about this Financing Agreement.

We are also continuing to evaluate additional sources of capital and financing. We have retained the services of a financial advisor to assist us in assessing strategic options available to the Company to improve liquidity. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to us or in amounts required.

The stabilization of revenues and reduction in costs are integral to our goal of achieving a break even operating income line and a positive cash flow from operations for fiscal year 2017. We cannot provide assurances that our plans will not change, that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity.

Capital Requirements. During fiscal year 2016, we made capital expenditures of $0.4 million for the purchase of equipment worldwide, mostly computers and other equipment for use in our courses. Additionally, $1.8 million leasehold improvements and $0.3 million computer and office equipment were funded by tenant improvement reimbursements related to our Herndon, Virginia facility. We plan to continue to invest in our infrastructure to accommodate any increased customer demand, to continue improving the quality and effectiveness of our course delivery and to incorporate significant changes in technology. We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next ten years. In addition to requiring monthly/quarterly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease. We record the expense for these asset retirement obligations ratably over the life of the lease. We have no asset retirement payments coming due in fiscal year 2017. In connection with our comprehensive cost reduction program, as leases expire, cost reductions related to the elimination or renegotiation of leases will be evaluated.

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

Lease Termination Costs. We lease education center and administrative office space under various operating lease agreements. Certain of these operating leases include space that is not used and that is currently subleased. We calculate and record a liability related to those leases based on the difference between the present value of the net aggregate sublease rental income and the present value of the prime lease costs for the subleased space throughout the remaining term of the leases. Periodically, we evaluate the nature and extent of each of the individual provisions and make adjustments as appropriate, as new information becomes available or subsequent developments occur. When space is vacant from time to time, and when the requirements of “cease-use date” is met, we must estimate the fair value of the liability for the vacant space based upon the remaining lease costs as defined by our operating lease agreement reduced by estimated future sublease rental income that could be reasonably obtained for the property based upon prevailing real estate market conditions. The computed short and long-term portions of such liabilities are recorded as deferred facilities rent and other in the accompanying consolidated financial statements. Amounts are paid under the master lease to the landlord, netted against subtenant sublease receipts, and applied to our accrued lease liability, reducing the amount of liability recorded with an offset to General and Administrative expenses.

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

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience. The estimated forfeiture rate used for fiscal years 2016 and 2015 was zero and 35% , respectively.

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

 OUTLOOK

This presentation sets forth select expected future results of the Company based on estimates, assumptions and information available to the Company as of the filing of this Form 10-K. Since the financial and other information presented below are estimates of future results and performance, the actual results and outcomes may be different and such differences may be material.

Effect of Exchange Rates. In fiscal year 2016, approximately 37% of our annual business was conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates as of December 1, 2016 remain constant for the remainder of our first quarter of fiscal year 2017, we would expect to report an unfavorable effect of approximately 4.5% on our revenues during our first quarter of fiscal year 2017 compared to the same quarter of fiscal year 2016. Of course, we would also see a favorable effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in U.S. dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

Number of Course Weeks. As a result of our 52/53 week accounting policy and the timing of holidays, our first quarter of fiscal year 2017 will have 12 available training weeks as compared to 11 training weeks in our first quarter of fiscal year 2016.

First Quarter Revenues. We currently expect revenues from continuing operations for our first quarter of fiscal year 2017 of between $18.2 million and $19.2 million, compared to revenues from continuing operations of $20.1 million in our first quarter of fiscal year 2016.

First Quarter Gross Profit. We expect a gross profit percentage in our first quarter of fiscal year 2017 of between 42.2% and 43.2% compared to 41.1% in our first quarter of fiscal year 2016.

First Quarter Operating Expenses. We expect overall operating expenses for our first quarter of fiscal year 2017 to be between $8.3 million and $8.7 million, compared to $10.6 million in our first quarter of fiscal year 2016.

First Quarter Loss from Continuing Operations. As a result of the above factors, we expect to experience a first quarter of fiscal year of 2017 operating loss of between $0 and $(1.0) million compared with a $(2.3) million operating loss from continuing operations in our first quarter of fiscal year 2016.

First Quarter Other Income (Expense), Net. We expect first quarter other income (expense), to be between $0 and $(0.1) million, compared to $0.1 million in our first quarter of fiscal year 2016.

First Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our first quarter of fiscal year 2017 of between $0 and $(1.1) million, compared to a pre-tax loss of $(2.2) million in the first quarter of fiscal year 2016.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required for a Smaller Reporting Company

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Herndon, VA

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and its subsidiaries (the Company) as of September 30, 2016 and October 2, 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and its subsidiaries at September 30, 2016 and October 2, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company’s existing cash resources, recurring operating losses, negative cash flows from operations, and negative working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

McLean, Virginia

January 13, 2017

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30,	Octtober 2,
	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$8,540	$17,936
Trade accounts receivable, net	9,538	10,475
Income tax receivable	208	498
Prepaid expenses	1,916	2,773
Other current assets	1,424	1,747
Total current assets	21,626	33,429
Equipment, Property and Leasehold Improvements:
Education and office equipment	32,388	33,165
Transportation equipment	43	70
Property and leasehold improvements	18,469	17,931
	50,900	51,166
Less: accumulated depreciation and amortization	(44,990)	(45,096)
	5,910	6,070
Restricted interest-bearing investments	2,943	3,265
Deferred income taxes	427	476
Other assets	701	681
Total assets	$31,607	$43,921

Liabilities
Current Liabilities:
Trade accounts payable	$6,095	$6,744
Deferred revenues	21,017	22,909
Accrued payroll, benefits and related taxes	2,414	2,865
Other accrued liabilities	973	1,225
Income taxes payable	0	174
Current portion of deferred facilities rent and other	1,667	1,401
Total current liabilities	32,166	35,318
Asset retirement obligations	1,369	1,669
Deferred income taxes	89	134
Deferred facilities rent and other	6,297	2,575
Noncurrent tax liabilities	1,475	1,178
Total liabilities	41,396	40,874
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 shares issued and outstanding	1	1
Additional paid-in capital	6,388	6,224
Accumulated other comprehensive loss	(882)	(578)
Accumulated deficit	(15,296)	(2,600)
Total stockholders' (deficit) equity	(9,789)	3,047
Total liabilities and stockholders' (deficit) equity	$31,607	$43,921

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2016	October 2, 2015

Revenues	$81,587	$94,884
Cost of revenues	50,163	55,809
Gross profit	31,424	39,075

Operating expenses:
Course development	5,128	8,146
Sales and marketing	17,966	21,591
General and administrative	18,902	19,029
Restructuring charge	1,940	0
	43,936	48,766
Loss from operations before other operating items	(12,512)	(9,691)

Other operating items:
Gain (loss) on disposal of property, plant and equipment	11	(4)
	11	(4)
Loss from operations	(12,501)	(9,695)
Other income (expense), net:
Interest income, net	15	23
Foreign exchange gains	215	340
Other	(3)	(9)
	227	354
Loss from continuing operations before provision for income taxes	(12,274)	(9,341)
Provision for income taxes	422	467
Loss from continuing operations	(12,696)	(9,808)

Discontinued operations (Note 12)
Loss from discontinued operations, net of tax	0	(264)
Loss on disposal of discontinued segment	0	(2,501)
Loss from discontinued operations, net of tax	0	(2,765)

Net loss	$(12,696)	$(12,573)

Loss per share basic and diluted:
Continuing operations	$(0.96)	$(0.74)
Discontinued operations	$0	$(0.21)
Basic and diluted loss per share	$(0.96)	$(0.95)

Weighted average shares outstanding - basic	13,224	13,224
Weighted average shares outstanding - diluted	13,224	13,224

Comprehensive loss:
Net loss	(12,696)	(12,573)
Foreign currency translation adjustments	(304)	(253)
	$(13,000)	$(12,826)

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

	Common Stock
	Shares Outstanding	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance, October 3, 2014	13,222	$1	$6,148	$(325)	$9,973	$15,797

Net loss	0	0	0	0	(12,573)	(12,573)
Foreign currency translation	0	0	0	(253)	0	(253)
Share-based compensation	0	0	76	0	0	76
Restricted stock units released	2	0	0	0	0	0
Balance, October 2, 2015	13,224	$1	$6,224	$(578)	$(2,600)	$3,047

Net loss	0	0	0	0	(12,696)	(12,696)
Foreign currency translation	0	0	0	(304)	0	(304)
Share-based compensation	0	0	164	0	0	164
Balance, September 30, 2016	13,224	$1	$6,388	$(882)	$(15,296)	$(9,789)

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Cash flows - operating activities
Net loss	$(12,696)	$(12,573)
Add: Loss on sale of France Unit	0	2,501
Loss from discontinued operations, net of tax	0	264
Loss from continuing operations	(12,696)	(9,808)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	2,830	4,318
Share-based compensation	164	76
Deferred income taxes	(29)	(30)
Provision for doubtful accounts	391	63
Accretion on asset retirement obligations	76	79
(Gain) loss on disposal of equipment, property and leasehold improvements	(11)	4
Restructuring charge	1,940	0
Unrealized foreign exchange gains	(205)	(298)
Settlement of asset retirement obligation	(77)	0
Changes in operating assets and liabilities:
Trade accounts receivable	404	2,766
Prepaid expenses and other assets	914	(506)
Income tax receivable / payable	405	(81)
Trade accounts payable	(483)	453
Deferred revenues	(1,274)	(2,866)
Deferred facilities rent and other	(438)	(1,386)
Asset retirement obligation	(128)	0
Other accrued liabilities	(774)	(2,241)
Net cash used in operating activities of continuing operations	(8,991)	(9,457)
Net cash used in operating activities of discontinued operations	0	(210)
Net cash used in operating activities	(8,991)	(9,667)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(385)	(2,255)
Proceeds from sale of equipment, property and leasehold improvements	12	22
Net cash used in investing activities of continuing operations	(373)	(2,233)
Net cash used in investing activities of discontinued operations	0	(745)
Net cash used in investing activities	(373)	(2,978)
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(32)	(255)
Effects of exchange rate changes on cash and cash equivalents of discontinued operations	0	(242)
Effects of exchange rate changes on cash and cash equivalents	(32)	(497)
Net change in cash and cash equivalents of discontinued operations	0	(1,197)
Net decrease in cash and cash equivalents	(9,396)	(11,945)
Cash and cash equivalents at the beginning of the period	17,936	29,881
Cash and cash equivalents at the end of the period	$8,540	$17,936

Supplemental disclosures:
Income taxes paid	$191	$580
Interest paid	$16	$3

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$2,106	$0
Capital lease	$472	$0

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Nature of the Business

Learning Tree International, Inc. and subsidiaries (“the Company,” “we,” “us,” or “our”) develop, market, and deliver a broad, predominately proprietary, library of instructor-led classroom courses that are designed to meet the professional development needs of information technology (“IT”) professionals and managers worldwide. These courses are delivered primarily at our leased education centers located in the United States, the United Kingdom, Canada, Sweden and Japan. Such course events are also conducted from specially equipped facilities, in hotel and conference facilities, and at customer sites throughout the world. Almost all of our course titles are also available to individuals located worldwide through Learning Tree AnyWare™, our patent-pending live online learning interface that allows individuals at any location to attend a live instructor-led Learning Tree class via the Internet. Our courses provide both breadth and depth of education across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, and leadership and professional development.

We follow a 52- or 53-week fiscal year, with our quarter-end dates on the Friday nearest the end of the calendar quarter and our year-end dates on the Friday nearest the end of September. Accordingly, our fiscal year 2016 ended on September 30, 2016, and our fiscal year 2015 ended on October 2, 2015. Thus, these consolidated financial statements report our consolidated financial position as of September 30, 2016, and October 2, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the fiscal years ended September 30, 2016 and October 2, 2015. Both fiscal years 2016 and 2015 were 52-week years.

Certain items in the fiscal year 2015 consolidated financial statements have been reclassified to conform to the current presentation.

b. Basis of Presentation

As of and for the fiscal year ended September 30, 2016, we have reported an accumulated stockholders' deficit of $15.3 million and we have also reported negative cash flow from continuing operations in fiscal year 2016 and for the previous four years as revenues have declined each year during this period. At September 30, 2016, our capital resources consisted of cash and cash equivalents of $8.5 million. While we have or are taking steps to stabilize revenues and decrease costs on a year over year basis in 2017, unless we are able to improve our liquidity in the future, there is substantial doubt about the Company’s ability to continue as a going concern. We have retained the services of a financial adviser to assist us in all strategic options available to the Company to improve liquidity.

To address the decline in revenue, we have been executing upon new strategies to increase the number of attendees in our public courses and expand our overall customer base. A number of these strategies relate to pricing promotions to attract new customers or to re-engage old customers that have not used our services in many years. We are also partnering with certification organizations, hardware and software vendors, as well some other training providers to augment the breadth of training courses we can offer to organizations. Another strategy is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers through the continued growth of our Workforce Optimization Solutions. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

We have accelerated our Comprehensive Cost Reduction Program with the goal of significantly reducing our fiscal year 2017 overall expenses in the range of $10.0 million to $12.0 million when compared to the Company’s expenses for fiscal year 2016. These targeted cost reductions are in addition to approximately $6.8 million in operating cost reductions (excluding the restructuring charge) achieved during fiscal year 2016 when compared to the Company’s expenses for fiscal year 2015. These reductions have been initiated to right-size the Company’s operations, modernize its business operations to meet changing customer demand and preserve capital. In order to implement these cost reductions for the 2017 fiscal year, we have taken the following steps:

●

Eliminated our direct mail course catalog advertising program. In addition to being a “green initiative”, we believe that our overall customer-base has shifted the manner in which it selects and purchases courses away from printed catalogs toward greater use of digital channels, such as website, social media and digital advertising.

●	Made our course notes available electronically and only produce a paper copy if requested by our attendee.
●	Completed, during the fourth quarter of fiscal year 2016, a reduction in force of 26 full time equivalent employees in North America.
●

Reduced the compensation paid to our Board of Directors in 2016, which our directors unanimously agreed to do as part of our cost reduction program. Effective August 1, 2016, our Directors are compensated for meeting fees and serving as Committee chairmen, but do not receive any monthly or yearly fee.

●

Reduced our real estate costs, through the elimination or nonrenewal of certain leased facilities and negotiation for replacement facilities. As other facility leases expire, additional cost reductions will be evaluated.

As part of this program, Learning Tree will continue to review and take appropriate actions to streamline its operations in order to reduce or eliminate excess costs.

To further address our liquidity needs in the near term, on January 12, 2017, we entered into a Financing Agreement with Action Capital, which provides the Company with access to borrow through advances of funds up to a maximum aggregate principal amount of $3.0 million. Pursuant to the Financing Agreement, the amount advanced to the Company will be based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral. The amounts advanced under the Financing Agreement will also be secured by the Company’s accounts receivables from its U.S. operations. The Financing Agreement does not have any set term and either party may, for any reason, terminate the Financing Agreement by providing written notice. As a result, if Action Capital were to terminate the Financing Agreement and we did not have an alternative line of credit or other source of capital available, then we would have to rely upon our cash and cash equivalents for our working capital needs, which may not be sufficient. See Note 14 of the Consolidated Audited Financial Statements for more information about this Financing Agreement.

We are also continuing to evaluate additional sources of capital and financing. We have retained the services of a financial advisor to assist us in assessing strategic options available to the Company to improve liquidity. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to us or in amounts required.

The stabilization of revenues and reduction in costs are integral to our goal of achieving a break even operating income line and a positive cash flow from operations for fiscal year 2017. We cannot provide assurances that our plans will not change, that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity. The financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s future liquidity needs, history of net losses, and negative cash flows from continuing operations, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

c. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Learning Tree International, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. The following is a list of our subsidiaries as of September 30, 2016:

Learning Tree International USA, Inc. (U.S.)

Learning Tree International, K.K. (Japan)

Learning Tree International Ltd. (United Kingdom)

Learning Tree International AB (Sweden)

Learning Tree International Inc. (Canada)

Advanced Technology Marketing, Inc. (U.S.)

AnyWare Live, Inc. (U.S.)

d. Revenue Recognition and Accounts Receivable

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

We offer our customers a multiple-course sales discount referred to as a “Learning Tree Training Passport” or “Training Passport”. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a one or two-year period for a fixed price. For a Learning Tree Training Passport, the amount of revenue recognized for each attendance in a course is based upon the selling price of such Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

We believe it is appropriate to recognize revenues on this basis in order to most closely match revenue and related costs, as the substantial majority of our Passport holders do not attend the maximum number of course events permitted under their Learning Tree Training Passport. We believe that the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by Passport holders.

The average attendance rate for all expired Learning Tree Training Passports has closely approximated the estimated rate we utilize. Although we have seen no material changes in the historical rates as the number of course titles has changed, we monitor such potential effects. In general, determining the estimated average number of course events that will be attended by a Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue. If the estimates are wrong, we would record the difference between the revenues previously recognized for that Training Passport and the Training Passport selling price upon expiration of that Training Passport. Thus, the timing of revenue recognition may be affected by an inaccurate estimation, but the inaccuracy would have no effect on the aggregate revenue recognized over the one- to two-year life of each Training Passport.

For Training Passport products for which historical utilization data is not available, we assume that the estimated average number of courses to be attended is equal to the number of courses available on the Training Passport. Assumed utilization rates may be revised in future periods after sufficient time has passed to amass additional historical trends.

In addition to our Learning Tree Training Passports, we also offer a multiple-course sales discount referred to as “Learning Tree Training Vouchers” or Training Vouchers”. With Learning Tree Training Vouchers, a customer buys the right to send a specified number of attendees to Learning Tree courses over a six to twelve-month period for a fixed price. Revenue is recognized on a pro rata basis for each attendance. For the majority of Training Vouchers with unused seats at the expiration of the Voucher, we record the pro rata selling price of the expired unused seats as revenue. At times we make a business decision to extend a Training Voucher beyond the normal twelve month expiration date. Training Vouchers purchased under government rate schedules have no expiration date.

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

e. Share-Based Compensation

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

We analyzed our historical volatility to estimate the expected volatility. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant, that most closely resembles the expected life of our options. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on the simplified method under ASC 718, Compensation-Stock Compensation. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

As share-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience.

f. Course Development Costs

Course development costs are charged to operations in the period incurred.

g. Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $383 and $612 in fiscal years 2016 and 2015, respectively.

h. Cash and Cash Equivalents and Interest-bearing Investments

We consider highly liquid investments with remaining maturities of ninety days or less when purchased to be cash equivalents.

Restricted interest-bearing investments at September 30, 2016 consisted of cash deposits of $1,867 (1,439 British Pounds), $179 (1,534 Swedish Krona) and $897 which were pledged as collateral to secure our obligations under leases for education center facilities located in the United Kingdom, Sweden, and the United States, respectively. This compares to restricted interest-bearing investments of cash deposits of $2,185 (1,439 British Pounds), $184 (1,534 Swedish Krona) and $896 at October 2, 2015. The United Kingdom deposits are held in trust by the landlord with interest accruing to us and paid on an annual basis. The deposits will be released to us at the earlier of the end of the lease period or when certain financial ratios have been met. In the United States, the deposit is in an interest-bearing restricted account held by our bank and serves as collateral for letters of credit issued to our landlords by our bank.

i. Marketing Expenses

Marketing expenses primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future. These costs are charged to expense in the month in which the advertising materials are mailed since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2016 and 2015 were $5,857 and $8,942 respectively.

j. Equipment, Property and Leasehold Improvements

Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Education and office equipment (years)	3	to	5
Transportation equipment (years)		4
Accounting software (years)		7
Leasehold improvements	20 years or the life of the lease, if shorter

Depreciation and amortization expense totaled $2,830 and $4,318 in fiscal years 2016 and 2015, respectively. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the consolidated financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization, and any resulting gain or loss is included in the statements of operations and comprehensive loss.

During fiscal year 2016, we had $1.8 million leasehold improvements and $0.3 million of office equipment funded by the landlord for tenant improvement reimbursements on our Herndon facility.

The fair value of a liability for an asset retirement obligation (“ARO”) associated with a leased facility is recorded as an asset (leasehold improvements) and a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. See also Note 2 relating to AROs.

k. Long-Lived Assets

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

l. Deferred Revenues

Deferred revenues primarily relate to unearned revenues associated with Training Passports, Training Vouchers and advance payments received from customers for course events to be held in the future.

m. Comprehensive loss

We report comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Other comprehensive loss represents changes in stockholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments. At the end of fiscal year 2016, accumulated other comprehensive loss consisted of cumulative foreign currency translation adjustments of $(882) compared to cumulative foreign currency translation adjustments of $(578) at the end of fiscal year 2015.

n. Income Taxes

We provide for income taxes under the provisions of Financial Accounting Standards Board ASC 740, Income Taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or the entire asset may not be realized through future taxable earnings or implementation of tax planning strategies.

The tax effects of uncertain tax positions are recognized in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is our accounting policy to account for ASC 740-10-related penalties and interest as a component of the income tax provision in the consolidated statements of operations and comprehensive loss.

o. Foreign Currency

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

p. Deferred Facilities Rent

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

q. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

 r. Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

s. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for us on September 30, 2018 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect to early adopt ASU 2014-15. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not expect to early adopt ASU 2015-17. Accordingly, the standard is effective for us on September 30, 2017 and will result in our deferred tax assets and liabilities to be classified as non-current on our consolidated balance sheet.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on September 30, 2017. We do not expect adoption of ASU No. 2016-09 to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the new standard is effective for us on September 30, 2018 using a retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard would be effective for us on September 30, 2018 using a retrospective approach, and will result in our restricted cash to be included with cash and cash equivalents to reflect total cash on our statement of cash flows.

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

The following table presents the activity for our ARO liabilities, which primarily consist of classroom facilities at our Education Centers:

	Fiscal Year Ended
	September 30, 2016	October 2, 2015

ARO balance, beginning of period	$1,669	$1,656
Accretion expense	76	79
Liabilities satisfied	(128)	0
Settlement of ARO liability	(77)	0
Foreign currency translation	(171)	(66)
ARO balance, end of period	$1,369	$1,669

During fiscal year 2016, our lease for the Education Center in the Chicago area expired and we satisfied our return obligation to the landlord.

3. INCOME TAXES

We file a consolidated United States federal income tax return which includes all of our domestic operations. Our domestic subsidiaries also file income tax returns based on our operations in certain state and local jurisdictions. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

Loss before provision for income taxes consists of the following:

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Domestic	$(11,565)	$(10,499)
Foreign	(709)	1,158
Total	$(12,274)	$(9,341)

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Current tax provision (benefit):
U.S. Federal	$0	$185
State	196	(64)
Foreign	255	376
	449	497
Deferred tax provision:
U.S. Federal	14	(1)
Foreign	(43)	(29)
	(29)	(30)
Provision for income taxes	$422	$467

The following is a reconciliation of the provision for income taxes to the United States federal statutory tax rate:

	Fiscal Year Ended
	September 30, 2016	Effective Tax rate %	October 2, 2015	Effective Tax rate %

Income taxes at the U.S. statutory rate	$(4,296)	35.0%	$(3,269)	35.0%
Equity compensation	42	(0.3)	22	(0.2)
Penalties	0	0.0	0	0.0
Other permanent differences	342	(2.8)	448	(4.8)
Effects of foreign taxes and tax credits	2,368	(19.3)	(184)	2.0
State income taxes	(439)	3.6	(363)	3.9
Uncertain tax positions	320	(2.6)	57	(0.6)
Change in valuation allowance	1,911	(15.6)	3,737	(40.0)
Other	174	(1.4)	19	(0.3)
Total provision for income taxes	$422	(3.4)%	$467	(5.0)%

Significant management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that would not be realized. Realization will be based on our ability to generate sufficient future taxable income. In fiscal year 2012, we established a valuation allowance against our deferred tax assets in the United States due to current year and projected future pre-tax book losses. We continued to maintain this valuation allowance throughout fiscal years 2015 and 2016. As of September 30, 2016, we had a net deferred tax asset of $338.

 As of September 30, 2016, we had foreign tax credit carry-forwards of approximately $132, which expire, if unused in the years 2021-2023.

Deferred income tax assets and liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$2,721	$1,330
Deferred revenue	1,772	2,092
Foreign tax credit carryforwards	132	132
Alternative minimum tax credit carryforwards	189	189
Accrued vacation	360	443
Equity compensation	58	37
Depreciation and amortization	2,418	2,789
Net operating loss	6,873	3,912
Capital loss	78	79
Other	435	198
Deferred tax liabilities:
Prepaid expenses	(158)	(505)
Undistributed earnings of foreign subsidiaries	(2,287)	0
Domestic net deferred tax assets	12,591	10,696
Foreign operations:
Deferred tax assets:
Depreciation and other	422	472
Deferred tax liabilities:
Depreciation and other	(73)	(134)
Foreign net deferred tax assets	349	338
Domestic and foreign deferred tax assets	12,940	11,034
Valuation allowances	(12,602)	(10,692)
Net deferred tax assets	$338	$342

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For fiscal year 2016, we recognized an expense of $57 attributable to interest for uncertain tax positions related to transfer pricing and interest accrued. As of September 30, 2016 and October 2, 2015, we had $762 and $706 accrued, respectively, for interest and penalties for uncertain tax positions. As of September 30, 2016, $1,047 of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than related to these intercompany transactions. We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2010 through 2016.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Balance, beginning of year	$472	$606
Decreases related to tax positions taken during a prior period	0	(134)
Increases related to tax positions taken during the current period	241	0
Balance end of year	$713	$472

Based on future forecasts and budgets, the Company expects to repatriate the unremitted earnings from the foreign subsidiaries to the United States which then become taxable to the Company in the foreseeable future. Therefore, in the fourth quarter of fiscal year 2016, the Company recorded a deferred tax liability of $2,271 and $16 for Federal income and foreign withholding taxes, respectively, related to approximately $6,490 of its international subsidiaries’ undistributed earnings as of September 30, 2016. This deferred tax liability is offset by existing deferred tax assets in the United States; therefore, the net impact to tax expense for fiscal year 2016 is only the $16 of foreign withholding taxes.

4. COMMITMENTS AND CONTINGENCIES

a. Operating Lease Commitments

As of September 30, 2016, we had various non-cancelable operating leases for facilities that expire at various dates through 2026 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2017	$7,440	$185	$7,255
2018	5,916	328	5,588
2019	5,764	341	5,423
2020	5,419	203	5,216
2021	4,175	0	4,175
Thereafter	9,033	0	9,033
	$37,747	$1,057	$36,690

Rental expense, excluding sublease income, was $9,231 and $9,114 for fiscal years 2016 and 2015, respectively. Sublease rental income for fiscal years 2016 and 2015 was $83 and $120, respectively.

b. Capital Lease Commitments

During fiscal year 2016, we acquired two printers and their licensed software under capital leases. The following is a summary as of September 30, 2016 of the present value of the net minimum lease payments on capital leases:

Fiscal Year Ending	Minimun Lease Payments
2017	$124
2018	116
2019	116
2020	116
2021	103
Total minimum payments	$575
Less amount representing interest (imputed weighted average capital lease annual interest rate of 9.1% for Equipment Lease and 7.67% for Software Lease)	(108)
Net minimum payments	467
Less Current Portion	(81)
$386

Capital lease liability is included in the "Deferred facilities rent and other" line of our consolidated balance sheet.

c. Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

5. STOCKHOLDERS’ EQUITY

We did not purchase any shares of our common stock during fiscal years 2016 and 2015. We may make purchases of common stock in the future, but we have no commitments to do so.

6. SHARE-BASED COMPENSATION

Effective January 23, 2007, our stockholders approved the 2007 Equity Incentive Plan (our “2007 Plan”). Our 2007 Plan is administered by the Compensation and Stock Option Committee of our Board of Directors. Our 2007 Plan permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights (or SARs), restricted stock, restricted stock units, performance units and performance shares to our employees, officers, directors and consultants in an amount up to an aggregate of 1,000,000 shares of common stock. Option awards have been granted with an exercise price equal to the market price of our stock at the date of grant and generally vest one fourth per year over four years (in some instances, subject to achieving certain financial targets in the year with respect to which they are granted) and have ten-year contractual terms. However, the exercise price, vesting schedule and period required for full exercisability of the options is at the discretion of the Compensation and Stock Option Committee of our Board of Directors. The Compensation and Stock Option Committee, with the approval of our Board, has also issued stock compensation grants which are not part of the 2007 Plan. We recognize compensation cost for all awards on a straight-line basis (or, on a graded basis for those options with performance conditions) over the requisite service period for the entire award, which is equal to the vesting period. We have a policy of issuing new shares of common stock to satisfy share option exercises.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities were based on the historical volatility of our stock measured over a period commensurate with the expected life of granted stock options. The expected term of options represented the period of time that options granted were expected to be outstanding and was determined based on the simplified method as discussed in ASC 718, Compensation-Stock Compensation, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on the U.S. Treasury rate at the date of the grant, that most closely resembled the expected life of options. The expected dividend yield was 0%.

A summary of option activity under the 2007 Plan and Board authorized grants during fiscal years 2015 and 2016 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 3, 2014	200,000	$3.85	8.0	$0.00
Options granted	50,000	1.76	9.6	0.00
Options exercised	0	0.00
Options forfeited, expired and unearned	0	0.00
Outstanding at October 2, 2015	250,000	3.43	8.3	0.00
Options granted	600,000	1.24	9.6	0.00
Options exercised	0	0.00
Options forfeited, expired and unearned	0	0.00
Outstanding at September 30, 2016	850,000	1.88	8.5	0.00
Vested and expected to vest at September 30, 2016	836,958	1.89	8.5	0.00
Exercisable at September 30, 2016	112,500	$3.61	7.2	$0.00

  Share-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $164 and $76 for fiscal years 2016 and 2015, respectively. As share-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures.

If the non-vested stock options fully vest, they will result in future expense of $352 over a weighted-average remaining amortization period of 2.6 years. The total income tax benefit relating to stock options and recognized in the consolidated statements of operations and comprehensive loss was $0 for both fiscal years 2016 and 2015.

Restricted Stock Units

As noted above, our 2007 Plan permits us to grant restricted stock units (RSUs), which entitle holders to receive shares of common stock upon vesting. During fiscal years 2016 and 2015, we did not grant any RSUs and there were no RSUs outstanding as of the end of fiscal years 2016 or 2015.

7. EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. We make contributions at a rate of 30% of the first 6% of employee compensation contributed. We contributed $241 and $40, net of forfeitures of $21 and $229, to our 401(k) Plan for fiscal years 2016 and 2015, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2016 and 2015 our cost for these plans was approximately $376 and $470, respectively.

8. LOSS PER SHARE

Loss per share—basic is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants, nonvested restricted stock units and of outstanding options to purchase common stock, using the treasury stock method. For fiscal years 2016 and 2015, 850,000 and 250,000 stock options, respectively, were anti-dilutive and excluded from the loss per share—diluted calculation.

 The following table sets forth the calculation of basic and diluted loss per share:

	Fiscal Year Ended
	September 30,	October 2,
	2016	2015
Numerator:
Loss from continuing operations	$(12,696)	$(9,808)
(Loss) income from discontinued operations	0	(2,765)
Net (loss) income	$(12,696)	$(12,573)

Denominator:
Weighted average shares outstanding
Basic	$13,224	$13,224
Effect of dilutive securities	0	0
Diluted	$13,224	$13,224

(Loss) income per common share - basic and diluted:
Continuing operations	$(0.96)	$(0.74)
Discontinued operations	0	(0.21)
Basic and diluted loss per common share	$(0.96)	$(0.95)

9. OPERATING SEGMENT INFORMATION

 Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials or of the location or method of distribution. We did not have sales to any one commercial customer or government agency that amounted to 10% or more of our revenues in fiscal years 2016 or 2015.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: the United States, Canada, the United Kingdom, Sweden and Japan, which are reflected under continuing operations below. We also set forth a former reportable segment of the Company in France, which is reflected under discontinued operations below and discussed in more detail in Note 12 - Discontinued Operations. As a measure of segment performance, our Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $5,101 and $4,049 in fiscal years 2016 and 2015, respectively. Summarized financial information by reportable segment for fiscal years 2016 and 2015, is as follows:

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Revenues:
United States	$51,377	$57,787
Canada	7,961	8,752
North America	59,338	66,539
United Kingdom	16,878	22,151
Sweden	3,069	4,232
Japan	2,302	1,962
Continuing Operations	81,587	94,884
France	0	3,336
Discontinued Operations	0	3,336
Total	$81,587	$98,220

Gross profit:
United States	$19,618	$22,396
Canada	3,119	4,401
North America	22,737	26,797
United Kingdom	5,414	8,422
Sweden	1,625	2,542
Japan	1,648	1,314
Continuing Operations	31,424	39,075
France	0	1,289
Discontinued Operations	0	1,289
Total	$31,424	$40,364

Depreciation and amortization:
United States	$1,915	$2,818
Canada	236	330
North America	2,151	3,148
United Kingdom	620	1,020
Sweden	56	134
Japan	3	16
Continuing Operations	2,830	4,318
France	0	191
Discontinued Operations	0	191
Total	$2,830	$4,509

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Total assets:
United States	$15,578	$23,683
Canada	3,395	3,729
North America	18,973	27,412
United Kingdom	8,046	11,789
Sweden	2,688	3,215
Japan	1,900	1,505
Continuing Operations	31,621	43,921
France	0	0
Discontinued Operations	0	0
Total	$31,607	$43,921

Long-lived assets:
United States	$4,211	$3,266
Canada	480	707
North America	4,691	3,973
United Kingdom	1,725	2,532
Sweden	119	179
Japan	76	67
Continuing Operations	6,611	6,751
France	0	0
Discontinued Operations	0	0
Total	$6,611	$6,751

Capital expenditures:
United States	$264	$1,042
Canada	11	669
North America	275	1,711
United Kingdom	200	360
Sweden	0	179
Japan	0	5
Continuing Operations	475	2,255
France	0	5
Discontinued Operations	0	5
Total	$475	$2,260

10. DEFERRED FACILITIES RENT AND OTHER

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	Fiscal Year Ended
	September 30,	October 2,
	2016	2015
Deferred rent	$529	$1,073
Capital lease	81	0
Reston lease liability	1,057	0
LA lease liability	0	328
	$1,667	$1,401

Noncurrent Portion of Deferred Facilities Rent and Other

	Fiscal Year Ended
	September 30,	October 2,
	2016	2015
Deferred rent	$3,808	$2,575
Capital Lease	386	0
Reston lease liability	2,103	0
	$6,297	$2,575

11. VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	Fiscal Year Ended
	September 30,	October 2,
	2016	2015
Beginning balance	$160	$158
Provision for doubtful accounts	391	63
Charges against allowance	(10)	(64)
Other	1	3
Ending balance	$542	$160

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	Fiscal Year Ended
	September 30,	October 2,
	2016	2015
Beginning balance	$10,692	$6,974
Provisions	1,910	3,718
Charges against allowance	0	0
Ending balance	$12,602	$10,692

 Activity with respect to our lease liabilities is summarized as follows:

	Fiscal Year Ended
	September 30,	October 2,
	2016	2015
Beginning balance	$328	$959
Provisions	1,940	30
Accretion	23
Reston Town Center Deferred Rent	1,220	0
Charges against allowance	(351)	(661)
Ending balance	$3,160	$328

NOTE 12—DISCONTINUED OPERATIONS

On March 3, 2015, we entered into an Agreement (“Agreement”) to sell our subsidiary in France, LTRE (FR), to Educinvest for consideration of € 1 (One Euro). The sale transaction was consummated on the same date that the Agreement was signed by the parties. The purchase price was established in recognition of the potential liabilities being assumed by Educinvest related to continuation of the LTRE (FR) business. As part of the sale transaction, Learning Tree and Educinvest concurrently entered into a license agreement, dated March 3, 2015 (the “License Agreement”). After the closing of the sale transaction, we agreed to provide certain temporary services to Educinvest, including the use of its website and the operational systems in place for a period of two years after the closing date. In connection with the sale transaction, we also agreed that during the term of the License Agreement we will not, without the prior written consent of Educinvest, (i) establish a physical presence in mainland France in competition with the business of LTRE (FR) as carried on as of the closing of the sale transaction or (ii) solicit employees of LTRE (FR), except for persons responding to general recruitment advertisements not specifically targeting LTRE (FR).

The sale of LTRE (FR) resulted in a loss of $2,501. This loss plus the results of operations for LTRE (FR) for the fiscal year ended October 2, 2015 have been reclassified to the loss from discontinued operations line on the Consolidated Statements of Operations and Comprehensive Loss presented herein. There were no assets or liabilities classified as discontinued operations as of September 30, 2016 and October 2, 2015, respectively.

   The summarized operating results of LTRE (FR) included in our consolidated statement of operations is as follows:

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Revenues	$0	$3,335
Cost of revenues	0	2,046
Gross profit	0	1,289
Operating expenses	0	1,626
(Loss) income from operations	0	(337)
Other (expense) income, net	0	(44)
Loss from discontinued operations before income taxes	0	(381)
Income taxes	0	(117)
	$0	$(264)

Calculation of the loss on disposal of LTRE(FR):	October 2, 2015
(in thousands)
Investment in Learning Tree International S.A.	$1,324
Costs of sale	619
Cumulative translation adjustment realized	558
Loss on sale	$2,501

13. RESTRUCTURING ACTIVITY

In September 2016, we determined that 81% of our Reston Town Center facility in Reston, Virginia (RTC) was no longer needed to conduct our business and accordingly, we renewed efforts to sublease the surplus space at this facility. As such, we recorded a restructuring charge of $1.9 million for the estimated liability associated with future rentals of the surplus space due under the property lease as of the cease use date. The fair value of this liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. As of September 30, 2016 we subleased 24% of the surplus space.

Facilities

Balance at October 2, 2015	$328

Additions:
RTC cease-use charge	1,940
RTC Deferred rent liability	1,220
Accretion expense	23
3,183

Reductions:
Rent payments, net of deferred rent	(351)
(351)

Balance at September 30, 2016	$3,160

As of September 30, 2016, such restructuring liability is recorded as part of Deferred Facilities Rent and Other in the consolidated balance sheet.

14. SUBSEQUENT EVENTS

On January 12, 2017, the Company entered into a Financing and Security Agreement (the “Financing Agreement”) with Action Capital Corporation (“Action Capital”) that provides the Company with access to borrow through advances of funds of up to a maximum aggregate principal amount of $3.0 million (the “Maximum Amount”). Pursuant to the Financing Agreement, the amount advanced to the Company will be based upon Action Capital’s agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral (the “Acceptable Accounts”). The Financing Agreement will continue to be in full force and effect until such time as either party terminates the Financing Agreement by providing written notice. Following termination the Company will remain liable for all outstanding indebtedness owed to Action Capital under the Financing Agreement.

Under the Financing Agreement, the Company is required to pay Action Capital (i) interest on the outstanding advances at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 1.75%, (ii) a monthly fee equal to 0.70% of the outstanding advances as of the last day of the month, and (iii) a fee of 0.25% of the Maximum Amount, which is payable to Action Capital on the date the Financing Agreement is signed and every 90 days thereafter until the Financing Agreement is terminated and all amounts advanced and other obligations to Action Capital have been fully paid and satisfied. The Company’s obligations under the Financing Agreement are secured by Acceptable Accounts, accounts receivable due from U.S. based account debtors and any contract rights, chattel paper, documents, instruments, general intangibles (excluding general intangibles consisting of intellectual property or intellectual property rights), reserves, reserve accounts, deposit and demand accounts, rebates, and books and records pertaining to any Acceptable Accounts that are assigned to Action Capital and all proceeds of the foregoing property.

We have determined that there are no other subsequent events that require disclosure.

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

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

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.         OTHER INFORMATION

None

PART III

Item  10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders.

Item  11.          EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders.

Item  12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The remaining information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders.

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item  13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders.

Item  14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders.

PART IV

Item  15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements of Learning Tree International, Inc. as set forth under Item 8 are filed as part of this report.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because such schedules are not required under the related instructions, are not applicable or the required information is given in the consolidated financial statements.

(b) Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Herndon, Commonwealth of Virginia, on the 13th day of January 2017.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ RICHARD SPIRES
Name:	Richard Spires
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD SPIRES	Chief Executive Officer and Director	January 13, 2017
Richard Spires	(Principal Executive Officer)

/s/ MAGNUS NYLUND	Chief Operating Officer	January 13, 2017
Magnus Nylund

/s/ DAVID W. ASAI	Chief Financial Officer	January 13, 2017
David W. Asai	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID C. COLLINS	Chairman of the Board	January 13, 2017
David C. Collins

/s/ W. MATHEW JUECHTER	Director	January 13, 2017
W. Mathew Juechter

/s/ HOWARD A. BAIN III	Director	January 13, 2017
Howard A. Bain III

/s/ HENRI HODARA, PH.D.	Director	January 13, 2017
Henri Hodara, Ph.D.

/s/ JOHN R. PHILLIPS, PH.D.	Director	January 13, 2017
John R. Phillips, Ph.D.

/s/ MARY COLLINS	Director	January 13, 2017
Mary Collins

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1

Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007

Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, as amended through October 7, 2015	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 9, 2015.

4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement between Registrant and Richard A. Spires, dated October 7, 2015 **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

10.2	Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated as of January 26, 2012, as amended on October 1, 2013**	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

10.3	Form of Award Agreement for 200,000 and 100,000 Non-Qualified Stock Options granted to Richard A. Spires on October 7, 2015 and October 26, 2015, respectively **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of October 1, 2005 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.5	Employment Agreement between Registrant and David Asai, dated as of April 8, 2013**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2013.

10.6	2007 Equity Incentive Plan **	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.

10.7	Amendment of 2007 Equity Incentive Plan adopted December 30, 2009 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 4, 2010.

10.8	2007 Equity Incentive Plan Form of Restricted Stock Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.9	2007 Equity Incentive Plan Form of Stock Option Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.10	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 6, 2009.

10.11	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2010.

10.12	Facility Lease Agreement between Learning Tree International Inc. and T.E.C. Leaseholds Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 30, 2005.

10.13	Amendment of Facility Lease Agreement between Learning Tree International Inc. and TEC Leaseholds Limited effective January 6, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2010.

10.14	Office Lease between Registrant and TrizecHahn One NY Plaza LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.15	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.

10.16	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.

10.17	Lease Agreement between Registrant and Reston Town Center Property LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 11, 2010

10.18	Lease Agreement between Learning Tree International Limited and Postel Properties Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 7, 2011.

10.19	Form of Indemnification Agreement **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

10.20	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the ground and basement floors of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.21	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the first floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.22	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the second floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.23	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for part of the sixth floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.24	Surrender of a leasehold property among Laxton Properties Limited, Learning Tree International Limited, and Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.25	Employment Agreement between Registrant and Gregory L. Adams, dated November 6, 2014 **	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 7, 2014.

10.26

2nd Lease and Storage Lease Amending and Extension Agreement, dated as of February 12, 2014, countersigned and effective as of May 7, 2014, by and between 160 Elgin Leaseholds, Inc. and Learning Tree International Inc.

Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014.

10.27	Lease Agreement between Registrant and Vasakronan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014.

10.28	Deed of Lease for the sale of Registrant’s 1831 Michael Faraday Drive, Reston, Virginia property	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the period ended October 3, 2014.

10.29	Termination of Rental Lease between Registrant and Förvaltningsbolaget Marievik HB	Incorporated by reference from Registrant’s Current Report filed on Form 8-K filed June 19, 2014.

10.30	First Amendment To Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated February 1, 2016 **	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2016.

10.31	Employment Agreement between Registrant and Dr. David C. Collins, dated February 18, 2016 **	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2016.

10.32	Financing and Security Agreement between Learning Tree International, Inc. and Action Capital Corporation, dated January 12, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 13, 2017.

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.