Form 10-K/A
period 2016-09-30
LEARNING TREE INTERNATIONAL, INC.
filed 2017-01-30
CIK 1002037

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2016 originally filed with the Securities and Exchange Commission (“SEC”) on January 13, 2017 (the “Original Filing”) by Learning Tree International, Inc., a Delaware corporation (“Learning Tree,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended September 30, 2016. In addition, we are voluntarily filing an amendment to an employment agreement as Exhibit 10.32 and updating an incorporation by reference to an employment agreement under Exhibit 10.4 with this Amendment, both of which were entered into subsequent to the date of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item  10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR DIRECTORS

The Company’s Board of Directors (the “Board”) is currently comprised of seven directors and is divided into three classes, Class I, Class II and Class III, with staggered three-year terms. The current term of the Class I directors will expire at our 2017 annual meeting of stockholders (the “2017 Annual Meeting”). The term of the Class II directors will expire at the annual meeting of stockholders to be held in 2018. The term of the Class III directors will expire at the annual meeting of stockholders to be held in 2019. At the 2017 Annual Meeting our stockholders will vote on the three Class I director nominees listed below.

The names of our directors, their ages as of January 30, 2017 and their positions with the Company are set forth below, followed by a brief biographical description of each of our directors.

Name	Age	Position

Class I Directors—Present term expires in 2017.

Howard A. Bain III(1)(2)	70	Director
Mary C. Collins	61	Director
Richard A. Spires	55	Chief Executive Officer and Director

Class II Directors — Present term expires in 2018.

W. Mathew Juechter (4)(5)	83	Director
John R. Phillips (2)(3)(5)	70	Director

Class III Directors—Present term expires in 2019.

David C. Collins	76	Chairman of our Board
Henri Hodara(3)(6)	91	Director

(1) Chairman of the Audit Committee.
(2) Member of the Nominating and Corporate Governance Committee (the "Governance Committee").
(3) Member of the Audit Committee.
(4) Chairman of the Governance Committee.
(5) Member of the Compensation Committee.
(6) Chairman of the Compensation and Stock Option Committee (the "Compensation Committee").

Howard A. Bain III has served on our Board since 2001. Previously, Mr. Bain served as the Chairman of the Board of Violin Memory as well as the Interim Chief Executive Officer since December 2013 until April 2014. Since 2004, he has been an independent director and Audit Committee Chair with both public and private companies and has earned the designation as a Governance Fellow with the National Association of Corporate Directors. Mr. Bain held the position of Chief Financial Officer at several public companies including: Portal Software from 2001 to 2004, Vicinity Corporation in 2000, Informix from 1999 to 2000, and Symantec Corporation from 1991 to 1999. He has additional experience in various technology companies in the areas of semiconductor devices and manufacturing equipment, laser-based large screen projection systems and computer data storage. Prior to 1991, he was a consultant with Arthur Andersen LLP where he was a certified public accountant. Mr. Bain is currently a Board member of Resilient Network Systems, Inc., CallTower Inc., Nok Nok Labs, Inc., and Flexera Software LLC. Mr. Bain holds a B.S. in Business from California Polytechnic University. Our Board believes Mr. Bain is qualified to serve as a director due to his expert knowledge of finance and background in the technology industry. Additionally, Mr. Bain was nominated as a Top 100 Director for 2014 by the National Association of Corporate Directors where he has also earned the designation of Governance Fellow.

Mary C. Collins has served on our Board since June 2013. Mrs. Collins previously worked for Learning Tree from September 1975 to February 2007 in various capacities including Sales, Operations and Marketing. For many years prior to her retirement in 2007, Mrs. Collins was Learning Tree’s Chief Administrative Officer and Corporate Secretary responsible for Investor Relations, Human Resources, legal and trademark matters. Mrs. Collins serves on Children's Institute, Inc.’s Board of Directors. Mrs. Collins is married to Dr. David Collins, our Chairman of the Board. Mrs. Collins has also served as a paid consultant to the Company working on special projects since 2012. Our Board believes Mrs. Collins is qualified to serve as a director due to her 35 years of experience working with Learning Tree.

Richard A. Spires is our current Chief Executive Officer, effective as of October 7, 2015. Mr. Spires has served on our Board since December 2013. He previously served as the Chief Executive Officer of Resilient Network Systems, Inc. from December 2013 to October 2015, and currently serves as the Chairman of the Board of that company. Mr. Spires served as Chief Information Officer at the United States Department of Homeland Security from August 2009 through May 2013. Mr. Spires also served as the Vice Chairman of the Federal Government CIO Council and the Co-Chairman of the Committee for National Security Systems. In addition, he has served in multiple positions, including Deputy Commissioner for Operations, at the Internal Revenue Service from 2004 through 2008. From 2000 through 2003, Mr. Spires served as President, Chief Operating Officer, and Director of Mantas, Inc., a software company that provides business intelligence solutions to the financial services industry. Prior to joining Mantas, Mr. Spires spent more than 16 years serving in a number of technical and managerial positions at SRA International. Mr. Spires has an engineering background holding bachelor degrees from the University of Cincinnati and a master's of science in engineering from the George Washington University. Additionally, Mr. Spires has won a number of awards for his leadership in IT, including the 2016 ACT-IAC Leadership Award, 2012 Fed 100 Government Executive Eagle Award, TechAmerica’s 2012 Government Executive of the Year, Government Computer News 2011 Civilian Government Executive of the Year, and was named a Distinguished Alumnus of the University of Cincinnati’s College of Engineering in 2006. Mr. Spires also serves as a director of Maximus Federal, a wholly-owned subsidiary of Maximus, Inc. (NYSE: MMS) and is a member of the Public Sector Board of Advisors of Palo Alto Networks, Inc. (NYSE: PANW). Our Board believes Mr. Spires is qualified to serve as our Chief Executive Officer and as a director due to his expert knowledge and background in the technology industry and his knowledge and understanding of our customer base.

David C. Collins co-founded Learning Tree in 1974 with Eric Garen and served as Chairman of the Board from 1974 to 2007 and then returned as Chairman of the Board in January 2012. Dr. Collins has also served as Learning Tree’s Chief Executive Officer from 1974 until 2005 and again from January 2012 until October 2015, when he resigned from his CEO position while retaining his Chairman position. Dr. Collins holds a B.S. (with distinction) in Electrical Engineering from Stanford University, and a Masters and a Ph.D. in Electrical Engineering from the University of Southern California. Our Board believes Dr. Collins is qualified to serve as Chairman of the Board due to his extensive knowledge of the training market and Learning Tree’s operations, sales and marketing. Dr. Collins is married to Mary Collins, a member of the Board.

Henri Hodara has served on our Board since May 2013. Dr. Hodara is President of SymbiOptix, Inc., a high technology company he founded in January 2011. Prior to SymbiOptix, Dr. Hodara co-founded Tetra Tech in 1966, a multidisciplinary technology company that went public in 1977. He became president in 1983, after it merged into Honeywell as a wholly owned subsidiary. In 1994, he arranged its sale to IPITEK, then renamed the company L-3 PHOTONICS after it was acquired by L-3 Communications. He continued as its president until his retirement in 2011 with his subsequent founding of SymbiOptix. Dr. Hodara holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology (1948), a M.S. in Electrical Engineering from Stanford University (1949). He obtained a Ph.D. in Electrical Engineering from the Illinois Institute of Technology (1962) in just four years while working full-time for the Hallicrafters Company. Our Board believes Dr. Hodara is qualified to serve as a director due to his extensive knowledge of the technology industry, his prior experience as an instructor for our Company and his knowledge and understanding of our customer base.

W. Mathew Juechter has served on our Board since 1987. He served as President and Chief Executive Officer of IRA, Inc., a management consulting company that works primarily in the areas of strategy, structure and executive development until 2014. From 1991 to 1999, he was Chief Executive Officer of ARC International Ltd., a management consulting and training company. From 1986 to 1991, Mr. Juechter was Managing Director of IRA, Inc. Mr. Juechter served as President and Chief Executive Officer of Wilson Learning Corp., a multi-national training organization, from 1977 to 1986. From 1989 to 1997, he also was President of the Board of Governors of the American Society for Training and Development. Mr. Juechter is a graduate of Boston University and Harvard Business School. Our Board believes Mr. Juechter is qualified to serve as a director due to his extensive knowledge of the training industry and his long history of involvement in our business.

John R. Phillips has served on our Board since May 2013. Dr. Phillips founded Phillips Innovation Associates in May 2012 to provide consulting support to private companies, venture capitalists and public organizations. From October 2000 until his retirement in April 2012, Dr. Phillips served as the Chief Scientist and Director for the Office of the Chief Scientist of the United States Central Intelligence Agency ("CIA"). Prior to joining the CIA, Dr. Phillips worked for 31 years at the Los Alamos National Laboratory in numerous leadership positions. Dr. Phillips holds a Ph.D. and an M.S. in Analytical Chemistry and an M.B.A. from the University of New Mexico and a B.S. in Applied Mathematics from Oregon State University. Dr. Phillips also serves on advisory boards for Innovative Solutions Consortium, Descartes Labs and Alakai Defense Systems. Our Board believes Dr. Phillips is qualified to serve as a director due to his expert knowledge and background in the security and technology industries and his knowledge and understanding of our customer base.

OUR EXECUTIVE OFFICERS

Name	Age	Position
Richard A. Spires	55	Chief Executive Officer
David W. Asai	60	Chief Financial Officer
Magnus Nylund	46	Chief Operating Officer

For the biography of Mr. Spires, please see “Our Directors” above.

David W. Asai has been our Chief Financial Officer since April 2013. Mr. Asai previously served as our Interim Chief Financial Officer since September 2012 pursuant to an agreement between the Company and Randstad Professionals US, LP, doing business as Tatum, a large executive services firm ("Tatum"). Mr. Asai has served as a CFO Partner in the Mid Atlantic Practice of Tatum since October 2011. Mr. Asai has over 35 years of professional experience including directing all facets of finance and accounting management for public and private companies ranging in size from start-ups to $900 million in annual revenues. Prior to joining Tatum, Mr. Asai was an independent financial consultant providing services to Laureate Education, Inc. and Voyager Learning Company. Mr. Asai has served as Chief Financial Officer of Voyager Learning Company, Independence Air, and Spirit Airlines.

Magnus Nylund has been our Chief Information Officer since 2005 and was appointed as our Chief Operating Officer as of July 27, 2016. Mr. Nylund served as our Vice President, Worldwide Information Systems from 2002 to 2005. Prior to his role as Vice President, Worldwide Information Systems, Mr. Nylund served as our Director, Worldwide IS Operations. He joined us in 1992 in our Swedish Operating Unit. Mr. Nylund has a Diploma in Computer Science from the University of Gävle, Sweden.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, as well as persons who own more than ten percent of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Directors, executive officers and greater-than-ten percent stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the reports furnished to us, or written representations provided to us from reporting persons, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in our common stock during the year ended September 30, 2016.

CODE OF ETHICS

On December 4, 2002, our Board adopted the Code of Ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. In general, the Code of Ethics requires all of our employees to avoid actual or apparent conflicts of interest, which applies to our employees and members of their immediate families. Actual or apparent conflicts of interest must be reported to a Human Resources Manager or directly to the Audit Committee. An employee may only proceed with the subject transaction if our Board or a committee of our Board approves the transaction.

A copy of the Code of Ethics is available on our website at http://www.learningtree.com/investor/ corporate-governance.htm. We intend to post on our website any amendments to, or waivers from, our Code of Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer within two days of any such amendment or waiver.

AUDIT COMMITTEE

The current members of our Audit Committee are Messrs. Bain (Chairman), Hodara and Phillips. Our Board has determined that each member of our Audit Committee during fiscal 2016 was "independent" and financially literate as required in our Audit Committee Charter and as required by the rules and regulations promulgated by the SEC and The Nasdaq Stock Market. Our Audit Committee has adopted a charter, which is posted on our website at http://www.learningtree.com/investor/corporate-governance.htm. Our Audit Committee met nine times during fiscal 2016.

The principal functions of our Audit Committee are to review (i) the financial information to be provided to our stockholders and others, (ii) our financial reporting process, (iii) our system of internal controls, (iv) significant areas of risk or exposure of our company (i.e. cash forecasts, real estate, foreign exchange cash management, cybersecurity and insurance), (v) the independent auditor’s independence, (vi) our audit process and (vii) our process for monitoring compliance with laws and regulations. Under our Audit Committee charter, our Audit Committee is solely responsible for hiring and firing our independent auditor and approving their fees and engagement terms; resolving any disagreement between our independent auditor and our management; and pre-approving all audit and non-audit services performed by our independent auditor, subject to a de minimis exception.

Our Board has determined that Howard A. Bain III, Chairman of our Audit Committee, qualifies as an audit committee financial expert within the meaning of applicable SEC rules because he has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, and experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control and procedures for financial reporting; and (v) an understanding of audit committee functions. Mr. Bain has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biography above.

Item 11.          EXECUTIVE COMPENSATION

BOARD COMPENSATION ARRANGEMENTS FOR NON-EMPLOYEE DIRECTORS

Compensation for our non-employee, independent directors is determined by our Board based on the recommendations of our Governance Committee. Although our executive officers may provide background data in connection with this process, they are generally not involved in the discussion of Board compensation. In fiscal 2016, our non-employee, independent director compensation consisted of the following:

●	A monthly retainer of $3,000 that was paid from October 2015 until July 2016, when the Board decided to suspend these monthly payments;

●	An annual retainer of $5,000 for the Chairpersons of our Compensation Committee and our Governance Committee and an annual retainer of $10,000 for the Chairperson of our Audit Committee; and

●

A fee for each Board or committee meeting attended (i) in person of $2,000 and (ii) by telephone of $1,000; provided, however, only a single fee was paid for attendance at multiple committee or Board meetings that occurred on a single day.

In connection with the Company’s Comprehensive Cost Reduction Program that was implemented in 2016, the Board unanimously decided to (i) suspend the payment of the $3,000 monthly retainer to non-employee, independent directors effective beginning in August 2016 and (ii) not pay the annual Board service fee of $36,000 for fiscal year 2016.

Our Board appointed Mary C. Collins as a director in June 2013. Mrs. Collins is married to Dr. David Collins, our Chairman of the Board. Although Mrs. Collins is a non-employee director, the Board determined that because she is not an independent member of the Board under The Nasdaq Stock Market rules, Mrs. Collins will not receive any compensation for her service as a director on the Board. Mrs. Collins has served as a consultant of the Company and the Company may continue to engage Mrs. Collins as a consultant from time to time.

In addition to the aforementioned compensation arrangements, our non-employee directors were reimbursed for travel and out-of-pocket expenses incurred on our behalf.

Director Compensation Table

The following table summarizes the compensation paid to our non-employee directors for fiscal 2016:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Howard A. Bain III(1)	$59,000	$0	$59,000
Mary C. Collins(2)	$0	$0	$0
Henri Hodara(3)	$56,000	$0	$56,000
W. Mathew Juechter(4)	$49,000	$0	$49,000
John R. Phillips	$50,000	$0	$50,000

(1)	Mr. Bain is Chairman of our Audit Committee.
(2)	Mrs. Collins was appointed to the Board in June 2013. Mrs. Collins is not compensated for her service as a member of the Board in accordance with Board policy.
(3)	Dr. Hodara is Chairman of our Compensation Committee.
(4)	Mr. Juechter is Chairman of our Governance Committee

Other Compensation Arrangements with Directors

During fiscal 2016, we had two employee directors, Dr. Collins and Mr. Spires, and one non-employee director, who is not independent, Mrs. Collins, with compensation arrangements with us other than for service on our Board. On October 7, 2015, Mr. Spires was appointed as the new Chief Executive Officer of the Company following the resignation of Dr. Collins from that position. As a result of Mr. Spires' appointment, he became an employee-director of the Company. The compensation terms for Mr. Spires service as Chief Executive Officer in fiscal 2016 are summarized in this Amendment under "Executive Compensation—Compensation Terms of the Executive Officer." Dr. Collins was compensated for his service as our Chief Executive Officer in fiscal 2016 until his resignation from his position as Chief Executive Officer on October 7, 2015. Dr. Collins continued as an employee of the Company thereafter. On February 18, 2016, the Company and Dr. Collins entered into an employment agreement that set forth the terms of his continued employment with the Company following his resignation as Chief Executive Officer. The terms of Dr. Collins' employment initially provided for him to receive annual compensation of $250,000 for services he provides to the Company and that he was eligible to participate in employee health and other benefits to the same extent as other employees of Company. In August 2016, Dr. Collins voluntarily reduced his annual compensation from $250,000 to $25,000, which reduction became effective as of August 1, 2016. On January 25, 2017 the Company and Dr. Collins executed an amendment to his Employment Agreement, effective September 20, 2016, to reflect the reduction in his annual compensation that commenced in August 2016. Accordingly, Dr. Collins received base salary compensation of $230,161 in fiscal 2016. Dr. Collins does not receive any other retainers or other compensation for attending Board or committee meetings or serving on the Board. Although the Company has employed Dr. Collins, the Company's principal executive officer remains its Chief Executive Officer.

In March 2013, we entered into a consultant agreement with Mrs. Collins pursuant to which Mrs. Collins provides certain administrative and human resources management services for us. The consultant agreement provides for an hourly fee for such services and is terminable by either party without prior notice. Mrs. Collins did not receive any compensation for consulting services provided during the 2016 fiscal year.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for fiscal 2016 and 2015, all compensation awarded to, earned by or paid for services received by our named executive officers ("Named Executive Officers"). The Named Executive Officers include (i) our former Chief Executive Officer, (ii) our current Chief Executive Officer and (iii) our two most highly compensated executive officers, other than our Chief Executive Officer, as of the end of fiscal 2016 who received more than $100,000 in aggregate compensation during fiscal 2016.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Total
David C. Collins	2016	$230,161	$0	$0	$0	$86,156	$316,317
Former Chief Executive Officer(3)	2015	$450,000	$0	$0	$0	$50	$450,050

Richard A. Spires	2016	$486,859	$0	$355,382	$100,000	$4,820	$947,061
Chief Executive Officer(4)

Max Shevitz	2016	$283,462	$0	$0	$0	$66,699	$350,161
Former President (5)	2015	$375,000	$0	$0	$0	$4,835	$379,835

Magnus Nylund	2016	$306,475	$0	$0	$0	$46,960	$353,435
Chief Operating Officer and Chief Information Officer(6)	2015	$306,475	$0	$0	$0	$4,730	$311,205

(1) Represents the aggregate grant date fair value of stock options granted in fiscal 2016 calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of this amount are included in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2016.
(2) Includes the payout of accrued Paid Time Off balances of $86,106 for Mr. Collins, $59,557 for Mr. Shevitz,
and $42,140 for Mr. Nylund.
(3) Effective October 7, 2015, Dr. Collins resigned as Chief Executive Officer of the Company.
(4) Effective October 7, 2015, Mr. Spires was appointed as Chief Executive Officer of the Company.
(5) Mr. Shevitz notified the Company of his intent to retire on February 1, 2016 and continued serving as President on a reduced schedule at a reduced annual salary. Effective January 1, 2017, Mr. Shevitz resigned as President of the Company.
(6) Mr. Nylund was appointed Chief Operating Officer of the Company on July 27, 2016.

Narrative to Summary Compensation Table

Our Compensation Committee is responsible for oversight of our compensation and employee benefit plans and practices, including our executive compensation, incentive compensation and equity-based plans. Our Compensation Committee also establishes our policies with respect to the compensation of our executive officers, including our Named Executive Officers.

Employment Agreements with Named Executive Officers

We have employment agreements with each of Dr. Collins, Mr. Spires, Mr. Nylund and Mr. Shevitz, which agreements provide:

●	that the employment of the executive is "at-will" and may be terminated at any time, with or without cause, for any or no reason, and with or without notice by either the executive or us.

●

that upon executive's termination of employment with us for any or no reason, and with or without notice, the executive will be deemed to have resigned from all offices and directorships then held with the Company or any affiliate, and the Company will pay to the executive all amounts accrued and unpaid as of the date of termination in respect of such executive's salary for periods through such date and for paid time off ("PTO") to the extent consistent with the Company's policies in effect from time to time.

●

that the executive will not during the term of employment and for a period of two years following termination, either directly or indirectly, make known to any person, firm or corporation, the names or addresses of any of our customers or any information pertaining to them.

●

that the executive will not during the term of employment and for a period of two years following termination, hire or solicit for employment any person who is our employee or subcontractor as of the date of the executive's termination or any time during the six month period prior to termination.

On October 7, 2015, Dr. Collins, who serves as our Chairman of the Board, resigned as the Company's Chief Executive Officer. We entered into a new employment agreement with Dr. Collins on February 18, 2016, as amended effective on September 20, 2016 to reflect a reduction in annual compensation. The terms of the employment agreement with Dr. Collins are summarized above under the section titled "Executive Compensation—Other Compensation Arrangements with Directors."

An employment agreement was entered into with Mr. Spires on October 7, 2015 at the time he was appointed as our new Chief Executive Officer. Compensation and related terms of this employment agreement are summarized below.

The terms of the employment agreement with Mr. Nylund also provide:

●	that Mr. Nylund will, in addition to his base compensation, be entitled to incentive compensation when and as earned under the annual plan provided to him by us at the beginning of each fiscal year.

●

for severance compensation equal to six months' base salary upon termination of employment by us without cause. Cause is defined in the employment agreements as (i) a material failure to perform the executive's duties under the employment agreement or material breach of the employment agreement, (ii) breach of a fiduciary duty to us, (iii) failure to comply with a reasonable direction of our Chief Executive Officer, or (iv) an indictment for a felony or other serious crime.

On February 1, 2016, Mr. Shevitz and the Company entered into an amendment to his employment agreement which reduced his annual salary to $240,000 in connection with a reduced schedule. The employment agreement with Mr. Shevitz also provided that Mr. Shevitz will not during the term of employment and for a period of one year following termination, directly or indirectly, (i) enter into the employ of, assume an interest in or render any services to, any person or entity engaged in any business competitive with our business within a 50 mile radius of any location where we are actively engaged, or propose to engage in business on or prior to the termination of employment, or (ii) engage in any such business on his own account. Although Mr. Shevitz resigned as President of the Company effective January 1, 2017, the restrictive provisions described in (i) and (ii) above continue to be in effect.

Compensation Terms of the Chief Executive Officer

On October 7, 2015, we entered into an employment agreement with Mr. Spires pursuant to which the Company agreed to pay Mr. Spires a base salary of $500,000 per annum. The employment agreement provides that Mr. Spires' employment with the Company is at-will and can be terminated at any time with or without cause. Mr. Spires was entitled to receive incentive based bonuses for the Company's financial performance in the Company's 2016 fiscal year ("FY2016") comprised of a bonus of up to $200,000, with a minimum of $100,000 guaranteed, and an additional bonus of $50,000 for each financial target that is achieved by the Company above the Company's established budget for FY2016. Mr. Spires will also be eligible to receive a substantially similar incentive-based bonus for the 2017 fiscal year ("FY2017") based on the Company’s financial performance for FY2017, however, only $50,000 of the incentive-based bonus in FY2017 would be guaranteed.

In fiscal year 2016, Mr. Spires also received grants of 600,000 stock options, of which 300,000 were granted under our Equity Incentive Plan, with the remaining 300,000 stock options being non-qualified stock options granted pursuant to separate stock option grant agreements. The stock options vest in equal annual installments (or 150,000 shares annually) over four (4) years beginning on the first anniversary of the date of grant. The stock options granted are subject to accelerated vesting or are otherwise required to be assumed and continue under their existing terms in the event of a change of control of the Company or in the event that the Company is otherwise taken private by merger, stock purchase, asset purchase or other acquisition transaction.

Payments upon Termination

The information below describes the amount of compensation we will pay to each of our Named Executive Officers in accordance with our current employment policies and the terms of their employment agreements with us in the event of termination of such Named Executive Officer's employment, including certain estimates of the amount that would have been paid on certain dates under what we believe to be reasonable assumptions. However, the actual amounts to be paid can only be determined at the time of such Named Executive Officer's termination.

All Terminations. Regardless of the manner in which any of our employees (including any of our Named Executive Officers) is terminated, the employee is entitled to receive certain amounts due during such employee's term of employment. Such amounts include:

●	any unpaid base salary from the date of the last payroll to the date of termination;

●	any unpaid annual incentive compensation for a previously completed year, unless specified otherwise;

●	reimbursement for any properly incurred unreimbursed business expenses;

●	unpaid, accrued and unused PTO through the date of termination; and

●	any existing rights to indemnification for prior acts through the date of termination.

Voluntary Termination/Termination for Cause. No additional amounts would be contractually due to any Named Executive Officer upon a voluntary termination or a termination for cause.

Involuntary Termination. In addition to the amounts set forth above under "—All Terminations," our employment agreement with Mr. Nylund provides that if he is terminated by us without cause, then he will receive six months' base salary as severance. Assuming termination effective as of September 30, 2016 and based on the salary in effect as of that date the amount payable to Mr. Nylund would have been $153,238. This amount is equal to six months' salary for Mr. Nylund, payable in accordance with our normal salary payment schedule.

Death. In accordance with our standard nondiscriminatory employee term life insurance provisions, the following amounts would be paid to the beneficiaries of the Named Executive Officers if the executive would have died on September 30, 2016: $25,000 for Dr. Collins; $307,000 for Mr. Nylund; and $500,000 for Mr. Spires. The foregoing amounts would be doubled in the case of accidental death.

Disability. Depending on the nature of the disability and other factors, under our various nondiscriminatory employee plans and arrangements, our Named Executive Officers may be eligible for disability benefits in the event of a disability.

Change of Control. None of our Named Executive Officers is entitled to special payments upon a change of control of the Company.

Equity Incentive Plan

On June 19, 2007, our stockholders approved the Learning Tree International, Inc. 2007 Equity Incentive Plan (our "Equity Incentive Plan") pursuant to which we were authorized to issue incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options, stock appreciation rights, restricted stock awards (including restricted stock units), performance unit awards and performance share awards to Named Executive Officers (as well as other employees and directors). The Equity Incentive Plan authorized the issuance of up to 1,000,000 shares and expired on December 31, 2016. As a result, no additional awards may be made under the Equity Incentive Plan. Existing awards issued under the Equity Incentive Plan will continue to be governed by the terms of the Equity Incentive Plan.

The Equity Incentive Plan is administered by our Compensation Committee. Each award under the Equity Incentive Plan is evidenced by a written agreement in a form approved by our Compensation Committee. To date, we have only granted stock options, restricted stock and restricted stock units under our Equity Incentive Plan. Restricted stock units (which entitle the recipient to receive shares of common stock upon vesting) are subject to conditions imposed by our Compensation Committee, including, without limitation, restrictions based upon time, the achievement of specific performance goals, and/or restrictions under applicable federal or state securities laws. Our Compensation Committee may accelerate the time at which any restrictions lapse and/or remove any restrictions.

Under our Equity Incentive Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of options granted to employees who hold more than ten percent of the voting power of our capital stock on the date of grant). The exercise price of a non-qualified stock option must be not less than 75% of the fair market value of the common stock on the date of grant. The term of any stock option may not exceed ten years (five years in the case of an incentive stock option granted to a ten percent holder). Our Compensation Committee has the discretion to determine the vesting schedule and the period required for full exercisability of stock options; although that period cannot be less than six months. Upon exercise of any option granted under our Equity Incentive Plan, the exercise price may be paid in cash, and/or such other form of payment as may be permitted under the applicable option agreement, including, without limitation, previously owned shares of common stock. No options granted under our Equity Incentive Plan are transferable by the optionee other than by will or by the laws of descent and distribution. Each option is exercisable, during the lifetime of the optionee, only by the optionee.

Defined Contribution Plans

We have adopted a defined contribution plan for the benefit of our United States employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan ("401(k) Plan") is a profit-sharing plan qualifying under Section 401(k) of the Code. Currently, the maximum amount of employee contributions remains subject only to statutory limitations. Effective October 1, 2009, we contribute at a rate of 30% of the amount, up to the first 6% of employee compensation, contributed by each employee. We contributed $40,000 and $241,000 to our 401(k) Plan for fiscal years 2015 and 2016, respectively. The contributions for fiscal years 2015 and 2016 were net of forfeitures totaling $229,000 and $21,000, respectively, which the Company used to offset its contributions liability.

We have also adopted or participate in company-sponsored or country-sponsored contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2015 and 2016 our cost for these plans was approximately $470,000 and $376,000, respectively.

Outstanding Equity Awards at Fiscal Year-end

The following table reflects outstanding vested and unvested stock options and unvested restricted stock units held by the Named Executive Officers as of the end of fiscal year 2016.

Option Awards

This table shows the equity awards that have been previously awarded to each of our Named Executive Officers and which remained outstanding as of September 30, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Richard Spires	25,000	75,000	$1.19	10/26/2025	—	—
	125,000	375,000	$1.248	10/07/2025
Max Shevitz	150,000	50,000	$3.85	10/1/2023	—	—

The stock options granted to Mr. Spires in fiscal 2016 totaled 600,000 options, of which 300,000 were granted under our Equity Incentive Plan and 300,000 stock options were non-qualified stock options granted pursuant to separate stock option grant agreements. The stock options vest in four equal installments over a four year period.

Mr. Shevitz resigned from the Company effective January 1, 2017. The vested stock options granted to Mr. Shevitz will expire either January 31, 2017 for incentive stock options or March 31, 2017 for non-qualified stock options. The unvested stock options were cancelled effective with his resignation.

In fiscal year 2016, there were no exercises of stock options.

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

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information that has been provided to us or is publicly available with respect to the beneficial ownership of shares of our common stock as of January 23, 2017 (except where indicated) for (i) each person or entity known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table in this Amendment and (iv) all of our directors and executive officers as a group. Percentage of common stock beneficially owned is based on 13,224,349 shares of common stock outstanding on January 23, 2017. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them. Pursuant to Item 403 of Regulation S-K, the number of shares listed for each individual reflects his or her beneficial ownership, as defined in SEC rules and regulations. As a result, in some cases, more than one beneficial owner has been listed for the same securities. In accordance with Instruction 5 of Item 403 of Regulation S-K, where more than one beneficial owner has been listed for the same securities, in computing the aggregate number of shares owned by directors and officers of the registrant as a group, those shares have been counted only once. See the footnotes below for specific share ownership details.

	Common Stock(1)
Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Officers and Directors

David Asai(2)	--	*
Howard A. Bain III(2)	13,789	*
David C. Collins(2) (3)	7,495,332	56.68%
Mary C. Collins(2) (3)	7,495,332	56.68%
Henri Hodara(2)	--	*
W. Mathew Juechter(2) (4)	46,843	*
Magnus Nylund(2)	12,688	*
John R. Phillips(2)	--	*
Richard A. Spires(2) (5)	150,000	*
All directors and executive officers as a group (9 persons)	7,718,652	57.71%

Stockholders with 5% or more

Mill Road Capital II, L.P. (6)	673,504	5.09%
Lloyd I. Miller, III. (7)	1,533,600	11.60%
Osmium Partners, LLC(8)	1,563,368	11.82%
Wynnefield Capital Management, LLC(9)	715,000	5.41%

*	Less than 1% ownership.

(1)

For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares that such person or group has the right to acquire within 60 days after January 23, 2017. These shares are deemed to be outstanding for purposes of computing the percentage of outstanding shares held by each person or group on that date, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. There were 150,000 shares issuable for vested options or options that vest within 60 days after January 23, 2017.

(2)

Dr. Collins is the Chairman of our Board. Mr. Spires is our Chief Executive Officer and a director. Mr. Nylund is our Chief Operating Officer and Chief Information Officer and Mr. Asai is our Chief Financial Officer. Mrs. Collins and Messrs. Juechter, Bain, Hodara and Phillips are directors. The address of these individuals is Learning Tree International, Inc., 13650 Dulles Technology Drive, Suite 400, Herndon, VA 20171.

(3)

Dr. Collins and Mrs. Collins are married. Accordingly, the shares listed for Dr. Collins include 177,640 shares beneficially owned by Mrs. Collins, and those listed for Mrs. Collins include 1,382,205 shares beneficially owned by Dr. Collins, although each disclaims beneficial ownership of the other's shares. The shares listed for Dr. Collins and Mrs. Collins both include: (i) 289,918 shares owned by The Collins Family Foundation, a private charitable foundation of which Dr. Collins and Mrs. Collins are directors, but as to which they disclaim beneficial ownership; (ii) 270,000 shares owned by the Collins Charitable Remainder Unitrust No. 97-1 of which Dr. Collins and Mrs. Collins serve as trustees and disclaim beneficial ownership; (iii) 238,323 shares owned by Adventures in Learning Foundation (formerly The Pegasus Foundation), a charitable support organization of which Dr. Collins and Mrs. Collins are minority trustees and as to which they disclaim beneficial ownership; (iv) 3,768,479 shares owned by David C. and Mary C. Collins Family Trust, the trustees of which are Dr. Collins and Mrs. Collins; (v) 1,368,767 shares owned by DCMA Holdings LP, a family limited partnership of which Dr. Collins and Mrs. Collins are general partners, but as to which they disclaim beneficial ownership.

(4)	Mr. Juechter’s shares include 15,340 shares held by the Juechter Ritter Living Trust, of which Mr. Juechter is a trustee.

(5)	Mr. Spires’ beneficial ownership of shares includes 150,000 stock options that are vested and currently exercisable into shares of common stock.

(6)

Based on a Schedule 13D/A filed with the SEC on September 11, 2015 by Mill Road Capital II, L.P., a Delaware limited partnership (the "Mill Road Fund II"), Mill Road Capital II GP LLC, a Delaware limited liability company (the "Mill Road Fund II GP"), Thomas E. Lynch and Scott P. Scharfman, Mill Road Fund II and Mill Road Fund II GP are reported to have sole voting and dispositive power over 673,504 shares of common stock. Messrs. Lynch and Scharfman are reported to have shared voting and dispositive power over the same 673,504 shares. The address of these entities and individuals is reported as 382 Greenwich Avenue, Suite One, Greenwich, Connecticut 06830.

(7)

Based on the Schedule 13D/A filed with the SEC on February 23, 2016 and Form 4 filed with the SEC on April 8, 2016, Mr. Miller has the sole voting and dispositive power with respect to the 1,533,600 shares of common stock as (i) the manager of a limited liability company that is the adviser to a certain trust, (ii) the manager of a limited liability company that is the general partner of a certain limited partnership and (iii) the manager of a limited liability company. Mr. Miller's address is reported as 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.

(8)

Based on a Schedule 13G/A filed with the SEC on August 24, 2016 and Form 4 filed with the SEC on January 3, 2017, John H. Lewis is the controlling member of Osmium Partners, LLC, a Delaware limited liability company, which serves as the general partner of Osmium Capital, LP, a Delaware limited partnership and Osmium Capital II, LP, a Delaware limited partnership and Osmium Spartan, LP, a Delaware limited partnership, have the shared voting and dispositive power with respect to 1,563,368 shares of common stock. The shared ownership is reported as follows: (i) John H. Lewis - 1,563,368 shares; (ii) Osmium Partners, LLC – 1,563,368 shares; (iii) Osmium Capital, LP – 873,108 shares; (iv) Osmium Capital II, LP – 412,477 shares; and (v) Osmium Spartan, LP – 277,783 shares. The address of these entities and individuals is reported as 300 Drakes Landing Road, Suite 172, Greenbrae, CA 94904.

(9)

Based on a Schedule 13D filed with the SEC on July 20, 2015 by Wynnefield Partners Small Cap Value, L.P. I ("Wynnefield Partners I"), a Delaware limited partnership, Wynnefield Partners Small Cap Value, L.P. ("Wynnefield Partners"), a Delaware limited partnership, Wynnefield Small Cap Value Offshore Fund, Ltd. ("Wynnefield Offshore"), a Cayman Islands fund, Wynnefield Capital Management, LLC ("WCM"), a New York limited liability company, Wynnefield Capital. Inc. ("WCI"), a Delaware Corporation, Nelson Obus and Joshua Landes (collectively, the “Wynnefield Reporting Persons”), the Wynnefield Reporting Persons disclose that they beneficially own in the aggregate 715,000 shares of Common Stock. Of this aggregate amount beneficially owned (i) Wynnefield Partners I is reported to have direct beneficial ownership and sole voting and dispositive power over 345,615 shares of common stock,  (ii) Wynnefield Partners is reported to have direct beneficial ownership and the sole voting and dispositive power over 215,517 shares of common stock, and (iii) Wynnefield Offshore is reported to have direct beneficial ownership and the sole voting and dispositive power over 153,868 shares of common stock. Based on the Schedule 13D, the other Wynnefield Reporting Persons may be deemed to be indirect beneficial owners (as that term is defined under Rule 13d-3 under the Exchange Act) as described in the Schedule 13D. The address of these entities and individuals is reported as 450 Seventh Avenue, Suite 509, New York, New York 10123.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information as of September 30, 2016, the last day of the Company's most recently completed fiscal year, with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our Equity Incentive Plan. Our stockholders have approved each of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by security holders	550,000	$2.24	281,850

Equity compensation plans not approved by security holders	300,000	$1.23	--

During the 2016 fiscal year the Company hired Richard A. Spires to serve as the Company’s Chief Executive Officer. In connection with his employment, the Company granted stock options to Mr. Spires, which grant included 300,000 stock options granted under the equity incentive plan and 300,000 non-qualified stock options that were not part of an equity incentive plan previously approved by stockholders. These stock options vest in four equal installments over a four year period and have a weighted average exercise price of $1.23.

Item  13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 RELATED PARTY TRANSACTIONS

Policies and Procedures for Approving Related Party Transactions

Our Board adopted a Related Party Transaction Policy, which prescribes policies and procedures for approving a "related party transaction". The term "related party transaction" is defined as any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which:

●	the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the past two fiscal years;

●	we are a participant; and

●	any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than ten percent beneficial owner of another entity).

A "related party" is any person who, during the last two fiscal years (even if that person does not presently serve in that role), is or was:

●	an executive officer, director or nominee for election as a director;

●	a beneficial owner of more than five percent of any class of our voting securities;

●

an immediate family member of any of the persons named above, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than five percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than five percent beneficial owner; and

●	a firm, corporation or other entity in which any of the persons named above is employed or is a general partner or principal or in a similar position.

Our Board has delegated to our Governance Committee the responsibility of reviewing and approving related party transactions. Our Governance Committee either approves or disapproves of the entry into a related party transaction after reviewing the material facts of that related party transaction and taking into account such factors as our Governance Committee deems appropriate. Approval of each related party transaction is given in advance, unless that is not practical, in which case ratification must be promptly sought from our Governance Committee. Related party transactions that are ongoing are subject to ongoing review by our Governance Committee to determine whether it is in our best interest and our stockholders' best interest to continue, modify or terminate the related party transaction. No director may participate in the approval of a related party transaction with respect to which he or she is a related party.

Director Independence

Our Board considered transactions and relationships between each director or any member of his or her immediate family and our Company and our subsidiaries and affiliates. Although our Company is quoted on the OTCQX U.S. Market and no longer subject to the Nasdaq Stock Market rules, the Company has elected to continue to assess director "independence" and evaluate the service of its directors serving on its Board committees under the applicable Nasdaq Stock Market rules and regulations. Accordingly, during fiscal year 2016 our Board determined that directors Messrs. Bain, Hodara, Phillips and Juechter were "independent" under the rules and regulations promulgated by The Nasdaq Stock Market.

Item  14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For fiscal year 2016 our independent auditor, as approved by our Audit Committee, was BDO USA, LLP, an independent registered public accounting firm. The following table presents fees for professional services rendered by BDO USA, LLP for fiscal years 2016 and 2015:

	Fiscal Year 2016	Fiscal Year 2015
Audit Fees(1)	$659,500	$623,500
Audit-Related Fees	$0	$0
Tax Fees(2)	$154,240	$140,503
All Other Fees	$0	$0

_________

(1)

Audit fees are related to the integrated audit of the Company's annual financial statements for the fiscal years ended September 30, 2016 and October 2, 2015, and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q and Form 10-K for those years.

(2)	Tax fees include fees principally incurred for assistance with the preparation of U.S. federal and state income tax returns and with other tax compliance matters.

Audit Committee Authorization of Audit and Non-Audit Services

Our Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent auditor engaged to conduct the annual audit of our consolidated financial statements. In addition, our Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditor and require our Audit Committee to be informed of each service provided by the independent auditor. Such policies and procedures do not permit our Audit Committee to delegate its responsibilities under the Exchange Act to management. Our Audit Committee pre-approved all of the fees for services provided by BDO USA, LLP during fiscal year 2015 and fiscal year 2016.

Our Audit Committee considered and determined that the provision of non-audit services by BDO USA, LLP was compatible with maintaining the auditor’s independence.

PART IV

Item  15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Herndon, Commonwealth of Virginia, on the 30th day of January 2017.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ RICHARD SPIRES
Name:	Richard Spires
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ DAVID W. ASAI
Name:	David W. Asai
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1

Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007

Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, as amended through October 7, 2015	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 9, 2015.

4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement between Registrant and Richard A. Spires, dated October 7, 2015 **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

10.2	Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated as of January 26, 2012, as amended on October 1, 2013**	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

10.3	Form of Award Agreement for 200,000 and 100,000 Non-Qualified Stock Options granted to Richard A. Spires on October 7, 2015 and October 26, 2015, respectively **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of January 26, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 27, 2017.

10.5	Employment Agreement between Registrant and David Asai, dated as of April 8, 2013**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2013.

10.6	2007 Equity Incentive Plan **	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.

10.7	Amendment of 2007 Equity Incentive Plan adopted December 30, 2009 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 4, 2010.

10.8	2007 Equity Incentive Plan Form of Restricted Stock Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.9	2007 Equity Incentive Plan Form of Stock Option Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.10	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 6, 2009.

10.11	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2010.

10.12	Facility Lease Agreement between Learning Tree International Inc. and T.E.C. Leaseholds Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 30, 2005.

10.13	Amendment of Facility Lease Agreement between Learning Tree International Inc. and TEC Leaseholds Limited effective January 6, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2010.

10.14	Office Lease between Registrant and TrizecHahn One NY Plaza LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.15	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.

10.16	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.

10.17	Lease Agreement between Registrant and Reston Town Center Property LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 11, 2010

10.18	Lease Agreement between Learning Tree International Limited and Postel Properties Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 7, 2011.

10.19	Form of Indemnification Agreement **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

10.20	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the ground and basement floors of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.21	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the first floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.22	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the second floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.23	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for part of the sixth floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.24	Surrender of a leasehold property among Laxton Properties Limited, Learning Tree International Limited, and Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.25	Employment Agreement between Registrant and Gregory L. Adams, dated November 6, 2014 **	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 7, 2014.

10.26

2nd Lease and Storage Lease Amending and Extension Agreement, dated as of February 12, 2014, countersigned and effective as of May 7, 2014, by and between 160 Elgin Leaseholds, Inc. and Learning Tree International Inc.

Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014.

10.27	Lease Agreement between Registrant and Vasakronan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014.

10.28	Deed of Lease for the sale of Registrant’s 1831 Michael Faraday Drive, Reston, Virginia property	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the period ended October 3, 2014.

10.29	Termination of Rental Lease between Registrant and Förvaltningsbolaget Marievik HB	Incorporated by reference from Registrant’s Current Report filed on Form 8-K filed June 19, 2014.

10.30	First Amendment To Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated February 1, 2016 **	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2016.

10.31	Employment Agreement between Registrant and Dr. David C. Collins, dated February 18, 2016 **	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2016.

10.32	First Amendment to the Employment Agreement between Registrant and Dr. David C. Collins, dated September 20, 2016**	Filed herewith.

10.33	Financing and Security Agreement between Learning Tree International, Inc. and Action Capital Corporation, dated January 12, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 13, 2017.

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

21.1	Subsidiaries of the Registrant	Previously filed.

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Previously filed.

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Previously filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed.

**	This exhibit is a management contract, compensatory plan or arrangement.