Form 10-Q
period 2016-12-30
LEARNING TREE INTERNATIONAL, INC.
filed 2017-02-09
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2016

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

The number of shares of common stock, $.0001 par value, outstanding as of February 1, 2017 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—December 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Decmber 30,	September 30,
	2016	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,219	$8,540
Trade accounts receivable, net	7,266	9,538
Income tax receivable	194	208
Prepaid expenses	1,932	1,916
Other current assets	1,435	1,424
Total current assets	18,046	21,626
Equipment, Property and Leasehold Improvements:
Education and office equipment	29,788	32,388
Transportation equipment	42	43
Property and leasehold improvements	18,441	18,469
	48,271	50,900
Less: accumulated depreciation and amortization	(42,970)	(44,990)
	5,301	5,910
Restricted interest-bearing investments	2,840	2,943
Deferred income taxes	398	427
Other assets	1,035	701
Total assets	$27,620	$31,607

Liabilities and Stockholders' Deficit
Current Liabilities
Trade accounts payable	$5,515	$6,095
Deferred revenues	18,802	21,017
Accrued payroll, benefits and related taxes	2,243	2,414
Other accrued liabilities	891	973
Current portion of deferred facilities rent and other	1,571	1,667
Total current liabilities	29,022	32,166
Asset retirement obligations	1,327	1,369
Deferred income taxes	85	89
Deferred facilities rent and other	6,263	6,297
Noncurrent tax liabilities	1,476	1,475
Total liabilities	38,173	41,396
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 shares issued and outstanding	1	1
Additional paid-in capital	6,430	6,388
Accumulated other comprehensive loss	(1,309)	(882)
Accumulated Deficit	(15,675)	(15,296)
Total stockholders' deficit	(10,553)	(9,789)
Total liabilities and stockholders' deficit	$27,620	$31,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

Unaudited

	Three months ended
	December 30,	January 1,
	2016	2016
Revenues	$18,552	$20,131
Cost of revenues	10,588	11,854
Gross profit	7,964	8,277
Operating expenses:
Course development	769	1,314
Sales and marketing	3,577	4,619
General and administrative	4,122	4,614
	8,468	10,547

Loss from operations	(504)	(2,270)
Other income (expense):
Interest income, net	15	9
Foreign exchange gains	192	68
Other, net	(6)	(1)
	201	76

Loss from operations before provision for income taxes	(303)	(2,194)
Provision for income taxes	76	85
Net loss	$(379)	$(2,279)

Loss per share basic and diluted:
Basic and diluted loss per share	$(0.03)	$(0.17)
Weighted average shares outstanding:
Weighted average shares - basic and diluted	13,224	13,224
Comprehensive loss:
Net loss	$(379)	$(2,279)
Foreign currency translation adjustments	(427)	(214)
Comprehensive loss	$(806)	$(2,493)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	December 30,	Jan 1,
	2016	2016
Cash flows - operating activities
Net Loss	$(379)	$(2,279)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	436	708
Share-based compensation	41	39
Deferred income taxes	(7)	0
Provision for doubtful accounts	144	48
Accretion on asset retirement obligations	16	21
Loss (gain) on disposal of equipment, property and leasehold improvements	71	(2)
Unrealized foreign exchange gains	(411)	(71)
Changes in operating assets and liabilities:
Trade accounts receivable	1,998	2,123
Prepaid expenses and other assets	(589)	(987)
Income tax receivable / payable	4	79
Trade accounts payable	(493)	(1,860)
Deferred revenues	(1,970)	(15)
Deferred facilities rent and other	25	(64)
Other accrued liabilities	11	(377)
Net cash used in operating activities	(1,103)	(2,637)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(5)	(655)
Proceeds from sale of equipment, property and leasehold improvements	0	2
Net cash used in investing activities	(5)	(653)
Effects of exchange rate changes on cash and cash equivalents	(213)	(261)
Net decrease in cash and cash equivalents	(1,321)	(3,551)
Cash and cash equivalents at the beginning of the period	8,540	17,936
Cash and cash equivalents at the end of the period	$7,219	$14,385

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$0	$1,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries (collectively, “Learning Tree,” “Company,”  “we,” “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements.

The financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s future liquidity needs, history of net losses, and negative cash flows from continuing operations, there is substantial doubt about the Company’s ability to continue as a going concern as more fully described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

As of and for the first quarter of fiscal year 2017 which ended December 30, 2016, we reported an accumulated deficit of $15.7 million. We have also reported negative cash flow from operations in fiscal year 2016 and for the previous four fiscal years as our revenues have declined each year during this period. At December 30, 2016, our capital resources consisted of cash and cash equivalents of $7.2 million. We have, and continue to take steps to stabilize revenues and decrease our operating costs on a year over year basis for fiscal year 2017.

We continue to execute on our new strategies to expand our overall customer base. We experienced a 3.7% increase in the total number of attendees in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016, however, revenue continued to decline quarter over quarter. Our cost reduction efforts have resulted in reduced cost of revenues and operating expenses for the first quarter of fiscal year 2017, compared to the first quarter of fiscal year 2016.

To further address our liquidity needs in the near term, on January 12, 2017, we entered into a Financing and Security Agreement (the “Financing Agreement”) with Action Capital Corporation (“Action Capital”), which provides the Company with access to borrow through advances of funds up to a maximum aggregate principal amount of $3.0 million. Pursuant to the Financing Agreement, the amount advanced to the Company will be based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral. The amounts advanced under the Financing Agreement will also be secured by the Company’s accounts receivable from its U.S. operations. The Financing Agreement does not have any set term and either party may, for any reason, terminate the Financing Agreement by providing written notice. As a result, if Action Capital were to terminate the Financing Agreement and we did not have an alternative line of credit or other source of capital available, then we would have to rely upon our cash and cash equivalents for our working capital needs, which may not be sufficient. See Note 12 of these unaudited interim Condensed Consolidated Financial Statements for more information about the Financing Agreement.

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

The stabilization of revenues and reduction in costs are integral to our goal of achieving a break-even operating income line and a positive cash flow from operations for fiscal year 2017. We cannot provide assurances that our plans will not change, that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity. The unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s future liquidity needs, history of net losses, and negative cash flows from continuing operations, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on December 30, 2016 and encompassed 13 weeks, and our first quarter of the prior fiscal year ended on January 1, 2016 and also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of December 30, 2016, and our results of operations for the three months ended December 30, 2016 and January 1, 2016, and our cash flows for the three months ended December 30, 2016 and January 1, 2016. Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense was less than $0.1 million for both the three months ended December 30, 2016 and January 1, 2016, related to grants of employee stock options and was charged in a manner consistent with the related employee salary costs.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Three months ended	Twelve months ended
	December 30, 2016	September 30, 2016

ARO balance, beginning of period	$1,369	$1,669
Accretion expense	16	76
Liabilities satisfied	0	(128)
Settlement of ARO liability	0	(77)
Foreign currency translation	(58)	(171)
ARO balance, end of period	$1,327	$1,369

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 850,000 stock options were excluded from the computations of diluted earnings per share for the three months ended December 30, 2016 and January 1, 2016 because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	December 30, 2016	January 1, 2016
Numerator:
Net loss	$(379)	$(2,279)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,224
Effect of dilutive securities	0	0
Diluted	13,224	$13,224

Loss per common share - basic and diluted:
Basic and diluted loss per share	$(0.03)	$(0.17)

NOTE 5—INCOME TAXES

          Our income tax provision in our first quarter of fiscal year 2017 was $0.1 million, compared to $0.1 million in our first quarter of fiscal year 2016. Our first quarter 2017 and 2016 provisions are composed primarily of income tax expense for our foreign subsidiaries. The Company established a valuation allowance against deferred tax assets in the U.S. in the third quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the first quarter of fiscal year 2017.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in a similar manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the first three months of fiscal years 2017 and 2016.

            We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.

Summarized financial information by country for the first three months of fiscal years 2017 and 2016 is as follows:

	Three months ended
	Decmber 30,	January 1,
	2016	2016
Revenues:
United States	$10,700	$11,835
Canada	1,911	1,886
North America	12,611	13,721

United Kingdom	4,306	4,980
Sweden	1,025	974
Japan	610	456
Total	$18,552	$20,131

Gross profit:
United States	$4,648	$4,749
Canada	794	806
North America	5,442	5,555

United Kingdom	1,486	1,866
Sweden	596	545
Japan	440	311
Total	$7,964	$8,277

	Decmber 30,	January 1,
	2016	2016
Total assets:
United States	12,987	19,814
Canada	3,184	3,523
North America	16,171	23,337

United Kingdom	7,559	11,432
Sweden	2,527	3,288
Japan	1,363	1,558
Total	$27,620	$39,615

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three months ended December 30, 2016 and January 1, 2016.

NOTE 9—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	December 30,	September 30,
	2016	2016
Deferred rent	$531	$529
Capital lease	67	81
Reston lease liability	973	1,057
	$1,571	$1,667

Deferred Facilities Rent and Other

	December 30,	September 30,
	2016	2016
Deferred rent	$3,996	$3,808
Capital Lease	321	386
Reston lease liability	1,946	2,103
	$6,263	$6,297

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim period thereafter, with early adoption permitted. We do not expect to early adopt ASU 2014-15. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not expect to early adopt ASU 2015-17. Accordingly, the standard is effective for us on September 30, 2017 and will result in our deferred tax assets and liabilities being classified as non-current on our consolidated balance sheet.

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

11. RESTRUCTURING ACTIVITY

In September 2016, we determined that 81% of our Reston Town Center facility in Reston, Virginia (RTC) was no longer needed to conduct our business and accordingly, we renewed efforts to sublease the surplus space at this facility. As a result, we recorded a restructuring charge of $1.9 million for the estimated liability associated with future rentals of the surplus space due under the property lease as of the cease use date. The fair value of this liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. As of December 30, 2016 we subleased 40% of the surplus space.

	December 30,	September 30,
	2016	2016

Balance at beginning of period	$3,160	328

Additions:
RTC cease-use charge	0	1,940
RTC Deferred rent liability	0	1,220
Accretion expense	41	23
	41	3,183

Reductions:
Rent payments net of deferred rent	(282)	(351)

	(282)	(351)

Balance at end of period	$2,919	3,160

Such restructuring liability is recorded as part of Deferred Facilities Rent and Other in the consolidated balance sheet.

NOTE 12—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of December 30, 2016 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that the following require disclosure:

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

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited interim condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Report” or “Form 10-Q”) and our consolidated financial statements and notes included in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2016 (our “2016 10-K”). We use the terms “we,” “our,” “us” and “Learning Tree” to refer to Learning Tree International, Inc. and our subsidiaries unless the context indicates otherwise.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: our ability to obtain additional liquidity in amounts and on terms acceptable to the Company; ability to reverse our trend of declining year over year revenues, and maintain liquidity; ability to successfully implement our new strategies to achieve our cost reduction goals; risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; implementation of partnerships with third party providers of courses and or course material; risks associated with cyber security; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 14 and elsewhere in our 2016 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”).

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

OVERVIEW

Learning Tree is a leading worldwide provider to business and government organizations for the workforce development and training of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality predominantly vendor independent training to more than 2.4 million IT professionals and managers. In fiscal year 2016, while presenting courses in 32 countries, we trained 55,110 course participants from approximately 5,500 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad, predominately proprietary, library of intensive instructor-led courses from one to five days in length, which at December 30, 2016 comprised 326 different course titles including 139 multi-day IT course titles, 71 multi-day management course titles, and 116 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development.

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

We market and present our courses and solutions through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan and, through a licensee arrangement in France. In fiscal year 2016, we generated approximately 37% of our revenues outside of the United States. We coordinate, plan and deliver our courses at our own Education Centers, external hotel and conference facilities and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which enable individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in our Education Centers, at customer locations, or at specially equipped facilities.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish, Japanese, and French by our licensee in France. Our proprietary course development process enables us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites.

We have continued to investigate technology-based training formats and how they might effectively be integrated into our training programs. We developed Learning Tree AnyWare™, our proprietary live online learning platform that integrates participants in remote online locations into live class events in another location. Remote participants use an ordinary Internet connection to connect to our AnyWare™ classroom interface. Once logged in, remote AnyWare™ class participants see and hear their classroom-based instructor and classmates in real time, and view the instructor’s annotations on two in-class MagnaLearn™ projection screens. They are able to participate in discussions, ask questions, work in breakout sessions, and complete the same hands-on exercises under the guidance of an expert instructor as their in-class counterparts. They gain the full benefit of our proprietary courseware, and achieve the same level of knowledge and skill transfer as in-class participants. Through AnyWare™, we effectively apply technology to leverage the strengths of our classroom offerings providing greater flexibility for our customers by providing them with more scheduled course dates from which to choose. With the use of our AnyWare™ product, our clients anywhere in the world can choose to participate in any course event being taught at any of our Education Centers, at customer locations, or at specially equipped facilities, without the need to travel or commute to the actual course site.

Our instructors are not full time employees of Learning Tree; rather, they are practicing professionals with expert subject knowledge. Our average instructor has over 20 years of “hands-on, real world” experience in the fields that they teach. Learning Tree instructors teach an average of approximately seven course events per year on an “as-needed” basis. During the rest of the year, they work for other organizations either as full-time employees or as independent technical or management consultants.

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

STRATEGIC INITIATIVES

Business Strategy

The needs of organizations for training and professional development are evolving, and particularly so in the IT technical, analyst, and management disciplines. Organizations, whether they are companies or government agencies, are looking to ensure the investment in their workforce directly supports improved outcomes, to include more successful project delivery, improved delivery processes and product quality, and ultimately improved business or mission outcomes. Further, from an individual learner’s perspective, the rise of e-learning solutions has provided significant new options for self-directed learning at one’s own pace. As such, Learning Tree is evolving from a primary focus on being an IT training company to a company that partners with IT organizations to meet the full range of IT and technology needs for their workforce development. As such, our business strategy has evolved to encompass three objectives:

●

Offer a full range of Workforce Optimization Solutions that augment our traditional hands-on, instructor-led training capabilities. Our Workforce Optimization Solutions cover the life-cycle of workforce development needs, from helping organizations define their organization structures, processes, and job roles; to assessing the current knowledge, skills and abilities (KSAs) of the staff; to supporting the implementation of the means to enhance the KSAs through training, coaching, mentoring of staff along with supporting organizational process improvements; and to providing an outsourcing service in which Learning Tree provides the full management of an organization’s learning initiatives. These additional solutions augment and support our traditional training service offerings. These solutions can also help ensure that an organization’s investment in training is relevant and leveraged to improving overall organization performance. As an example, the use of Learning Tree’s automated skills assessments can provide staff members objective feedback on their strengths and weaknesses in their professional disciplines; such information is particularly valuable in creating custom learning plans, to include recommended training courses to maximize a staff member’s effectiveness on the job. From an organizational perspective, our instructors, who are practitioners in their field, can go well beyond the classroom to support organizations in driving process changes, in areas as diverse as planning and budgeting, service management, and agile project implementation.

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

●

Provide a comprehensive suite of training courses to meet the needs of IT organizations. Learning Tree develops and maintains its own proprietary courseware for its training courses worldwide. In addition to our own proprietary library of courses, we have begun to strategically broaden our course offerings by adding titles from certification organizations, hardware and software vendors, and from other training vendors. As an example, we are partnering with ISC[2], an organization offering cyber security professional certifications, to offer their courses for preparation of the exams to become a Certified Information Systems Security Professional (CISSP) and a Certified Cloud Security Professional (CISP). In regards to vendor partners, we have recently entered an agreement to offer official Microsoft courseware that will be taught by our instructors at our Education Centers. We are also now offering courses provided by another training provider for a wide range of courses on Cisco and Adobe products. By providing a comprehensive suite of training courses to IT organizations, we are able to more effectively partner in providing the full complement of courses needed by our customers.

We continue to experience a decline in course attendance at our public courses that are taught at our Education Centers. To address this decline, the Company has been working to leverage resellers and other partner models to increase our sales reach, amplifying the growth of our internal sales teams, and partnering with certification organizations and other appropriate training providers to broaden and deepen the training products we offer as described above. Our overall objective is to stabilize the revenue from training offered via our Education Centers, grow our revenue from Workforce Optimization Solutions for enterprise clients, and reverse the year-over-year declines in revenue.

Comprehensive Cost Reduction Program

We have implemented our comprehensive cost reduction program for fiscal year 2017 with the objective of significantly reducing our overall expenses in the range of $10.0 million to $12.0 million when compared to our expenses for fiscal year 2016. These reductions were initiated to right-size our operations, modernize our business operations to meet changing customer demand and preserve capital. We have taken the following actions:

●

Eliminated our direct mail course catalog advertising program. In addition to being a “green initiative”, we believe that our overall customer-base has shifted the manner in which it selects and purchases courses away from printed catalogs toward greater use of digital channels, such as website, social media and digital advertising.

●	Made our course notes available electronically and only produce a paper copy if requested by our attendee.
●	Completed a reduction in force of 26 full time equivalent employees in North America during the fourth quarter of fiscal year 2016.
●

Reduced the compensation paid to our Board of Directors. Effective August 1, 2016, our directors are compensated for meeting fees and serving as Committee chairmen, but do not receive any monthly or yearly fee.

●

Reduced our real estate costs, through the elimination or nonrenewal of certain leased facilities and negotiation for replacement facilities. As other facility leases expire, additional cost reductions will be evaluated.

 As part of this program, Learning Tree continues to review and take appropriate actions in fiscal year 2017 to streamline its operations in order to reduce or eliminate excess costs.

Other Strategic Options

Learning Tree is continuing to explore other strategic options available to it to enhance stockholder value. Learning Tree does not expect to comment further or update the market with any additional information on the strategic options it is evaluating, unless and until its Board of Directors deems disclosure appropriate or necessary.

Going Concern

The independent auditors' report accompanying our September 30, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. This means unless we are able to reduce our dependence on our remaining cash and cash equivalents to fund operations and improve our overall liquidity that there is substantial doubt about the Company’s ability to continue as an ongoing business.

The financial statements included in this Form 10-Q have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As a result, the financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

As discussed in more detail above, the Company is executing upon new business strategies, its Comprehensive Cost Reduction Program and recently entered into a lending arrangement with Action Capital in order to improve our overall profitability, cash flows from operations and liquidity. While the Company believes that these efforts will result in improving our liquidity and our continued operation, there is no assurance that we will be successful in executing upon some or all of these strategies at levels necessary to address the Company’s cash flow and liquidity needs and continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as an on-going business.

The Company is continuing to evaluate obtaining additional sources of capital and financing in order to improve its liquidity, and it has engaged a financial advisor to assist in these efforts. There is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to us or in amounts required.

KEY METRICS OF OUR FIRST QUARTER OF FISCAL YEAR 2017

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on December 30, 2016 and encompassed 13 weeks, and our first quarter of the prior fiscal year ended on January 1, 2016 and also encompassed 13 weeks.

The following is an overview of our results of operations for the first quarter of fiscal year 2017 which ended December 30, 2016, compared to the same quarter of fiscal year 2016:

•	Revenues decreased to $18.6 million from $20.1 million.

•	Gross profit percentage increased to 42.9% of revenues from 41.1% of revenues.

•	Operating expenses declined by $2.0 million to $8.5 million from $10.5 million. Operating expenses were 45.6% of revenues compared to 52.4% of revenues.

•	Loss from operations was $0.5 million compared to a loss of $2.3 million.

•	Net loss totaled $0.4 million compared to a net loss of $2.3 million.

In addition, the following are key balance sheet items at December 30, 2016 compared to September 30, 2016:

•	Cash and cash equivalents decreased to $7.2 million compared to $8.5 million.

•	Net working capital (current assets minus current liabilities) decreased to $(11.0) million compared to $(10.5) million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended
	December 30, 2016	January 1, 2015
Revenues	100.0%	100.0%
Cost of revenues	57.1%	58.9%
Gross profit	42.9%	41.1%
Operating expenses:
Course development	4.1%	6.5%
Sales and marketing	19.3%	23.0%
General and administrative	22.2%	22.9%
	45.6%	52.4%
Loss from operations	-2.7%	-11.3%
Other income (expense):
Interest income, net	0.1%	0.1%
Foreign exchange losses	1.0%	0.3%
Other, net	0.0%	0.0%
	1.1%	0.4%

Loss from operation before provision for income taxes	-1.6%	-10.9%
Provision for income taxes	0.4%	0.4%
Net loss	-2.0%	-11.3%

THREE MONTHS ENDED DECEMBER 30, 2016 COMPARED WITH THE THREE MONTHS ENDED JANUARY 1, 2016

Revenues. Revenues from operations of $18.6 million in our first quarter of fiscal year 2017 were 7.8% lower than revenues of $20.1 million in the same quarter of fiscal year 2016. The decrease in revenues is primarily the result of an 11.1% decrease in average revenue per participant partially offset by a 3.7% increase in the number of course participants. The decrease in the average revenue per participant was caused primarily by certain pricing initiatives put in place to attract new customers and by changes in foreign exchange rates, primarily the United Kingdom, which negatively impacted revenues by approximately 4.8% quarter over quarter. As a result of the pricing initiatives, the number of course participants increased compared to the same quarter of our prior year. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules totaled $3.3 million for the first quarter of fiscal year 2017 which was $0.7 million lower than the first quarter of fiscal year 2016.

During our first quarter of fiscal year 2017, we trained 13,374 course participants, a 3.7% increase from the 12,901 course participants we trained in our first quarter of fiscal year 2016.  During our first quarter of fiscal year 2017, we provided 41,586 attendee-days of training, compared to 41,260 attendee-days of training in the same quarter in fiscal year 2016.

 Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our first quarter of fiscal year 2017, we presented 1,162 events, a 6.5% increase from 1,091 events during the same period in fiscal year 2016 primarily due to increased activity in the United Kingdom. Our cost of revenues for our first quarter of fiscal year 2017 was $10.6 million, or 57.1% of revenues, compared to $11.9 million, or 58.9% of revenues, in the same period in fiscal year 2016. Accordingly, our gross profit percentage for our first quarter of fiscal year 2017 was 42.9% compared to 41.1% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our first quarter of fiscal year 2017 primarily reflects the 11.1% decrease in average revenue per participant that was offset by a 13.8% decrease in cost per participant. The decrease in cost per participant is primarily the result of a 10.7% decrease in the costs of revenues and the 3.7% increase in participants. The 10.7% decrease in the costs of revenues reflect lower real estate costs due to closure of an education center and select anyware centers, as well as the impact of our cost reduction program instituted in fiscal year 2016, and the positive impact on expenses from changes in foreign exchange rates. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our first quarter of fiscal year 2017, course development expenses were 4.1% of revenues, compared to 6.5% in our first quarter of fiscal year 2016. Overall spending on course development in our first quarter of fiscal year 2017 was $0.8 million, compared to $1.3 million in our first quarter of fiscal year 2016.

In our first quarter of fiscal year 2017, we introduced one new IT course title and one new management course title. We retired two IT course titles and 23 one-day course titles. At the end of our first quarter of fiscal year 2017, our library of instructor-led courses numbered 326 titles compared with 346 titles at the end of the same quarter of fiscal year 2016. At the end of our first quarter of fiscal year 2017, we had 139 multi-day IT titles in our course library, compared with 121 multi-day titles at the end of the same quarter of fiscal year 2016. Our library of multi-day management titles numbered 71 at the end of our first quarter of fiscal year 2017, the same as at the end of the first quarter of fiscal year 2016. Our library of one day courses numbered 116 at the end of our first quarter of fiscal year 2017, compared to 154 at the end of the same quarter of fiscal year 2016.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our first quarter of fiscal year 2017 were 19.3% of revenues, compared to 23.0% in the same quarter of fiscal year 2016. Sales and marketing expenses were $3.6 million in our first quarter of fiscal year 2017, compared to $4.6 million during our first quarter of fiscal year 2016. The decrease was driven primarily by reductions in direct marketing costs and personnel expenses as part of our cost reduction program.

 General and Administrative Expenses. General and administrative expenses in our first quarter of fiscal year 2017 were 22.2% of revenues, compared with 22.9% for the same quarter in fiscal year 2016. General and administrative expenses during our first quarter of fiscal year 2017 were $4.1 million, a decrease of $0.5 million, compared to $4.6 million in our first quarter of fiscal year 2016.

Loss from Operations. Our loss from operations for our first quarter of fiscal year 2017 was $0.5 million compared to a loss from operations of $2.3 million for our first quarter of fiscal year 2016.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our first quarter of fiscal year 2017, we had other income of $0.2 million compared to other income of $0.1 million in the first quarter of fiscal year 2016, both primarily from net foreign exchange gains.

Income Taxes. Our income tax provision in our first quarter of fiscal year 2017 was $0.1 million, compared to $0.1million in our first quarter of fiscal year 2016. The provisions for each of these quarters are primarily related to the income tax expense of the Company's foreign subsidiaries.

Net Loss. Our net loss for our first quarter of fiscal year 2017 was $0.4 million compared to a net loss of $2.3 million for our first quarter of fiscal year 2016.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. The strengthening of the U.S. dollar against the functional currencies of our foreign subsidiaries has negatively impacted our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our 2016 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of and for the first quarter of fiscal year 2017 which ended December 30, 2016, we reported an accumulated deficit of $15.7 million. We have also reported negative cash flow from operations in fiscal year 2016 and for the previous four fiscal years as our revenues have declined each year over year during this period. At December 30, 2016, our capital resources consisted of cash and cash equivalents of $7.2 million. While we have, and continue to take steps to stabilize revenues and decrease our operating costs on a year over year basis for fiscal year 2017, unless we are able to improve our liquidity in the future, there is substantial doubt about the Company’s ability to continue as a going concern. Our registered independent public accounting firm’s report on our audited financial statements for the year ended September 30, 2016 that is included in our 2016 Form 10-K contained an explanatory paragraph related to the Company’s ability to continue as a going concern.

We have been executing upon new strategies to increase the number of attendees in our public courses and expand our overall customer base. Many of these strategies relate to pricing initiatives to attract new customers or to re-engage old customers that have not used our services in many years.

We have accelerated our Comprehensive Cost Reduction Program with the goal of significantly reducing our fiscal year 2017 overall expenses when compared to the Company’s expenses for fiscal year 2016. These reductions have been initiated to right-size the Company’s operations, modernize its business operations to meet customer demand and preserve capital. We are starting to see the results of the cost reduction program as costs of revenue decreased $1.3 million quarter over quarter, and operating expense decreased $2.1 million quarter over quarter.

To further address our liquidity needs in the near term, on January 12, 2017, we entered into a Financing Agreement with Action Capital, which provides the Company with access to borrow through advances of funds up to a maximum aggregate principal amount of $3.0 million. Pursuant to the Financing Agreement, the amount advanced to the Company will be based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral. The amounts advanced under the Financing Agreement will also be secured by the Company’s accounts receivable from its U.S. operations. Through the date of this Form 10-Q, we have not borrowed any funds under the Financing Agreement.

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

At December 30, 2016, our net working capital deficit (current assets minus current liabilities) was $(11.0) million, a $0.5 million decrease from our working capital balance at September 30, 2016. Current assets decreased $3.6 million during the period, due primarily to decreases in trade accounts receivable and cash. Current liabilities decreased $3.1 million during the period, primarily due to decreases in deferred revenues and trade accounts payable and accrued expenses.

 Cash Flows. Our cash and cash equivalents decreased $1.3 million to $7.2 million at December 30, 2016 from $8.5 million at September 30, 2016.

	Three months ended
(in thousands)	December 30, 2016	January 1, 2016	Net Change
Cash used in operating activities of continuing operations	$(1,103)	$(2,637)	$1,534
Cash used in investing activities of continuing operations	(5)	(653)	648
Effects of exchange rate changes on cash and cash equivalents of continuing operations	(213)	(261)	48
Net decrease in cash and cash equivalents of continuing operations	$(1,321)	$(3,551)	$2,230

Cash used in operating activities decreased $1.5 million in the first three months of fiscal year 2017, compared to the first three months of fiscal year 2016 primarily due to the net loss for the current period of $0.4 million compared to a net loss of $2.3 million for the first three months of fiscal year 2016. Cash used in investing activities decreased by $0.6 million in the first three months of fiscal year 2017 compared to the first three months of fiscal 2016, due to decreased capital spending for equipment and leasehold improvements.

Capital Requirements. During the three months ended December 30, 2016, we made capital expenditures of less than $0.1 million. We plan to purchase less than $0.5 million in equipment and other capital assets during the remainder of fiscal year 2017. Our contractual obligations as of December 30, 2016 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2016 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

 Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these consolidated financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, AROs, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2016 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

FUTURE OUTLOOK

This presentation sets forth select expected future results of the Company based on estimates, assumptions and information available to the Company as of the filing of this Form 10-Q. Since the financial and other information presented below are estimates of future results and performance, the actual results and outcomes may be different and such differences may be material.

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. We have taken this into consideration in developing our forward-looking outlook for our second quarter of fiscal year 2017.

Effect of Exchange Rates. Approximately 37% of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of February 1, 2017 were constant for our second quarter of fiscal year 2017, then we would expect foreign exchange rates to negatively impact second quarter revenues by approximately 1.7% when compared to the second quarter of fiscal year 2016. To the extent that the U.S. dollar continues its rise against the functional currencies of our foreign subsidiaries, we would expect to experience further negative impact to our second quarter 2017 revenues. As a large percentage of our overhead costs are U.S. dollar-based, we would expect the corresponding positive impact to expense to be substantially less.

Second Quarter Revenues. We currently expect revenues for our second quarter of fiscal year 2017 of between $15.9 million and $16.9 million, compared to revenues of $18.7 million in our second quarter of fiscal year 2016.

Second Quarter Gross Profit. We expect a gross profit percentage in our second quarter of fiscal year 2017 of between 42.1% and 43.1% compared to 32.3% in our second quarter of fiscal year 2016.

Second Quarter Operating Expenses. We expect overall operating expenses for our second quarter of fiscal year 2017 to be between $8.1 million and $9.1 million, compared to $11.3 million in the same quarter a year earlier.

Second Quarter Loss from Operations. As a result of the above factors, we expect to incur a second quarter operating loss of between $1.0 million and $2.0 million compared with an operating loss of $5.2 million in our second quarter of fiscal year 2016.

Second Quarter Other Income (Expense), Net. We expect second quarter other expense to be less than $0.1 million.

Second Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our second quarter of fiscal year 2017 of between $1.0 million and $2.0 million, compared with a pre-tax loss from operations of $5.3 million in our second quarter of fiscal year 2016.

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

As of December 30, 2016, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item1A.	RISK FACTORS.

There were no material changes to the risk factors as previously disclosed under Part I, Item 1A of the 2016 10-K. The risks described in the 2016 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of January 26, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 27, 2017.

10.32	First Amendment to the Employment Agreement between Registrant and Dr. David C. Collins, dated September 20, 2016**	Incorporated by reference from Registrant’s Annual Report on Form 10-K /A for the fiscal year ended September 30, 2016

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

** This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 9, 2017

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ Richard A. Spires.
Richard A. Spires
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Asai
David W. Asai
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Document Description	Incorporation by Reference

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of January 26, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 27, 2017.

10.32	First Amendment to the Employment Agreement between Registrant and Dr. David C. Collins, dated September 20, 2016**	Incorporated by reference from Registrant’s Annual Report on Form 10-K /A for the fiscal year ended September 30, 2016

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

** This exhibit is a management contract, compensatory plan or arrangement.