Form 10-Q
period 2017-03-31
LEARNING TREE INTERNATIONAL, INC.
filed 2017-05-11
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, $.0001 par value, outstanding as of May 1, 2017 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—March 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	September 30,
	2017	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,327	$8,540
Trade accounts receivable, net	7,283	9,538
Income tax receivable	140	208
Prepaid expenses	1,928	1,916
Other current assets	1,403	1,424
Total current assets	16,081	21,626
Equipment, Property and Leasehold Improvements:
Education and office equipment	28,709	32,388
Transportation equipment	42	43
Property and leasehold improvements	9,879	18,469
	38,630	50,900
Less: accumulated depreciation and amortization	(33,667)	(44,990)
	4,963	5,910
Restricted interest-bearing investments	2,513	2,943
Deferred income taxes	410	427
Other assets	1,088	701
Total assets	$25,055	$31,607

Liabilities and Stockholders' Deficit
Current Liabilities
Trade accounts payable	$6,020	$6,095
Deferred revenues	17,824	21,017
Accrued payroll, benefits and related taxes	2,079	2,414
Other accrued liabilities	1,083	973
Income taxes payable	106	0
Current portion of deferred facilities rent and other	1,588	1,667
Total current liabilities	28,700	32,166
Asset retirement obligations	1,364	1,369
Deferred income taxes	71	89
Deferred facilities rent and other	6,183	6,297
Noncurrent tax liabilities	1,502	1,475
Total liabilities	37,820	41,396
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 shares issued and outstanding	1	1
Additional paid-in capital	6,439	6,388
Accumulated other comprehensive loss	(1,181)	(882)
Accumulated Deficit	(18,024)	(15,296)
Total stockholders' deficit	(12,765)	(9,789)
Total liabilities and stockholders' deficit	$25,055	$31,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2017	2016	2017	2016
Revenues	$16,071	$18,688	$34,623	$38,819
Cost of revenues	9,630	12,659	20,218	24,513
Gross profit	6,441	6,029	14,405	14,306
Operating expenses:
Course development	752	1,322	1,521	2,636
Sales and marketing	3,485	4,890	7,062	9,509
General and administrative	3,880	5,044	8,002	9,658
Restructuring Charge	386	0	386	0
	8,503	11,256	16,971	21,803

Loss from operations	(2,062)	(5,227)	(2,566)	(7,497)
Other income (expense):
Interest income (expense), net	(16)	6	(1)	15
Foreign exchange gains (losses)	(84)	(58)	108	10
Other, net	(11)	(33)	(17)	(34)
	(111)	(85)	90	(9)

Loss from operations before provision for income taxes	(2,173)	(5,312)	(2,476)	(7,506)
Provision for income taxes	176	59	252	144
Net loss	$(2,349)	$(5,371)	$(2,728)	$(7,650)

Loss per share basic and diluted:
Basic and diluted loss per share	$(0.18)	$(0.41)	$(0.21)	$(0.58)
Weighted average shares outstanding:
Weighted average shares - basic and diluted	13,224	13,224	13,224	13,224
Comprehensive loss:
Net loss	$(2,349)	$(5,371)	$(2,728)	$(7,650)
Foreign currency translation adjustments	129	84	(298)	(128)
Comprehensive loss	$(2,220)	$(5,287)	$(3,026)	$(7,778)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	March 31,	April 1,
	2017	2016
Cash flows - operating activities
Net Loss	$(2,728)	$(7,650)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	825	1,491
Share-based compensation	51	83
Deferred income taxes	(16)	0
Provision for doubtful accounts	239	68
Accretion on asset retirement obligations	32	40
Loss (gain) on disposal of equipment, property and leasehold improvements	60	(2)
Restructuring charge	386	0
Unrealized foreign exchange (gains) losses	(322)	3
Settlement of asset retirement obligation	0	(106)
Changes in operating assets and liabilities:
Trade accounts receivable	1,923	1,475
Prepaid expenses and other assets	(227)	(756)
Income tax receivable / payable	197	5
Trade accounts payable	(15)	(1,224)
Deferred revenues	(3,009)	234
Deferred facilities rent and other	(432)	349
Other accrued liabilities	(41)	(415)
Net cash used in operating activities	(3,077)	(6,405)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(13)	(716)
Proceeds from sale of equipment, property and leasehold improvements	0	2
Net cash used in investing activities	(13)	(714)
Effects of exchange rate changes on cash and cash equivalents	(123)	(48)
Net decrease in cash and cash equivalents	(3,213)	(7,167)
Cash and cash equivalents at the beginning of the period	8,540	17,936
Cash and cash equivalents at the end of the period	$5,327	$10,769

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$0	$1,542

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

As of and for the second quarter of fiscal year 2017, which ended March 31, 2017, we reported an accumulated deficit of $18.0 million. We have also reported negative cash flow from operations in fiscal year 2016 and for the previous four fiscal years as our revenues have declined each year during this period. At March 31, 2017, our capital resources consisted of cash and cash equivalents of $5.3 million. We have, and continue to take steps to stabilize revenues and decrease our operating costs on a year over year basis for fiscal year 2017.

We continue to execute on our new strategies to expand our overall customer base. We experienced a 1.6% decrease in the total number of attendees in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016, with revenue continuing to decline quarter over quarter. Our cost reduction efforts have resulted in reduced cost of revenues and operating expenses for the second quarter of fiscal year 2017, compared to the second quarter of fiscal year 2016.

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

We are also continuing to evaluate additional sources of capital and financing. We have retained the services of a financial advisor to assist us in assessing strategic options available to the Company. However, there is no assurance that additional capital and/or financing will be available to the Company and, even if available, whether it will be on terms acceptable to us or in amounts required.

The stabilization of revenues and reduction in costs are integral to our goal of achieving a break-even operating income line and a positive cash flow from operations. We cannot provide assurances that our plans will not change, that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity. The unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s future liquidity needs, history of net losses, and negative cash flows from continuing operations, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ended on March 31, 2017 and encompassed 13 weeks, and our second quarter of the prior fiscal year ended on April 1, 2016 and also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of March 31, 2017, and our results of operations for the three months and six months ended March 31, 2017 and April 1, 2016, and our cash flows for the six months ended March 31, 2017 and April 1, 2016.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense related to grants of employee stock options was less than $0.1 million for both the three and six months ended March 31, 2017 and April 1, 2016, and was charged in a manner consistent with the related employee salary costs.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Six months ended	Twelve months ended
	March 31, 2017	September 30, 2016

ARO balance, beginning of period	$1,369	$1,669
Accretion expense	32	76
Liabilities satisfied	0	(128)
Settlement of ARO liability	0	(77)
Foreign currency translation	(37)	(171)
ARO balance, end of period	$1,364	$1,369

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 650,000 and 850,000 stock options were excluded from the computations of diluted earnings per share for the three months and six months ended March 31, 2017 and April 1, 2016, respectively, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Numerator:
Net loss	$(2,349)	$(5,371)	$(2,728)	$(7,650)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,224	13,224	13,224
Effect of dilutive securities	0	0	0	0
Diluted	13,224	$13,224	13,224	13,224

Loss per common share - basic and diluted:
Basic and diluted loss per share	$(0.18)	$(0.41)	$(0.21)	$(0.58)

NOTE 5—INCOME TAXES

          Our income tax provision in our second quarter of fiscal year 2017 was $0.2 million, compared to $0.1 million in our second quarter of fiscal year 2016. For the six month periods ended March 31, 2017 and April 1, 2016, our income tax provision was $0.3 million and $0.1 million, respectively. Our 2017 and 2016 income tax provisions are composed primarily of income tax expense for our foreign subsidiaries and state income tax expense. The Company established a valuation allowance against deferred tax assets in the U.S. in the third quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the second quarter of fiscal year 2017.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in a similar manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the three and six month periods ended March 31, 2017 and April 1, 2016.

            We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.

Summarized financial information by country for the three months and six months ended March 31, 2017 and April 1, 2016 are as follows:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2017	2016	2017	2016
Revenues:
United States	$9,447	$11,130	$20,147	$22,965
Canada	2,235	2,559	4,146	4,445
North America	11,682	13,689	24,293	27,410

United Kingdom	3,358	3,884	7,664	8,864
Sweden	633	616	1,658	1,590
Japan	398	499	1,008	955
Total	$16,071	$18,688	$34,623	$38,819

Gross profit:
United States	$3,914	$3,075	$8,562	$7,824
Canada	1,051	1,275	1,845	2,081
North America	4,965	4,350	10,407	9,905

United Kingdom	913	1,047	2,399	2,913
Sweden	294	286	890	831
Japan	269	346	709	657
Total	$6,441	$6,029	$14,405	$14,306

	March 31,	September 30,
	2017	2016
Total assets:
United States	11,423	15,578
Canada	2,355	3,395
North America	13,778	18,973

United Kingdom	7,479	8,046
Sweden	2,465	2,688
Japan	1,333	1,900
Total	$25,055	$31,607

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three and six month periods ended March 31, 2017 and April 1, 2016.

NOTE 9—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	March 31,	September 30,
	2017	2016
Deferred rent	$520	$529
Capital lease	67	81
Reston lease liability	1,001	1,057
	$1,588	$1,667

Deferred Facilities Rent and Other

	March 31,	September 30,
	2017	2016
Deferred rent	$3,868	$3,808
Capital Lease	281	386
Reston lease liability	2,034	2,103
	$6,183	$6,297

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

NOTE 11—RESTRUCTURING ACTIVITY

In September 2016, we determined that 81% of our Reston Town Center facility in Reston, Virginia (RTC) was no longer needed to conduct our business and, accordingly, we renewed efforts to sublease the surplus space at this facility. As a result, we recorded a restructuring charge of $1.9 million for the estimated liability associated with future rentals of the surplus space due under the property lease as of the cease use date. The fair value of this liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. Consistent with ASC 420, “Exit or Disposal Cost Obligations,” that requires that this liability will be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, in March 2017, we re-evaluated the cash flows from the estimated sublease rentals and operating expenses. As a result, we recorded an additional $0.4 million restructuring charge in our second quarter of fiscal year 2017. As of March 31, 2017 we subleased 40% of the surplus space.

	March 31,	September 30,
	2017	2016

Balance at beginning of period	$3,160	328

Additions:
RTC cease-use charge	386	1,940
RTC Deferred rent liability	0	1,220
Accretion expense	81	23
	467	3,183

Reductions:
Rent payments net of deferred rent	(592)	(351)

Balance at end of period	$3,035	3,160

Such restructuring liability is recorded as part of Deferred Facilities Rent and Other in the consolidated balance sheet.

NOTE 12—WORKING CAPITAL LINE OF CREDIT

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

Under the Financing Agreement, the Company is required to pay Action Capital (i) interest on the outstanding advances at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 1.75%, (ii) a monthly fee equal to 0.70% of the outstanding advances as of the last day of the month, and (iii) a fee of 0.25% of the Maximum Amount, which is payable to Action Capital on the date the Financing Agreement is signed and every 90 days thereafter until the Financing Agreement is terminated and all amounts advanced and other obligations to Action Capital have been fully paid and satisfied. The Company’s obligations under the Financing Agreement are secured by Acceptable Accounts, accounts receivable due from U.S. based account debtors and any contract rights, chattel paper, documents, instruments, general intangibles (excluding general intangibles consisting of intellectual property or intellectual property rights), reserves, reserve accounts, deposit and demand accounts, rebates, and books and records pertaining to any Acceptable Accounts that are assigned to Action Capital and all proceeds of the foregoing property.  As of March 31, 2017, the Company has not drawn from this line of credit.

NOTE 13—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of March 31, 2017 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that there are no events that require disclosure.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: our ability to obtain additional liquidity in amounts and on terms acceptable to the Company; ability to reverse our trend of declining year over year revenues and negative cash flows from operations, and maintain liquidity; ability to successfully implement our new strategies to achieve our cost reduction goals; risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; implementation of partnerships with third party providers of courses and or course material; risks associated with cyber security; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 14 and elsewhere in our 2016 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”).

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

We offer a broad, predominately proprietary, library of intensive instructor-led courses from one to five days in length, which at March 31, 2017 comprised 304 different course titles including 136 multi-day IT course titles, 72 multi-day management course titles, and 96 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development. In addition, we have begun to partner with other organizations to broaden the breadth of training we can offer to IT organizations, with the objective of enabling us to meet an organization’s complete workforce needs. As an example, we recently reached agreement with Microsoft to become a Microsoft approved training partner, whereby we now offer Microsoft approved courses. This also allows us to accept Microsoft training vouchers and eliminates the need for us to maintain duplicate course content. We have also begun offering our customers the ability to take course titles we do not have in our course library from approved “Partner” providers. Through these “Partner” providers, we are able to offer courses in Cisco, Adobe, IBM, and Red Hat products to our customers.

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

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish, Japanese, and French. Our proprietary course development process enables us to efficiently and effectively customize our courses to specific customer requirements for delivery at their sites.

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

●

Provide a comprehensive suite of training courses to meet the needs of IT organizations. Learning Tree develops and maintains its own proprietary courseware for its training courses worldwide. In addition to our own proprietary library of courses, we have begun to strategically broaden our course offerings by adding titles from certification organizations, hardware and software vendors, and from other training vendors. As an example, we are partnering with ISC[2], an organization offering cyber security professional certifications, to offer their courses for preparation of the exams to become a Certified Information Systems Security Professional (“CISSP”) and a Certified Cloud Security Professional (“CCSP”). In regards to vendor partners, we have recently entered an agreement to offer official Microsoft courseware that will be taught by our instructors at our Education Centers. This will significantly broadens our Microsoft curriculum through the addition of more than 70 new course titles. We are also now offering courses provided by other training providers for a wide range of courses, to include training on Cisco, Adobe, IBM, and Red Hat products. By providing a comprehensive suite of training courses to IT organizations, we are able to more effectively partner in providing the full complement of courses needed by our customers.

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

Comprehensive Cost Reduction Program

We have implemented and continue to execute on our comprehensive cost reduction program for fiscal year 2017 with the objective of significantly reducing our overall expenses in the range of $10.0 million to $12.0 million when compared to our expenses for fiscal year 2016. These reductions were initiated to right-size our operations, modernize our business operations to meet changing customer demand and preserve capital. We have taken the following actions:

●

Eliminated our direct mail course catalog advertising program. In addition to being a “green initiative”, we believe that our overall customer base has shifted the manner in which it selects and purchases courses away from printed catalogs toward greater use of digital channels, such as website, social media and digital advertising.

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

●	Worked to further streamline our operations, including changes that have resulted in lower hardware shipping costs and lower instructor travel costs.

 As part of this comprehensive cost reduction program, we will continue to review and take appropriate actions in fiscal year 2017 to streamline our operations in order to reduce or eliminate excess costs. For the first six months of fiscal year 2017, we have reduced our cost of revenues by $4.3 million and our total operating expense by $4.8 million for a total of $9.1 million when compared to the first six months of fiscal year 2016.

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

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As a result, the financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

As discussed in more detail above, the Company continues to execute upon new business strategies, its Comprehensive Cost Reduction Program and has entered into a lending arrangement with Action Capital in order to improve its overall profitability, cash flows from operations and liquidity. While the Company believes that these efforts will result in improving our liquidity and our continued operation, there is no assurance that we will be successful in executing upon some or all of these strategies at levels necessary to address the Company’s cash flow and liquidity needs and continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as an on-going business.

The Company is continuing to evaluate obtaining additional sources of capital and financing in order to improve its liquidity. There is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to us or in amounts required.

KEY METRICS OF OUR SECOND QUARTER AND SIX MONTHS OF FISCAL YEAR 2017

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ended on March 31, 2017, and our second quarter of the prior fiscal year ended on April 1, 2016.

The following is an overview of our results of operations for the second quarter of fiscal year 2017 which ended March 31, 2017, compared to the same quarter of fiscal year 2016:

•	Revenues decreased to $16.1 million from $18.7 million.

•	Gross profit percentage increased to 40.1% of revenues from 32.3% of revenues.

•	Operating expenses declined by $2.8 million to $8.5 million from $11.3 million. Operating expenses were 52.9% of revenues compared to 60.3% of revenues.

•	Loss from operations was $2.1 million compared to a loss of $5.2 million.

•	Net loss totaled $2.3 million compared to a net loss of $5.4 million.

In addition, the following are key balance sheet items at March 31, 2017 compared to September 30, 2016:

•	Cash and cash equivalents decreased to $5.3 million compared to $8.5 million.

•	Net working capital (current assets minus current liabilities) decreased to $(12.6) million compared to $(10.5) million.

The following is an overview of our results of operations for the six months ended March 31, 2017, compared to the equivalent period of fiscal year 2016:

•	Revenues decreased to $34.6 million from $38.8 million.

•	Gross profit percentage increased to 41.6% of revenues from 36.9% of revenues.

•	Operating expenses decreased by $4.8 million to $17.0 million from $21.8 million. Operating expenses were 49.0% of revenues compared to 56.2% of revenues.

•	Loss from operations was $2.6 million compared to a loss from operations of $7.5 million.

•	Net loss totaled $2.7 million compared to a net loss of $7.6 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended		Six months ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.9%	67.7%	58.4%	63.1%
Gross profit	40.1%	32.3%	41.6%	36.9%
Operating expenses:
Course development	4.7%	7.1%	4.4%	6.8%
Sales and marketing	21.7%	26.2%	20.4%	24.5%
General and administrative	24.1%	27.0%	23.1%	24.9%
Restructuring charge	2.4%	0.0%	1.1%	0.0%
	52.9%	60.3%	49.0%	56.2%
Loss from operations	-12.8%	-28.0%	-7.4%	-19.3%
Other income (expense):
Interest income, net	-0.1%	0.0%	0.0%	0.0%
Foreign exchange losses	-0.5%	-0.3%	0.3%	0.0%
Other, net	-0.1%	-0.1%	0.0%	0.0%
	-0.7%	-0.4%	0.3%	0.0%

Loss from operation before provision for income taxes	-13.5%	-28.4%	-7.1%	-19.3%
Provision for income taxes	1.1%	0.3%	0.7%	0.4%
Net loss	-14.6%	-28.7%	-7.8%	-19.7%

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2017 COMPARED WITH THE THREE MONTHS AND SIX MONTHS ENDED APRIL 1, 2016

Revenues. Revenues from operations of $16.1 million in our second quarter of fiscal year 2017 were 14.0% lower than revenues of $18.7 million in the same quarter of fiscal year 2016. The decrease in revenues is primarily the result of a 12.6% decrease in average revenue per participant and a 1.6% decrease in the number of course participants. The decrease in the average revenue per participant was caused primarily by certain pricing initiatives put in place to attract new customers and by changes in foreign exchange rates, primarily the United Kingdom, which negatively impacted revenues by approximately 2.5% quarter over quarter. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules totaled $3.9 million for the second quarter of fiscal year 2017 which was $0.7 million lower than the second quarter of fiscal year 2016. We believe that the start of the new presidential administration combined with the uncertainty over the fiscal 2017 federal budget was the reason our US Federal Government sales declined quarter over quarter.

During our second quarter of fiscal year 2017, we trained 12,368 course participants, a 1.6% decrease from the 12,567 course participants we trained in our second quarter of fiscal year 2016.  During our second quarter of fiscal year 2017, we provided 39,119 attendee-days of training, compared to 39,766 attendee-days of training in the same quarter in fiscal year 2016.

Our revenues from operations of $34.6 million during our first six months of fiscal year 2017 were 10.8% lower than revenues of $38.8 million in the same period of fiscal year 2016. The decrease in revenues primarily resulted from an 11.7% decrease in average revenue per participant partially offset by a 1.0% increase in the number of course participants when compared to the first six months of fiscal year 2016. The decrease in average revenue per participant was caused primarily by lower average revenue from the use of aggressive pricing promotions during the period to attract new and retain existing course attendees, and changes in foreign exchange rates. Revenues were negatively impacted by approximately 3.7% period over period as a result of changes in foreign exchange rates. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules totaled $7.2 million for the first six months of fiscal year 2017 which was $1.4 million lower than the first six months of fiscal year 2016.

During our first six months of fiscal year 2017, we trained 25,742 course participants, a 1.0% increase from the 25,475 course participants we trained in our first six months of fiscal year 2016. During our first six months of fiscal year 2017, we provided 80,705 attendee-days of training, compared to 80,176 attendee-days in the same period in fiscal year 2016.

 Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our second quarter of fiscal year 2017, we presented 1,060 events, a 15.3% decrease from 1,251 events during the same period in fiscal year 2016 primarily due to an increased focus on improving gross profit. During the second quarter of fiscal year 2017, we did not guarantee to run as many events as we had done in the same period in fiscal year 2016. Our cost of revenues for our second quarter of fiscal year 2017 was $9.6 million, or 59.9% of revenues, compared to $12.7 million, or 67.7% of revenues, in the same period in fiscal year 2016. Accordingly, our gross profit percentage for our second quarter of fiscal year 2017 was 40.1% compared to 32.3% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2017 primarily reflects the 12.6% decrease in average revenue per participant that was offset by a 22.7% decrease in cost per participant. The decrease in cost per participant is primarily the result of a 23.9% decrease in the cost of revenues partially offset by the 1.6% decrease in participants. The 23.9% decrease in the costs of revenues reflect the impact of our cost reduction program instituted in fiscal year 2016 as well as lower real estate costs due to closure of an education center and select AnyWare centers, the reduction in the number of events, and the positive impact on expenses from changes in foreign exchange rates. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first six months of fiscal year 2017, we presented 2,222 events, a 5.1% decrease from 2,342 events during the same period in fiscal year 2016. Our cost of revenues for our first six months of fiscal year 2017 was $20.2 million, or 58.4% of revenues, compared to $24.5 million, or 63.1% of revenues, in the same period in fiscal year 2016. Accordingly, our gross profit percentage for our first six months of fiscal year 2017 was 41.6% compared to 36.9% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues during our first six months of fiscal year 2017 primarily reflects an 18.4% decrease in the cost per participant partially offset by the 11.7% decrease in revenue per participant. The decrease in cost per participant is primarily the result of a 17.5% decrease in the cost of revenues and the 1.0% increase in participants. The decrease in the cost of revenues was primarily the impact of our cost reduction program, the lower number of events, and the positive impact on expenses from changes in foreign exchange rates.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts.

During our second quarter of fiscal year 2017, course development expenses were 4.7% of revenues, compared to 7.1% in our second quarter of fiscal year 2016. Overall spending on course development in our second quarter of fiscal year 2017 was $0.8 million, compared to $1.3 million in our second quarter of fiscal year 2016.

Course development expense during our first six months of fiscal year 2017 was $1.5 million, a decrease of $1.1 million compared to $2.6 million in the same period of fiscal year 2016.

In our second quarter of fiscal year 2017, we introduced four new IT course titles and two new management course titles. We retired seven IT course titles, one management course title, and 20 one-day course titles. At the end of our second quarter of fiscal year 2017, our library of instructor-led courses numbered 304 titles compared with 369 titles at the end of the same quarter of fiscal year 2016. At the end of our second quarter of fiscal year 2017, we had 136 multi-day IT titles in our course library, compared with 127 multi-day titles at the end of the same quarter of fiscal year 2016. Our library of multi-day management titles numbered 72 at the end of our second quarter of fiscal year 2017, compared with 70 multi-day titles at the end of the second quarter of fiscal year 2016. Our library of one day courses numbered 96 at the end of our second quarter of fiscal year 2017, compared to 172 at the end of the same quarter of fiscal year 2016.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our second quarter of fiscal year 2017 were 21.7% of revenues, compared to 26.2% in the same quarter of fiscal year 2016. Sales and marketing expenses were $3.5 million in our second quarter of fiscal year 2017, compared to $4.9 million during our second quarter of fiscal year 2016. The decrease was driven primarily by reductions in direct marketing costs and personnel expenses as part of our cost reduction program.

Sales and marketing expenses from operations during our first six months of fiscal year 2017 were $7.1 million, a decrease of $2.4 million compared to $9.5 million in the same period of fiscal year 2016. The decrease is driven primarily by decreases in direct marketing costs and personnel expenses as part of our cost reduction program.

 General and Administrative Expenses. General and administrative expenses in our second quarter of fiscal year 2017 were 24.1% of revenues, compared with 27.0% for the same quarter in fiscal year 2016. General and administrative expenses during our second quarter of fiscal year 2017 were $3.9 million, a decrease of $1.1 million, compared to $5.0 million in our second quarter of fiscal year 2016. The decrease reflects the results of the ongoing cost reduction program.

General and administrative expenses during our first six months of fiscal year 2017 were $8.0 million, a decrease of $1.7 million compared to $9.7 million in the same period of fiscal year 2016, primarily the result of our ongoing cost reduction program.

Restructure Charge. In fiscal year 2016, we recognized a $1.9 million restructuring charge related to our Reston, Virginia facility. We previously determined this facility was surplus classroom space as a result of the classroom space that became available in fiscal year 2016 at our new facility in Herndon, Virginia. In March 2017, we re-evaluated the estimated cash flows from sublease rentals and operating expenses. As a result, we recorded an additional $0.4 million restructuring charge in our second quarter of fiscal year 2017.

Loss from Operations. Our loss from operations for our second quarter of fiscal year 2017 was $2.1 million compared to a loss from operations of $5.2 million for our second quarter of fiscal year 2016.

For the first six months of fiscal year 2017, our loss from operations was $2.6 million compared to a loss of $7.5 million in the first six months of fiscal year 2016.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our second quarter of fiscal year 2017, we had other expense of $0.1 million compared to other expense of $0.1 million in the second quarter of fiscal year 2016, both primarily from net foreign exchange losses.

During our first six months of fiscal year 2017, other income totaled less than $0.1 million compared to zero in our first six months of fiscal year 2016.

Income Taxes. Our income tax provision in our second quarter of fiscal year 2017 was $0.2 million, compared to $0.1 million in our second quarter of fiscal year 2016. The provisions for each of these quarters are primarily related to state income taxes and the income tax expense of the Company's foreign subsidiaries.

Our income tax provision for our first six months of fiscal year 2017 was $0.3 million, compared to $0.1 million for our first six months of fiscal year 2016, and are primarily related to state income taxes and the income tax expense of the Company's foreign subsidiaries.

Net Loss. Our net loss for our second quarter of fiscal year 2017 was $2.3 million compared to a net loss of $5.4 million for our second quarter of fiscal year 2016.

Our net loss for our first six months of fiscal year 2017 was $2.7 million compared to net loss of $7.6 million for our first six months of fiscal year 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of the second quarter of fiscal year 2017 which ended March 31, 2017, we reported an accumulated deficit of $18.0 million. We have also reported negative cash flow from operations in fiscal year 2016 and for the previous four fiscal years as our revenues have declined each year over year during this period. At March 31, 2017, our capital resources consisted of cash and cash equivalents of $5.3 million. While we have, and continue to take steps to stabilize revenues and decrease our operating costs on a year over year basis for fiscal year 2017, unless we are able to improve our liquidity in the future, there is substantial doubt about the Company’s ability to continue as a going concern. Our registered independent public accounting firm’s report on our audited financial statements for the year ended September 30, 2016 that is included in our 2016 Form 10-K contained an explanatory paragraph related to the Company’s ability to continue as a going concern.

We have been executing upon new strategies to increase the number of attendees in our public courses and expand our overall customer base. Many of these strategies relate to pricing initiatives to attract new customers or to re-engage old customers that have not used our services in many years.

We have accelerated our Comprehensive Cost Reduction Program with the goal of significantly reducing our fiscal year 2017 overall expenses when compared to the Company’s expenses for fiscal year 2016. These reductions have been initiated to right-size the Company’s operations, modernize its business operations to meet customer demand and preserve capital. We are starting to see the results of the cost reduction program as cost of revenues decreased $4.3 million for the first six months of fiscal year 2017 when compared to the same period of fiscal year 2016, and operating expense decreased $4.8 million for the 2017 six month period over 2016 six month period.

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

The stabilization of revenues and reduction in costs are integral to our goal of achieving a break even operating income line and a positive cash flow from operations. We cannot provide assurances that our plans will not change, that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity.

At March 31, 2017, our net working capital deficit (current assets minus current liabilities) was $(12.6) million, a $2.1 million increase from the $(10.5) million working capital deficit balance at September 30, 2016. Current assets decreased $5.5 million during the period, due primarily to decreases in trade accounts receivable and cash. Current liabilities decreased $3.4 million during the period, primarily due to decreases in deferred revenues.

 Cash Flows. Our cash and cash equivalents decreased $3.2 million to $5.3 million at March 31, 2017 from $8.5 million at September 30, 2016.

	Six months ended
(in thousands)	March 31, 2017	April 1, 2016	Net Change
Cash used in operating activities	$(3,077)	$(6,405)	$3,328
Cash used in investing activities	(13)	(714)	701
Effects of exchange rate changes on cash and cash equivalents	(123)	(48)	(75)
Net decrease in cash and cash equivalents	$(3,213)	$(7,167)	$3,954

Cash used in operating activities decreased $3.3 million in the first six months of fiscal year 2017, compared to the first six months of fiscal year 2016, primarily due to the reduced net loss for the current period of $2.7 million compared to a net loss of $7.6 million for the first six months of fiscal year 2016 partially offset by lower non-cash charges and a reduction in the balance of deferred revenues. Cash used in investing activities decreased by $0.7 million in the first six months of fiscal year 2017 compared to the first six months of fiscal 2016, due to decreased capital spending for equipment and leasehold improvements.

Capital Requirements. During the six months ended March 31, 2017, we made capital expenditures of less than $0.1 million. We plan to purchase less than $0.5 million in equipment and other capital assets during the remainder of fiscal year 2017. Our contractual obligations as of March 31, 2017 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2016 10-K.

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

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. We have taken this into consideration in developing our forward-looking outlook for our third quarter of fiscal year 2017.

Effect of Exchange Rates. Approximately 42% of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of May 1, 2017 were constant for our third quarter of fiscal year 2017, then we would expect foreign exchange rates to negatively impact third quarter revenues by approximately 2.6% when compared to the third quarter of fiscal year 2016. To the extent that the U.S. dollar continues its rise against the functional currencies of our foreign subsidiaries, we would expect to experience further negative impact to our third quarter 2017 revenues. As a large percentage of our overhead costs are U.S. dollar-based, we would expect the corresponding positive impact to expense to be substantially less.

Third Quarter Revenues. We currently expect revenues for our third quarter of fiscal year 2017 of between $16.8 million and $17.8 million, compared to revenues of $21.1 million in our third quarter of fiscal year 2016.

Third Quarter Gross Profit. We expect a gross profit percentage in our third quarter of fiscal year 2017 of between 42.8% and 43.8% compared to 37.2% in our third quarter of fiscal year 2016.

Third Quarter Operating Expenses. We expect overall operating expenses for our third quarter of fiscal year 2017 to be between $7.8 million and $8.2 million, compared to $10.8 million in the same quarter a year earlier.

Third Quarter Loss from Operations. As a result of the above factors, we expect to incur a third quarter operating loss of between $0 and $1.0 million compared with an operating loss of $3.0 million in our third quarter of fiscal year 2016.

Third Quarter Other Income (Expense), Net. We expect third quarter other expense to be less than $0.1 million.

Third Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our third quarter of fiscal year 2017 of between $0 and $1.1 million, compared with a pre-tax loss from operations of $2.8 million in our third quarter of fiscal year 2016.

Full year fiscal 2017. Our fourth quarter is historically our strongest quarter, and our goal is still to reach break-even on the operating income line. Based on an improving pipeline and anticipated improvement in enrollments from the U.S. federal government, we anticipate the 4th quarter to continue to track historically as the strongest quarter of our fiscal year. However, with the six-months to date operating loss through the second quarter at $(2.6) million and the outlook for our third quarter above, our objective of breaking even will be more difficult to achieve.

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

As of March 31, 2017, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item1A.	RISK FACTORS.

There were no material changes to the risk factors as previously disclosed under Part I, Item 1A of the 2016 10-K. The risks described in the 2016 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.1	Financing and Security Agreement between Learning Tree International, Inc. and Action Capital Corporation, dated January 12, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 13, 2017.
10.2	First Amendment to the Employment Agreement between Registrant and Richard Spires, dated April 18, 2017**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 18, 2017.

10.3	Employment Agreement by and between Magnus Nylund and Learning Tree International, Inc., dated January 26, 2017**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 27, 2017.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

** This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2017

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ Richard A. Spires
Richard A. Spires
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Asai
David W. Asai
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Document Description	Incorporation by Reference

10.1	Financing and Security Agreement between Learning Tree International, Inc. and Action Capital Corporation, dated January 12, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 13, 2017.

10.2	First Amendment to the Employment Agreement between Registrant and Richard Spires, dated April 18, 2017**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 18, 2017.

10.3	Employment Agreement by and between Magnus Nylund and Learning Tree International, Inc., dated January 26, 2017**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 27, 2017.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

** This exhibit is a management contract, compensatory plan or arrangement.