Form 10-Q
period 2017-06-30
LEARNING TREE INTERNATIONAL, INC.
filed 2017-08-08
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of common stock, $.0001 par value, outstanding as of August 1, 2017 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	September 30,
	2017	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,104	$8,540
Trade accounts receivable, net	7,787	9,538
Income tax receivable	55	208
Prepaid expenses	1,698	1,916
Other current assets	1,242	1,424
Total current assets	15,886	21,626
Equipment, Property and Leasehold Improvements:
Education and office equipment	28,989	32,388
Transportation equipment	43	43
Property and leasehold improvements	10,039	18,469
	39,071	50,900
Less: accumulated depreciation and amortization	(34,424)	(44,990)
	4,647	5,910
Restricted interest-bearing investments	2,591	2,943
Deferred income taxes	490	427
Other assets	1,074	701
Total assets	$24,688	$31,607

Liabilities and Stockholders' Deficit
Current Liabilities
Trade accounts payable	$5,558	$6,095
Deferred revenues	18,880	21,017
Accrued payroll, benefits and related taxes	2,340	2,414
Other accrued liabilities	905	973
Current portion of deferred facilities rent and other	1,465	1,667
Total current liabilities	29,148	32,166
Asset retirement obligations	1,421	1,369
Deferred income taxes	91	89
Deferred facilities rent and other	5,913	6,297
Noncurrent tax liabilities	1,537	1,475
Total liabilities	38,110	41,396
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 shares issued and outstanding	1	1
Additional paid-in capital	6,463	6,388
Accumulated other comprehensive loss	(985)	(882)
Accumulated deficit	(18,901)	(15,296)
Total stockholders' deficit	(13,422)	(9,789)
Total liabilities and stockholders' deficit	$24,688	$31,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Revenues	$16,404	$21,073	$51,027	$59,892
Cost of revenues	9,572	13,232	29,790	37,745
Gross profit	6,832	7,841	21,237	22,147
Operating expenses:
Course development	663	1,354	2,184	3,990
Sales and marketing	3,199	4,710	10,261	14,219
General and administrative	3,509	4,750	11,511	14,408
Restructuring Charge	0	0	386	0
	7,371	10,814	24,342	32,617

Loss from operations	(539)	(2,973)	(3,105)	(10,470)
Other income (expense):
Interest income (expense), net	(45)	6	(46)	21
Foreign exchange gains (losses)	(213)	147	(105)	157
Other, net	(1)	41	(18)	7
	(259)	194	(169)	185

Loss from operations before provision for income taxes	(798)	(2,779)	(3,274)	(10,285)
Provision for income taxes	79	51	331	195
Net loss	$(877)	$(2,830)	$(3,605)	$(10,480)

Loss per share basic and diluted:
Basic and diluted loss per share	$(0.07)	$(0.21)	$(0.27)	$(0.79)
Weighted average shares outstanding:
Weighted average shares - basic and diluted	13,224	13,224	13,224	13,224
Comprehensive loss:
Net loss	$(877)	$(2,830)	$(3,605)	$(10,480)
Foreign currency translation adjustments	195	(113)	(103)	(243)
Comprehensive loss	$(682)	$(2,943)	$(3,708)	$(10,723)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	June 30,	July 1,
	2017	2016
Cash flows - operating activities
Net Loss	$(3,605)	$(10,480)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,212	2,159
Share-based compensation	75	123
Deferred income taxes	(69)	(37)
Provision for doubtful accounts	253	116
Accretion on asset retirement obligations	49	59
Loss (gain) on disposal of equipment, property and leasehold improvements	60	(2)
Restructuring charge	386	0
Unrealized foreign exchange gains	(105)	(136)
Settlement of asset retirement obligation	0	(106)
Changes in operating assets and liabilities:
Trade accounts receivable	1,467	977
Prepaid expenses and other assets	246	243
Income tax receivable / payable	195	111
Trade accounts payable	(534)	(1,268)
Deferred revenues	(2,169)	358
Deferred facilities rent and other	(792)	528
Other accrued liabilities	16	(336)
Net cash used in operating activities	(3,315)	(7,691)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(20)	(1,106)
Proceeds from sale of equipment, property and leasehold improvements	0	2
Net cash used in investing activities	(20)	(1,104)
Cash flow-financing activities
Payments on capital lease obligations	(58)	0
Net cash used in financing activities	(58)	0
Effects of exchange rate changes on cash and cash equivalents	(43)	(86)
Net decrease in cash and cash equivalents	(3,436)	(8,881)
Cash and cash equivalents at the beginning of the period	8,540	17,936
Cash and cash equivalents at the end of the period	$5,104	$9,055

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$0	$2,007

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

As of and for the third quarter of fiscal year 2017, which ended June 30, 2017, we reported an accumulated deficit of $18.9 million. We have also reported negative cash flow from operations for the first nine months of fiscal year 2017 and for the previous five fiscal years as our revenues have declined each year during this period. At June 30, 2017, our capital resources consisted of cash and cash equivalents of $5.1 million. We have, and continue to take steps to stabilize revenues and to decrease our operating costs on a year over year basis for fiscal year 2017.

We experienced a 14.8% decrease in the total number of attendees in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016, with revenue continuing to decline quarter over quarter. Our cost reduction efforts have resulted in reduced cost of revenues and operating expenses for the third quarter of fiscal year 2017, compared to the third quarter of fiscal year 2016.

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

We are also continuing to evaluate additional sources of capital and financing and other strategic alternatives. We have retained the services of a financial advisor to assist us in assessing strategic options available to the Company. However, there is no assurance that additional capital and/or financing will be available to the Company and, even if available, whether it will be on terms acceptable to us or in amounts required.

The stabilization of revenues and reduction in cost of revenues and operating expenses are integral to our goal of achieving a break-even operating income line and a positive cash flow from operations. We cannot provide assurances that our plans will not change, that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity. The unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s future liquidity needs, history of net losses, and negative cash flows from continuing operations, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended on June 30, 2017 and encompassed 13 weeks, and our third quarter of the prior fiscal year ended on July 1, 2016 and also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of June 30, 2017, and our results of operations for the three months and nine months ended June 30, 2017 and July 1, 2016, and our cash flows for the nine months ended June 30, 2017 and July 1, 2016.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense related to grants of employee stock options was less than $0.1 million for both the three and nine months ended June 30, 2017 and July 1, 2016, and was charged in a manner consistent with the related employee salary costs.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Nine months ended	Twelve months ended
	June 30, 2017	September 30, 2016

ARO balance, beginning of period	$1,369	$1,669
Accretion expense	49	76
Liabilities satisfied	0	(128)
Settlement of ARO liability	0	(77)
Foreign currency translation	3	(171)
ARO balance, end of period	$1,421	$1,369

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 650,000 and 850,000 stock options were excluded from the computations of diluted earnings per share for the three months and nine months ended June 30, 2017 and July 1, 2016, respectively, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Numerator:
Net loss	$(877)	$(2,830)	$(3,605)	$(10,480)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,224	13,224	13,224
Effect of dilutive securities	0	0	0	0
Diluted	13,224	$13,224	13,224	13,224

Loss per common share - basic and diluted:
Basic and diluted loss per share	$(0.07)	$(0.21)	$(0.27)	$(0.79)

NOTE 5—INCOME TAXES

          Our income tax provision in our third quarter of fiscal year 2017 was $0.1 million, compared to $0.1 million in our third quarter of fiscal year 2016. For the nine month periods ended June 30, 2017 and July 1, 2016, our income tax provision was $0.3 million and $0.2 million, respectively. Our 2017 and 2016 income tax provisions are composed primarily of income tax expense for our foreign subsidiaries and state income tax expense. The Company established a valuation allowance against deferred tax assets in the U.S. in the third quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the third quarter of fiscal year 2017.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in a similar manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the three and nine month periods ended June 30, 2017 and July 1, 2016.

We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.

Summarized financial information by country for the three months and nine months ended June 30, 2017 and July 1, 2016 are as follows:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Revenues:
United States	$10,849	$14,020	$30,995	$36,985
Canada	1,012	1,549	5,159	5,994
North America	11,861	15,569	36,154	42,979

United Kingdom	3,201	3,899	10,864	12,763
Sweden	732	867	2,390	2,457
Japan	610	738	1,619	1,693
Total	$16,404	$21,073	$51,027	$59,892

Gross profit:
United States	$5,032	$5,402	$13,594	$13,227
Canada	357	414	2,202	2,495
North America	5,389	5,816	15,796	15,722

United Kingdom	629	1,030	3,028	3,943
Sweden	389	459	1,279	1,290
Japan	425	536	1,134	1,192
Total	$6,832	$7,841	$21,237	$22,147

	June 30,	September 30,
	2017	2016
Total assets:
United States	11,381	15,578
Canada	2,060	3,395
North America	13,441	18,973

United Kingdom	7,207	8,046
Sweden	2,478	2,688
Japan	1,562	1,900
Total	$24,688	$31,607

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. We did not adjust the values of those liabilities during the three and nine month periods ended June 30, 2017 and July 1, 2016.

NOTE 9—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	June 30,	September 30,
	2017	2016
Deferred rent	$465	$529
Capital lease	69	81
Reston lease liability	931	1,057
	$1,465	$1,667

Deferred Facilities Rent and Other

	June 30,	September 30,
	2017	2016
Deferred rent	$3,728	$3,808
Capital Lease	332	386
Reston lease liability	1,853	2,103
	$5,913	$6,297

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additionally, various updates have been issued during 2015, 2016 and 2017 to clarify the guidance in Topic 606 and defer the effective date of ASU 2014-09. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the standards are effective for us on September 29, 2018 using either a full retrospective or a modified retrospective approach. We continue to evaluate which transition approach to use and the impact that the standard will have on our consolidated financial statements.

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

 In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on September 28, 2019 using a modified retrospective approach. We continue to evaluate the impact that the standard will have on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the new standard is effective for us on September 29, 2018 using a retrospective approach. We continue to evaluate the impact that the standard will have on our consolidated financial statements.

 In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard would be effective for us on September 29, 2018 using a retrospective approach, and will result in our restricted cash to be included with cash and cash equivalents to reflect total cash on our statement of cash flows

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

NOTE 11—RESTRUCTURING ACTIVITY

In September 2016, we determined that 81% of our Reston Town Center facility in Reston, Virginia (RTC) was no longer needed to conduct our business and, accordingly, we renewed efforts to sublease the surplus space at this facility. As a result, we recorded a restructuring charge of $1.9 million for the estimated liability associated with future rentals of the surplus space due under the property lease as of the cease use date. The fair value of this liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. Consistent with ASC 420, “Exit or Disposal Cost Obligations,” that requires that this liability will be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, in March 2017, we re-evaluated the cash flows from the estimated sublease rentals and operating expenses. As a result, we recorded an additional $0.4 million restructuring charge in our second quarter of fiscal year 2017. As of June 30, 2017, we have subleased 40% of the surplus space.

	June 30,	September 30,
	2017	2016

Balance at beginning of period	$3,160	328

Additions:
RTC cease-use charge	386	1,940
RTC Deferred rent liability	0	1,220
Accretion expense	128	23
	514	3,183

Reductions:
Rent payments net of deferred rent	(890)	(351)

Balance at end of period	$2,784	3,160

 Such restructuring liability is recorded as part of Deferred Facilities Rent and Other in the consolidated balance sheets.

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

Under the Financing Agreement, the Company is required to pay Action Capital (i) interest on the outstanding advances at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 1.75%, (ii) a monthly fee equal to 0.70% of the outstanding advances as of the last day of the month, and (iii) a fee of 0.25% of the Maximum Amount, which is payable to Action Capital on the date the Financing Agreement is signed and every 90 days thereafter until the Financing Agreement is terminated and all amounts advanced and other obligations to Action Capital have been fully paid and satisfied. The Company’s obligations under the Financing Agreement are secured by Acceptable Accounts, accounts receivable due from U.S. based account debtors and any contract rights, chattel paper, documents, instruments, general intangibles (excluding general intangibles consisting of intellectual property or intellectual property rights), reserves, reserve accounts, deposit and demand accounts, rebates, and books and records pertaining to any Acceptable Accounts that are assigned to Action Capital and all proceeds of the foregoing property.  As of June 30, 2017, the Company has not drawn from this line of credit.

NOTE 13—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of June 30, 2017 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that there are no events that require disclosure.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: our ability to obtain additional liquidity in amounts and on terms acceptable to the Company; our ability to reverse our trend of declining year over year revenues and negative cash flows from operations, and maintain liquidity; our ability to successfully implement our new strategies including achieving our cost reduction goals; our ability to identify and execute upon strategic options for the Company; risks associated with the timely development, introduction, and customer acceptance of our courses; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; implementation of partnerships with third party providers of courses and or course material; risks associated with cyber security; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 14 and elsewhere in our 2016 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”).

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

 OVERVIEW

Learning Tree is a leading worldwide provider to businesses and government organizations for the workforce development and training of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality predominantly vendor independent training to more than 2.4 million IT professionals and managers. In fiscal year 2016, while presenting courses in 32 countries, we trained 55,110 course participants from approximately 5,500 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad library of intensive instructor-led courses from one to five days in length, which at June 30, 2017 comprised 310 different course titles including 159 multi-day IT course titles, 71 multi-day management course titles, and 80 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development. In addition, we are now partnering with other organizations to broaden the breadth of training we can offer to IT organizations, with the objective of providing an even broader course offering to enable us to more effectively meet an organization’s complete workforce needs. In terms of vendor partners, we reached agreement with Microsoft to become a Microsoft approved training partner, whereby we now offer Microsoft approved courses. This also allows us to accept Microsoft training vouchers and eliminates the need for us to maintain duplicate course content. We have also begun offering our customers the ability to take course titles we do not have in our course library from approved “Partner” providers. Through these “Partner” providers, we are able to offer courses in a number of different vendor technologies and products, to include Cisco, Adobe, IBM, Red Hat, VMware, HP, Palo Alto Networks, and Amazon Web Services.

In addition to vendor and training partners, we are also working more closely with a number of certification and accreditation organizations to offer training programs for IT professionals that are working to gain certifications. We are a trusted continuing professional education (“CPE”) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an International Institute of Business Analysis (IIBA) Endorsed Education Provider; an AXELOS Global Best Practice Strategic Partner; a GCHQ Certified Cyber Security Training Provider; a British Computing Society (BCS) Accredited Training Organization; and a Skills Framework for the Information Age (SFIA) Foundation Accredited Training Partner. We also maintain partnerships and offer courses with Computing Technology Industry Association (CompTIA), International Council of E-Commerce Consultants (EC-Council), International Consortium for Agile (ICAgile), Information Systems Control Association (ISACA), International Info System Security Certification Consortium (ISC)2, International Software Testing Qualifications Board (ISTQB), Lean Kanban, Scrum Alliance, and The Open Group (TOGAF). In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology.

We also recently announced that we will be making certain select proprietary Learning Tree course content available for use under a license agreement through a third party reseller. This is an additional business strategy that we are executing upon with the goal of having an additional distribution channel for our significant proprietary course content library in order to increase revenue.

In addition to training, we offer a suite of Workforce Optimization Solutions to support an IT organization’s life-cycle of workforce development needs. Our solutions help ensure that an organization’s investment in training is relevant and leveraged to improving overall organization performance. These solutions range from helping organizations define their job roles, to assessing the current skills of the staff, providing coaching and mentoring of staff, offering blended learning in which we use different training modalities to offer an organization an optimized learning approach and even serving as an outsourcer of an organization’s learning and training requirements.

We market and present our courses and solutions through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan and, through a licensee arrangement in France. In fiscal year 2016, we generated approximately 37% of our revenues outside of the United States and for the nine months ended June 30, 2017, we have generated approximately 39.3% of our revenues outside the United States. We coordinate, plan and deliver our courses at our own Education Centers, external hotel and conference facilities and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which enable individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in our Education Centers, at customer locations, or at specially equipped facilities.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish, Japanese, and French. Our proprietary course development process enables us to efficiently and effectively customize our course content to specific customer requirements for delivery at their sites.

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

●

Provide a comprehensive suite of training courses to meet the needs of IT organizations. Learning Tree develops and maintains its own proprietary courseware for its training courses worldwide. In addition to our own proprietary library of courses, we have begun to strategically broaden our course offerings by adding titles from certification organizations, hardware and software vendors, and from other training vendors. As an example, we are partnering with ISC[2], an organization offering cyber security professional certifications, to offer their courses for preparation of the exams to become a Certified Information Systems Security Professional (“CISSP”) and a Certified Cloud Security Professional (“CCSP”). In regards to vendor partners, we have entered an agreement to offer official Microsoft courseware that is being taught by our instructors at our Education Centers. This significantly broadens our Microsoft curriculum through the addition of more than 70 new course titles. We are also now offering courses provided by other training providers for a wide range of courses, to include training on Cisco, Adobe, IBM, Red Hat, VMware, HP, Palo Alto Networks, and Amazon Web Services products. By providing a comprehensive suite of training courses to IT organizations, we are able to more effectively partner in providing the full complement of courses needed by our customers.

While we are seeing growth in our customized solutions offered to enterprise clients, we continue to experience a decline in course attendance for our public courses. To address this decline, the Company has been working to leverage resellers and other partner models to increase our sales reach, amplifying the growth of our internal sales teams, and partnering with certification organizations and other appropriate training providers to broaden and deepen the training products we offer as described above. Our overall objective is to stabilize the revenue from training offered via our Education Centers, grow our revenue from Workforce Optimization Solutions for enterprise clients, and reverse the year-over-year declines in revenue.

Comprehensive Cost Reduction Program

We continue to execute on our Comprehensive Cost Reduction Program for fiscal year 2017 with the original objective of significantly reducing our total costs in the range of $10.0 million to $12.0 million when compared to our total costs for fiscal year 2016. These reductions were initiated to right-size our operations, modernize our business operations to meet changing customer demand and preserve capital. We have taken the following actions:

●

Eliminated our direct mail course catalog advertising program. In addition to being a “green initiative”, we believe that our overall customer base has shifted the manner in which it selects and purchases courses away from printed catalogs toward greater use of digital channels, such as website, social media and digital advertising.

●	Made our course notes available electronically and only produce a paper copy if requested by our attendee.
●	Reduced our worldwide headcount by 56 full time equivalents, or 18% when comparing third quarter 2017 to third quarter 2016.
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

As part of this Comprehensive Cost Reduction Program, we will continue to review and take appropriate actions in future periods to streamline our operations in order to reduce or eliminate excess costs. For the first nine months of fiscal year 2017, we have reduced our cost of revenues by $8.0 million and our operating expense by $8.3 million for a total of $16.3 million when compared to the first nine months of fiscal year 2016. While we have exceeded our objectives for FY17 in terms of cost reductions, we continue to look for ways in which we can operate more efficiently, and reduce our overall fixed business expenses.

Other Strategic Options

Learning Tree is continuing to explore other strategic options available to it with the goal of maximizing stockholder value. Learning Tree does not expect to comment further or update the market with any additional information on the strategic options it is evaluating, unless and until its Board of Directors deems disclosure appropriate or necessary.

Going Concern

The independent auditors' report accompanying our September 30, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. This means unless we are able to reduce our dependence on our remaining cash and cash equivalents to fund operations and improve our overall liquidity, that there is substantial doubt about the Company’s ability to continue as an ongoing business.

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

KEY METRICS OF OUR THIRD QUARTER AND NINE MONTHS OF FISCAL YEAR 2017

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended on June 30, 2017, and our third quarter of the prior fiscal year ended on July 1, 2016.

The following is an overview of our results of operations for the third quarter of fiscal year 2017 which ended June 30, 2017, compared to the same quarter of fiscal year 2016:

•	Revenues decreased to $16.4 million from $21.1 million.

•	Gross profit percentage increased to 41.6% of revenues from 37.2% of revenues.

•	Operating expenses declined by $3.4 million to $7.4 million from $10.8 million. Operating expenses were 44.9% of revenues compared to 51.3% of revenues.

•	Loss from operations was $0.5 million compared to a loss of $3.0 million.

•	Net loss was $0.9 million compared to a net loss of $2.8 million.

In addition, the following are key balance sheet items at June 30, 2017 compared to September 30, 2016:

•	Cash and cash equivalents decreased to $5.1 million compared to $8.5 million.

•	Net working capital (current assets minus current liabilities) decreased to $(13.3) million compared to $(10.5) million.

The following is an overview of our results of operations for the nine months ended June 30, 2017, compared to the equivalent period of fiscal year 2016:

•	Revenues decreased to $51.0 million from $59.9 million.

•	Gross profit percentage increased to 41.6% of revenues from 37.0% of revenues.

•	Operating expenses decreased by $8.3 million to $24.3 million from $32.6 million. Operating expenses were 47.7% of revenues compared to 54.5% of revenues.

•	Loss from operations was $3.1 million compared to a loss from operations of $10.5 million.

•	Net loss totaled $3.6 million compared to a net loss of $10.5 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as a percentage of our revenues for these periods:

	Three months ended		Nine months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.4%	62.8%	58.4%	63.0%
Gross profit	41.6%	37.2%	41.6%	37.0%
Operating expenses:
Course development	4.0%	6.4%	4.3%	6.7%
Sales and marketing	19.5%	22.4%	20.1%	23.7%
General and administrative	21.4%	22.5%	22.6%	24.1%
Restructuring charge	0.0%	0.0%	0.7%	0.0%
	44.9%	51.3%	47.7%	54.5%
Loss from operations	-3.3%	-14.1%	-6.1%	-17.5%
Other income (expense):
Interest income, net	-0.3%	0.0%	-0.1%	0.0%
Foreign exchange losses	-1.3%	0.7%	-0.2%	0.3%
Other, net	0.0%	0.2%	0.0%	0.0%
	-1.6%	0.9%	-0.3%	0.3%

Loss from operation before provision for income taxes	-4.9%	-13.2%	-6.4%	-17.2%
Provision for income taxes	0.5%	0.2%	0.6%	0.3%
Net loss	-5.4%	-13.4%	-7.0%	-17.5%

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2017 COMPARED WITH THE THREE MONTHS AND NINE MONTHS ENDED JULY 1, 2016

Revenues. Revenues from operations of $16.4 million in our third quarter of fiscal year 2017 were 22.2% lower than revenues of $21.1 million in the same quarter of fiscal year 2016. The decrease in revenues is primarily the result of an 8.7% decrease in average revenue per participant and a 14.8% decrease in the number of course participants. The decrease in the average revenue per participant was caused primarily by certain pricing initiatives put in place to attract new customers and by changes in foreign exchange rates, primarily the United Kingdom, which negatively impacted revenues by approximately 2.4% quarter over quarter. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules totaled $4.2 million for the third quarter of fiscal year 2017 which was $1.1 million lower than the third quarter of fiscal year 2016. We believe that a contributing factor to this decline quarter over quarter in US Federal Government sales was due to the new presidential administration combined with the uncertainty over the federal budget.

During our third quarter of fiscal year 2017, we trained 12,637 course participants, a 14.8% decrease from the 14,829 course participants we trained in our third quarter of fiscal year 2016.  During our third quarter of fiscal year 2017, we provided 38,631 attendee-days of training, compared to 43,842 attendee-days of training in the same quarter in fiscal year 2016.

Our revenues from operations of $51.0 million during our first nine months of fiscal year 2017 were 14.8% lower than revenues of $59.9 million in the same period of fiscal year 2016. The decrease in revenues primarily resulted from a 10.5% decrease in average revenue per participant and a 4.8% decrease in the number of course participants when compared to the first nine months of fiscal year 2016. The decrease in average revenue per participant was caused primarily by lower average revenue from the use of aggressive pricing promotions during the period to attract new and retain existing course attendees, and changes in foreign exchange rates. Revenues were negatively impacted by approximately 3.3% period over period as a result of changes in foreign exchange rates. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules totaled $11.4 million for the first nine months of fiscal year 2017 which was $2.5 million lower than the first nine months of fiscal year 2016.

During our first nine months of fiscal year 2017, we trained 38,379 course participants, a 4.8% decrease from the 40,304 course participants we trained in our first nine months of fiscal year 2016. During our first nine months of fiscal year 2017, we provided 119,336 attendee-days of training, compared to 124,868 attendee-days in the same period in fiscal year 2016.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

 During our third quarter of fiscal year 2017, we presented 1,049 events, a 20.5% decrease from 1,319 events during the same period in fiscal year 2016 primarily due to an increased focus on improving gross profit. During the third quarter of fiscal year 2017, we did not guarantee to run as many events as we had done in the same period in fiscal year 2016. Our cost of revenues for our third quarter of fiscal year 2017 was $9.6 million, or 58.4% of revenues, compared to $13.2 million, or 62.8% of revenues, in the same period in fiscal year 2016. Accordingly, our gross profit percentage for our third quarter of fiscal year 2017 was 41.6% compared to 37.2% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2017 primarily reflects the 8.7% decrease in average revenue per participant that was offset by a 15.1% decrease in cost per participant. The decrease in cost per participant is primarily the result of a 27.7% decrease in the cost of revenues partially offset by the 14.8% decrease in the number of course participants. The 27.7% decrease in the costs of revenues reflect the impact of our Comprehensive Cost Reduction Program instituted in fiscal year 2016 and that has continued in fiscal year 2017, as well as lower real estate costs due to closure of an education center and select AnyWare centers, the reduction in the number of events, and the positive impact on expenses from changes in foreign exchange rates. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first nine months of fiscal year 2017, we presented 3,271 events, a 10.7% decrease from 3,661 events during the same period in fiscal year 2016. Our cost of revenues for our first nine months of fiscal year 2017 was $29.8 million, or 58.4% of revenues, compared to $37.7 million, or 63.0% of revenues, in the same period in fiscal year 2016. Accordingly, our gross profit percentage for our first nine months of fiscal year 2017 was 41.6% compared to 37.0% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues during our first nine months of fiscal year 2017 primarily reflects a 17.1% decrease in the cost per participant partially offset by the 10.5% decrease in revenue per participant. The decrease in cost per participant is primarily the result of a 21.1% decrease in the cost of revenues partially offset by the 4.8% decrease in the number of course participants. The decrease in the cost of revenues was primarily the impact of our Comprehensive Cost Reduction Program, the lower number of events, and the positive impact on expenses from changes in foreign exchange rates.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts. Our Comprehensive Cost Reduction Program focused on finding more efficient ways to develop and maintain new and existing courses.

During our third quarter of fiscal year 2017, course development expenses were 4.0% of revenues, compared to 6.4% in our third quarter of fiscal year 2016. Overall spending on course development in our third quarter of fiscal year 2017 was $0.7 million, compared to $1.4 million in our third quarter of fiscal year 2016.

Course development expense during our first nine months of fiscal year 2017 was $2.2 million, a decrease of $1.8 million compared to $4.0 million in the same period of fiscal year 2016.

In our third quarter of fiscal year 2017, we introduced 31 new IT course titles and two new management course titles. We retired eight IT course titles, three management course titles, and ten one-day course titles. The large number of new IT course titles is the result of our decision to partner with Microsoft to use their content in our courses. At the end of our third quarter of fiscal year 2017, our library of instructor-led courses numbered 310 titles compared with 374 titles at the end of the same quarter of fiscal year 2016. At the end of our third quarter of fiscal year 2017, we had 159 multi-day IT titles in our course library, compared with 136 multi-day titles at the end of the same quarter of fiscal year 2016. Our library of multi-day management titles numbered 71 at the end of our third quarter of fiscal year 2017, the same as at the end of the third quarter of fiscal year 2016. Our library of one day courses numbered 80 at the end of our third quarter of fiscal year 2017, compared to 167 at the end of the same quarter of fiscal year 2016.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our third quarter of fiscal year 2017 were 19.5% of revenues, compared to 22.4% in the same quarter of fiscal year 2016. Sales and marketing expenses were $3.2 million in our third quarter of fiscal year 2017, compared to $4.7 million during our third quarter of fiscal year 2016. The decrease was driven primarily by reductions in direct marketing costs and personnel expenses as part of our Comprehensive Cost Reduction Program.

Sales and marketing expenses from operations during our first nine months of fiscal year 2017 were $10.3 million, a decrease of $3.9 million compared to $14.2 million in the same period of fiscal year 2016. The decrease is driven primarily by decreases in direct marketing costs and personnel expenses as part of our Comprehensive Cost Reduction Program.

 General and Administrative Expenses. General and administrative expenses in our third quarter of fiscal year 2017 were 21.4% of revenues, compared with 22.5% for the same quarter in fiscal year 2016. General and administrative expenses during our third quarter of fiscal year 2017 were $3.5 million, a decrease of $1.2 million, compared to $4.7 million in our third quarter of fiscal year 2016. The decrease reflects the results of the ongoing Comprehensive Cost Reduction Program.

General and administrative expenses during our first nine months of fiscal year 2017 were $11.5 million, a decrease of $2.9 million compared to $14.4 million in the same period of fiscal year 2016, primarily the result of our ongoing Comprehensive Cost Reduction Program.

Restructure Charge. In fiscal year 2016, we recognized a $1.9 million restructuring charge related to our Reston, Virginia facility. We previously determined this facility was surplus classroom space as a result of the classroom space that became available in fiscal year 2016 at our new facility in Herndon, Virginia. In March 2017, we re-evaluated the estimated cash flows from sublease rentals and operating expenses. As a result, we recorded an additional $0.4 million restructuring charge in our second quarter of fiscal year 2017. No additional charge was recorded in the third quarter of fiscal year 2017.

Loss from Operations. Our loss from operations for our third quarter of fiscal year 2017 was $0.5 million compared to a loss from operations of $3.0 million for our third quarter of fiscal year 2016.

For the first nine months of fiscal year 2017, our loss from operations was $3.1 million compared to a loss of $10.5 million in the first nine months of fiscal year 2016.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our third quarter of fiscal year 2017, we had other expense of $0.3 million compared to other income of $0.2 million in the third quarter of fiscal year 2016, primarily from net foreign exchange losses for the third quarter of fiscal year 2017 and net foreign exchange gains for the third quarter of fiscal year 2016.

During our first nine months of fiscal year 2017, other expense totaled $0.2 million compared to other income of $0.2 million in our first nine months of fiscal year 2016, again primarily from foreign exchange losses and gains for the periods.

Income Taxes. Our income tax provision in our third quarter of fiscal year 2017 was less than $0.1 million, approximately the same as in our third quarter of fiscal year 2016. The provisions for each of these quarters are primarily related to state income taxes and the income tax expense of the Company's foreign subsidiaries.

Our income tax provision for our first nine months of fiscal year 2017 was $0.3 million, compared to $0.2 million for our first nine months of fiscal year 2016, and are primarily related to state income taxes and the income tax expense of the Company's foreign subsidiaries.

Net Loss. Our net loss for our third quarter of fiscal year 2017 was $0.9 million compared to a net loss of $2.8 million for our third quarter of fiscal year 2016.

Our net loss for our first nine months of fiscal year 2017 was $3.6 million compared to net loss of $10.5 million for our first nine months of fiscal year 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of the third quarter of fiscal year 2017 which ended June 30, 2017, we reported an accumulated deficit of $18.9 million which is an increase of $3.6 million, or 23.6%, since the year ended September 30, 2016. We have also reported negative cash flow from operations for the nine months ended June 30, 2017 and for each of the previous five fiscal years as our revenues have declined each year over year during this period. At June 30, 2017, our capital resources consisted of cash and cash equivalents of $5.1 million, which is a decrease of $3.4 million, or 40.2% since the year ended September 30, 2016. While we have, and continue to take steps to stabilize revenues and decrease our operating costs on a year over year basis for fiscal year 2017, unless we are able to improve our liquidity in the future, there is substantial doubt about the Company’s ability to continue as a going concern. Our registered independent public accounting firm’s report on our audited financial statements for the year ended September 30, 2016 that is included in our 2016 Form 10-K contained an explanatory paragraph related to the Company’s ability to continue as a going concern.

We continue executing upon strategies to increase the number of attendees in our public courses and expand our overall customer base in order to increase our revenue. Many of these strategies relate to pricing initiatives to attract new customers or to re-engage old customers that have not used our services in many years.

We have accelerated our Comprehensive Cost Reduction Program with the goal of significantly reducing our fiscal year total costs when compared to the Company’s total costs for fiscal year 2016. These reductions have been initiated to right-size the Company’s operations, modernize its business operations to meet customer demand and preserve capital. We are starting to see the results of the Comprehensive Cost Reduction Program as cost of revenues decreased $8.0 million for the first nine months of fiscal year 2017 when compared to the same period of fiscal year 2016, and operating expense decreased $8.3 million for the 2017 nine month period over the 2016 nine month period.

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

We are also continuing to evaluate additional sources of capital and financing. We have retained the services of a financial advisor to assist us in assessing strategic options available to the Company and among those options has included ways to improve liquidity. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to us or in amounts required.

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

At June 30, 2017, our net working capital deficit (current assets minus current liabilities) was $(13.3) million, a $2.8 million increase from the $(10.5) million working capital deficit balance at September 30, 2016. Current assets decreased $5.7 million during the period, due primarily to decreases in trade accounts receivable and cash. Current liabilities decreased $3.0 million during the period, primarily due to decreases in deferred revenues and trade payables.

 Cash Flows. Our cash and cash equivalents decreased $3.4 million to $5.1 million at June 30, 2017 from $8.5 million at September 30, 2016.

	Nine months ended
(in thousands)	June 30, 2017	July 1, 2016	Net Change
Cash used in operating activities	$(3,315)	$(7,691)	$4,376
Cash used in investing activities	(20)	(1,104)	1,084
Cash used in financing activities	(58)	0	(58)
Effects of exchange rate changes on cash and cash equivalents	(43)	(86)	43
Net decrease in cash and cash equivalents	$(3,436)	$(8,881)	$5,445

Cash used in operating activities decreased $4.4 million in the first nine months of fiscal year 2017, compared to the first nine months of fiscal year 2016, primarily due to the reduced net loss for the current period of $3.6 million compared to a net loss of $10.5 million for the first nine months of fiscal year 2016 partially offset by lower non-cash charges and a reduction in the balance of deferred revenues. Cash used in investing activities decreased by $1.1 million in the first nine months of fiscal year 2017 compared to the first nine months of fiscal 2016, due to decreased capital spending for equipment and leasehold improvements. Cash used in financing activities increased by $0.1 million in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016 as a result of payments on a capital lease obligation which began in the fourth quarter of fiscal years 2016.

Capital Requirements. During the nine months ended June 30, 2017, we made capital expenditures of less than $0.1 million. We plan to purchase less than $0.3 million in equipment and other capital assets during the remainder of fiscal year 2017. Our contractual obligations as of June 30, 2017 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2016 10-K.

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

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. We have taken this into consideration in developing our forward-looking outlook for our fourth quarter of fiscal year 2017.

Effect of Exchange Rates. Approximately 42% of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of August 1, 2017 were constant for our fourth quarter of fiscal year 2017, then we would expect foreign exchange rates to negatively impact fourth quarter revenues by approximately 0.5% when compared to the fourth quarter of fiscal year 2016. To the extent that the U.S. dollar rises against the functional currencies of our foreign subsidiaries, we would expect to experience further negative impact to our fourth quarter 2017 revenues. As a large percentage of our overhead costs are U.S. dollar-based, we would expect the corresponding positive impact to expense to be substantially less.

Fourth Quarter Revenues. We currently expect revenues for our fourth quarter of fiscal year 2017 of between $18.8 million and $19.8 million, compared to revenues of $21.7 million in our fourth quarter of fiscal year 2016.

Fourth Quarter Gross Profit. We expect a gross profit percentage in our fourth quarter of fiscal year 2017 of between 43.9% and 44.9% compared to 42.8% in our fourth quarter of fiscal year 2016.

Fourth Quarter Operating Expenses. We expect overall operating expenses for our fourth quarter of fiscal year 2017 to be between $8.0 million and $8.4 million, compared to $11.3 million in the same quarter a year earlier. The fourth quarter of fiscal year 2016 operating expense total includes a $1.9 million non-cash restructuring charge.

Fourth Quarter Income from Operations. As a result of the above factors, we expect to earn fourth quarter operating income of between $0 and $1.0 million compared with an operating loss of $2.0 million in our fourth quarter of fiscal year 2016. The fourth quarter of fiscal year 2016 operating loss also includes the $1.9 million non-cash restructuring charge.

Fourth Quarter Other Income (Expense), Net. We expect fourth quarter other expense to be less than $0.1 million.

Fourth Quarter Pre-Tax Income. Overall, we expect to report a pre-tax income for our fourth quarter of fiscal year 2017 of between $0 and $0.9 million, compared with a pre-tax loss from operations of $2.0 million in our fourth quarter of fiscal year 2016.

We do not provide detailed projections beyond the next quarter, in this case the 4th quarter of fiscal year 2017. However, based on what we see in revenue backlog and projections along with the success in our Comprehensive Cost Reduction Program, it is our objective for the Company to continue to improve profitability and achieve a positive income from operations in fiscal year 2018.

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

As of June 30, 2017, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

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

August 8, 2017

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