Form 10-K
period 2017-09-29
LEARNING TREE INTERNATIONAL, INC.
filed 2017-12-15
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of April 1, 2017 was $11,311,394. (Excludes 7,568,652 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of December 01, 2017, was 13,224,349.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be delivered to stockholders in connection with the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following:

•	ability to reverse our trend of declining year over year revenues and negative cash flows from operations and to maintain sufficient liquidity;

•	ability to obtain additional liquidity in amounts and on terms acceptable to the Company;

•	ability to successfully implement our new strategies to achieve our cost reduction goals;

•	competition;

•	international operations, including currency fluctuations;

•	attracting and retaining qualified personnel;

•	intellectual property, including having to defend potential infringement claims;

•	implementation of partnerships with third party providers of courses and or course material;

•	efficient delivery and scheduling of our courses;

•	technology development, new technology introduction;

•	maintaining cybersecurity

•	the timely development, introduction, and customer acceptance of our courses and other products;

•	changing economic and market conditions; and

•	adverse weather conditions, strikes, acts of war or terrorism and other external events.

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

SPECIAL NOTE REGARDING CLASSIFICATION AS A SMALLER REPORTING COMPANY

Our Form 10-K for our fiscal year ended September 29, 2017 has been prepared following the Securities and Exchange Commission (“SEC”) guidelines for a smaller reporting company as defined by 229.10 (Item 10) of Regulation S-K. The rules and guidelines for a smaller reporting company allow a company to reduce the amount of historical disclosure required.

PART I

Item 1.            BUSINESS.

As used in this Report (unless the context otherwise requires) “Learning Tree”, “we”, “our”, the “Company”, and “us” refer to Learning Tree International, Inc. and its subsidiaries.

Overview

Learning Tree International, Inc. is a leading worldwide provider to business and government organizations for the training and workforce development of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality, predominantly vendor independent training to more than 2.5 million IT professionals and managers. In fiscal year 2017, while presenting courses in 39 countries, we trained 53,170 course participants from approximately 4,700 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad library of intensive, instructor-led courses from one to five days in length, which at September 29, 2017 comprised 318 different course titles representing 5,889 hours of training, including 159 multi-day IT course titles, 76 multi-day management course titles, and 83 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, cyber and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development. We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish and Japanese. Our proprietary course development process enables us to efficiently and effectively customize our course content to specific customer requirements for delivery at customer sites.

We also partner with other organizations to broaden the breadth of training that we offer to our customers, with the objective of enabling us to meet an organization’s complete workforce needs. In terms of vendor partners, we reached agreement with Microsoft to become a Microsoft approved training partner, and we now offer Microsoft approved courses. This also allows us to accept Microsoft training vouchers and eliminates the need for us to maintain duplicate course content which has allowed us to retire the majority of our self-developed Microsoft courses. We have also begun offering our customers the ability to take courses we do not have in our course library from approved “Partner” providers. Through these “Partner” providers, we are able to offer courses in a number of different vendor technologies and products, including Cisco, Adobe, IBM, Red Hat, VMware, Hewlett Packard, Palo Alto Networks, and Amazon Web Services. In addition to our partnering strategy, we also recently announced that we will be making certain select proprietary Learning Tree course content available for use under a license agreement through third party resellers.  This is an additional approach to recognize value from our significant proprietary course content library.

We are also working more closely with a number of certification and accreditation organizations to offer training programs for IT professionals seeking to earn such certifications. We are a continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an International Institute of Business Analysis (IIBA) Endorsed Education Provider; an AXELOS Global Best Practice Strategic Partner; a GCHQ Certified Cyber Security Training Provider; a British Computing Society (BCS) Accredited Training Organization; and a Skills Framework for the Information Age (SFIA) Foundation Accredited Training Partner.  We also maintain partnerships and offer courses with Computing Technology Industry Association (CompTIA), International Council of E-Commerce Consultants (EC-Council), International Consortium for Agile (ICAgile), Information Systems Control Association (ISACA), International Info System Security Certification Consortium (ISC)2, International Software Testing Qualifications Board (ISTQB), Lean Kanban, Scrum Alliance, and The Open Group (TOGAF). In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology.

In addition to training, we offer a suite of Workforce Optimization Solutions to support an IT organization’s life-cycle of workforce development needs. Our solutions help ensure that an organization’s investment in training is relevant and leveraged to improving overall organization performance. These solutions range from helping organizations define their job roles, to assessing the current skills of the staff, providing coaching and mentoring of staff, offering blended learning in which we use different training modalities to offer an organization an optimized learning approach and even serving as an outsourced provider of an organization’s learning and training requirements.

We market and present our training courses and Workforce Optimization Solutions through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan. In fiscal year 2017, we generated approximately 37% of our revenues outside of the United States. We coordinate, plan and deliver our courses at our own Education Centers, hotels, conference centers, other specially equipped facilities, and customer sites worldwide.

We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which enables individuals located anywhere in the world to use an Internet browser to connect with the classroom and participate online in instructor-led classes being conducted live in our Education Centers, at customer locations, or at other specially equipped facilities, without the need to travel or commute to the course site. Once logged in, AnyWare™ class participants see and hear their classroom-based instructor and classmates in real time, and can view the instructor’s annotations on two in-class MagnaLearn™ projection screens. They are able to participate in discussions, ask questions, work in breakout sessions, and complete the hands-on exercises in the same way as their in-class counterparts under the guidance of an expert instructor. They gain the full benefit of our proprietary courseware, and achieve the same level of knowledge and skill transfer as in-class participants. Through technology such as AnyWare™, we are effectively applying technology to leverage the strengths of our classroom offerings while also providing greater flexibility to our customers by offering more scheduled course dates from which to choose. We are continuing to investigate other technology-based training formats and how they may be effectively integrated into our training programs.

Our instructors are not full-time employees of Learning Tree; rather, they are practicing professionals selected for their expertise of the subject matter they teach, who are compensated on the basis of the number of actual courses taught. Our average instructor has over 20 years of hands-on, real world experience in the fields that they teach. Learning Tree instructors teach an average of approximately seven course events per year on an as-needed basis. During the rest of the year, they typically work for other organizations either as full-time employees or as independent technical or management consultants.

Business Strategy

The needs of organizations for training and professional development are evolving, and particularly so in the IT technical, analyst, and management disciplines. Organizations, whether commercial companies or government agencies, are looking to ensure the investment in their IT workforce directly supports improved outcomes, including more successful project delivery, improved delivery processes and product quality, and ultimately improved business or mission outcomes. Further, from an individual learner’s perspective, the rise of e-learning solutions has provided significant new options for self-directed learning. As such, Learning Tree’s primary focus is evolving from being an IT training company for its customers’ employees to now becoming a company that partners with the IT organizations of its customers to meet the full range of an organization’s training needs for its workforce. As such, in addition to our goal of maintaining our position as the premier provider of instructor led IT training and professional development, our business strategy has evolved to encompass three objectives:

●

Offer a full range of Workforce Optimization Solutions that augment our traditional hands-on, instructor-led training capabilities. Our Workforce Optimization Solutions cover the life-cycle of workforce development needs, from helping organizations define their organization structures, processes, and job roles; to assessing the current knowledge, skills and abilities (KSAs) of the staff; to supporting the implementation of the means to enhance the KSAs through training, coaching, and mentoring of staff, along with supporting organizational process improvements; and to providing an outsourced service in which Learning Tree manages all of an organization’s learning initiatives. These additional solutions augment and support our traditional training service offerings. As an example, the use of Learning Tree’s automated skills assessments can provide customers with objective feedback on the strengths and weaknesses of their IT staff in their respective professional disciplines. Such information is particularly valuable in creating custom learning plans, including recommended training courses to maximize a staff member’s effectiveness on the job. From an organizational perspective, our instructors, who are practitioners in their field, can go beyond the classroom to support organizations in driving process changes, in areas as diverse as planning and budgeting, service management, and project management.

●

Add e-Learning capabilities to our training solutions. Based on existing studies, instructor-led training currently remains the best way to learn a subject area. Yet we recognize that self-directed e-Learning (meaning online courses without an instructor) continues to grow and gain market acceptance, given the convenience and lower costs of e-Learning in certain situations. Accordingly, Learning Tree believes that a blended learning approach, in which we work with an organization to harness the best of both instructor-led and e-learning is the most effective way to deliver our courses and for attendees to learn today. To that end, we have and will continue to work with our clients to develop customized e-Learning modules that are optimized to augment instructor-led classes. We intend to extend this model and work with other e-Learning platform providers, tailoring our classes to maximize the effectiveness of a blended learning solution.

●

Provide a comprehensive suite of training courses to meet the needs of IT organizations. Learning Tree develops and maintains its own proprietary course content for its training courses worldwide. In addition to our own proprietary courses, we strategically broadened our course offerings by adding titles from certification organizations, hardware and software vendors, and from other training vendors. As an example, we are partnering with ISC[2], an organization offering cyber security professional certifications, to offer their courses for preparation of the exams to become a Certified Information Systems Security Professional (“CISSP”) and a Certified Cloud Security Professional (“CCSP”). In regards to vendor partners, we have entered an agreement to offer official Microsoft courseware that will be taught by our instructors at our Education Centers.  While causing us to retire some of our proprietary Microsoft courses, we anticipate adding more than 70 Microsoft course titles, which will significantly broaden our Microsoft curriculum. In addition, the agreement also provides us with the ability to offer Microsoft on-demand courseware that can be taken any time. We are also now offering courses provided by other training providers for a wide range of courses, including training on Cisco, Adobe, IBM, Red Hat, VMware, Hewlett Packard, Palo Alto Networks, and Amazon Web Services products. By providing a comprehensive suite of training courses to IT organizations, we are able to more effectively partner in providing the full complement of courses needed by our customers.

We are experiencing growth in our business of supporting enterprise customers by providing them with Workforce Optimization Solutions and customized training products to meet their needs. However, we continue to experience a decline in course attendance at our public courses which are taught at our Education Centers. To address this decline, the Company has been working to leverage resellers and other partner models to increase our sales reach, increasing the size of our sales teams, shortening the duration of some of our courses and partnering with certification organizations and other training providers to broaden and deepen the training products we offer. Our overall objective continues to be the reversal of the year-over-year declines in revenue we have experienced recently by stabilizing revenue from training offered to our clients at our Education Centers while growing revenue from enterprise clients through Workforce Optimization Solutions and other customized training products.

Comprehensive Cost Reduction Program

In addition to strategies to stabilize and grow our revenue in fiscal year 2018 and improve liquidity, we continued to reduce our operating expenses through a comprehensive cost reduction program initiated in fiscal year 2016. As a result of this program, we reduced operating expense by approximately $10.7 million in fiscal year 2017 compared to operating expense in fiscal year 2016. This excludes non-cash restructuring charges of $1.9 million in fiscal year 2016 and $0.4 million in fiscal year 2017 relating to excess classroom capacity at our Reston, VA facility. In addition, we reduced our cost of revenues in fiscal year 2017 by $9.9 million or 19.7% by right-sizing our operations and reducing travel and shipping costs. We intend to continue taking appropriate steps to streamline our operations to reduce or eliminate excess costs.

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

As part of Workforce Optimization Solutions, we offer a skills assessment solution aligned with competencies defined by the non-profit organization, Skills Assessment for the Information Age (SFIA) Foundation. Our current skills assessment library contains more than 15,000 questions that cover 130 different roles across IT disciplines. We have developed an automated, online tool for individuals to complete assessments, and we are working with several companies to help them assess staff competencies as input to developing individual learning plans.

Through Workforce Optimization Solutions, we are successfully providing Project Acceleration Workshops for organizations. These workshops combine training with support work on a specific customer project. For example, a Project Acceleration Workshop might be focused on creating a Work Break Down (WBS) structure for a project, and as such our instructor would provide training to the customer project team on that subject. But the Workshop would then focus on the creation of a WBS for a specific customer project, so that at the end of the Workshop, the customer project team has both a tangible tool and skill to help manage their project. We frequently receive positive feedback on the value of these workshops by both attendees and the customer organizations.

While Workforce Optimization Solutions is a key strategic initiative for the Company, we do not anticipate Workforce Optimization Solutions in and of itself will generate significant revenue as a product.  It is, however, an important strategy to expand our relationships with both existing and new customers and as such, positions us to offer additional training solutions, particularly to larger customers.

In addition to our new business strategies, we continue to invest in and develop our sales functions. Beginning in fiscal year 2018, we combined our North American sales forces into a single team that now enables every sales representative to offer the best training solution for the customer. This change together with the Workforce Optimization Solutions we now offer has enabled us to better position ourselves to support large corporations and government agencies and has supported our financial objective by helping us to begin to once again grow our revenue base.

 Commitment to Quality Training. For the past 43 years, we have set the highest standards of excellence in educating and training IT professionals and managers throughout the world. Our course participants have consistently rated Learning Tree instructors and courses at the top end of the scale. These ratings reflect our ongoing commitment to quality and innovations in instructional delivery, including our patented MagnaLearn™ Instructional Enhancement System, AdaptaLearn™ Hands-On Learning System, After-Course Instructor Coaching, Computing Sandbox for Practice and Experiments, as well as the latest up-to-date hands-on course equipment, continuing revision and updating of our course materials, and the ongoing training and coaching of our already superb instructors. Our AnyWare™ e-Learning platform extends the full range of Learning Tree features and standards to our online participants, so that they enjoy the same results as our in-class participants.

  High Quality Instructor Team. As of September 29, 2017, we had more than 650 course instructors located around the world. Learning Tree instructors are practicing professionals with expert subject knowledge. Our average instructor has over 20 years of “hands-on, real world” experience in the fields they teach. Learning Tree instructors teach an average of approximately seven course events per year on an as-needed basis. During the rest of the year, they typically work for other organizations either as full-time employees or as independent technical or management consultants. This on-demand structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to customers’ needs for IT and management skills training. Our course participants particularly benefit because Learning Tree instructors generally spend the majority of their time working in industry settings, and therefore provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments. Our instructors also provide us with unique access to a large pool of industry experts on IT and management trends throughout the world that is especially valuable in our decisions and development process for new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a systemized process in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal as evidenced by our annual instructor retention rate of over 90%.

Broad Course Library. We offer a broad course library which as of September 29, 2017 totaled 318 instructor-led one- to five-day course titles comprising a total of 5,889 hours of classroom instruction covering a wide range of IT and management topics.

The following table itemizes the number of Learning Tree course titles and number of hours of training by curriculum as of September 29, 2017:

Curriculum	Number of Course Titles	Total Hours of Training
Cyber Security	30	603
Windows Systems	26	630
SQL Server	26	498
Agile and Scrum	25	354
Leadership & Professional Development	23	264
Project Management	20	306
SharePoint	18	372
.NET/Visual Studio	16	312
Web Development & XML	15	264
Business Analysis	15	216
ITIL® & COBIT® Training	13	288
Big Data	12	222
Microsoft Office	12	168
Software Development	11	192
Networking & Virtualization	10	270
Linux & UNIX	9	174
Java Programming	9	162
Communication Skills	8	150
Oracle Databases	7	174
Mobile App Development & Mac Programming	6	120
Cloud Computing	4	78
Python, Perl, & C++	3	72
Total	318	5,889

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

To ensure that we can meet the full needs of our customers for IT training, we are selectively augmenting our own proprietary courses by offering courses from vendors and other content providers.  Prior to adding any such courses to our library, we use our subject matter experts to review the courses to ensure that such courses will meet the standards of quality that our customers expect from Learning Tree.

Our management courses, while including core concepts and theory, focus heavily on providing practical skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises that provide them an opportunity to practice applying key concepts in real-world situations. These real-world scenarios are primarily delivered through our performance-based management training platform which brings the real world to life in the classroom through the use of computer-based and rich-media simulations, supplemented with substantial amounts of hands-on exercises and group activities, all facilitated by experts in their respective fields.

As of September 29, 2017, we offered 159 multi-day titles in our IT curriculum, compared to 140 multi-day titles at the end of fiscal year 2016. As of September 29, 2017, we offered 76 multi-day titles in our management curriculum, compared to 70 multi-day titles at the end of fiscal year 2016. As of September 29, 2017, we offered 83 one-day courses compared to 139 one-day course titles at the end of fiscal year 2016, bringing the total number of courses offered to 318. The number of one-day course titles declined significantly in 2017 because we retired a large number of these courses due to low demand.

Over our 43-year history, we have developed and implemented a well-defined, systematic approach for rapidly developing, customizing and updating courses in the Learning Tree library and for translating our course content into multiple languages. We organize courses into curricula that reflect general topics or disciplines. We continuously update our course curriculum structure and course content and add new course titles to keep pace with the introduction of new technologies and to reflect the evolving training needs of our customers. To identify potential new courses for development, we incorporate feedback from the worldwide Learning Tree instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2017, we introduced 63 new multi-day course titles, while retiring 38 multi-day and 56 one-day course titles. We expect course development costs to vary in the future, primarily depending on the number of new titles we introduce in any period, as well as the overall size of the total course library we must maintain. As described above, we also partner with other organizations to offer their course titles.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world, and by making our advertised course titles available online through Learning Tree AnyWare™. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers, hotels, and conference facilities worldwide. We also present standard or customized courses on demand at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 650 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver our Learning Tree courses both domestically and internationally.

In fiscal year 2017, we presented 4,543 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 39 countries. We currently operate wholly-owned subsidiaries in the United States (since 1974), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. In fiscal year 2017, our foreign operations produced approximately 37% of our revenues. See Note 9 of “Notes to Consolidated Financial Statements” for financial data regarding operating segments and geographic regions. In August 2017, the Company terminated its License Agreement, dated March 3, 2015, with Educinvest SPRL, which became effective immediately. The License Agreement was entered into with Educinvest at the time of the sale of the Company’s subsidiary in France and provided for the license of courses by Educinvest in France.  The French market is now being served by our UK operation while the Company is evaluating other business opportunities that may be available to it as a result of the termination of the License Agreement.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, medium-sized companies and government organizations throughout the world, and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Our customers operate in a wide range of sectors, including finance, computer, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Of our 100 largest clients in fiscal year 2012, 99 were still our clients five years later in fiscal year 2017. In fiscal year 2017, more than 100 of our corporate and government customers purchased at least $100,000 of Learning Tree services. No one commercial customer or government agency accounted for 10% or more of our revenues in fiscal year 2017.

Backlog. Our sales backlog at September 29, 2017 was $13.5 million. This compares to a sales backlog of $14.8 million at September 30, 2016. We currently expect the entire backlog to be executed within fiscal year 2018.

Multi-Tiered Sales and Marketing Organization. We have a multi-tiered sales and marketing organization that integrates digital marketing, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers. As of September 29, 2017, we employed a team of 28 full-time field sales representatives and a telemarketing sales team of 81 full and part-time telemarketers and related support staff.

We maintain a strong brand image for providing high-quality training for IT professionals and managers through the prominent use of our trademarks in our marketing and course materials. We market our courses primarily through digital marketing campaigns and electronic mail to our proprietary database of approximately three (3) million technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses. We send targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. We also market our products and services on our website (www.learningtree.com). Information contained on our website is not part of this Form 10-K.

To encourage repeat purchases from existing customers, we have introduced My Learning Tree for attendees and managers of attendees. Learning Tree customers are provided with their own ‘My Learning Tree’ account, which attendees and their managers can use to access a growing list of unique benefits. We also offer multiple-course discount programs through Learning Tree “Training Passports” and Learning Tree “Training Vouchers”, and provide the Specialist and Expert Certification Programs. We believe that in addition to generating revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree courses to their colleagues.

Learning Tree Training Passports permit an individual Passport holder to attend up to a specified number of courses, generally two, three or four, during a one- to two-year period. List prices for Passports are significantly discounted from the list price of the equivalent number of individual courses. The Learning Tree Training Voucher program allows corporate customers to buy Vouchers in quantities from three to hundreds at volume-discounted prices, for future courses to be taken by any person in the customer organization generally over a 12-month period.

Markets and Competition

Instructor-Led Training. We are a for-profit provider of IT training and management education. Our main competitors offer course titles and programs similar to ours at prices in a range equal to or lower than ours.

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

The IT and management training market is highly fragmented with low barriers to entry. We face intense competition from both established entities and new entries in the market. Our primary competitors include:

•	internal training departments;

•	computer hardware and software vendors and their authorized training and education center partners;

•	independent education and training companies;

•	academic providers; and

•	systems integrators and value-added resellers.

Many third-party training providers offer training as one of several services or product lines. We differentiate ourselves from these providers based on our experience over four decades, the breadth and quality of our proprietary course library, our addition of workforce optimization solutions, our worldwide delivery capability, and the size, quality and experience of our instructor force.

Internal training departments generally deliver training at lower cost than third parties and provide companies with the most control over the method and content of training, enabling them to tailor programs to their specific needs. However, internal trainers find it difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand for training, and therefore many organizations must supplement their internal training resources with externally supplied training. This is particularly relevant when dealing with new and emerging technologies. Additionally, internal training departments may not deliver consistent content or use consistent instructional methods on a worldwide basis, while we offer consistent course contents, instructional methods, and quality around the globe.

E-Learning and Blended Learning. IT and management training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Independent industry reports suggest that, consistent with the prior ten years, instructor-led classroom delivery continues to be the most widely used method for delivery of corporate training, with approximately 66% of all training being instructor-led. We believe this is because instructor-led training provides the greatest ability for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem-solving with their instructor and fellow participants, and the opportunity to get expert advice on the application of the course material to their own projects. Furthermore, instructor-led classroom training insulates course participants from workplace interruptions and accelerates their learning of new technologies. The use of technology-based IT training formats, such as Internet-based e-learning, has gained acceptance in the IT and management training and education market, largely gaining market share at the expense of other self-study formats including video and printed materials.

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

We have utilized stand-alone AnyWare™ Learning Centers in strategic locations to promote the use of on-line attendance through the use of our AnyWare™ product. These AnyWare™ Learning Centers provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for equipment, communication, Internet connectivity speed, and learning environment, at a location near to where they live or work, minimizing added travel costs to attend courses at our Education Centers. As acceptance of the AnyWare™ product has grown, we have reduced the number of stand-alone AnyWare™ Learning Centers, which are typically located in short-term leased facilities with a capacity to handle from two to five attendees. As of September 29, 2017, we had a total of 17 Learning Tree AnyWare™ Learning Centers, including six stand-alone AnyWare™ Learning Centers in North America, four in Sweden, and another seven located within our Education Centers. The AnyWare™ Learning Centers located within our existing Education Centers in North American have the capacity to handle on average eight attendees each.

 In recognition of the growing use of e-learning products in the IT and Management training market, we are selectively incorporating e-learning capabilities into our course library to improve our customers’ learning experience.  We currently offer a number e-learning products, including products from Microsoft, EC-Council, and Red Hat.  During fiscal year 2018, we anticipate releasing additional products, including stand-alone labs for various technologies and blended learning modules which augment instructor-led courses with e-learning capabilities.

Strategic Initiatives

Learning Tree has been and is continuing to explore strategic options available to it to enhance stockholder value. The Company is continuing to evaluate all strategic options available to it, including those to obtain additional sources of capital and financing in order to improve its liquidity. There is no assurance that additional capital and/or financing will be available to the Company and, even if available, whether it will be on terms acceptable to us or in amounts required. Learning Tree does not expect to comment further or update the market with any additional information on the strategic options it is evaluating, unless and until its Board of Directors deems disclosure appropriate or necessary.

Employees

Our executive officers have extensive experience in the training and education industries with an average tenure of 11 years at Learning Tree and over 22 years of relevant industry experience.

On September 29, 2017, we had a total of 257 full-time equivalent employees, 93 of whom were employed outside the United States. We also utilized the services of 650 expert instructors to teach our courses on an “as-needed” basis.

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

We develop proprietary course content and own the copyright to the majority of course materials we develop. We believe these copyrights help differentiate our services from those of our competitors.

Our MagnaLearn® Instructional Enhancement System is covered by patents in the United States and a number of foreign countries. The MagnaLearn® system gives Learning Tree instructors greater flexibility to customize and pace course presentations by allowing them to annotate, highlight and manipulate course materials on two independent projection screens, in real time. The system also provides automated feedback to our course development staff, allowing us to continually improve and update our course content worldwide and on an immediate basis from a centralized location.

We have also obtained patent protection in the United States and a number of foreign countries related to our Learning Tree AnyWare™ live online learning platform.

Regulatory Environment

We are paid directly by the employers of course participants and do not receive funding from any government student-aid or loan programs. As a result, we do not depend on government Title IV funding and are generally exempt from the governmental regulation of public education providers. However, our results of operations could be affected by future changes to current licensing or regulatory requirements.

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

Going Concern; Limited Liquidity and Negative Cash Flows

We have had negative cash flows from operations, have not achieved a net profit on an annual basis for the past three years and there is substantial doubt about our ability to continue as a going concern. If we are not able to generate positive cash flow, our business operations may not be able to continue.

Over the past three years we have experienced net losses and declining revenues. In fiscal year 2017, our worldwide revenues from continuing operations decreased to $70.7 million from $81.6 million in fiscal year 2016, or 13.4%. In fiscal year 2016, our worldwide revenues from continuing operations decreased to $81.6 million from $94.9 million in fiscal year 2015, or 14.0%. These conditions raised substantial doubt about the Company’s ability to continue as a going concern as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2016. While we initiated several business strategies and initiatives to stabilize and increase revenue and implemented a comprehensive cost reduction program that reduced both cost of revenues and operating expenses, there is no assurance we will be able to generate sufficient cash flow, improve our profitability or increase our liquidity for fiscal year 2018 and beyond. As a result, the report the Company received from its independent registered public accounting firm on its consolidated financial statements as of September 29, 2017 again contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

Our consolidated financial statements were prepared based on the assumption that we will continue to operate as a going concern and do not reflect any adjustment that might result if we were not able to continue operations.

The consolidated financial statements for the fiscal year ended September 29, 2017 that accompany this Form 10-K were prepared under the assumption that we will continue to operate as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustment or impact that might result if we were not unable to continue ongoing operations.

Our Financing Agreement requires there to be acceptable Company accounts receivable in order to receive advances from our lender, which amounts may not be available in the amounts or at the times that we may need them.

We entered into a Financing and Security Agreement dated January 12, 2017 (“Financing Agreement”) with Action Capital Corporation (“Action Capital”), which provides us with potential access to borrow up to $3.0 million. Amounts advanced to us under this Financing Agreement are subject to the prior approval of Action Capital and the availability of accounts receivable acceptable to Action Capital. Accordingly, there is no assurance that advances will be made to us in the amounts and at the times when they are requested by us, which could have an adverse impact on our liquidity and ability to operate the business. In addition, we may not have the requisite amount of acceptable accounts receivable in order to borrow up to the maximum principal amount under the Financing Agreement.

The loss of available credit under the Financing Agreement or termination of the Financing Agreement could adversely affect our liquidity and our ability to operate our business.

We are currently in compliance with all of the terms and conditions of the Financing Agreement. If, however, events were to occur which result in either a termination of the Financing Agreement, us losing all or a substantial portion of our available credit under the Financing Agreement, or if we are otherwise prevented from accessing such funds, and we did not have an alternative line of credit or other additional sources of capital available, then we would need to rely upon our cash and cash equivalents for our working capital needs, which may not be sufficient. In addition, because the Financing Agreement has no set term and may be terminated by either party at any time, we cannot be certain that access to capital sourced through this lending arrangement will be available when needed. If we were unable to replace this source of liquidity, then our ability to fund our operations could be materially and adversely affected. We cannot be certain that any additional financing will be available to us or that it will be available on commercially reasonable terms.

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

Prior to entering into the Financing Agreement, we primarily relied upon our balance of cash and cash equivalents plus cash flows from operations to finance our operating cash needs. Our working capital needs have exceeded, and are anticipated to continue to exceed for the near future, our cash flows from operations. If we do not generate positive cash flow from operations or have access to advances under the Financing Agreement at the amounts we need or obtain access to capital from additional sources that may or may not be available to us, or even if available, may not be on satisfactory terms or in adequate amounts, then our cash and cash equivalents will continue to decline. Consequently, any adverse impact on our operating results would impact our cash flows from operations and our ability to continue to meet our operating cash needs which would likely have a material adverse impact on our business, financial condition, results of operations and our stock price.

Price Fluctuations and Limited Market for Our Common Stock

Historically, our common stock price has fluctuated, and we expect fluctuations to continue in the future.

General Factors. We believe some of the reasons for past fluctuations in the price of our stock related to factors such as:

•	variations in our revenues, gross margins, cash flows, earnings or other financial results;

•	fluctuations in general conditions in the economy, our market, and the markets served by our customers;

•	announcements of developments related to our business, including recent announcements regarding the Company’s going concern, potential strategic initiatives and cost cutting measures;

•	announcements concerning new products, strategies or enhancements by us or our competitors;

•	developments in our relationships with our customers;

•	market perceptions of new means of delivering training;

•	introductions of new technologies both by our customers and technology vendors; and

•	limited public float and low daily trading volume.

In addition, prices in the stock market, particularly for technology-related stocks, have been volatile in recent years. In some cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our operating performance.

Future Sales of Our Common Stock and Securities.

Sales of our common stock by our founders, officers, directors and employees could adversely and unpredictably affect the price of shares of our common stock. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 13,224,349 shares of common stock outstanding as of December 1, 2017, as of that date, we are authorized to issue up to 650,000 shares of common stock upon the exercise of outstanding options. We cannot predict the effect that any such future sales of our common stock, or the potential for those sales, will have on our share price.

In addition, the Company is looking at different strategic options available to it to increase its capital and improve its liquidity, which may include raising capital through the sale of equity or debt securities. If the Company completes the sale of additional shares of common stock or other equity securities of the Company, such sales may adversely impact the stock price of the Company’s common stock and also result in potential dilution of existing stockholders.

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

Fluctuations in Operating Results

We may be unable to realize our business strategy of improving operating performance, growing our business and generating savings and improvements. Over the past five years the Company has been experiencing a decline in course attendance and revenue generated from our operations. As a result, we have been implementing new strategic initiatives, including those described in this Form 10K, which include offering and expanding the services provided through Workforce Optimization Solutions, adjusting the duration of some of our courses to be more competitive, the comprehensive cost reduction program, Guaranteed to Run (“GTR”) courses, and pricing promotions that are designed to improve our operating performance, stabilize and increase revenue and grow our business. The failure to achieve the goals of some or all of these initiatives could have a material adverse effect on our financial condition, results of operations and our business as a whole. There is no assurance that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.

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

 Many of the new titles now being offered are not developed or taught by Learning Tree, but rather were obtained from other providers. As we are reselling other providers courses, our ability to ensure a quality customer experience is limited. While we do review and approve partner courses before offering them to our customers, our revenues could be negatively impacted if our customer is not satisfied with their course.

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

Use of Accounting Estimates. The preparation of our financial statements in conformity with Accounting Principles Generally Accepted in the United States (“GAAP”) requires us to make estimates and assumptions in calculating our financial results. As one example, we currently offer our customers a multiple-course sales discount referred to as a Training Passport, which allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a one- to two-year period for a fixed price. For a Training Passport, the amount of revenue we recognize for each attendance in one of our courses is based upon the selling price of the Training Passport, the list price of the course taken, the average list price of all courses taken, and our estimate of the average number of courses a Passport holder will actually attend. After expiration of a Training Passport, we record the difference, if any, between the revenue previously recognized and the Training Passport selling price. We base our estimate of the average number of course events that a Training Passport holder will attend based on historical trends. However, these historical trends may not accurately predict the actual number of course events that a Training Passport holder will attend in the future. If average Training Passport attendance rates were to increase, for example, we would have to make negative adjustments to our revenue, which could be significant. For a summary of some of our key accounting estimates, please see our “Critical Accounting Estimates and Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may not be able to fully utilize our deferred tax assets and changes in our tax rates or exposure to additional tax liabilities could adversely affect our financial position. In fiscal year 2012, we established a valuation allowance against our deferred tax assets in the United States due to current year and projected future pre-tax book losses. We continue to maintain this valuation allowance throughout fiscal years 2013, 2014, 2015, 2016 and 2017. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part, primarily with respect to projected taxable income. The estimate of future taxable income can never be predicted with certainty as it is dependent on numerous factors, some of which are beyond our control. Substantial variance of actual results from estimated future taxable profits, or changes in our estimate of future taxable profits, could lead to changes in deferred tax assets being realizable, and would require a corresponding adjustment to the valuation allowance. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions, decisions on repatriation of foreign earnings, and changes to our valuation allowance in future periods. As a result, we may not be able to use the full amount of our deferred tax assets and may be exposed to elevated tax rates or additional tax liabilities, which could adversely affect our financial position.

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

Risks Associated with Technology Changes

If we do not adequately anticipate or respond to changes in technology, it could have a material adverse effect on our operating results and stock price. Changes in technology can affect our business in at least two principal ways. First, we must anticipate and keep pace with the introduction of new hardware, software and other information technologies and develop courses that effectively train customers in the technologies they use now and will use in the future. Second, we must adapt to changes in the technologies by which we can deliver training to our customers’ employees. As a result of technology developments, we may have to make substantial and unanticipated expenditures to develop new course titles, buy new equipment, or invest in further course development software and processes to deliver our courses. Our liquidity and cash flow situation could negatively impact our ability to accomplish this. Further, we may not adequately anticipate or respond successfully to technology changes for many reasons, including misjudging the impact of technology changes, as well as financial, technological or other constraints. A lack of adequate response on our part to changes in information technology platforms, customer preferences or software technology could have a material adverse impact on our operating results and stock price.

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

Changes in the European regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations. We are subject to a number of laws, rules and directives (which we refer to as “privacy laws”) relating to the collection, use, retention, security, processing and transfer (which we refer to as “process”) of personally identifiable information about our customers and employees (which we refer to as “personal data”) in the countries where we operate. Much of the personal data that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Regulatory scrutiny of privacy, data protection, collection, use and sharing of data is increasing on a global basis. There is uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies such as cloud computing. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business, and violations of privacy and data protection-related laws can result in significant penalties and damage to our brand and business. In addition, compliance with inconsistent privacy laws may restrict our ability to provide products and services to our customers. A determination that there have been violations of privacy or data protection laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.

In Europe, we are subject to the 1995 European Union (“EU”) Directive on Data Protection (“1995 Data Protection Directive”), which requires EU member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines. The EU member state regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. On December 15, 2015, the European Parliament and the Council of the European Union (Council) reached a political agreement on the future EU data protection legal framework referred to as the General Data Protection Regulation (“GDPR”), which will replace the 1995 Data Protection Directive. The GDPR will have significant impacts on how businesses can collect and process the personal data of EU individuals. The GDPR will become effective in May 2018. The Company is undertaking measures to seek to comply with the GDPR by the effective date. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions, alter the way we conduct business and/or could otherwise have a material adverse impact on our results of operations.

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

Control by Certain Stockholders

Our Chairman and Founder beneficially owns a majority of our outstanding shares, and therefore could have significant influence over our policies and affairs and is in a position to determine the outcome of corporate actions. As of December 1, 2017, Dr. Collins, our Chairman of the Board of Directors, beneficially owned (including shares owned with his wife, Mary Collins, a director of the Company) approximately 56.7% of our outstanding shares of common stock. Consequently, Dr. Collins and Mary Collins have significant influence over our policies and affairs and may be in a position to determine the outcome of certain corporate actions and transactions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate governing documents and the approval of business combination transactions, including the sale of the Company, whether by merger or sale of our assets.

Dr. Collins and Mary Collins have made, and may make in the future, statements through amendments to the Schedule 13D filed by them with the SEC with respect to their beneficial ownership of shares of our common stock and any plans or proposals they may have with respect to the matters required by Schedule 13D. Any such statements may adversely impact the marketability of our common stock.

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

The United States government’s inability to agree on a federal budget may adversely impact our operations and financial results. We derive a significant amount of our revenues from the U.S. federal government. We believe the implementation by the U.S. federal government of the automatic spending cuts commonly referred to as “Sequestration” in 2013 had a significant negative impact on our North American operations as our government customers faced uncertainty over whether the amount of funds allotted for training was actually available. We believe that this uncertainty then and in the years that have followed led to lower enrollments and cancellation of existing enrollments from the government sector and to some degree from those of our commercial customers that rely heavily on government contracts. Currently the U.S. federal government is operating under a Continuing Resolution and is under the first year of a new Presidential administration, both of which can lead to government agencies using our services not being allocated sufficient funds. Such agencies may then not be able to continue using our services, which could adversely impact our operations and financial results.

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

Item  1B.        UNRESOLVED STAFF COMMENTS.

None.

Item 2.            PROPERTIES.

Our corporate headquarters are located at 13650 Dulles Technology Drive, Herndon, Virginia 20171. This facility, under lease for nine more years as of September 29, 2017, houses our corporate headquarters, as well as the sales, administrative and operations groups of our U.S. subsidiary and a twelve classroom Education Center. We lease or rent all of our other offices and Education Center classroom facilities. These other leases expire at various dates over the next five years.

We believe that our facilities are adequate and suitable for our needs. In general, at current attendee levels, we have excess capacity at most of our Education Centers. Accordingly, we have been seeking to address this excess capacity by reducing the size of some of our facilities and by renting excess classrooms. During fiscal year 2016, our leases for space in Los Angeles, CA and Chicago, IL expired and we did not replace the capacity of these facilities. During fiscal year 2017, the lease for our New York facility expired and we did not renew this lease. Instead, we are continuing to offer courses in New York under a five year agreement with a third party that provides us with ten classrooms at their location in New York City. The lease for our Alexandria, VA facility was also set to expire at the end of fiscal year 2017, however in October 2017, we amended the lease for this facility to reduce the square footage leased from 14,037 square feet to 8,060 square feet and the number of classrooms from seven to five, as well as extend the lease term through December 31, 2022, provided that Learning Tree has the right to terminate the lease earlier, as of November 30, 2019. Similarly, the lease for our Rockville, MD facility was also set to expire on October 31, 2017, and we amended the lease for this facility in October 2017 to reduce the square footage leased from 25,976 square feet to 7,011 square feet and the number of classrooms from eleven to five, as well as extend the lease term through February 29, 2020. We have also assigned, through the end of the term, the leases for two floors of our London Education Center to a third party as of the end of fiscal year 2017 and will retain a lease for the ground and basement floors of the London Education Center.

We present our classroom courses at Learning Tree Education Centers in New York City, the Washington, D.C. area (four locations), Ottawa, Toronto, London, Stockholm, and Tokyo, as well as in other rented facilities in those and other cities worldwide as well as at our clients’ facilities.

The following table contains certain information regarding Learning Tree Education Centers and offices at September 29, 2017:

Location		Number of	Total Area in
(Metropolitan Area)	Function(s)	Classrooms	Square Feet
New York, NY	Education Center	10	Not Applicable	(a)
Washington, DC area	Education Centers (4 sites)	38	66,134	(b)
Herndon & Chantilly, VA	Office (2 locations)	0	36,831
London, England	Education Center & Office	13	20,236	(c)
Leatherhead, England	Office	0	19,464
Ottawa, Canada	Education Center & Office	6	13,742
Toronto, Canada	Education Center	10	17,207
Stockholm, Sweden	Education Center & Office	7	11,410
Tokyo, Japan	Education Center & Office	1	2,683
		85	187,707

(a)	Classrooms provided by a third party under a five year service agreement.
(b)

Classroom locations in Alexandria, Reston and Herndon, VA and in Rockville, MD. The Alexandria, VA Education Center will be reduced to 8,060 square feet with five classrooms in fiscal year 2018. The Rockville, MD Education Center will be reduced to 7,011 square feet with five classrooms in fiscal year 2018. The total area leased in the Washington, DC area will be reduced from 66,134 square feet to 41,192 square feet after the Alexandria and Rockville Education Centers are reduced in size.

(c)	Reflects the reduction in square footage after the assignment of two floors to a third party at the end of fiscal year 2017.

Item  3.            LEGAL PROCEEDINGS.

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

Price Range of Common Stock

Our common stock trades on the OTCQX under the symbol “LTRE.” Prior to July 23, 2015, our common stock traded on the Nasdaq Stock Market. The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock:

	High	Low
Fiscal Year 2016
First Quarter	$1.43	$0.73
Second Quarter	0.90	0.60
Third Quarter	1.35	0.70
Fourth Quarter	1.87	1.12

Fiscal Year 2017
First Quarter	$2.90	$1.60
Second Quarter	2.95	1.82
Third Quarter	2.55	1.95
Fourth Quarter	3.00	1.95

As of November 28, 2017, the number of holders of our Common Stock was 455, consisting of 42 holders of record and 413 stockholders whose stock is held by a bank, broker or other nominee.

Dividends

We did not pay any dividends in fiscal year 2017 or fiscal year 2016. We have no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors and to compliance with applicable laws. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect such payment would have on our financial condition and other factors that our Board of Directors may in the future consider to be relevant.

Sales of Unregistered Securities

We did not make any unregistered sales of our securities during fiscal year 2017 or fiscal year 2016.

Purchases of Equity Securities

We did not repurchase any shares during fiscal years 2017 and 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 29, 2017 regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal year 2017:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)(1)
Equity compensation plan approved by security holders	350,000	$1.32	0
Equity compensation plan not approved by security holders	300,000	1.23	0
Total	650,000	$1.28	0

(1) In December 2016, our 2007 Equity Incentive Plan (“2007 Plan”) expired and no additional shares are available for grant under the 2007 Plan.

For a description of our equity compensation plan and our equity grants, see Note 6 of “Notes to Consolidated Financial Statements.”

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

OVERVIEW

Nature of the Business. Learning Tree International, Inc. is a leading worldwide provider to business and government organizations for the training and workforce development of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality, predominantly vendor-independent, training to more than 2.5 million IT professionals and managers. In fiscal year 2017, while presenting courses in 39 countries, we trained 53,170 course participants from approximately 4,700 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad, predominately proprietary, library of intensive instructor-led courses from one to five days in length, which at September 29, 2017 comprised 318 different course titles representing 5,889 hours of training, including 159 multi-day IT course titles, 76 multi-day management course titles, and 83 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development. We now also partner with other organizations to broaden the breadth of training we can offer to IT organizations, with the objective of enabling us to meet an organization’s complete workforce needs. In terms of vendor partners, we reached agreement with Microsoft to become a Microsoft approved training partner, whereby we now offer Microsoft approved courses. This also allows us to accept Microsoft training vouchers and eliminates the need for us to maintain duplicate course content. We have also begun offering our customers the ability to take course titles we do not have in our course library from approved “Partner” providers. Through these “Partner” providers, we are able to offer courses in a number of different vendor technologies and products, including Cisco, Adobe, IBM, Red Hat, VMware, Hewlett Packard, Palo Alto Networks, and Amazon Web Services.

In addition to training, we offer a suite of Workforce Optimization Solutions to support an IT organization’s life-cycle of workforce development needs. These solutions help ensure that an organization’s investment in training is relevant and leveraged to improving overall organization performance. The range of solutions includes helping organizations define their job roles, assessing the current skills of the staff, providing coaching and mentoring of staff, offering blended learning solutions in which we use different training modalities to improve learning, and even serving as an outsourced provider of an organization’s learning and training requirements.

We market and present our courses and solutions through locally staffed operations in the United States, the United Kingdom (“UK”), Canada, Sweden and Japan. In August, 2017, the Company terminated its License Agreement, dated March 3, 2015, with Educinvest SPRL, which termination became effective immediately. The License Agreement was entered into with Educinvest at the time of the sale of the Company’s subsidiary in France and provided for the license of courses by Educinvest in France. The French market is now being served by our UK operation while the Company is evaluating other business opportunities that may be available to it as a result of the termination of the License Agreement. In fiscal year 2017, we generated approximately 37% of our revenues outside of the United States. We coordinate, plan and deliver our courses at our own education centers, hotels, conference facilities and customer sites worldwide. Our proprietary live online learning platform, Learning Tree AnyWare™, allows individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in Learning Tree Education Centers, at customer locations, or at other specially equipped facilities.

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

We had more than 650 instructors as of September 29, 2017, who are practicing professionals with expert subject knowledge, and who average over 20 years of “hands-on, real world” experience. Learning Tree instructors teach an average of approximately 7 course events per year on an “as-needed” basis. When they are not teaching, Learning Tree instructors use and hone their IT and management skills either as full-time employees for other companies or as independent consultants.

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

We continue to emphasize excellence in training and developing IT professionals and managers from government and commercial organizations around the world. We believe that quality is a significant differentiator in the eyes of our customers, and that our proven long-term record of exceptional performance is a reason for our clients’ continued loyalty. Of our 100 largest clients in fiscal year 2012, 99 were still our clients five years later in fiscal year 2017. We continue our emphasis on excellence by focusing on our core strengths: our expert instructors, proprietary content library, state-of-the-art classrooms, application of technology to education, and worldwide course delivery systems.

Going Concern. Our registered independent public accounting firm has issued a report on our audited financial statements for the fiscal year ended September 29, 2017 that included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. This means unless we are able to reduce our dependence on our remaining cash and cash equivalents to fund operations and improve our overall liquidity that there is substantial doubt regarding the Company’s ability to continue as an ongoing business. As discussed in more detail in Item 1. Business and under Liquidity in this Management’s Discussion and Analysis, the Company is continuing to execute its business strategies, its comprehensive cost reduction program and entered into a borrowing arrangement with Action Capital in order to improve our overall profitability, cash flows from operations and liquidity. While the Company believes that these efforts will result in improving our liquidity and our continued operation, there is no assurance that we will be successful in executing some or all of these strategies at levels necessary to address the Company’s cash flow and liquidity needs and continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as an on-going business. The Company is continuing to evaluate its other strategic options, including obtaining additional sources of capital and financing in order to improve its liquidity as discussed below.

 Financing Agreement. On January 12, 2017, the Company entered into a Financing Agreement with Action Capital that provides the Company with access to borrow through advances of funds up to a maximum aggregate principal amount of $3.0 million (the “Maximum Amount”). Pursuant to the Financing Agreement, the amount advanced to the Company will be based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral. The amounts advanced under the Financing Agreement will also be secured by the Company’s other accounts receivables from its U.S. operations.  Under the Financing Agreement, the Company is required to pay Action Capital (i) interest on the outstanding advances at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 1.75%, (ii) a monthly fee equal to 0.70% of the outstanding advances as of the last day of the month, and (iii) a fee of 0.25% of the Maximum Amount, which is payable to Action Capital on the date the Financing Agreement is signed and every 90 days thereafter until the Financing Agreement is terminated and all amounts advanced and other obligations to Action Capital have been fully paid and satisfied. The Financing Agreement does not have any set term and either party may, for any reason, terminate the Financing Agreement by providing written notice. As a result, if Action Capital were to terminate the Financing Agreement and we did not have an alternative line of credit or other source of capital available, then we would have to rely upon our cash and cash equivalents for our working capital needs, which may not be sufficient. See Notes 12 and 14 of the consolidated audited financial statements and Item 1A. Risk Factors of this Form 10-K for more information about this Financing Agreement.

Strategic Initiatives. Learning Tree has been and is continuing to explore strategic options available to it to enhance stockholder value. The Company is continuing to evaluate all strategic options available to it, including those to obtain additional sources of capital and financing in order to improve its liquidity. There is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to us or in amounts required. Learning Tree does not expect to comment further or update the market with any additional information on the strategic options it is evaluating, unless and until its Board of Directors deems disclosure appropriate or necessary.

 RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Revenues	100.0%	100.0%
Cost of revenues	57.0%	61.5%
Gross profit	43.0%	38.5%
Operating expenses:
Course development	4.1%	6.3%
Sales and marketing	19.1%	22.0%
General and administrative	21.1%	23.2%
Restructuring charge	0.5%	2.3%
	44.8%	53.8%

Loss from operations before other operating items	(1.8)%	(15.3)%

Other (expense) income:
Interest (expense) income, net	(0.1)%	0.0%
Foreign exchange (losses) gains	(0.4)%	0.3%
	(0.5)%	0.3%

Loss from operation before provision for income taxes	(2.3)%	(15.0)%

Provision for income taxes	0.7%	0.5%
Net loss	(3.0)%	(15.5)%

 FISCAL YEAR 2017 COMPARED WITH FISCAL YEAR 2016

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2017 ended on September 29, 2017 and our fiscal year 2016 ended on September 30, 2016. Our fiscal years 2017 and 2016 both consisted of 52 weeks.

In fiscal year 2017, our worldwide revenues from operations decreased to $70.7 million from $81.6 million in fiscal year 2016. Loss from operations was $(1.3) million in fiscal year 2017 compared to $(12.5) million in fiscal year 2016. The loss from operations for fiscal years 2017 and 2016 includes $0.4 million and $1.9 million, respectively, in restructuring charges. Net loss for fiscal year 2017 was $(2.1) million compared to $(12.7) million in fiscal year 2016.

Revenues. Our fiscal year 2017 revenues from operations decreased by 13.4% compared to fiscal year 2016. The decrease in revenues primarily resulted from a 10.2% decrease in average revenue per participant, and a 3.5% decrease in the number of course participants. The decrease in the average revenue per participant was caused primarily by lower average revenue per participant resulting from implementation of periodic pricing promotions to attract new course attendees, and changes in foreign exchange rates, which negatively impacted revenues by approximately 2.3%. The decrease in the number of course participants was due to lower demand worldwide for our public open enrollment courses.

Revenues in North America of $50.9 million in fiscal 2017 decreased 14.1% compared to $59.3 million in fiscal year 2016. For our North America operations, average revenue per participant decreased 5.1% while the number of participants decreased 9.6% year over year. The decrease in average revenue per participant year over year was primarily the result of lower average revenue from the implementation of periodic pricing promotions to attract new course attendees. Changes in exchange rates negatively impacted year over year Canadian revenues by $0.1 million or 0.2% of total North American revenues. Revenues from the U.S. government and government contractors that purchased courses under our government contract schedules totaled $17.4 million for fiscal year 2017 compared to $19.0 million for fiscal year 2016.

Revenues from our European operations decreased 12.7% to $17.4 million in fiscal year 2017 from $19.9 million in fiscal year 2016. Average revenue per participant decreased by 23.3% which was partially offset by a 13.8% increase in participants. The decrease in average revenue per participant was primarily the result of lower average revenue from the implementation of periodic pricing promotions to attract the additional course attendees. Changes in exchange rates negatively impacted year over year European revenues by $2.0 million or 11.3% of total European revenues.

Cost of Revenues. Our cost of revenues from operations primarily includes the variable costs of course instructors and their travel expenses, course materials, refreshments and freight, and the fixed costs of course equipment and classroom facilities. During fiscal year 2017, we presented 4,543 events, 8.5% less than the 4,963 events during fiscal year 2016. The average number of participants per event increased to 11.7 in fiscal year 2017 from 11.1 in fiscal year 2016. Our cost of revenues for fiscal year 2017 decreased to $40.3 million from $50.2 million in fiscal year 2017. Our cost of revenues as a percentage of our revenues decreased to 57.0% for fiscal year 2017 from 61.5% in fiscal year 2016. The reduction in cost of revenues for fiscal year 2017 when compared to fiscal year 2016 is the combined result of our cost reduction program, reduction in fixed real estate costs and the lower number of events.

The decrease in cost of revenues as a percentage of revenues in fiscal year 2017 primarily reflects the 16.7% decrease in average cost per participant, which was partially offset by a 10.2% decrease in average revenue per participant. As a result, gross profit declined 3.4% to $30.4 million in fiscal year 2017 from $31.4 million in fiscal year 2016.

Changes in exchange rates do not materially affect our gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any time period.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. All costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses. During fiscal year 2017, after a re-evaluation of our course development process, we partnered with Microsoft to use Microsoft’s content where available instead of incurring the expense to create and update our Microsoft courseware. Content used from the Microsoft partnering arrangement will result in the per attendee cost for this content being expensed as cost of revenues when the event occurs.

During fiscal year 2017, course development expenses were 4.1% of revenues compared to 6.3% during fiscal year 2016. In fiscal year 2017, we decreased our overall spending on course development to $2.9 million compared with $5.1 million in fiscal year 2016. In addition, in fiscal year 2017, we introduced 53 new multi-day IT course titles and 10 new multi-day management course titles compared to 27 multi-day IT and five multi-day management course titles in fiscal year 2016. In fiscal year 2017, many of these new titles were not developed by Learning Tree, but rather were obtained by other providers (i.e., hardware and software vendors, certification organizations, training course providers).

At the end of fiscal year 2017, the Learning Tree library of instructor-led courses numbered 318 titles, comprising 5,889 hours of training, compared with 349 titles at the end of fiscal year 2016. The decrease in the number of titles in fiscal year 2017 reflected the net effect of reducing the number of one-day course titles to 83 and adding 63 new multi-day titles while retiring 38 titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At September 29, 2017, we had 159 multi-day IT titles in our course library, compared with 140 at the end of fiscal year 2016. Our library of multi-day management titles numbered 76 as of September 29, 2017, compared with 70 management titles at the end of fiscal year 2016. Our library of one-day courses numbered 83 at September 29, 2017, compared to 139 one-day courses at the end of fiscal year 2016.

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

Our sales and marketing expenses were 19.1% of revenues in fiscal year 2017 compared to 22.0% of revenues in fiscal year 2016. Sales and marketing expenses decreased to $13.5 million in fiscal year 2017 from $17.9 million in fiscal year 2016. The overall decrease of $4.5 million was primarily due to decreases in direct mail marketing costs as a result of eliminating all direct mail activity and lower sales costs due to lower revenue when compared to the prior year.

General and Administrative Expenses. Our general and administrative expenses were 21.1% of revenues in fiscal year 2017 compared to 23.2% of revenues in fiscal year 2016. General and administrative expenses were $14.9 million in fiscal year 2017 compared to $18.9 million in fiscal year 2016 primarily as a result of the comprehensive cost reduction program.

Restructuring Charge. In fiscal year 2016, we recognized a $1.9 million restructuring charge related to our Reston, Virginia facility. We determined this facility was surplus classroom space as a result of the classroom space that became available in fiscal year 2016 at our new facility in Herndon, Virginia. In fiscal year 2017 we adjusted the restructuring charge to increase it by an additional $0.4 million as a result of changes in estimates used to calculate the original charge.

Other Income (Expense), Net. Other (expense), net in fiscal year 2017 was ($0.3) million compared to other income of $0.2 million in fiscal year 2016. The difference was primarily due to foreign exchange losses in fiscal year 2017 compared to foreign exchange gains in fiscal year 2016.

Income Taxes. In fiscal year 2017, our income tax provision was $0.5 million compared to $0.4 million in fiscal year 2016. Our effective rate for fiscal year 2017 was (28.5) % compared to (3.4) % in fiscal year 2016. The effective rate for fiscal year 2017 is primarily related to minimum U.S. state taxes, state audit assessments for prior years, foreign withholding taxes, and the income tax expense of our foreign subsidiaries. The effective rate for fiscal year 2016 was primarily related to minimum U.S. state taxes, state audit assessments for prior years, foreign withholding taxes, true ups of the actual 2015 return to provision estimates for U.S. taxes, and the income tax expense of our foreign subsidiaries. In fiscal year 2012, we established a valuation allowance against deferred tax assets in the United States due to current year and projected future pre-tax book losses. This valuation allowance has been maintained to date. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that may not be realized where realization is based on our ability to generate sufficient future taxable income.

GEOGRAPHIC DATA

Learning Tree Education Centers are located in the U.S., Canada, the UK, Sweden and Japan. The North America operations recorded revenues of $50.9 million in fiscal year 2017 compared to revenues of $59.3 million in fiscal year 2016. Revenues from our European continuing operations were $17.4 million in fiscal year 2017 compared to $19.9 million in fiscal year 2016. Our Asian operations recorded revenues of $2.3 million in fiscal year 2017, the same as in fiscal year 2016. See Note 9 of “Notes to Consolidated Financial Statements” for further information on segment reporting.

On March 3, 2015, we entered into an Agreement (“Agreement”) to sell our subsidiary in France, Learning Tree International S.A., to Educinvest SPRL for consideration of € 1 (one Euro) and entered into a License Agreement with Educinvest SPRL for use of the Learning Tree brand and course content. The transaction was consummated on the same date that the Agreement was signed by the parties. In August, 2017, the Company terminated its License Agreement with Educinvest SPRL, which termination became effective immediately. The French market is now being served by our UK operation.

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

INFLATION

Inflation did not have a significant impact on our net sales, revenues or income from continuing operations in fiscal years 2017 and 2016.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supercedes most existing revenue recognition models that require revenue guidance under GAAP. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve its core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for us on September 30, 2018 using either a full retrospective or a modified retrospective approach. We have yet to determine which transition approach to use and have just started to evaluate the impact that the updated standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. As such, we have adopted ASU 2014-15 effective with the start of our fiscal year beginning September 30, 2017. We have and will continue to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied retrospectively or on a prospective basis to all deferred tax assets and liabilities. Accordingly, we have adopted ASU 2015-17 with the start of our fiscal year beginning September 30, 2017 and will result in our deferred tax assets and liabilities being classified as non-current on our consolidated balance sheet.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and liabilities on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Accordingly, the standard is effective for us on September 28, 2019.  Early adoption is permitted.  While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, we have adopted ASU 2016-09 effective with the start of our fiscal year beginning September 30, 2017. The adoption of ASU No. 2016-09 will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the new standard is effective for us on September 30, 2018 using a retrospective approach. We believe that this standard will not have any significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard would be effective for us on September 30, 2018 using a retrospective approach, and will result in our restricted cash being included with cash and cash equivalents to reflect total cash on our statement of cash flows. We are evaluating whether we will early adopt the new standard.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS

Historically, our quarterly operating results have fluctuated, which is expected to continue in the future. Typically, our first and fourth fiscal quarters have higher revenues and income from operations than do our second and third fiscal quarters. Fluctuations in quarterly results are caused by many factors including: (i) the frequency of course events; (ii) the number of weeks during which courses can be conducted in a quarter; (iii) the timing, timely delivery, frequency and size of and response to our direct mail marketing and advertising campaigns; (iv) the timing of our introduction of new course titles; (v) the mix between course events held at customer sites and course events held in our education centers and hotels due to differing gross profit margins; (vi) competitive forces within markets we serve; (vii) our ability to attract customers and meet their expectations; (viii) currency fluctuations and other risks inherent in international operations; (ix) natural disasters, external strikes, acts of war or terrorism and other external factors; and (x) general economic conditions and industry-specific slowdowns.

Fluctuations in quarter-to-quarter results can also occur as a result of differences in timing of marketing and development expenditures and for seasonal factors. Our quarterly revenues and income fluctuate due to the seasonal spending patterns of our customers, which are affected by factors including: (i) cyclic or one-time budgetary considerations; (ii) factors specific to their business or industry; (iii) weather, holiday and vacation considerations; and (iv) other considerations. Our customers are widely diversified across industries and geographies, with varying fiscal years including many whose fiscal years coincide with the United States government’s September 30 budget year, many who are on the calendar year, and many whose fiscal years coincide with the UK and Canadian governments’ March 31 budget year. We also see seasonal variations in our business as a result of other factors, including summer vacations, especially in Europe.

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal years 2017 and 2016, each fiscal quarter has 13 weeks.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 29, 2017 included cash and cash equivalents on hand of $5.1 million and the Financing Agreement with Action Capital, which provides the Company with access to borrow up to $3.0 million. Pursuant to the Financing Agreement, the amount advanced to the Company is based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable from our U.S. operations that are approved by Action Capital and assigned to it as collateral. The Financing Agreement does not have a set term and either party may, for any reason, terminate the Financing Agreement by providing written notice. As a result, if Action Capital terminated the Financing Agreement and we did not have an alternative line of credit or other source of capital available, we would have to rely upon cash from operations and cash and cash equivalents for our capital needs, which may not be sufficient. See Note 12 of the Consolidated Audited Financial Statements and Item 1A. Risk Factors of this Form 10-K for more information about this Financing Agreement.

 Cash Flows. Our cash and cash equivalents balance decreased by $3.4 million to $5.1 million at September 29, 2017 from $8.5 million at September 30, 2016. The decrease occurred primarily as a result of using $3.2 million of cash in operations for fiscal year 2017.

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	Net Change
Cash used in operating activities	$(3,222)	$(8,991)	$5,769
Cash used in investing activities	(27)	(373)	346
Cash used in financing activities	(88)	0	(88)
Effects of exchange rate changes on cash and cash equivalents	(123)	(32)	(91)

Net decrease in cash and cash equivalents	$(3,460)	$(9,396)	$5,936

Cash used in operating activities totaled $3.2 million in fiscal year 2017 as compared to cash used in operating activities of $9.0 million in fiscal year 2016. Cash used in investing activities totaled less than $0.1 million during fiscal year 2017 compared to $0.4 million in fiscal year 2016. The decrease in cash used in investing activities was primarily due to lower capital expenditures for purchases of equipment and other capital assets during fiscal year 2017. Cash used in financing activities totaled $0.1 million in fiscal year 2017 compared to zero in fiscal year 2016. This change was primarily due to payments on a capital equipment lease. The effect of exchange rates on cash and cash equivalents during fiscal year 2017 was ($0.1) million, compared to less than ($0.1) million in fiscal year 2016.

Liquidity. As of and for the fiscal year ended September 29, 2017, we reported an accumulated deficit of $17.4 million compared to $15.3 million at the end of fiscal year 2016. In addition, we have also reported negative cash flow from operations in 2017 and for the previous five fiscal years as our revenues have declined each year during this period. At September 29, 2017, our capital resources consisted of cash and cash equivalents of $5.1 million. While we have, and will continue to take steps to stabilize and grow revenues and decrease our operating costs on a year-over-year basis, unless we are able to generate positive cash flow or improve our liquidity in the future, there is substantial doubt about the Company’s ability to continue as a going concern. Our registered independent public accounting firm’s report on our audited financial statements for the year ended September 29, 2017 contains an explanatory paragraph related to the Company’s ability to continue as a going concern.

To address the decline in revenue, we continue to execute upon strategies to increase the number of attendees in our public courses and expand our overall customer base. Many of these strategies relate to pricing promotions to attract new customers or to re-engage old customers who have not used our services recently. Another strategy is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers through the continued growth of our Workforce Optimization Solutions. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

We accelerated our comprehensive cost reduction program in fiscal year 2017 and exceeded our goal of reducing fiscal year 2017 overall expenses (including cost of revenues) by $10.0 million to $12.0 million when compared to fiscal year 2016 expenses. In total, fiscal year 2017 expenses (including cost of revenues) were $22.1 million lower than fiscal year 2016. This includes a reduction in the restructuring charge of $1.5 million. These targeted cost reductions were in addition to approximately $6.8 million in operating cost reductions achieved during fiscal year 2016 compared to the Company’s expenses for fiscal year 2015. These reductions have helped to right-size our operations, modernize our business operations, and preserve capital.

To further address our liquidity needs in the near term, we entered into a Financing Agreement on January 12, 2017 with Action Capital to provide the Company with access to borrow up to $3.0 million. We did not draw on the Financing Agreement during fiscal year 2017. See Note 12 of the Consolidated Financial Statements and Item 1A. Risk Factors of this Form 10-K for more information about this Financing Agreement.

We are also continuing to evaluate all strategic options available to the Company, including those to obtain additional sources of capital and financing in order to improve liquidity. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to us or in amounts required.

The stabilization and growth of revenues are integral to our goal of achieving a break even operating income line and a positive cash flow from operations for fiscal year 2018. We cannot provide assurances that our plans will not change, that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity.

Capital Requirements. During fiscal year 2017, we made capital expenditures of less than $0.1 million for the purchase of equipment worldwide, mostly computers and other equipment for use in our courses. Additionally, $0.5 million in leasehold improvements were funded directly by third party lenders for the renovation of the London Education Center. We plan to continue to invest in our infrastructure to accommodate customer demand as necessary, to continue improving the quality and effectiveness of our course delivery and to incorporate significant changes in technology. We have a number of operating leases for administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next nine years. In addition to requiring monthly/quarterly payments for rent, some of the leases contain asset retirement provisions which require us to return the leased facility back to a specified condition at the expiration of the lease. We record the expense for these asset retirement obligations ratably over the life of the lease. We have no asset retirement payments coming due in fiscal year 2018. In connection with our comprehensive cost reduction program, as leases expire, cost reductions related to the elimination or renegotiation of leases will be evaluated.

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

Critical Accounting Estimates and Policies

Revenue Recognition. We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. For Training Passports, revenue is recognized as courses are attended with the amount of revenue recognized based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses all Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

We believe it is appropriate to recognize revenues on this basis in order to most closely match revenue and related costs, as a substantial number of Passport holders do not attend the maximum number of course events permitted by their Training Passports. We believe the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by Passport holders.

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

For Passport products for which historical utilization data is not available, we assume the estimated average number of courses to be attended is the number of courses available on the Passport. For the Unlimited Passport program, we utilized historical data to estimate the expected number of courses that will be attended. Assumed utilization rates for products for which historical utilization data is not available may be revised in future periods after sufficient time has passed and historical trends can be analyzed.

In addition to our Learning Tree Training Passports, we also offer a multiple-course sales discount referred to as Learning Tree Training Vouchers. With Learning Tree Training Vouchers, a customer buys the right to send a specified number of attendees to Learning Tree courses over a six- to twelve-month period for a fixed price. Revenue is recognized on a pro rata basis each time a voucher is used to attend a course.  When a voucher expires unused, we record the remaining pro rata value of the expired voucher as revenue. At times, we extend the life of a Training Voucher beyond the typical twelve-month expiration date. Training Vouchers purchased under government rate schedules have no expiration date.

For reseller partner courses, we record revenue net of the amount we pay the partner for providing the course and do not include the course as an event nor count the customer as a participant in our operating statistics.

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

Asset Retirement Obligations. We record a liability equal to the fair value of the estimated future cost to retire an asset. For us, asset retirement obligation (“ARO”) liabilities are primarily associated with education facility leasehold improvements which, at the end of a lease, we are obligated to remove in order to restore the facility back to a condition specified in the lease agreement. At the inception of such a lease, we record the ARO as a liability and also record a leasehold improvement asset in an amount equal to the fair value of the liability. The capitalized leasehold improvement asset is then depreciated on a straight-line basis over 20 years or the term of the lease, whichever is shorter. Any difference between the actual costs incurred for the eventual retirement and the estimated liability previously recorded will be recognized as a gain or loss in our statement of operations at the termination of the lease.

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

Income Taxes. We account for income taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes. ASC 740 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

Although we believe that our tax estimates are reasonable, the ultimate determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Long-Lived Assets. We periodically review the carrying value of our long-lived assets, such as equipment, property and leasehold improvements, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In making such evaluations, we compare the expected future cash flows to the carrying amount of the assets. If the total of the expected future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of the long-lived assets in order to calculate an impairment loss which is equal to the difference between the fair value and the carrying value of the assets. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as estimating cash flows, remaining useful lives, discount rates and growth rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While we believe that our estimates are reasonable, different assumptions regarding such cash flows could materially affect the valuation of long-lived assets.

 OUTLOOK

This presentation sets forth select expected future results of the Company based on estimates, assumptions and information available to the Company as of the filing of this Form 10-K. Since the financial and other information presented below are estimates of future results and performance, the actual results and outcomes may be different and such differences may be material.

Effect of Exchange Rates. In fiscal year 2017, approximately 37% of our annual business was conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into dollars. If the exchange rates as of December 1, 2017 remain constant for the remainder of our first quarter of fiscal year 2018, then we would expect foreign exchange rates to positively impact first quarter revenues by approximately 2.8% when compared to the first quarter of fiscal year 2017. Of course, we would also see a negative effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in U.S. dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

Number of Course Weeks. As a result of our 52/53 week accounting policy and the timing of holidays, our first quarter of fiscal year 2018 will have 11 available training weeks as compared to 12 training weeks in our first quarter of fiscal year 2017.

First Quarter Revenues. We currently expect revenues from operations for our first quarter of fiscal year 2018 of between $16.5 million and $17.5 million, compared to revenues from operations of $18.6 million in our first quarter of fiscal year 2017.

First Quarter Gross Profit. We expect a gross profit percentage in our first quarter of fiscal year 2018 of between 44.2% and 45.2% compared to 42.9% in our first quarter of fiscal year 2017.

First Quarter Operating Expenses. We expect overall operating expenses for our first quarter of fiscal year 2018 to be between $7.4 million and $7.8 million, compared to $8.5 million in our first quarter of fiscal year 2017.

First Quarter Loss from Operations. As a result of the above factors, we expect to experience first quarter of fiscal year of 2018 operating results of between a loss of $(0.5) million and operating income of $0.5 million compared with a $(0.5) million loss from operations in our first quarter of fiscal year 2017.

First Quarter Other Income (Expense), Net. We expect first quarter other income (expense), to be between $0 and $(0.1) million, compared to other income of $0.2 million in our first quarter of fiscal year 2017.

First Quarter Pre-Tax Loss. Overall, we expect to report pre-tax results of between a loss for our first quarter of fiscal year 2018 of $(0.6) million and pre-tax income of $0.5 million, compared to a pre-tax loss of $(0.3) million in the first quarter of fiscal year 2017.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required for a Smaller Reporting Company

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Herndon, VA

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. and its subsidiaries (the Company) as of September 29, 2017 and September 30, 2016 and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learning Tree International, Inc. and its subsidiaries at September 29, 2017 and September 30, 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

McLean, Virginia

December 15, 2017

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 29,	September 30,
	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$5,080	$8,540
Trade accounts receivable, net	9,725	9,538
Income tax receivable	129	208
Prepaid expenses	1,399	1,916
Lease deposits	1,174	362
Other current assets	1,333	1,424
Total current assets	18,840	21,988
Equipment, Property and Leasehold Improvements:
Education and office equipment	29,288	32,388
Transportation equipment	44	43
Property and leasehold improvements	8,107	18,469
	37,439	50,900
Less: accumulated depreciation and amortization	(32,909)	(44,990)
	4,530	5,910
Restricted interest-bearing investments	1,477	2,581
Deferred income taxes	505	427
Other assets	911	701
Total assets	$26,263	$31,607

Liabilities
Current Liabilities:
Trade accounts payable	$6,245	$6,095
Deferred revenues	18,383	21,017
Accrued payroll, benefits and related taxes	2,207	2,414
Other accrued liabilities	743	973
Income taxes payable	54	0
Current portion of deferred facilities rent and loan payable	1,560	1,667
Total current liabilities	29,192	32,166
Loan payable	365	0
Asset retirement obligations	1,143	1,369
Deferred income taxes	118	89
Deferred facilities rent and other	5,415	6,297
Noncurrent tax liabilities	1,852	1,475
Total liabilities	38,085	41,396
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 issued and outstanding	1	1
Additional paid-in capital	6,487	6,388
Accumulated other comprehensive loss	(877)	(882)
Accumulated deficit	(17,433)	(15,296)
Total stockholders' deficit	(11,822)	(9,789)
Total liabilities and stockholders' deficit	$26,263	$31,607

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Fiscal Year Ended
	September 29, 2017	September 30, 2016

Revenues	$70,663	$81,587
Cost of revenues	40,298	50,163
Gross profit	30,365	31,424

Operating expenses:
Course development	2,868	5,128
Sales and marketing	13,497	17,966
General and administrative	14,896	18,902
Restructuring charge	386	1,940
	31,647	43,936
Loss from operations before other operating items	(1,282)	(12,512)

Other operating items:
(Loss) gain on disposal of equipment, property and leasehold improvements	(53)	11
	(53)	11
Loss from operations	(1,335)	(12,501)
Other (expense) income, net:
Interest (expense) income, net	(53)	15
Foreign exchange (losses) gains	(254)	215
Other	(21)	(3)
	(328)	227

Loss from operations before provision for income taxes	(1,663)	(12,274)
Provision for income taxes	474	422
Net loss	$(2,137)	$(12,696)

Loss per share basic and diluted:
Basic and diluted loss per share	$(0.16)	$(0.96)

Weighted average shares outstanding:
Weighted average shares - basic and diluted	13,224	13,224

Comprehensive loss:
Net loss	(2,137)	(12,696)
Foreign currency translation adjustments	5	(304)
	$(2,132)	$(13,000)

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

	Common Stock			Accumulated
	Shares Outstanding	Amount	Additional Paid- In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance, October 2, 2015	13,224	$1	$6,224	$(578)	$(2,600)	$3,047

Net loss	0	0	0	0	(12,696)	(12,696)
Foreign currency translation	0	0	0	(304)	0	(304)
Share based compensation	0	0	164	0	0	164
Balance, September 30, 2016	13,224	$1	$6,388	$(882)	$(15,296)	$(9,789)

Net loss	0	0	0	0	(2,137)	(2,137)
Foreign currency translation	0	0	0	5	0	5
Share based compensation	0	0	99	0	0	99
Balance, September 29, 2017	13,224	$1	$6,487	$(877)	$(17,433)	$(11,822)

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Twelve months ended
	September 29	September 30
	2017	2016
Cash flows - operating activities
Net Loss	$(2,137)	$(12,696)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,945	2,830
Share-based compensation	99	164
Deferred income taxes	(53)	(29)
Provision for doubtful accounts	255	391
Accretion on asset retirement obligations	66	76
Loss (gain) on disposal of equipment, property and leasehold improvements	53	(11)
Restructuring charge	386	1,940
Unrealized foreign exchange losses (gains)	72	(205)
Settlement of asset retirement obligation	(310)	(77)
Changes in operating assets and liabilities:
Trade accounts receivable	(363)	404
Prepaid expenses and other assets	780	914
Income tax receivable / payable	513	405
Trade accounts payable	92	(483)
Deferred revenues	(2,833)	(1,274)
Deferred facilities rent and other	(1,470)	(438)
Asset retirement obligation	0	(128)
Other accrued liabilities	(317)	(774)
Net cash used in operating activities	(3,222)	(8,991)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(42)	(385)
Proceeds from sale of equipment, property and leasehold improvements	15	12
Net cash used in investing activities	(27)	(373)
Cash flows - financing activities:
Payments on long term debt	(9)	0
Payments on capital lease obligations	(79)	0
Net cash used in financing activities	(88)	0
Effects of exchange rate changes on cash and cash equivalents	(123)	(32)
Net decrease in cash and cash equivalents	(3,460)	(9,396)
Cash and cash equivalents at the beginning of the period	8,540	17,936
Cash and cash equivalents at the end of the period	$5,080	$8,540

Supplemental disclosures:
Income tax paid	$129	$191
Interest paid	$86	$16

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$532	$2,106
Non-cash loan payable	$532	$0
Equipment acquired under capital lease	$0	$472

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

We follow a 52- or 53-week fiscal year, with our quarter-end dates on the Friday nearest the end of the calendar quarter and our year-end dates on the Friday nearest the end of September. Accordingly, our fiscal year 2017 ended on September 29, 2017, and our fiscal year 2016 ended on September 30, 2016. Thus, these consolidated financial statements report our consolidated financial position as of September 29, 2017, and September 30, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the fiscal years ended September 29, 2017 and September 30, 2016. Both fiscal years 2017 and 2016 were 52-week years.

Certain items in the fiscal year 2016 consolidated financial statements have been reclassified to conform with current presentations, as related to the balance sheet reclassification of certain assets in the consolidated balance sheets.

b. Basis of Presentation

As of and for the fiscal year ended September 29, 2017, we have reported an accumulated stockholders' deficit of $11.8 million and we have also reported negative cash flow from continuing operations in fiscal year 2017 and for the previous five years as revenues have declined each year during this period. At September 29, 2017, our capital resources consisted of cash and cash equivalents of $5.1 million. While we continue taking steps to stabilize and grow revenues and decrease costs on a year over year basis in 2018, unless we are able to improve our liquidity in the future, there is substantial doubt about the Company’s ability to continue as a going concern.

To address the decline in revenue, we continue to execute upon strategies to increase the number of attendees in our public courses and expand our overall customer base. Many of these strategies relate to pricing promotions to attract new customers or to re-engage old customers that have not used our services recently. Another strategy is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers through the continued growth of our Workforce Optimization Solutions. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

We accelerated our comprehensive cost reduction program in fiscal year 2017 and exceeded our goal of reducing our fiscal year 2017 overall expenses by $10.0 million to $12.0 million when compared to expenses for fiscal year 2016. In total, fiscal year 2017 overall expenses (including costs of revenues) were $22.1 million lower than fiscal year 2016. This includes a reduction in the restructuring charge of $1.5 million. These targeted cost reductions were in addition to approximately $6.8 million in operating cost reductions achieved during fiscal year 2016 when compared to the Company’s expenses for fiscal year 2015. These reductions have allowed us to right-size the Company’s operations, modernize our business operations, and preserve capital.

To further address our liquidity needs in the near term, on January 12, 2017, we entered into a Financing Agreement with Action Capital, which provides the Company with access to borrow through advances of funds up to a maximum aggregate principal amount of $3.0 million. We did not draw on the Financing Agreement during fiscal year 2017. See Notes 12 and 14 of these consolidated financial statements for more information about this Financing Agreement.

We are also continuing to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to us or in amounts required.

The stabilization of revenues and continued reduction in costs are integral to our goal of achieving a break even operating income line and a positive cash flow from operations for fiscal year 2018. We cannot provide assurances that our plans will not change, that changes in circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s future liquidity needs, history of net losses, and negative cash flows from continuing operations, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

c. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Learning Tree International, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated. The following is a list of our subsidiaries as of September 29, 2017:

Learning Tree International USA, Inc. (U.S.)

Learning Tree International, K.K. (Japan)

Learning Tree International Ltd. (United Kingdom)

Learning Tree International AB (Sweden)

Learning Tree International Inc. (Canada)

Advanced Technology Marketing, Inc. (U.S.)

AnyWare Live, Inc. (U.S.)

d. Revenue Recognition and Accounts Receivable

Our revenues are primarily received from business entities and government agencies for the professional training of their employees. Course events range in length from one to five days, and average approximately three and a half days. As stated above, we follow a 52- or 53-week fiscal year. This method is used in order to better align our external financial reporting with the way we operate our business. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52- or 53-week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place.

We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. For Training Passports, revenue is recognized as courses are attended with the amount of revenue recognized based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses all Passport holders will actually attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have attended. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

We believe it is appropriate to recognize revenues on this basis in order to most closely match revenue and related costs, as a substantial number of Passport holders do not attend the maximum number of course events permitted by their Training Passports. We believe the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of course events attended by Passport holders.

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

For Passport products for which historical utilization data is not available, we assume the estimated average number of courses to be attended is the number of courses available on the Passport. For the Unlimited Passport program, we utilized historical data to estimate the expected number of courses that will be attended. Assumed utilization rates for products for which historical utilization data is not available may be revised in future periods after sufficient time has passed and historical trends can be analyzed.

In addition to our Learning Tree Training Passports, we also offer a multiple-course sales discount referred to as Learning Tree Training Vouchers. With Learning Tree Training Vouchers, a customer buys the right to send a specified number of attendees to Learning Tree courses over a six- to twelve-month period for a fixed price. Revenue is recognized on a pro rata basis each time a voucher is used to attend a course.  When a voucher expires unused, we record the remaining pro rata value of the expired voucher as revenue. At times, we extend the life of a Training Voucher beyond the typical twelve-month expiration date. Training Vouchers purchased under government rate schedules have no expiration date.

For reseller partner courses, we record revenue net of the amount we pay the partner for providing the course and do not include the course as an event nor count the customer as a participant in our operating statistics.

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

We analyzed our historical volatility to estimate the expected volatility. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant that most closely resembles the expected life of our options. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on the simplified method under Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

As share-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience.

f. Course Development Costs

Course development costs are charged to operations in the period incurred.

g. Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $234 and $383 in fiscal years 2017 and 2016, respectively.

h. Cash and Cash Equivalents and Interest-bearing Investments

We consider highly liquid investments with remaining maturities of ninety days or less when purchased to be cash equivalents.

Restricted interest-bearing investments at September 29, 2017 consisted of cash deposits of $753 (563 British Pounds), $188 (1,535 Swedish Krona) and $536 which were pledged as collateral to secure our obligations under leases for education center facilities located in the United Kingdom, Sweden, and the United States, respectively. This compares to restricted interest-bearing investments of cash deposits of $1,867 (1,439 British Pounds), $179 (1,534 Swedish Krona) and $897 at September 30, 2016. The United Kingdom deposits are held in trust by the landlord with interest accruing to us and paid on an annual basis. The deposits will be released to us at the earlier of the end of the lease period or when certain financial ratios have been met. In the United States, the deposit is in an interest-bearing restricted account held by our bank and serves as collateral for letters of credit issued to our landlords by our bank. Of the restricted interest-bearing investments as of September 30, 2016, $362 and $2,581 are presented as current and non-current assets in the consolidated balance sheet, respectively.

i. Marketing Expenses

Marketing expenses for fiscal year 2017 primarily include the costs of digital marketing campaigns and electronic mail to our proprietary database of IT professionals and internal marketing staff costs.  Marketing expenses for fiscal year 2016 primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future as well as internal marketing staff costs. These costs are charged to expense in the month in which the advertising campaign occurs since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2017 and 2016 were $1,999 and $5,857 respectively.

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

Depreciation and amortization expense totaled $1,945 and $2,830 in fiscal years 2017 and 2016, respectively. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the consolidated financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization, and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss.

During fiscal year 2017, we financed $0.5 million of leasehold improvements through financing agreements with third party lenders.  During fiscal year 2016, we financed $1.8 million of leasehold improvements and $0.3 million of office equipment purchases through tenant improvement reimbursements with the landlord of our Herndon facility.

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

m. Comprehensive loss

We report comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Other comprehensive loss represents changes in stockholders’ equity from non-owner sources and is comprised of foreign currency translation adjustments. At the end of fiscal year 2017, accumulated other comprehensive loss consisted of cumulative foreign currency translation adjustments of $(877) compared to cumulative foreign currency translation adjustments of $(882) at the end of fiscal year 2016.

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

q. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted interest-bearing investments, accounts receivable, and accounts payable, and current portion of loan payable approximate their fair values because of the short-term nature of these instruments.  The carrying value of the non-current portion of loan payable also approximates fair value since this loan substantially consist of the new financing agreement that was obtained during the current fiscal year as discussed in Note 12 of these consolidated financial statements.

 r. Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

s. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supercedes most existing revenue recognition models that require revenue guidance under GAAP. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve its core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for us on September 30, 2018 using either a full retrospective or a modified retrospective approach. We have yet to determine which transition approach to use and have just started to evaluate the impact that the updated standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. As such, we have adopted ASU 2014-15 effective with the start of our fiscal year beginning September 30, 2017. We have and will continue to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied retrospectively or on a prospective basis to all deferred tax assets and liabilities. Accordingly, we have adopted ASU 2015-17 with the start of our fiscal year beginning September 30, 2017 and will result in our deferred tax assets and liabilities being classified as non-current on our consolidated balance sheet.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and liabilities on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Accordingly, the standard is effective for us on September 28, 2019.  Early adoption is permitted.  While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, we have adopted ASU 2016-09 effective with the start of our fiscal year beginning September 30, 2017. The adoption of ASU No. 2016-09 will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the new standard is effective for us on September 30, 2018 using a retrospective approach. We believe that this standard will not have any significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard would be effective for us on September 30, 2018 using a retrospective approach, and will result in our restricted cash to be included with cash and cash equivalents to reflect total cash on our statement of cash flows. We are evaluating whether we will early adopt the new standard.

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

The following table presents the activity for our ARO liabilities, which primarily consists of the estimated cost to remove leasehold improvements at our Education Centers:

	Year ended	Year ended
	September 29, 2017	September 30, 2016

ARO balance, beginning of period	$1,369	$1,669
Accretion expense	66	76
Liabilities satisfied	0	(128)
Settlement of ARO liability	(310)	(77)
Foreign currency translation	18	(171)
ARO balance, end of period	$1,143	$1,369

3. INCOME TAXES

We file a consolidated United States federal income tax return which includes all of our domestic operations. Our domestic subsidiaries also file income tax returns based on our operations in certain state and local jurisdictions. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

Loss before provision for income taxes consists of the following:

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Domestic	$(1,335)	$(11,565)
Foreign	(328)	(709)
Total	$(1,663)	$(12,274)

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Current tax provision (benefit):
U.S. Federal	$0	$0
State	113	196
Foreign	414	255
	527	451
Deferred tax provision:
U.S. Federal	50	14
Foreign	(103)	(43)
	(53)	(29)
Provision for income taxes	$474	$422

The following is a reconciliation of the provision for income taxes to the United States federal statutory tax rate:

	Fiscal Year Ended
	September 29, 2017	Effective Tax rate %	September 30, 2016	Effective Tax rate %

Income taxes at the U.S. statutory rate	$(582)	35.0%	$(4,296)	35.0%
Equity compensation	16	(0.9)	42	(0.3)
Other permanent differences	497	(29.9)	342	(2.8)
Effects of foreign taxes and tax credits	47	(2.9)	2,368	(19.3)
State income taxes	73	(4.4)	(439)	3.6
Uncertain tax positions	343	(20.6)	320	(2.6)
Change in valuation allowance	349	(21.0)	1,911	(15.6)
Other	(269)	16.2	174	(1.4)
Total provision for income taxes	$474	(28.5%)	$422	(3.4%)

Other permanent differences mainly relate to section 956 inclusion, meals and entertainment, and foreign permanent items.

Significant management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that would not be realized. Realization will be based on our ability to generate sufficient future taxable income. In fiscal year 2012, we established a valuation allowance against our deferred tax assets in the United States due to current year and projected future pre-tax book losses. We continued to maintain this valuation allowance throughout fiscal years 2017 and 2016. As of September 29, 2017 and September 30, 2016, we have net operating loss carryforwards to utilize in the U.S. of $20,294 and $18,402, respectively.  Additionally, we have $132 foreign tax credit carryforwards for tax return purposes as of September 29, 2017 and September 30, 2016.  The U.S. net operating loss and foreign tax credit carryforwards are scheduled to begin to expire in 2035 and 2021 respectively.

Deferred income tax assets and liabilities consist of the following:

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$2,544	$2,721
Deferred revenue	579	1,772
Foreign tax credit carryforwards	132	132
Alternative minimum tax credit carryforwards	189	189
Accrued vacation	344	360
Equity compensation	83	58
Depreciation and amortization	1,986	2,418
Net operating loss	8,446	6,873
Capital loss	83	78
Allowance for bad debt	307	206
Related party payables and Subpart F	541	193
Other	140	36
Deferred tax liabilities:
Prepaid expenses	(111)	(158)
Undistributed earnings of foreign subsidiaries	(2,378)	(2,287)
Domestic net deferred tax assets	12,885	12,591
Foreign operations:
Deferred tax assets:
Depreciation and other	505	422
Deferred tax liabilities:
Depreciation and other	(52)	(73)
Foreign net deferred tax assets	453	349
Domestic and foreign deferred tax assets	13,338	12,940
Valuation allowances	(12,951)	(12,602)
Net deferred tax assets	$387	$338

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For fiscal year 2017, we recognized an expense of $79 attributable to interest for uncertain tax positions related to transfer pricing and interest accrued. As of September 29, 2017 and September 30, 2016, we had $843 and $762 accrued, respectively, for interest and penalties for uncertain tax positions. As of September 29, 2017, $1,398 of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than related to these intercompany transactions. We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2011 through 2017.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Balance, beginning of year	$713	$472
Increases related to tax positions taken during the current period	296	241
Balance end of year	$1,009	$713

Based on future forecasts and budgets, the Company expects to repatriate the unremitted earnings from the foreign subsidiaries to the United States which then become taxable to the Company in the foreseeable future. As of September 29, 2017 and September 30, 2016, the Company recorded a deferred tax liability for U.S. federal income of $2,312 and $2,271 and foreign withholding taxes of $66 and $16, respectively. This is related to approximately $6,606 and $6,490 of its international subsidiaries’ undistributed earnings as of September 29, 2017 and September 30, 2016, respectively. This deferred tax liability is offset by existing deferred tax assets in the United States; therefore, the net impact to tax expense for fiscal year 2017 is only the $50 of foreign withholding taxes.

4. COMMITMENTS AND CONTINGENCIES

a. Operating Lease Commitments

As of September 29, 2017, we had various non-cancelable operating leases for facilities that expire at various dates through 2026 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2018	$5,203	$531	$4,672
2019	5,538	561	4,977
2020	4,976	583	4,393
2021	3,559	348	3,211
2022	2,283	0	2,283
Thereafter	6,090	0	6,090
	$27,649	$2,023	$25,626

Rental expense, excluding sublease income, was $6,475 and $9,231 for fiscal years 2017 and 2016, respectively. Sublease rental income for fiscal years 2017 and 2016 was $85 and $83, respectively.

On August 15, 2017, Learning Tree International Limited, a company incorporated under the laws of the United Kingdom (“Learning Tree Limited”) and subsidiary of the Company, entered into an agreement with Laxton Properties Limited (the “Landlord”) to assign two of its lease agreements, with the Company acting as the guarantor for Learning Tree Limited.  The two lease agreements were initially effective as of November 14, 2012 and will expire on November 13, 2022. The two leases cover the first and second floors at Learning Tree Limited’s current location in London (“Euston House”) and will be assigned in their entirety to i2 Office Limited. The leases provide for an average annual minimum rent of £365 ($489) for the first floor and £366 ($490) for the second floor. Learning Tree Limited retained its leases for the ground and basement floors at Euston House. On September 28, 2017, the assignment by Learning Tree Limited of its lease agreements to i2 Office Limited became effective. As a result of the assignment of the first and second floors at the Euston House location occurring, Learning Tree Limited will receive a refund of approximately £876 ($1,174) for its deposits from the landlord. In order to continue to offer training courses at this location, Learning Tree International Limited expects to spend approximately £525 ($703) to renovate the ground and basement floors to include sufficient classrooms and support facilities. The Company was able to externally finance the renovation costs. See Notes 12 and 14 of these consolidated audited financial statements.

b. Capital Lease Commitments

During fiscal year 2017, we acquired two printers and their licensed software under capital leases. The following is a summary as of September 29, 2017 of the present value of the net minimum lease payments on capital leases:

Fiscal Year Ending	Minimum Lease Payments

2018	$116
2019	116
2020	116
2021	102
Total minimum payments	$450

Less amount representing interest (imputed weighted average capital lease annual interest rate of 9.1% for Equipment Lease and 7.67% for Software Lease)	(70)
Net minimum payments	380
Less Current Portion	(86)
Present Value of Minimum Payments, Less Current Portion	$294

Capital lease liability is included in the "Deferred facilities rent and other" line of our consolidated balance sheets.

c. Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

5. STOCKHOLDERS’ EQUITY

We did not purchase any shares of our common stock during fiscal years 2017 and 2016. We may make purchases of common stock in the future, but we have no commitments to do so.

6. SHARE-BASED COMPENSATION

Effective January 23, 2007, our stockholders approved the 2007 Equity Incentive Plan (our “2007 Plan”). Our 2007 Plan is administered by the Compensation and Stock Option Committee of our Board of Directors. Our 2007 Plan permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights (or SARs), restricted stock, restricted stock units, performance units and performance shares to our employees, officers, directors and consultants in an amount up to an aggregate of 1,000,000 shares of common stock. Our 2007 Plan expired at the end of December 2016 with no further grants to be made under this plan. However, options granted under the 2007 Plan prior to the expiration of the 2007 Plan, which equal 350,000 options, will continue to be subject to the terms of the 2007 Plan and their award agreement. Option awards have been granted with an exercise price equal to the market price of our stock at the date of grant and generally vest one fourth per year over four years (in some instances, subject to achieving certain financial targets in the year with respect to which they are granted) and have ten-year contractual terms. The exercise price, vesting schedule and period required for full exercisability of the options is at the discretion of the Compensation and Stock Option Committee of our Board of Directors. In connection with the employment of the Company’s Chief Executive Officer, the Compensation and Stock Option Committee, with the approval of our Board, issued 300,000 non-qualified stock options that were not part of the 2007 Plan or any other equity incentive plan previously approved by Company stockholders. These non-qualified stock options were granted with an exercise price equal to the market price of our stock at the date of grant and have an equal vesting period over a four year period. We recognize compensation cost for all awards on a straight-line basis (or, on a graded basis for those options with performance conditions) over the requisite service period for the entire award, which is equal to the vesting period. We have a policy of issuing new shares of common stock to satisfy share option exercises.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities were based on the historical volatility of our stock measured over a period commensurate with the expected life of granted stock options. The expected term of options represented the period of time that options granted were expected to be outstanding and was determined based on the simplified method as discussed in ASC 718, Compensation-Stock Compensation, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on the U.S. Treasury rate at the date of the grant that most closely resembled the expected life of options. The expected dividend yield was 0%.

A summary of option activity under the 2007 Plan and the additional Board-authorized non-qualified option grants during fiscal years 2016 and 2017 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 2, 2015	250,000	$3.43	8.3	$0.00
Options granted	600,000	$1.24	9.6	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	0	$0.00
Outstanding at September 30, 2016	850,000	$1.88	8.5	$0.00
Options granted	0	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	(200,000)	$3.85		$0.00
Outstanding at September 29, 2017	650,000	$1.28	8.0	$0.00
Vested and expected to vest at September 29, 2017	641,305	$1.27	8.0	$0.00
Exercisable at September 29, 2017	175,000	$1.31	7.9	$0.00

During fiscal year 2016, the fair value of each option was estimated on the date of grant using the Black-Scholes model that uses the following weighted-average assumptions. There were no option grants during fiscal year 2017.

2016
Expected dividend yield	$0.00
Risk-free interest rate	1.14%
Expected option term (years)	3.9
Volatility	63.23%
Weighted-average fair value	$0.60

  Share-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $99 and $164 for fiscal years 2017 and 2016, respectively. As share-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures.

If the non-vested stock options fully vest, they will result in future expense of $285 over a weighted-average remaining amortization period of 2 years. The total income tax benefit relating to stock options and recognized in the consolidated statements of operations and comprehensive loss was $0 for both fiscal years 2017 and 2016.

Restricted Stock Units

As noted above, our 2007 Plan permits us to grant restricted stock units (RSUs), which entitle holders to receive shares of common stock upon vesting. During fiscal years 2017 and 2016, we did not grant any RSUs and there were no RSUs outstanding as of the end of fiscal years 2017 or 2016.

7. EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contributions is subject only to statutory limitations. We make contributions at a rate of 30% of the first 6% of employee compensation contributed. We contributed $177 and $241, net of forfeitures of $49 and $21, to our 401(k) Plan for fiscal years 2017 and 2016, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2017 and 2016, our cost for these plans was approximately $361 and $376, respectively.

8. LOSS PER SHARE

Loss per share—basic is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants, nonvested restricted stock units and of outstanding options to purchase common stock, using the treasury stock method. For fiscal years 2017 and 2016, 650,000 and 850,000 stock options, respectively, were anti-dilutive and excluded from the loss per share—diluted calculation.

 The following table sets forth the calculation of basic and diluted loss per share:

	Fiscal Year Ended
	September 29,	September 30,
	2017	2016
Numerator:
Net loss	$(2,137)	$(12,696)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,224
Effect of dilutive securities	0	0
Diluted	$13,224	$13,224

Loss per common share - basic and diluted:	$(0.16)	$(0.96)

9. OPERATING SEGMENT INFORMATION

 Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials or of the location or method of distribution. We did not have sales to any one commercial customer or government agency that amounted to 10% or more of our revenues in fiscal years 2017 or 2016.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: the United States, Canada, the United Kingdom, Sweden and Japan. As a measure of segment performance, our Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $4,523 and $5,101 in fiscal years 2017 and 2016, respectively. Summarized financial information by reportable segment for fiscal years 2017 and 2016, is as follows:

	Fiscal Year Ended
	September 29,	September 30,
	2017	2016
Revenues:
United States	$44,246	$51,377
Canada	6,700	7,961
North America	50,946	59,338
United Kingdom	14,492	16,878
Sweden	2,920	3,069
Japan	2,305	2,302
Total	$70,663	$81,587

Gross profit:
United States	$20,259	$19,618
Canada	2,827	3,119
North America	23,086	22,737
United Kingdom	4,172	5,414
Sweden	1,493	1,625
Japan	1,614	1,648
Total	$30,365	$31,424

Depreciation and amortization:
United States	$972	$1,915
Canada	182	236
North America	1,154	2,151
United Kingdom	746	620
Sweden	42	56
Japan	3	3
Total	$1,945	$2,830

	Fiscal Year Ended
	September 29,	September 30,
	2017	2016
Total assets:
United States	$13,239	$15,578
Canada	2,349	3,395
North America	15,588	18,973
United Kingdom	6,944	8,046
Sweden	2,169	2,688
Japan	1,562	1,900
Total	$26,263	$31,607

Long-lived assets:
United States	$3,348	$4,211
Canada	410	480
North America	3,758	4,691
United Kingdom	1,536	1,725
Sweden	80	119
Japan	67	76
Total	$5,441	$6,611

Capital expenditures:
United States	$23	$174
Canada	13	11
North America	36	185
United Kingdom	4	200
Sweden	0	0
Japan	2	0
Total	$42	$385

10. DEFERRED FACILITIES RENT AND OTHER

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	September 29,	September 30,
	2017	2016
Reston lease liability	$895	$1,057
Deferred rent and other	412	529
Current portion of loan payable	167	0
Capital lease obligations	86	81
	$1,560	$1,667

Noncurrent Portion of Deferred Facilities Rent and Other

	September 29,	September 30,
	2017	2016
Deferred rent and other	$3,434	$3,808
Reston lease liability	1,687	2,103
Capital lease obligations	294	386
	$5,415	$6,297

11. VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	September 29,	September 30,
	2017	2016
Beginning balance	$542	$160
Provision for doubtful accounts	255	391
Charges against allowance	0	(10)
Other	(2)	1
Ending balance	$795	$542

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	September 29,	September 30,
	2017	2016
Beginning balance	$12,602	$10,692
Provisions	349	1,910
Charges against allowance	0	0
Ending balance	$12,951	$12,602

 Activity with respect to our lease liabilities is summarized as follows:

	September 29,	September 30,
	2017	2016
Beginning balance	$3,160	$328
Provisions	386	1,940
Accretion	175	23
Reston Town Center Deferred Rent	0	1,220
Charges against allowance	(1,139)	(351)
Ending balance	$2,582	$3,160

12. DEBT

On January 12, 2017, the Company entered into a Financing and Security Agreement (the “Financing Agreement”) with Action Capital Corporation (“Action Capital”) that provides the Company with access to borrow through advances of funds of up to $3.0 million (the “Maximum Amount”). Pursuant to the Financing Agreement, the amount advanced to the Company will be based upon Action Capital’s agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral (the “Acceptable Accounts”). The Financing Agreement will continue to be in full force and effect until such time as either party terminates the Financing Agreement by providing written notice. Following termination the Company will remain liable for all outstanding indebtedness owed to Action Capital under the Financing Agreement.

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

During fiscal year 2017, we did not draw on the Financing Agreement.

In connection with the lease agreement assignments by Learning Tree International Limited, a company incorporated under the laws of the United Kingdom (“Learning Tree Limited”) and subsidiary of the Company, Learning Tree Limited continued to occupy and lease the ground and the basement floors in the Euston House building in London, England. In order to continue to offer training courses at the Euston House location, Learning Tree Limited is renovating these two remaining floors in the Euston House to include sufficient classrooms and support facilities (“Euston House Renovation”). The Euston House Renovation is expected to cost up to approximately £525 ($703), which amount is being financed by Learning Tree Limited by entering into lease financing agreements with third party lenders. As of the date hereof, Learning Tree Limited has entered into three substantially identical lease financing agreements that are titled “Non Regulated Rental Agreements” (“Financing Agreements”) with three lenders for financing in the amounts of £100 ($134) (the “First Financing”), £100 ($134) (the “Second Financing”) and £200 ($268) (the “Third Financing”).  The First Financing, the Second Financing and the Third Financing occurred on August 24, 2017, September 12, 2017 and September 22, 2017, respectively. As of September 29, 2017, the outstanding amount of the above financing agreements amount to £125 ($167) and £272 ($365) and are presented on current portion of deferred facilities, rent and loan payable and loan payable, in the consolidated balance sheets, respectively. The company accounted for the renovation costs of these two remaining floors as leasehold improvement and the corresponding liability as capital lease obligation in its consolidated financial statement at September 29, 2017.

The financing provided for the First Financing, the Second Financing and the Third Financing is in each case for a minimum of 36 months (the “Minimum Period”) with annual interest rates of approximately 7.5%, which resulted in monthly payments of £3 ($4), £3 ($4), and £6 ($8), respectively, plus payment of all applicable value added taxes for each financing. Under the terms of each Financing Agreement, the Minimum Period may be extended beyond the initial 36-month period at the monthly payment rate applicable to such agreement, unless written notice of cancellation is provided by Learning Tree Limited one month prior to the end of the Minimum Period. In addition, the Financing Agreement may be terminated prior to the end of the Minimum Period by providing at least one month’s prior written notice or if there occurs a default of a Financing Agreement. In the event of an early termination or a default of a Financing Agreement, a termination payment will be payable to the lender under the terms of a Financing Agreement that is comprised of (i) payment of all amounts due to the lender prior to the date of termination, plus (ii) the amount of the remaining payments for the Minimum Period less a 3% discount per year on the amount of each monthly payment; plus (iii) all other costs and expenses incurred by the lender to repossess, insure, refurbish and dispose of the equipment and materials; plus (iv) amounts to compensate the lender for losses as a result of the total loss of equipment or if such equipment is not returned in the agreed upon condition resulting in the lender being unable to sell such equipment for the full amount of its unrecovered investment in the residual value of such equipment.  A default and termination under the terms of each Financing Agreement may occur if the applicable lender provides written notice to Learning Tree Limited of such matters as: (1) a failure to timely make a monthly payment or payment of any other sum due under the Financing Agreement, (2) an untrue statement, representation, warranty or false statement has been provided to the lender; (3) failure to comply with the terms of the Financing Agreements; (4) equipment or materials are taken to settle a debt or judgment or another event happens that prejudices the lenders interest in the equipment and materials financed; (5) a bankruptcy petition or administration order is presented against Learning Tree Limited or other insolvency proceedings or liquidation occurs; or (6) a change in voting control of Learning Tree Limited or any holding party occurs.

Under the terms of each Financing Agreement for the First Financing, Second Financing and Third Financing, the equipment and other materials for the Euston House Renovation are purchased from the equipment and materials suppliers with the financing received by Learning Tree Limited from the lenders with such lenders retaining ownership of the purchased equipment and materials financed. The Financing Agreement for each of the First Financing, Second Financing and Third Financing, requires Learning Tree Limited to: (i) select the equipment and materials and make sure of their suitability for Learning Tree Limited; (ii) maintain and be responsible for such equipment and materials; (iii) keep the equipment and materials in the possession of Learning Tree Limited at the Euston House location; and (iv) insure the financed equipment. In addition, Learning Tree Limited is not permitted to transfer the benefit of any Financing Agreement or otherwise do anything that affects the rights of a lender to the equipment and materials to which their financing relates, including without limitation restricting the use of any equipment or materials as collateral or security for a future debt obligation of Learning Tree Limited or otherwise selling or disposing of such equipment.  Learning Tree Limited provides each lender with indemnification in each Financing Agreement from and against losses, damage, claims and demands that a lender may incur that arises out of the possession or use of the equipment and materials financed or such Financing Agreement, except where such losses arise from death or personal injury caused by the lender’s negligence.

 13. RESTRUCTURING ACTIVITY

In September 2016, we determined that 81% of our Reston Town Center facility in Reston, Virginia (RTC) was no longer needed to conduct our business and accordingly, we renewed efforts to sublease the surplus space at this facility. As such, we recorded a restructuring charge of $1.9 million for the estimated liability associated with future rentals of the surplus space due under the property lease as of the cease use date. The fair value of this liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. The Company also made an adjustment for the effects of deferred rent liability and offset the existing deferred rent liability of $1.2 million related to the RTC lease against the present value of future cash outflows. The estimates used to calculate this liability were reviewed during fiscal year 2017 and an additional restructuring charge of $0.4 million was recorded during fiscal year 2017. As of September 29, 2017, we have subleased 50% of the surplus space.

	September 29,	September 30,
	2017	2016

Balance at beginning of period	$3,160	$328

Additions:
RTC cease-use charge	386	1,940
RTC deferred rent liability	0	1,220
Accretion expense	175	23
	561	3,183

Reductions:
Rent payments net of deferred rent	(1,139)	(351)

Balance at end of period	2,582	3,160

 As of September 29, 2017, such restructuring liability is recorded as part of deferred facilities rent and other in the consolidated balance sheet.

14. SUBSEQUENT EVENTS

As a result of the completed assignment of the first and second floors at the Euston House location in London, on October 12, 2017, Learning Tree Limited received a refund of £876 for its deposits from its landlord, Laxton Properties Limited. See Note 4, of these Consolidated Audited Financial Statements.

On October 13, 2017, Learning Tree International USA, Inc. (“Learning Tree USA”), a subsidiary of the Company and MACH I AREP CARLYLE CENTER LLC fully executed the Third Amendment to Deed of Lease effective back to September 29, 2017 for its Education Center located in Alexandria, Virginia (the “Third Amendment”). A summary of the key provisions of the Third Amendment is as follows:

●	The amount of square footage leased for the Alexandria Education Center was reduced;
●

The lease term was extended to December 31, 2022, provided, however, that Learning Tree USA has the option to early terminate the lease as of November 30, 2019 with the payment of one month’s lease cost;

●	The base rental rate was adjusted to $306 per year, which amount will escalate at a rate of 3% per year over the remaining term.
●	A rent abatement of four months was provided by the landlord to Learning Tree USA, which abatement will be reduced to two months if the early termination option is exercised.

With the reduction in square footage, the Alexandria Education center will be reduced from the current seven classrooms to five smaller classrooms with a minimal amount of renovation work.

On October 27, 2017, Learning Tree USA, a subsidiary of the Company, and PRIM 1801 ROCKVILLE PIKE, LLC executed the Third Amendment to Leasing Agreement for its Education Center located in Rockville Maryland, extending the lease term scheduled to expire on October 31, 2017 to February 29, 2020 (the “Third Amendment”). A summary of the key provisions of the Third Amendment is as follows:

●	The amount of square footage leased for the Rockville Education Center was reduced;
●	The lease term was extended to February 29, 2020;
●	The base rental rate was adjusted to $228 per year, which amount will escalate at a rate of 3% per year over the term.
●	A rent abatement of two months was provided by the landlord to Learning Tree USA.

With the reduction in square footage, the Rockville Education center will be reduced from the current eleven classrooms to five smaller classrooms with a minimal amount of renovation work.

In connection with the previously announced lease agreement assignments by Learning Tree International Limited, a company incorporated under the laws of the United Kingdom (“Learning Tree Limited”) and subsidiary of the Company, Learning Tree Limited continued to occupy and lease the ground and the basement floors in the Euston House building in London, England. In order to continue to offer instructor-led IT and Management training courses as it has for the past 18 years at the Euston House location, Learning Tree Limited is renovating these two remaining floors in the Euston House to include sufficient classrooms and support facilities (“Euston House Renovation”). The Euston House Renovation is expected to cost approximately £525 ($703), which amount is being financed by Learning Tree Limited by entering into lease financing agreements with separate lenders. Learning Tree previously reported financing £400 ($536) by entering into substantially identical lease financing agreements that are titled “Non Regulated Rental Agreements” (“Financing Agreement(s)”) with three lenders. Learning Tree Limited signed fourth and fifth lease Financing Agreements with two additional lenders for financing that has been funded to Learning Tree Limited in the amounts of £50 ($67) (the “Fourth Financing”) and £73 ($98) (the Fifth Financing”). The terms of the Financing Agreements for the Fourth and Fifth Financings are substantially the same as the previous three financings. See Note 12, of these consolidated audited financial statements. The final borrowing of funds to complete the Euston House Renovation project by Learning Tree Limited is £523 ($701) that will result in a total monthly payment of £17 ($23) plus payment of all applicable value added taxes for such financing.

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

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 29, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2017.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of September 29, 2017, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of September 29, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.         OTHER INFORMATION

None

PART III

Item  10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders.

Item  11.          EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders.

Item  12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table of Equity Compensation Plans is set forth under Item of 5 and a description of our equity grants in Note 6 of “Notes to Consolidated Financial Statements”. The remaining information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders.

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item  13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders.

Item  14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders.

PART IV

Item  15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements of Learning Tree International, Inc. as set forth under Item 8 are filed as part of this report.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted in this section because such schedules are not required under the related instructions, are not applicable or the required information is given in the consolidated financial statements.

(b) Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Form 10-K.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1

Restated Certificate of Incorporation, filed October 6, 1995, as amended by Certificate of Amendment filed June 6, 1997, Certificate of Amendment filed January 24, 2002, and Certificate of Amendment filed June 19, 2007

Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, as amended through October 7, 2015	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 9, 2015.

4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement between Registrant and Richard A. Spires, dated October 7, 2015 **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

10.2	Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated as of January 26, 2012, as amended on October 1, 2013**	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

10.3	Form of Award Agreement for 200,000 and 100,000 Non-Qualified Stock Options granted to Richard A. Spires on October 7, 2015 and October 26, 2015, respectively **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

10.4	Employment Agreement between Registrant and Magnus Nylund, dated as of October 1, 2005 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.5	Employment Agreement between Registrant and David Asai, dated as of April 8, 2013**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2013.

10.6	2007 Equity Incentive Plan **	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.

10.7	Amendment of 2007 Equity Incentive Plan adopted December 30, 2009 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 4, 2010.

10.8	2007 Equity Incentive Plan Form of Restricted Stock Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.9	2007 Equity Incentive Plan Form of Stock Option Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.10	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 6, 2009.

10.11	2007 Equity Incentive Plan Form of Stock Award Agreement **	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2010.

10.12	Facility Lease Agreement between Learning Tree International Inc. and T.E.C. Leaseholds Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 30, 2005.

10.13	Amendment of Facility Lease Agreement between Learning Tree International Inc. and TEC Leaseholds Limited effective January 6, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2010.

10.14	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.

10.15	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.

10.16	Lease Agreement between Registrant and Reston Town Center Property LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 11, 2010

10.17	Lease Agreement between Learning Tree International Limited and Postel Properties Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 7, 2011.

10.18	Form of Indemnification Agreement **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

10.19	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the ground and basement floors of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.20	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the first floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.21	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the second floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.22	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for part of the sixth floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.23	Surrender of a leasehold property among Laxton Properties Limited, Learning Tree International Limited, and Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.24

2nd Lease and Storage Lease Amending and Extension Agreement, dated as of February 12, 2014, countersigned and effective as of May 7, 2014, by and between 160 Elgin Leaseholds, Inc. and Learning Tree International Inc.

Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014.

10.25	Lease Agreement between Registrant and Vasakronan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014.

10.26	Deed of Lease for the sale of Registrant’s 1831 Michael Faraday Drive, Reston, Virginia property	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the period ended October 3, 2014.

10.27	Termination of Rental Lease between Registrant and Förvaltningsbolaget Marievik HB	Incorporated by reference from Registrant’s Current Report filed on Form 8-K filed June 19, 2014.

10.28	First Amendment To Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated February 1, 2016 **	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2016.

10.29	Employment Agreement between Registrant and Dr. David C. Collins, dated February 18, 2016 **	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2016.

10.30	Financing and Security Agreement between Learning Tree International, Inc. and Action Capital Corporation, dated January 12, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 13, 2017.

10.31	Employment Agreement between Registrant and Magnus Nylund to serve as Chief Operating Officer, dated as of January 26, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 27, 2017

10.32	First Amendment to Employment Agreement between Registrant and Richard Spires, Chief Executive Officer for the period April 1, 2017 to June 30, 2017, dated April 18, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 18,2017

10.33	Assignment Agreement by Learning Tree Limited, with the Registrant acting as guarantor, to assign two of its lease agreements, dated August 15, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 18, 2017

10.34	Lease Financing Agreements between Learning Tree Limited with three separate financers	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 28, 2017

10.35	Third Amendment to Deed of Lease between Learning Tree International USA, Inc. and Mach Arep Carlyle Center LLC, dated October 13, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 18, 2017

10.36	Third Amendment to Leasing Agreement between Learning Tree International USA, Inc. and Prim 1801 Rockville Pike, LLC, dated October 27, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 2, 2017

10.37	Lease Financing Agreements between Learning Tree Limited an additional financer totaling to 4 financers	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 2, 2017

10.38	Indemnification Agreement between Registrant and each director serving on the Registrant’s Board of Directors and each current executive officer **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 8, 2017

10.39	Lease Financing Agreements between Learning Tree Limited an additional financer totaling to 5 financers	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 29, 2017

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Herndon, Commonwealth of Virginia, on the 15th day of December 2017.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ RICHARD SPIRES
Name:	Richard Spires
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD SPIRES	Chief Executive Officer and Director	December 15, 2017
Richard Spires	(Principal Executive Officer)

/s/ MAGNUS NYLUND	Chief Operating Officer	December 15, 2017
Magnus Nylund

/s/ DAVID W. ASAI	Chief Financial Officer	December 15, 2017
David W. Asai	(Principal Financial Officer and Principal
Accounting Officer)

/s/ DAVID C. COLLINS	Chairman of the Board	December 15, 2017
David C. Collins

/s/ HENRI HODARA, PH.D.	Director	December 15, 2017
Henri Hodara, Ph.D.

/s/ JOHN R. PHILLIPS, PH.D.	Director	December 15, 2017
John R. Phillips, Ph.D.

/s/ MARY COLLINS	Director	December 15, 2017
Mary Collins

/s/ RICHARD J. SURRATT	Director	December 15, 2017
Richard J. Surratt