Form 10-K/A
period 2017-09-29
LEARNING TREE INTERNATIONAL, INC.
filed 2018-01-29
CIK 1002037

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 29, 2017 originally filed with the Securities and Exchange Commission (“SEC”) on December 15, 2017 (the “Original Filing”) by Learning Tree International, Inc., a Delaware corporation (“Learning Tree,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended September 29, 2017.

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

OUR DIRECTORS

The Company’s Board of Directors (the “Board”) is currently comprised of seven directors, of which one seat is currently vacant, and is divided into three classes, Class I, Class II and Class III, each with staggered three-year terms. During 2017, the Board had two vacancies that occurred due to the passing of two directors, who were Howard Bain III, a Class I director, and W. Mathew Juechter, a Class II director. In November 2017, the Board appointed Richard J. Surratt to fill the Class II director vacancy. The Board is continuing to evaluate filling the Class I vacancy.

The current term of the Class II directors will expire at our 2018 annual meeting of stockholders (the “2018 Annual Meeting”). The term of the Class III directors will expire at the annual meeting of stockholders to be held in 2019, and the term of the Class I directors will expire at the annual meeting of stockholders to be held in 2020. In accordance with our Bylaws, if the Class I director vacancy is filled by the Board, then that newly appointed director would be required to stand for election at the next annual meeting of Company stockholders following such appointment.

The names of our directors, their ages as of January 16, 2018 and their positions with the Company are set forth below, followed by a brief biographical description of each of our directors.

Name	Age	Position

Class II Directors for Election — Present term expires in 2018.
Richard J. Surratt (1)(2)	57	Director
John R. Phillips (3)(4)(5)	71	Director

Class III Directors— Present term expires in 2019.
David C. Collins	77	Chairman of the Board
Henri Hodara (2)(4)(6)	92	Director

Class I Directors— Present term expires in 2020.
Mary C. Collins	62	Director
Richard A. Spires	56	Chief Executive Officer and Director

______________

(1)     Chairman of the Audit Committee.

(2)     Member of the Nominating and Corporate Governance Committee (the “Governance Committee”).

(3)      Chairman of the Governance Committee.

(4)     Member of the Audit Committee.

(5)     Member of the Compensation and Stock Option Committee (the “Compensation Committee”).

(6)     Chairman of the Compensation Committee.

Richard J. Surratt was appointed to serve on our Board in November 2017. Mr. Surratt has been a consulting advisor to a private investment firm since 2014, primarily working from within several portfolio companies on business model development and strategic alternatives. From 2013 to 2014, Mr. Surratt was an Engagement CFO Partner with Tatum LLC. Prior to 2013, Mr. Surratt was CFO of Independence Air from 1999 to 2005, CFO of Proquest Company from 2005 to 2006, CEO of Proquest Company from 2006 and 2009, and CFO of Arbitron Inc. from 2011 to 2012. Mr. Surratt also served on the Board of Cambium Learning Group from 2009 to 2013. Mr. Surratt’s industry experience includes senior executive roles in information, education, transportation, and technology companies. Prior to 1999, Mr. Surratt served in various executive finance positions at Mobil Oil Corporation including as Director, Major Transactions Group, and Corporate Treasurer, Latin America. Mr. Surratt holds a B.S. in Marine Engineering from the United States Merchant Marine Academy, an M.S. in Fluid Mechanics/Thermal Science from the George Washington University, and an MBA from the Stanford Graduate School of Business. Mr. Surratt received a CPA license (currently inactive) from the State of Maryland. Our Board believes Mr. Surratt is qualified to serve as a director due to his industry experience and prior executive finance positions and expert knowledge of finance and accounting matters.

John R. Phillips has served on our Board since May 2013. Dr. Phillips founded Phillips Innovation Associates in May 2012 to provide consulting support to private companies, venture capitalists and public organizations. From March 1999 until his retirement in April 2012, Dr. Phillips served as the Chief Scientist and Director for the Office of the Chief Scientist of the United States Central Intelligence Agency (“CIA”). Prior to joining the CIA, Dr. Phillips worked for 31 years at the Los Alamos National Laboratory in numerous leadership positions. Dr. Phillips holds a Ph.D. and an M.S. in Analytical Chemistry and an M.B.A. from the University of New Mexico and a B.S. in Applied Mathematics from Oregon State University. Dr. Phillips also serves on advisory boards for Innovative Solutions Consortium, Descartes Labs, Alakai Defense Systems, and Envision Yellowstone. Our Board believes Dr. Phillips is qualified to serve as a director due to his expert knowledge and background in the security and technology industries and his knowledge and understanding of our customer base.

David C. Collins co-founded Learning Tree in 1974 with Eric Garen and served as Chairman of the Board from 1974 to 2007 and then returned as Chairman of the Board in January 2012. Dr. Collins has also served as Learning Tree’s Chief Executive Officer from 1974 until 2005 and again from January 2012 until October 2015, when he resigned from his CEO position while retaining his Chairman position. Dr. Collins holds a B.S. (with distinction) in Electrical Engineering from Stanford University, and a Masters and a Ph.D. in Electrical Engineering from the University of Southern California. Dr. Collins is married to Mary Collins, a member of the Board. Our Board believes Dr. Collins is qualified to serve as Chairman of the Board due to his extensive knowledge of the training market and Learning Tree’s operations, sales and marketing.

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

Mary C. Collins has served on our Board since June 2013. Mrs. Collins previously worked for Learning Tree from September 1975 to February 2007 in various capacities including Administration, Sales, Operations and Marketing. For many years prior to her retirement in 2007, Mrs. Collins was Learning Tree’s Chief Administrative Officer and Corporate Secretary responsible for Investor Relations, Human Resources, legal and trademark matters. Mrs. Collins is married to Dr. David Collins, our Chairman of the Board. Mrs. Collins has also served as a paid consultant to the Company working on special projects since 2012, though the Company has not engaged and paid Mrs. Collins as a consultant for several years. Our Board believes Mrs. Collins is qualified to serve as a director due to her 35 years of experience working for Learning Tree.

Richard A. Spires is our current Chief Executive Officer, effective as of October 7, 2015. Mr. Spires has served on our Board since December 2013. He previously served as the Chief Executive Officer of Resilient Network Systems, Inc. from December 2013 to October 2015, and currently serves as the Chairman of the Board of that company. Mr. Spires served as Chief Information Officer at the United States Department of Homeland Security from August 2009 through May 2013. Mr. Spires also served as the Vice Chairman of the Federal Government CIO Council and the Co-Chairman of the Committee for National Security Systems. In addition, he has served in multiple positions, including Deputy Commissioner for Operations, at the Internal Revenue Service from 2004 through 2008. From 2000 through 2003, Mr. Spires served as President, Chief Operating Officer, and Director of Mantas, Inc., a software company that provides business intelligence solutions to the financial services industry. Prior to joining Mantas, Mr. Spires spent more than 16 years serving in a number of technical and managerial positions at SRA International. Mr. Spires has an engineering background holding bachelor degrees from the University of Cincinnati and a master’s of science in engineering from the George Washington University. Additionally, Mr. Spires has won a number of awards for his leadership in IT, including the 2016 ACT-IAC Leadership Award, 2012 Fed 100 Government Executive Eagle Award, TechAmerica’s 2012 Government Executive of the Year, Government Computer News 2011 Civilian Government Executive of the Year, and was named a Distinguished Alumnus of the University of Cincinnati’s College of Engineering in 2006. Mr. Spires also serves as a director of Maximus Federal, a wholly-owned subsidiary of Maximus, Inc. (NYSE: MMS) and is a member of the Public Sector Board of Advisors of Palo Alto Networks, Inc. (NYSE: PANW). Our Board believes Mr. Spires is qualified to serve as our Chief Executive Officer and as a director due to his expert knowledge and background in the technology industry and his knowledge and understanding of our customer base.

OUR EXECUTIVE OFFICERS

The names of our executive officers, their ages as of January 16, 2018 and their positions with the Company are set forth below, followed by a brief biographical description of each of our executive officers.

Name	Age	Position
Richard A. Spires(1)	56	Chief Executive Officer
David W. Asai	61	Chief Financial Officer
Magnus Nylund	47	Chief Operating Officer and Chief Information Officer

For the biography of Mr. Spires, please see “Our Directors” above.

David W. Asai has been our Chief Financial Officer since April 2013. Mr. Asai previously served as our Interim Chief Financial Officer since September 2012 pursuant to an agreement between the Company and Randstad Professionals US, LP, doing business as Tatum, a large executive services firm (“Tatum”). Mr. Asai had served as a CFO Partner in the Mid Atlantic Practice of Tatum since October 2011. Mr. Asai has over 35 years of professional experience including directing all facets of finance and accounting management for public and private companies ranging in size from start-ups to $900 million in annual revenues. Prior to joining Tatum, Mr. Asai was an independent financial consultant providing services to Laureate Education, Inc. and Voyager Learning Company. Mr. Asai has served as Chief Financial Officer of ProQuest Company, Independence Air, and Spirit Airlines. Mr. Asai has a B.S. degree in Accountancy from the University of Illinois and has passed the CPA exam.

Magnus Nylund has been our Chief Information Officer since 2005 and was appointed to also serve as our Chief Operating Officer as of July 27, 2016. Mr. Nylund served as our Vice President, Worldwide Information Systems from 2002 to 2005. Prior to his role as Vice President, Worldwide Information Systems, Mr. Nylund served as our Director, Worldwide IS Operations. He joined us in 1992 in our Swedish Operating Unit. Mr. Nylund has a Diploma in Computer Science from the University of Gävle, Sweden.

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

Based solely on a review of the reports furnished to us, or written representations provided to us from reporting persons, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in our common stock during the year ended September 29, 2017.

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

AUDIT COMMITTEE

The current members of our Audit Committee are Messrs. Surratt (Chairman), Hodara and Phillips. During fiscal 2017, Howard A. Bain III served as the Chairman of the Audit Committee until he passed in fiscal 2017 and Dr. Hodara served as interim-Chairman until Mr. Surratt was appointed in November 2017 to serve as Chairman. Our Board has determined that each member of our Audit Committee that served during fiscal 2017 was (i) “independent” as that term is defined in the rules of The Nasdaq Stock Market and the OTCQX Market and (ii) financially literate as required in our Audit Committee Charter and as required by the rules and regulations promulgated by the SEC and The Nasdaq Stock Market. Our Audit Committee has adopted a charter, which is posted on our website at http://www.learningtree.com/investor/corporate-governance.htm. Our Audit Committee met seven (7) times during fiscal 2017.

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

Our Board has determined that Richard J. Surratt, Chairman of our Audit Committee, qualifies as an audit committee financial expert within the meaning of applicable SEC rules because he has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, and experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control and procedures for financial reporting; and (v) an understanding of audit committee functions. Mr. Surratt has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biography above.

Item 11.          EXECUTIVE COMPENSATION

BOARD COMPENSATION ARRANGEMENTS FOR NON-EMPLOYEE DIRECTORS

Compensation for our non-employee, independent directors is determined by our Board based on the recommendations of our Governance Committee. Although our executive officers may provide background data in connection with this process, they are generally not involved in the discussion of Board compensation. In fiscal 2017, our non-employee, independent director compensation consisted of the following:

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

Effective October 1, 2017, the Board approved a change to the existing non-employee, independent director compensation, which was to re-incorporate a monthly retainer for serving on the Board in the amount of $4,000 per month. The amount of the non-employee, independent director annual retainer for service as a Chairperson on a Board committee and the fees to be paid for attending Board and committee meetings remained unchanged.

Our Board appointed Mary C. Collins as a director in June 2013. Mrs. Collins is married to Dr. David Collins, our Chairman of the Board. Although Mrs. Collins is a non-employee director, the Board determined that because she is not an independent member of the Board under The Nasdaq Stock Market and the OTCQX Market rules, Mrs. Collins will not receive any compensation for her service as a director on the Board.

In addition to the aforementioned compensation arrangements, our non-employee, independent directors were reimbursed for travel and out-of-pocket expenses incurred on our behalf.

Director Compensation Table

The following table summarizes the compensation paid to our non-employee directors for fiscal 2017:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Mary C. Collins(1)	$0	$0	$0
Henri Hodara(2)	$23,000	$0	$23,000
John R. Phillips(3)	$19,000	$0	$19,000
Howard A. Bain III(4)	$21,000	$0	$21,000
W. Matthew Juechter(5)	$12,000	$0	$12,000

________________________

(1)	Mrs. Collins is not compensated for her service as a member of the Board in accordance with Board policy.
(2)	Dr. Hodara is Chairman of our Compensation Committee.
(3)	Mr. Phillips is Chairman of our Governance Committee.
(4)	Mr. Bain passed in August 2017; accordingly, his compensation reflects only a partial year. At the time of his passing, Mr. Bain was the Chairman of the Audit Committee.
(5)	Mr. Juechter passed in June 2017; accordingly, his compensation reflects only a partial year. At the time of his passing, Mr. Juechter was the Chairman of the Governance Committee.

Other Compensation Arrangements with Directors

During fiscal 2017, we had two employee directors, Dr. Collins and Mr. Spires, and one non-employee director, Mrs. Collins, with compensation arrangements with us other than for service on our Board, who are not independent. On October 7, 2015, Mr. Spires was appointed as the new Chief Executive Officer of the Company following the resignation of Dr. Collins from that position. As a result of Mr. Spires’ appointment, he became an employee-director of the Company. The compensation terms for Mr. Spires service as Chief Executive Officer in fiscal 2017, including a one-time voluntary reduction in his salary during fiscal 2017, are summarized in this Amendment under “Executive Compensation—Compensation Terms of the Chief Executive Officer.” Dr. Collins was compensated for his service as our Chief Executive Officer in fiscal 2016 until his resignation from his position as Chief Executive Officer on October 7, 2015. Dr. Collins continued as an employee of the Company thereafter. On February 18, 2016, the Company and Dr. Collins entered into an employment agreement that set forth the terms of his continued employment with the Company following his resignation as Chief Executive Officer. The terms of Dr. Collins’ employment initially provided for him to receive annual compensation of $250,000 for services he provides to the Company and that he was eligible to participate in employee health and other benefits to the same extent as other employees of Company. In August 2016, Dr. Collins voluntarily reduced his annual compensation from $250,000 to $25,000, which reduction became effective as of August 1, 2016. On January 25, 2017, the Company and Dr. Collins executed an amendment to his Employment Agreement, effective September 20, 2016, to reflect the reduction in his annual compensation that commenced in August 2016. Accordingly, Dr. Collins received base salary compensation of $25,000 in fiscal 2017. Dr. Collins does not receive any other retainers or other compensation for attending Board or committee meetings or serving on the Board. Although the Company has employed Dr. Collins, the Company’s principal executive officer remains its Chief Executive Officer.

In March 2013, we entered into a consultant agreement with Mrs. Collins pursuant to which Mrs. Collins provides certain administrative and human resources management services for us. The consultant agreement provides for an hourly fee for such services and is terminable by either party without prior notice. Mrs. Collins did not receive any compensation for consulting services provided during the 2017 fiscal year.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for fiscal 2017 and 2016, all compensation awarded to, earned by or paid for services received by our named executive officers (“Named Executive Officers”). The Named Executive Officers include (i) our Chief Executive Officer and (ii) our two most highly compensated executive officers, other than our Chief Executive Officer, as of the end of fiscal 2017 who received more than $100,000 in aggregate compensation during fiscal 2017.

Name and Principal Position	Year	Salary		Bonus	Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Richard A. Spires	2017	$450,000	(1)	$0	$0	$50,000	$4,770		$504,770
Chief Executive Officer	2016	$486,859		$0	$355,382	$100,000	$4,820		$947,061

David Asai	2017	$303,750		$0	$0	$0	$4,770		$308,520
Chief Financial Officer	2016	$303,750		$0	$0	$0	$4,820		$308,570

Magnus Nylund	2017	$306,475		$0	$0	$0	$21,004	(3)	$327,479
Chief Operating Officer and Chief Information Officer	2016	$306,475		$0	$0	$0	$46,960		$353,435

____________

(1)

Mr. Spires annual salary of $500,000 was temporarily reduced by $50,000 as a result of Mr. Spires’ agreeing to voluntarily reduce his salary for three months pursuant to an amendment to his employment agreement dated April 18, 2017.

(2)

Represents the aggregate grant date fair value of stock options granted calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of this amount are included in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 29, 2017.

(3)	Includes for Mr. Nylund, the payout of accrued Paid Time Off (PTO) balance of $42,140 in 2016 and a 25-year anniversary bonus of $16,234 in 2017.

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

Employment Agreements with Named Executive Officers

We have employment agreements with Mr. Spires, Mr. Asai, and Mr. Nylund which provide:

●	that the employment of the executive is “at-will” and may be terminated at any time, with or without cause, for any or no reason, and with or without notice by either the executive or us.

●

that upon executive’s termination of employment with us for any or no reason, and with or without notice, the executive will be deemed to have resigned from all offices and directorships then held with the Company or any affiliate, and the Company will pay to the executive all amounts accrued and unpaid as of the date of termination in respect of such executive’s salary for periods through such date and for paid time off (“PTO”) to the extent consistent with the Company’s policies in effect from time to time.

●

that the executive will not during the term of employment and for a period of two years following termination, either directly or indirectly, make known to any person, firm or corporation, the names or addresses of any of our customers or any information pertaining to them.

●

that the executive will not during the term of employment and for a period of two years following termination, hire or solicit for employment any person who is our employee or subcontractor as of the date of the executive’s termination or any time during the six month period prior to termination.

An employment agreement was entered into with Mr. Spires on October 7, 2015 at the time he was appointed as our new Chief Executive Officer. Compensation and related terms of this employment agreement are summarized in this Amendment below.

The terms of the employment agreement with Mr. Asai also provide for severance compensation equal to three month’s base salary upon termination of employment if employment is terminated within six months of a change of control.

The terms of Mr. Asai’s employment agreement also provides that if his employment is terminated within six (6) months of a change in control, as defined in the employment agreement, he will receive three month’s pay as severance upon signing a complete release of the Company and all possible claims.

The terms of the employment agreement with Mr. Nylund also provide:

●	that Mr. Nylund will, in addition to his base compensation, be entitled to incentive compensation when and as earned under the annual plan provided to him by us at the beginning of each fiscal year.

●

for severance compensation equal to six months’ base salary upon termination of employment by us without cause. Cause is defined in the employment agreements as (i) a material failure to perform the executive’s duties under the employment agreement, (ii) breach of a fiduciary duty to us, (iii) failure to comply with a reasonable direction of our Chief Executive Officer, or (iv) an indictment for a felony or other serious crime.

Compensation Terms of the Chief Executive Officer

On October 7, 2015, we entered into an employment agreement with Mr. Spires pursuant to which the Company agreed to pay Mr. Spires a base salary of $500,000 per annum. The employment agreement provides that Mr. Spires’ employment with the Company is at-will and can be terminated at any time with or without cause. Mr. Spires was entitled to receive incentive based bonuses for the Company’s financial performance in the Company’s 2016 fiscal year (“FY2016”) comprised of a bonus of up to $200,000, with a minimum of $100,000 guaranteed, and an additional bonus of $50,000 for each financial target that is achieved by the Company above the Company’s established budget for FY2016. Mr. Spires was also eligible to receive a substantially similar incentive-based bonus for the 2017 fiscal year (“FY2017”) based on Company financial performance for FY2017, however, only $50,000 of the incentive-based bonus in FY2017 was guaranteed.

On April 18, 2017, Mr. Spires, agreed to an amendment to his employment agreement, whereby Mr. Spires voluntarily reduced his monthly compensation for the three month period from April 1, 2017 to June 30, 2017 to be at a rate of annual compensation of $300,000 per year, instead of $500,000 per year. Accordingly, Mr. Spires annual compensation in fiscal 2017 was reduced from $500,000 to $450,000. Pursuant to the amendment, after the initial three month period, Mr. Spires could elect in his discretion to continue the reduced annual compensation for one or more future monthly periods with notice and approval of the Board. In fiscal year 2017, no additional voluntary reductions occurred.

In fiscal 2016, Mr. Spires also received grants of 600,000 stock options, of which 300,000 were granted under our 2007 Equity Incentive Plan (“2007 Plan”), with the remaining 300,000 stock options being non-qualified stock options granted pursuant to separate stock option grant agreements. The stock options vest in equal annual installments (or 150,000 shares annually) over four (4) years beginning on the first anniversary of the date of grant. The stock options granted are subject to accelerated vesting or are otherwise required to be assumed and continue under their existing terms in the event of a change of control of the Company or in the event that the Company is otherwise taken private by merger, stock purchase, asset purchase or other acquisition transaction.

Payments upon Termination

The information below describes the amount of compensation we will pay to each of our Named Executive Officers in accordance with our current employment policies and the terms of their employment agreements with us in the event of termination of such Named Executive Officer’s employment, including certain estimates of the amount that would have been paid on certain dates under what we believe to be reasonable assumptions. However, the actual amounts to be paid can only be determined at the time of such Named Executive Officer’s termination.

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

Involuntary Termination. In addition to the amounts set forth above under “—All Terminations,” our employment agreement with Mr. Nylund provides that if he is terminated by us without cause, then he will receive six months’ base salary as severance. Assuming termination effective as of September 29, 2017 and based on the salary in effect as of that date the amount payable to Mr. Nylund would have been $153,238. This amount is equal to six months’ salary for Mr. Nylund, payable in accordance with our normal salary payment schedule.

Death. In accordance with our standard nondiscriminatory employee term life insurance provisions, the following amounts would be paid to the beneficiaries of the Named Executive Officers if the executive would have died on September 29, 2017: $500,000 for Mr. Spires $304,000 for Mr. Asai; and $307,000 for Mr. Nylund. The foregoing amounts would be doubled in the case of accidental death.

Disability. Depending on the nature of the disability and other factors, under our various nondiscriminatory employee plans and arrangements, our Named Executive Officers may be eligible for disability benefits in the event of a disability.

Change of Control. Other than Mr. Asai, none of our Named Executive Officers is entitled to special payments upon a change of control of the Company. Under Mr. Asai’s employment agreement, if Mr. Asai’s employment is terminated within six (6) months of a Change of Control, as defined in the employment agreement, he will receive an additional three (3) months’ pay as severance upon the execution of a complete release.

Equity Incentive Plan

On June 19, 2007, our stockholders approved our 2007 Plan pursuant to which we were authorized to issue incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights, restricted stock awards (including restricted stock units), performance unit awards and performance share awards to Named Executive Officers (as well as other employees and directors). The 2007 Plan authorized the issuance of up to 1,000,000 shares and expired on December 31, 2016. As a result, no additional awards may be made under the 2007 Plan. The existing award of 300,000 stock options granted to Mr. Spires under the 2007 Plan will however continue to be governed by the terms of the 2007 Plan.

The 2007 Plan is administered by our Compensation Committee. Each award under the 2007 Plan was evidenced by a written agreement in a form approved by our Compensation Committee. When the 2007 Plan was effective it provided for grants of stock options, restricted stock and restricted stock units. Any grants of Restricted stock units (which would have entitled the recipient to receive shares of common stock upon vesting) would have been subject to conditions imposed by our Compensation Committee. Our Compensation Committee may accelerate the time at which any restrictions lapse and/or remove any restrictions.

Under our 2007 Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of options granted to employees who hold more than ten percent of the voting power of our capital stock on the date of grant). The exercise price of a non-qualified stock option must be not less than 75% of the fair market value of the common stock on the date of grant. The term of any stock option granted may not exceed ten years (five years in the case of an incentive stock option granted to a ten percent holder). Our Compensation Committee had the discretion to determine the vesting schedule and the period required for full exercisability of stock options; although that period was not permitted to be less than six months. Upon exercise of any option granted under our 2007 Plan, the exercise price may be paid in cash, and/or such other form of payment as may be permitted under the applicable option agreement, including, without limitation, previously owned shares of common stock. No stock options granted under our 2007 Plan are transferable by the optionee other than by will or by the laws of descent and distribution. Each option is exercisable, during the lifetime of the optionee, only by the optionee.

Defined Contribution Plans

We have adopted a defined contribution plan for the benefit of our United States employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (“401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Code. Currently, the maximum amount of employee contributions remains subject only to statutory limitations. Effective October 1, 2009, we contribute at a rate of 30% of the amount, up to the first 6% of employee compensation, contributed by each employee. We contributed $177,000 and $241,000 to our 401(k) Plan for fiscal years 2017 and 2016, respectively. The contributions for fiscal years 2017 and 2016 were net of forfeitures totaling $49,000 and $21,000, respectively, which the Company used to offset its contributions liability.

We have also adopted or participate in company-sponsored or country-sponsored contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2017 and 2016 our cost for these plans was approximately $361,000and $376,000, respectively.

Outstanding Equity Awards at Fiscal Year-end

The following table reflects outstanding vested and unvested stock options and unvested restricted stock units that have been awarded and are held by the Named Executive Officers as of September 29, 2017.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Richard Spires	50,000	50,000	$1.19	10/26/2025	—	—
	250,000	250,000	$1.248	10/07/2025

Stock options totaling 600,000 were granted to Mr. Spires in fiscal 2016 totaled, of which 300,000 were granted under our 2007 Plan and 300,000 stock options were non-qualified stock options granted pursuant to separate stock option grant agreements. The stock options vest in four equal installments over a four year period.

In fiscal year 2017, there were no exercises of stock options.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee, each of whom served during fiscal 2017 and were independent directors as that term is defined in the rules of The Nasdaq Stock Market and the OTCQX Market, are Messrs. Hodara (Chairman) and Phillips. Mr. Juechter was an independent director that served on the Compensation Committee until he passed away during fiscal 2017, and his seat on the Compensation Committee has not been filled. During the 2017 fiscal year and as of the date of this Amendment, no member of our Compensation Committee is or was an officer or employee of ours, or is related to any other member of our Compensation Committee, or any other member of our Board, or any of our executive officers, or had any other relationships requiring disclosure under SEC rules.

Item  12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information that has been provided to us or is publicly available with respect to the beneficial ownership of shares of our common stock as of January 16, 2018 (except where indicated) for (i) each person or entity known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table in this Amendment and (iv) all of our directors and executive officers as a group. Percentage of common stock beneficially owned is based on 13,224,349 shares of common stock outstanding on January 16, 2018. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them. Pursuant to Item 403 of Regulation S-K, the number of shares listed for each individual reflects his or her beneficial ownership, as defined in SEC rules and regulations. As a result, in some cases, more than one beneficial owner has been listed for the same securities. In accordance with Instruction 5 of Item 403 of Regulation S-K, where more than one beneficial owner has been listed for the same securities, in computing the aggregate number of shares owned by directors and officers of the registrant as a group, those shares have been counted only once. See the footnotes below for specific share ownership details.

	Common Stock(1)
Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Officers and Directors
David Asai(2)	--	*
Richard J. Surratt(2)	--	*
David C. Collins(2)(3)	7,495,332	56.68%
Mary C. Collins(2) (3)	7,495,332	56.68%
Henri Hodara(2)	--	*
Magnus Nylund(2)	12,688	*
John R. Phillips(2)	--	*
Richard A. Spires(2)(4)	300,000	2.22%
All directors and executive officers as a group (8 persons)	7,808,020	57.73%

Stockholders with 5% or more

Mill Road Capital II, L.P. (5)	673,504	5.09%
Neil S. Subin (6)	1,533,600	11.60%
Osmium Partners, LLC(7)	1,719,826	13.00%
Wynnefield Capital Management, LLC (8)	958,550	7.25%

___________________

*	Less than 1% ownership.

(1)

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or group has the right to acquire within 60 days after January 16, 2018. These shares are deemed to be outstanding for purposes of computing the percentage of outstanding shares held by each person or group on that date, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. There were 300,000 shares issuable upon vested options or options that vest within 60 days after January 16, 2018.

(2)

Dr. Collins is the Chairman of our Board. Mr. Spires is our Chief Executive Officer and a director. Mr. Nylund is our Chief Operating Officer and Chief Information Officer and Mr. Asai is our Chief Financial Officer. Mrs. Collins and Messrs. Surratt, Hodara and Phillips are directors. The address of these individuals is Learning Tree International, Inc., 13650 Dulles Technology Drive, Suite 400, Herndon, VA 20171.

(3)

Dr. Collins and Mrs. Collins are married. Accordingly, the shares listed for Dr. Collins include 177,640 shares beneficially owned by Mrs. Collins, and those listed for Mrs. Collins include 1,382,205 shares beneficially owned by Dr. Collins, although each disclaims beneficial ownership of the other’s shares. The shares listed for Dr. Collins and Mrs. Collins both include: (i) 289,918 shares owned by The Collins Family Foundation, a private charitable foundation of which Dr. Collins and Mrs. Collins are directors, but as to which they disclaim beneficial ownership; (ii) 270,000 shares owned by the Collins Charitable Remainder Unitrust No. 97-1 of which Dr. Collins and Mrs. Collins serve as trustees and disclaim beneficial ownership; (iii) 238,323 shares owned by Adventures in Learning Foundation (formerly The Pegasus Foundation), a charitable support organization of which Dr. Collins and Mrs. Collins are minority trustees and as to which they disclaim beneficial ownership; (iv) 3,768,479 shares owned by David C. and Mary C. Collins Family Trust, the trustees of which are Dr. Collins and Mrs. Collins; (v) 1,368,767 shares owned by DCMA Holdings LP, a family limited partnership of which Dr. Collins and Mrs. Collins are general partners, but as to which they disclaim beneficial ownership. On January 17, 2018, Dr. Collins and Mrs. Collins filed a Schedule 13D/A to report that they informed the Board that they have reached the determination to seek to reduce their ownership in the Company by selling or otherwise disposing of some or all of their shares in the Company, and may engage in discussions with third parties, including other stockholders of the Company, regarding the same.

(4)	Mr. Spires’ beneficial ownership of shares includes 300,000 stock options that are vested and currently exercisable into shares of common stock.

(5)

Based on a Schedule 13D/A filed with the SEC on September 11, 2015 by Mill Road Capital II, L.P., a Delaware limited partnership (the “Mill Road Fund II”), Mill Road Capital II GP LLC, a Delaware limited liability company (the “Mill Road Fund II GP”), Thomas E. Lynch and Scott P. Scharfman, Mill Road Fund II and Mill Road Fund II GP are reported to have sole voting and dispositive power over 673,504 shares of common stock. Messrs. Lynch and Scharfman are reported to have shared voting and dispositive power over the same 673,504 shares. The address of these entities and individuals is reported as 382 Greenwich Avenue, Suite One, Greenwich, Connecticut 06830.

(6)

Based on the Schedule 13G filed with the SEC on January 23, 2018, Mr. Neil S. Subin has the sole voting and dispositive power with respect to the 1,533,600 shares of common stock as (i) the President and Manager of a limited liability company and (ii) the trustee of a number of trusts. Mr. Subin’s address is reported as 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.

(7)

Based on information from a Schedule 13G/A filed with the SEC on August 24, 2016 and a Form 4 (Statement of Changes of Beneficial Ownership of Securities) filed with the SEC on November 20, 2017. John H. Lewis is the controlling member of Osmium Partners, LLC, a Delaware limited liability company, which serves as the general partner of Osmium Capital, LP, a Delaware limited partnership and Osmium Capital II, LP, a Delaware limited partnership and Osmium Spartan, LP, a Delaware limited partnership, have the shared voting and dispositive power with respect to 1,719,826 shares of common stock. The shared ownership is reported as follows: (i) John H. Lewis – 0 shares; (ii) Osmium Partners, LLC – 0 shares; (iii) Osmium Capital, LP – 958,828 shares; (iv) Osmium Capital II, LP – 467,055 shares; and (v) Osmium Spartan, LP – 293,943 shares. The address of these entities and individuals is reported as 300 Drakes Landing Road, Suite 172, Greenbrae, CA 94904.

(8)

Based on a Schedule 13D/A filed with the SEC on May 26, 2017 by Wynnefield Partners Small Cap Value, L.P. I (“Wynnefield Partners I”), a Delaware limited partnership, Wynnefield Partners Small Cap Value, L.P. (“Wynnefield Partners”), a Delaware limited partnership, Wynnefield Small Cap Value Offshore Fund, Ltd. (“Wynnefield Offshore”), a Cayman Islands fund, Wynnefield Capital Management, LLC (“WCM”), a New York limited liability company, Wynnefield Capital. Inc. (“WCI”), a Delaware Corporation, Nelson Obus and Joshua Landes (collectively, the “Wynnefield Reporting Persons”), and Company stockholder records as of October 24, 2017, the Wynnefield Reporting Persons beneficially own in the aggregate 958,550 shares of Common Stock. Of this aggregate amount beneficially owned (i) Wynnefield Partners I is reported to have direct beneficial ownership and sole voting and dispositive power over 467,233 shares of common stock, (ii) Wynnefield Partners is reported to have direct beneficial ownership and the sole voting and dispositive power over 292,535 shares of common stock, and (iii) Wynnefield Offshore is reported to have direct beneficial ownership and the sole voting and dispositive power over 198,782 shares of common stock. Based on the Schedule 13D, the other Wynnefield Reporting Persons may be deemed to be indirect beneficial owners (as that term is defined under Rule 13d-3 under the Exchange Act) as described in the Schedule 13D. The address of these entities and individuals is reported as 450 Seventh Avenue, Suite 509, New York, New York 10123.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information as of September 29, 2017, the last day of the Company’s most recently completed fiscal year, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal year 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance(1)
Equity compensation plans approved by security holders	350,000	$1.32	--
Equity compensation plans not approved by security holders(2)	300,000	$1.23	--

_____________

(1) In December 2016, our 2007 Plan expired and no additional shares are available for grant under the 2007 Plan. See “Executive Compensation—Compensation Terms of the Chief Executive Officer and “—Equity Incentive Plan” for additional information about these grants and the 2007 Plan.

(2) In connection with the employment of Richard Spires as our Chief Executive Officer, the Company granted Mr. Spires stock options, which grant included 300,000 non-qualified stock options that were not part of an equity incentive plan previously approved by stockholders.

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

Director Independence

Our Board considered transactions and relationships between each director or any member of his or her immediate family and our Company and our subsidiaries and affiliates. Although our Company is quoted on the OTCQX U.S. Market and is no longer subject to the Nasdaq Stock Market rules, the Company has elected to continue to assess director “independence” and evaluate the service of its directors serving on its Board committees under the applicable Nasdaq Stock Market rules and regulations and the OTCQX Market rules. Accordingly, during fiscal 2017 our Board determined that directors Messrs. Bain, Hodara, Juechter and Phillips, who served during the fiscal year, were “independent” under the rules and regulations promulgated by The Nasdaq Stock Market and the OTCQX Market. Mr. Surratt, who was appointed after the 2017 fiscal year, was also determined by the Board to be “independent”.

Item  14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For fiscal year 2017 our independent auditor, as approved by our Audit Committee, was BDO USA, LLP, an independent registered public accounting firm. The following table presents fees for professional services rendered by BDO USA for fiscal years 2017 and 2016:

	Fiscal Year 2017	Fiscal Year 2016
Audit Fees(1)	$666,203	$659,500
Audit-Related Fees(2)	$19,562	$0
Tax Fees(3)	$143,185	$154,240
All Other Fees	$0	$0

_________

(1)

Audit fees are related to the integrated audit of the Company’s annual financial statements for the fiscal years ended September 29, 2017 and September 30, 2016, and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and Form 10-K for those years.

(2)	Fees incurred with BDO related to the Company’s strategic initiatives.

(3)	Tax fees include fees principally incurred for assistance with the preparation of U.S. federal and state income tax returns and with other tax compliance matters.

Audit Committee Authorization of Audit and Non-Audit Services

Our Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent auditor engaged to conduct the annual audit of our consolidated financial statements. In addition, our Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditor and require our Audit Committee to be informed of each service provided by the independent auditor. Such policies and procedures do not permit our Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. Our Audit Committee pre-approved all of the fees for services provided by BDO USA, LLP during fiscal year 2016 and fiscal year 2017.

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

Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014.

10.25	Lease Agreement between Registrant and Vasakronan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014.

10.26	Deed of Lease for the sale of Registrant’s 1831 Michael Faraday Drive, Reston, Virginia property	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the period ended October 3, 2014.

10.27	Termination of Rental Lease between Registrant and Förvaltningsbolaget Marievik HB	Incorporated by reference from Registrant’s Current Report filed on Form 8-K filed June 19, 2014.

10.28	First Amendment To Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated February 1, 2016 **	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2016.

10.29	Employment Agreement between Registrant and Dr. David C. Collins, dated February 18, 2016 **	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2016.

10.30	Financing and Security Agreement between Learning Tree International, Inc. and Action Capital Corporation, dated January 12, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 13, 2017.

10.31	Employment Agreement between Registrant and Magnus Nylund to serve as Chief Operating Officer, dated as of January 26, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 27, 2017

10.32	First Amendment to Employment Agreement between Registrant and Richard Spires, Chief Executive Officer for the period April 1, 2017 to June 30, 2017, dated April 18, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 18,2017

10.33	Assignment Agreement by Learning Tree Limited, with the Registrant acting as guarantor, to assign two of its lease agreements, dated August 15, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 18, 2017

10.34	Lease Financing Agreements between Learning Tree Limited with three separate financers	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 28, 2017

10.35	Third Amendment to Deed of Lease between Learning Tree International USA, Inc. and Mach Arep Carlyle Center LLC, dated October 13, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 18, 2017

10.36	Third Amendment to Leasing Agreement between Learning Tree International USA, Inc. and Prim 1801 Rockville Pike, LLC, dated October 27, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 2, 2017

10.37	Lease Financing Agreements between Learning Tree Limited an additional financer totaling to 4 financers	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 2, 2017

10.38	Indemnification Agreement between Registrant and each director serving on the Registrant’s Board of Directors and each current executive officer **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 8, 2017

10.39	Lease Financing Agreements between Learning Tree Limited an additional financer totaling to 5 financers	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 29, 2017

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

21.1	Subsidiaries of the Registrant	Previously filed and incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm	Previously filed and incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Previously filed.

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Previously filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed.

**	This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Herndon, Commonwealth of Virginia, on the 29th day of January 2018.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ RICHARD SPIRES
Name:	Richard Spires
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ DAVID W. ASAI
Name:	David W. Asai
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)