Form 10-Q
period 2017-12-29
LEARNING TREE INTERNATIONAL, INC.
filed 2018-02-08
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

__________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

 Commission File Number: 0-27248

 Learning Tree International, Inc.

(Exact name of registrant as specified in its charter)

__________

Delaware	95-3133814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13650 Dulles Technology Drive Suite 400 Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

703-709-9119

(Registrant’s telephone number, including area code)

__________

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

The number of shares of common stock, $.0001 par value, outstanding as of February 1, 2018 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—December 29, 2017

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 29, 2017 (unaudited) and September 29, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 29, 2017 (unaudited) and December 30, 2016 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended December 29, 2017 (unaudited) and December 30, 2016 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Removed and Reserved	23

Item 5.	Other Information	23

Item 6.	Exhibits	26

SIGNATURES		27

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 29,	September 29,
	2017	2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,142	$5,080
Trade accounts receivable, net	9,118	9,725
Income tax receivable	205	129
Prepaid expenses	1,664	1,399
Lease deposits	0	1,174
Other current assets	1,761	1,333
Total current assets	17,890	18,840
Equipment, Property and Leasehold Improvements:
Education and office equipment	29,467	29,288
Transportation equipment	44	44
Property and leasehold improvements	8,094	8,107
	37,605	37,439
Less: accumulated depreciation and amortization	(33,234)	(32,909)
	4,371	4,530
Restricted interest-bearing investments	1,480	1,477
Deferred income taxes	615	505
Other assets	864	911
Total assets	$25,220	$26,263

Liabilities
Current Liabilities:
Trade accounts payable	$6,383	$6,245
Deferred revenues	17,053	18,383
Accrued payroll, benefits and related taxes	2,167	2,207
Other accrued liabilities	680	743
Income taxes payable	116	54
Current portion of deferred facilities rent and loan payable	1,687	1,560
Total current liabilities	28,086	29,192
Loan payable	433	365
Asset retirement obligations	908	1,143
Deferred income taxes	55	118
Deferred facilities rent and other	5,212	5,415
Noncurrent tax liabilities	1,881	1,852
Total liabilities	36,575	38,085
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 shares issued and outstanding	1	1
Additional paid-in capital	6,511	6,487
Accumulated other comprehensive loss	(789)	(877)
Accumulated deficit	(17,078)	(17,433)
Total stockholders' deficit	(11,355)	(11,822)
Total liabilities and stockholders' deficit	$25,220	$26,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Unaudited

	Three months ended
	December 29,	December 30,
	2017	2016
Revenues	$17,196	$18,552
Cost of revenues	9,096	10,588
Gross profit	8,100	7,964
Operating expenses:
Course development	707	769
Sales and marketing	3,248	3,577
General and administrative	3,562	4,122
Restructuring charge	264	0
	7,781	8,468

Income (loss) from operations	319	(504)
Other income (expense):
Interest (expense) income, net	(9)	15
Foreign exchange (loss) gains	(19)	192
Other, net	1	(6)
	(27)	201

Income (loss) from operations before provision for income taxes	292	(303)
(Benefit) provision for income taxes	(63)	76
Net income (loss)	$355	$(379)

Income (loss) per share basic and diluted:
Basic and diluted income (loss) per share	$0.03	$(0.03)
Weighted average shares outstanding:
Weighted average shares - basic	13,224	13,224
Weighted average shares - diluted	13,441	13,224
Comprehensive income (loss):
Net income (loss)	$355	$(379)
Foreign currency translation adjustments	88	(427)
Comprehensive income (loss)	$443	$(806)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	December 29,	December 30,
	2017	2016
Cash flows - operating activities
Net income (loss)	$355	$(379)
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	337	436
Share-based compensation	24	41
Deferred income taxes	(182)	(7)
Provision for doubtful accounts	36	144
Accretion on asset retirement obligations	13	16
Restructuring charge	264	0
Loss on disposal of equipment, property and leasehold improvements	0	71
Unrealized foreign exchange gains	(11)	(411)
Settlement of asset retirement obligation	(254)	0
Changes in operating assets and liabilities:
Trade accounts receivable	572	1,998
Prepaid expenses and other assets	534	(589)
Income tax receivable / payable	32	4
Trade accounts payable	137	(493)
Deferred revenues	(1,330)	(1,970)
Deferred facilities rent and other	(100)	25
Other accrued liabilities	(370)	11
Net cash provided by (used in) operating activities	57	(1,103)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(5)	(5)
Net cash used in investing activities	(5)	(5)
Cash flows - financing activities:
Payments on capital lease	(29)	0
Payments on long term debt	(55)	0
Net cash used in financing activities	(84)	0
Effects of exchange rate changes on cash and cash equivalents	94	(213)
Net increase (decrease) in cash and cash equivalents	62	(1,321)
Cash and cash equivalents at the beginning of the period	5,080	8,540
Cash and cash equivalents at the end of the period	$5,142	$7,219

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$166	$0
Non-cash loan payable	$166	$0

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

The financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s future liquidity needs, history of net annual losses, and negative cash flows from operations, there is substantial doubt about the Company’s ability to continue as a going concern as more fully described in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

As of and for the first quarter of fiscal year 2018, which ended December 29, 2017, we reported an accumulated deficit of $17.1 million. We are reporting positive cash flow from operations for the first three months of fiscal year 2018, however we have had negative cash flow from operations for the previous five fiscal years as our revenues have declined each year during this period. At December 29, 2017, our capital resources consisted of cash and cash equivalents of $5.1 million. We have, and continue to take steps to stabilize revenues and to decrease our operating costs.

We experienced a 1.8% increase in the total number of attendees in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017, however, revenues continue to decline quarter over quarter to $17.2 million in the first quarter of fiscal year 2018 from $18.6 million in the first quarter of fiscal year 2017 primarily as a result of pricing initiatives being utilized to attract additional attendees. Our cost reduction efforts have resulted in a 14.1% reduction in cost of revenues and an 8.1% reduction in operating expenses for the first quarter of fiscal year 2018, compared to the first quarter of fiscal year 2017. This results in income from operations of $0.3 million for the first quarter of fiscal year 2018 compared to a loss from operations of $0.5 million in the prior year first quarter.

To further address our liquidity needs in the near term, on January 12, 2017, we entered into a Financing and Security Agreement (the “Financing Agreement”) with Action Capital Corporation (“Action Capital”), which provides the Company with access to borrowings up to a maximum aggregate principal amount of $3.0 million. Pursuant to the Financing Agreement, the amount advanced to the Company will be based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral. The amounts advanced under the Financing Agreement will also be secured by the Company’s accounts receivable from its U.S. operations. The Financing Agreement does not have any set term and either party may, for any reason, terminate the Financing Agreement by providing written notice. See Note 12 of these unaudited interim Condensed Consolidated Financial Statements for more information about the Financing Agreement.

We are also continuing to evaluate additional sources of capital and financing and other strategic alternatives. There is no assurance that additional capital and/or financing will be available to the Company and, even if available, whether it will be on terms acceptable to us or in amounts required.

The stabilization of revenues and reduction in cost of revenues and operating expenses are integral to our goal of achieving a break-even operating income line and positive cash flow from operations. We cannot provide assurances that our plans will not change, that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity. The unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s future liquidity needs, history of net losses, and negative cash flows from operations, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on December 29, 2017 and encompassed 13 weeks, and our first quarter of the prior fiscal year ended on December 30, 2016 and also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of December 29, 2017, and our results of operations for the three months ended December 29, 2017 and December 30, 2016, and our cash flows for the three months ended December 29, 2017 and December 30, 2016.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense related to grants of employee stock options was less than $0.1 million for the three months ended December 29, 2017 and December 30, 2016, and was charged in a manner consistent with the related employee salary costs.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Three months ended
	December 29, 2017	September 29, 2017

ARO balance, beginning of period	$1,143	$1,369
Accretion expense	13	66
Settlement of ARO liability	(254)	(310)
Foreign currency translation	6	18
ARO balance, end of period	$908	$1,143

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include common stock equivalents, to the extent their effect is dilutive. Approximately 433,000 and 850,000 stock options were excluded from the computations of diluted earnings per share for the three months ended December 29, 2017 and December 30, 2016, respectively, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended
	December 29, 2017	December 30, 2016
Numerator:
Net income (loss)	$355	$(379)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,224
Effect of dilutive securities	217	0
Diluted	13,441	$13,224

Income (loss) per common share - basic and diluted:
Basic and diluted income (loss) per share	$0.03	$(0.03)

NOTE 5—INCOME TAXES

Our income tax benefit in our first quarter of fiscal year 2018 was $0.1 million, compared to a provision of less than $0.1 million in our first quarter of fiscal year 2017. Our 2018 income tax benefit is composed primarily of income tax expense for our foreign subsidiaries, state income tax expense, and the release of valuation allowance in relation to the refundable minimum tax credit carryforward resulting from the tax law changes in the Tax Cuts and Jobs Act of 2017 (see discussion below), while our 2017 income tax provision was composed primarily of income tax expense for our foreign subsidiaries and state income tax expense. The Company established a valuation allowance against deferred tax assets in the U.S. in the first quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the first quarter of fiscal year 2018, except for the portion of the valuation allowance attributable to the minimum tax credit carryforward.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was enacted, which changes U.S. tax law and includes various provisions that impact our company. The 2017 Act affects our Company by (i) changing U.S. tax rates, (ii) reducing our company’s ability to utilize accumulated net operating losses, (iii) allows us to obtain a refund of our minimum tax credit carryforward, (iv) requires a one-time transition tax on unrepatriated foreign earnings and profits, and (v) impacts the estimates of our deferred tax assets and liabilities.

Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. The changes in the tax law have been accounted for in our income tax provision for the first quarter of fiscal year 2018. Accordingly, the Company has released the valuation allowance on the minimum tax credit carryforward, as this can now be refunded as a result of the 2017 Act. Additionally, the Company estimated its share of undistributed earnings and profits of its foreign subsidiaries and included a one-time section 965(a) in taxable income, resulting in alternative minimum tax for the Company, which is expected to be completely offset by net operating loss carryforwards and foreign tax credits; therefore there is no transition tax due for the Company. As a result of the change in the U.S. tax rates the Company revalued its ending deferred tax assets and liabilities, which has minimal impact on our provision for income taxes.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in a similar manner in every country in which we operate. Our instructors present our courses in a virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the three months periods ended December 29, 2017 and December 30, 2016.

We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.

Summarized financial information by country for the three months ended December 29, 2017 and December 30, 2016 are as follows:

	Three months ended
	Decmber 29,	Decmber 30,
	2017	2016
Revenues:
United States	$9,751	$10,700
Canada	1,825	1,911
North America	11,576	12,611

United Kingdom	4,117	4,306
Sweden	947	1,025
Japan	556	610
Total	$17,196	$18,552

Gross profit:
United States	$4,547	$4,648
Canada	925	794
North America	5,472	5,442

United Kingdom	1,690	1,486
Sweden	551	596
Japan	387	440
Total	$8,100	$7,964

	Decmber 29,	Decmber 30,
	2017	2016
Total assets:
United States	11,749	12,987
Canada	2,351	3,184
North America	14,100	16,171

United Kingdom	7,396	7,559
Sweden	2,170	2,527
Japan	1,554	1,363
Total	$25,220	$27,620

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

Accounting Standards Codification (“ASC”) 820 establishes a fair value hierarchy for valuation inputs and prioritizes them based on the extent to which the inputs are observable in the marketplace. Categorization is based on the lowest level of input that is available and significant to the measurement. These levels are:

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. The Company periodically re-assessed its obligations and concluded that no adjustment is necessary to adjust the values of those liabilities during the three-month periods ended December 29, 2017 and December 30, 2016.

NOTE 9—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	December 29,	September 29,
	2017	2017
Reston lease liability	$931	$895
Deferred rent and other	454	412
Current portion of loan payable	214	167
Capital lease obligations	88	86
	$1,687	$1,560

Deferred Facilities Rent and Other

	December 29,	Spetember 29,
	2017	2017
Deferred rent and other	$3,367	$3,434
Reston lease liability	1,574	1,687
Capital lease obligations	271	294
	$5,212	$5,415

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes most existing revenue recognition models that require revenue guidance under GAAP. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve its core principle and, in doing so, more judgment and estimates are required within the revenue recognition process than required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for us on September 30, 2018 using either a full retrospective or a modified retrospective approach. We have yet to determine which transition approach to use and have just started to evaluate the impact that the updated standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. As such, we adopted ASU 2014-15 effective with the start of our fiscal year beginning September 30, 2017. We have and will continue to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied retrospectively or on a prospective basis to all deferred tax assets and liabilities. Accordingly, the standard is effective for us on September 30, 2017. We have adopted ASU 2015-17 with the result being our deferred tax assets and liabilities are now classified as non-current on our consolidated balance sheets. The adoption of ASU No. 2015-17 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and liabilities on the balance sheet for all leases with terms longer than twelve month. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Accordingly, the standard is effective for us on September 28, 2019. Early adoption is permitted. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, we have adopted ASU 2016-09 effective with the start of our fiscal year beginning September 30, 2017. The adoption of ASU No. 2016-09 did not have a material impact on our consolidated financial statements.

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

NOTE 11—RESTRUCTURING ACTIVITY

In September 2016, we determined that 81% of our Reston Town Center facility in Reston, Virginia (RTC) was no longer needed to conduct our business and, accordingly, we renewed efforts to sublease the surplus space at this facility. As a result, we recorded a restructuring charge of $1.9 million for the estimated liability associated with future rentals of the surplus space due under the property lease as of the cease use date. The fair value of this liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate. Consistent with ASC 420, “Exit or Disposal Cost Obligations,” that requires that this liability will be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date. In March 2017, we re-evaluated the cash flows from the estimated sublease rentals and operating expenses. As a result, we recorded an additional $0.4 million restructuring charge in our second quarter of fiscal year 2017. In the first quarter of fiscal year 2018, we adjusted the estimated cash flows due to an increase in real estate taxes and recorded an additional $0.1 million restructuring charge. As of December 29, 2017, we have subleased 40% of the surplus space.

On December 21, 2017, the Lease Amending Agreement Surrender Agreement (“Surrender Agreement”) entered into by Learning Tree International Inc. (“Learning Tree Canada”), the Canadian subsidiary of Learning Tree, and T.E.C. Leaseholds Limited (“Landlord”) became effective, which provided for the amendment and early termination of Learning Tree Canada’s lease agreement, dated March 6, 2000, as amended (“Lease Agreement”) for its Education Center located in Toronto, Ontario. The Surrender Agreement provides for the early termination of the Lease Agreement to occur on March 31, 2018. As a result we recorded a $0.2 million restructuring charge for surrender fees and commissions related to the surrender of the lease.

Restructuring liability is recorded as part of Deferred Facilities Rent and Other in the consolidated balance sheets.

	December 29,	September 29,
	2017	2017

Balance at beginning of period	$2,582	3,160

Additions:
RTC cease-use charge	104	386
Toronto surrender agreement	160	0
Accretion expense	47	175
	311	561

Reductions:
Payment on Toronto surrender agreement	(101)	0
Rent payments net of deferred rent	(228)	(1,139)
	(329)	(1,139)

Balance at end of period	$2,564	2,582

NOTE 12—DEBT

In connection with the lease agreement assignments by Learning Tree International Limited, a company incorporated under the laws of the United Kingdom (“Learning Tree Limited”) and subsidiary of the Company, Learning Tree Limited continued to occupy and lease the ground and the basement floors in the Euston House building in London, England. In order to continue to offer training courses at the Euston House location, Learning Tree Limited renovated these two remaining floors in the Euston House to include sufficient classrooms and support facilities (“Euston House Renovation”). The Euston House Renovation cost approximately £0.5 ($0.7), which amount was financed by Learning Tree Limited by entering into a series of five substantially identical lease financing agreements with third party lenders titled “Non-Regulated Rental Agreement” (“Financing Agreement(s)”) The financing provided by each Financing Agreement is in each case for a minimum of 36 months (the “Minimum Period”) with annual interest rates of approximately 7.5%. Under the terms of each Financing Agreement, the Minimum Period may be extended beyond the initial 36-month period at the monthly payment rate applicable to such agreement, unless written notice of cancellation is provided by Learning Tree Limited one month prior to the end of the Minimum Period. In addition, the Financing Agreement may be terminated prior to the end of the Minimum Period by providing at least one month’s prior written notice or if there occurs a default of a Financing Agreement. In the event of an early termination or a default of a Financing Agreement, a termination payment will be payable to the lender under the terms of a Financing Agreement.  A default and termination under the terms of each Financing Agreement may occur if the applicable lender provides written notice to Learning Tree Limited of such matters as: (1) a failure to timely make a monthly payment or payment of any other sum due under the Financing Agreement, (2) an untrue statement, representation, warranty or false statement has been provided to the lender; (3) failure to comply with the terms of the Financing Agreements; (4) equipment or materials are taken to settle a debt or judgment or another event happens that prejudices the lenders interest in the equipment and materials financed; (5) a bankruptcy petition or administration order is presented against Learning Tree Limited or other insolvency proceedings or liquidation occurs; or (6) a change in voting control of Learning Tree Limited or any holding party occurs. See Note 13 - Subsequent Events for additional information.

Under the terms of each Financing Agreement, the equipment and other materials for the Euston House Renovation are purchased from the equipment and materials suppliers with the financing received by Learning Tree Limited from the lenders with such lenders retaining ownership of the purchased equipment and materials financed. Learning Tree Limited provides each lender with indemnification in each Financing Agreement from and against losses, damage, claims and demands that a lender may incur that arises out of the possession or use of the equipment and materials financed or such Financing Agreement, except where such losses arise from death or personal injury caused by the lender’s negligence. Such liability is recorded as current and non-current loan payable in the consolidated balance sheets.

	December 29,	September 29,
	2017	2017

Balance at beginning of period	$532	$0

Additions:
Euston House financing agreements	166	536

Reductions:
Payments on Euston House debt	(55)	(4)

Foreign currency translation	4	0

Balance at end of period	$647	$532

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

Under the Financing Agreement, the Company is required to pay Action Capital (i) interest on the outstanding advances at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 1.75%, (ii) a monthly fee equal to 0.70% of the outstanding advances as of the last day of the month, and (iii) a fee of 0.25% of the Maximum Amount, which is payable to Action Capital on the date the Financing Agreement is signed and every 90 days thereafter until the Financing Agreement is terminated and all amounts advanced and other obligations to Action Capital have been fully paid and satisfied. The Company’s obligations under the Financing Agreement are secured by Acceptable Accounts, accounts receivable due from U.S. based account debtors and any contract rights, chattel paper, documents, instruments, general intangibles (excluding general intangibles consisting of intellectual property or intellectual property rights), reserves, reserve accounts, deposit and demand accounts, rebates, and books and records pertaining to any Acceptable Accounts that are assigned to Action Capital and all proceeds of the foregoing property.  As of December 29, 2017, the Company has not drawn from this line of credit and has fully complied with all non-financial covenants.

NOTE 13—SUBSEQUENT EVENTS

On January 17, 2018, Dr. David C. Collins and Mrs. Mary C. Collins filed with the Securities and Exchange Commission an amendment to their beneficial ownership report on Schedule 13D (“Schedule 13D Amendment”). The Schedule 13D Amendment stated that Dr. and Mrs. Collins have reached a determination to seek to reduce their ownership in Learning Tree International, Inc. (the “Company”) common stock by selling or otherwise disposing of some or all of their shares in the Company, and that they may engage in discussions with third parties, including other stockholders of the Company. The Schedule 13D Amendment also stated that Dr. and Mrs. Collins engaged Kerlin Capital Group to assist in a review of their investment in the Company. Dr. and Mrs. Collins informed the Company’s Board of Directors that they intend to work cooperatively with the Company in connection therewith.

Based on their Schedule 13D Amendment, Dr. and Mrs. Collins beneficially own approximately 56.7% of the outstanding shares of the Company. Accordingly, if Dr. and Mrs. Collins were to complete the sale or disposition of all or a substantial portion of their shares of Company common stock, such transaction(s) may result in a change of control of the Company. Further, the Company notes that any such transaction(s) that Dr. and Mrs. Collins may structure, undertake or consummate with respect to their shares of Company common stock could be completed without their prior public announcement, and, therefore, any subsequently announced completed transaction(s) could impact the market for the Company’s common stock. In addition, if Dr. and Mrs. Collins structure or consummate a transaction whereby a change in control of the Company occurs, then such change in control may also adversely affect existing commercial agreements that we have with third parties that have either consent or termination rights in the event of a change of control of the Company, including the Financing Agreements that the Company entered into in connection with the Euston House Renovation. See Note 12 - Debt for more information about the Financing Agreements.

We have evaluated all other events subsequent to the balance sheet date of December 29, 2017 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that there are no other events that require disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited interim condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Report” or “Form 10-Q”) and our consolidated financial statements and notes included in our Annual Report on Form 10-K, for the fiscal year ended September 29, 2017 (our “2017 10-K”). We use the terms “we,” “our,” “us” and “Learning Tree” to refer to Learning Tree International, Inc. and our subsidiaries unless the context indicates otherwise.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: our ability to continue as a going concern; our ability to obtain additional liquidity in amounts and on terms acceptable to the Company; our ability to reverse our trend of declining year over year revenues and negative cash flows from operations, and to maintain sufficient liquidity; our ability to successfully implement our new strategies including achieving our cost reduction goals; our ability to identify and execute upon strategic options for the Company; risks associated with the timely development, introduction, and customer acceptance of our courses and other products; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; implementation of partnerships with third party providers of courses and or course material; risks associated with maintaining cyber security; risks associated with a majority of our common stock being beneficially owned by our chairman and his wife; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 13 and elsewhere in our 2017 Form 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”).

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

 OVERVIEW

Learning Tree is a leading worldwide provider to businesses and government organizations for the workforce development and training of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality predominantly vendor independent training to more than 2.5 million IT professionals and managers. In fiscal year 2017, while presenting courses in 39 countries, we trained 53,170 course participants from approximately 4,700 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad library of intensive instructor-led courses from one to five days in length, which at December 29, 2017 comprised 331 different course titles including 176 multi-day IT course titles, 80 multi-day management course titles, and 75 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development. In addition, we are now partnering with other organizations to broaden the breadth of training we can offer to IT organizations, with the objective of providing an even broader course offering to enable us to more effectively meet an organization’s complete workforce needs. In terms of vendor partners, we reached an agreement in 2017 with Microsoft to become a Microsoft approved training partner, whereby we now offer Microsoft approved courses. This also allows us to accept Microsoft training vouchers and eliminates the need for us to maintain duplicate course content. We have also begun offering our customers the ability to take course titles we do not have in our course library from approved “Partner” providers. Through these “Partner” providers, we are able to offer courses in a number of different vendor technologies and products, to include Cisco, Adobe, IBM, Red Hat, VMware, Hewlett Packard, Palo Alto Networks, and Amazon Web Services.

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

We also recently began making certain select proprietary Learning Tree course content available for use under a license agreement through a third party reseller. This is an additional business strategy that we are executing upon with the goal of having an additional distribution channel for our significant proprietary course content library in order to increase revenue.

In addition to training, we offer a suite of Workforce Optimization Solutions to support an IT organization’s life-cycle of workforce development needs. These solutions help ensure that an organization’s investment in training is relevant and leveraged to improving overall organization performance. The range of solutions includes helping organizations define their job roles, assessing the current skills of the staff, providing coaching and mentoring of staff, offering blended learning solutions in which we use different training modalities to improve learning and even serving as an outsourced provider of an organization’s learning and training requirements.

We market and present our courses and solutions through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan. In August 2017, the Company terminated its License Agreement, dated March 3, 2015, with Educinvest SPRL, which termination became effective immediately. The License Agreement was entered into with Educinvest at the time of the sale of the Company’s subsidiary in France and provided for the license of courses by Educinvest in France. The French market is now being served by our UK operation while the Company is evaluating other business opportunities that may be available to it as a result of the termination of the License Agreement.  In fiscal year 2017, we generated approximately 37% of our revenues outside of the United States and for the three months ended December 29, 2017 we have generated approximately 43% of our revenues outside the United States. We coordinate, plan and deliver our courses at our own Education Centers, hotels, conference centers, other specially equipped facilities, and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which enables individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in our Education Centers, at customer locations, or at specially equipped facilities.

We use a well-defined systematic approach to develop and update the Learning Tree course library so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish, and Japanese.

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

STRATEGIC INITIATIVES

Business Strategy

The needs of organizations for training and professional development continue to evolve, particularly so in the IT technical, analyst, and management disciplines. Organizations, whether commercial companies or government agencies, are looking to ensure the investment in their IT workforce directly supports improved outcomes, including more successful project delivery, improved delivery processes and product quality, and ultimately improved business or mission outcomes. Further, from an individual learner’s perspective, the rise of e-learning solutions has provided significant new options for self-directed learning. As such, Learning Tree’s primary focus is evolving from being an IT training company for its customers’ employees to becoming a company that partners with the IT organizations of its customers to meet the full range of an organization’s training needs for its workforce. As such, in addition to our goal of maintaining our position as the premier provider of instructor led IT training and professional development, our business strategy has evolved to encompass three objectives:

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

●

Provide a comprehensive suite of training courses to meet the needs of IT organizations. Learning Tree develops and maintains its own proprietary course content for its training courses worldwide. In addition to our own proprietary courses, we strategically broadened our course offerings by adding titles from certification organizations, hardware and software vendors, and from other training vendors. As an example, we are partnering with ISC[2], an organization offering cyber security professional certifications, to offer their courses for preparation of the exams to become a Certified Information Systems Security Professional (“CISSP”) and a Certified Cloud Security Professional (“CCSP”). In regard to vendor partners, we have entered an agreement to offer official Microsoft courseware that will be taught by our instructors at our Education Centers. While causing us to retire some of our proprietary Microsoft courses, we anticipate adding more than 70 Microsoft course titles, which will significantly broaden our Microsoft curriculum. In addition, the agreement also provides us with the ability to offer Microsoft on-demand courseware that can be taken any time. We are also now offering courses provided by other training providers for a wide range of courses, including training on Cisco, Adobe, IBM, Red Hat, VMware, Hewlett Packard, Palo Alto Networks, and Amazon Web Services products. By providing a comprehensive suite of training courses to IT organizations, we are able to more effectively partner in providing the full complement of courses needed by our customers.

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

Comprehensive Cost Reduction Program

In addition to strategies to stabilize and grow our revenue in fiscal year 2018 and improve liquidity, we continued to reduce our operating expenses through a comprehensive cost reduction program initiated in fiscal year 2016. As a result of this program, we reduced operating expenses by approximately $10.7 million in fiscal year 2017 compared to operating expense in fiscal year 2016. This excludes non-cash restructuring charges of $1.9 million in fiscal year 2016 and $0.4 million in fiscal year 2017 relating to excess classroom capacity at our Reston, Virginia facility. In addition, we reduced our cost of revenues in fiscal year 2017 by $9.9 million or 19.7% by right-sizing our operations and reducing travel and shipping costs. We intend to continue taking appropriate steps to streamline our operations and reduce or eliminate excess costs.

Other Strategic Options

Learning Tree is continuing to explore other strategic initiatives available to it to enhance stockholder value. The Company is continuing to evaluate all strategic options available to it, including those to obtain additional sources of capital and financing in order to improve its liquidity. There is no assurance that additional capital and/or financing will be available to the Company and, even if available, whether it will be on terms acceptable to us or in amounts required. Learning Tree does not expect to comment further or update the market with any additional information on the strategic options it is evaluating, unless and until its Board of Directors deems disclosure appropriate or necessary.

Going Concern

Our registered independent public accounting firm has issued a report on our audited financial statements for the fiscal year ended September 29, 2017 that included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. This means unless we are able to reduce our dependence on our remaining cash and cash equivalents to fund operations and improve our overall liquidity, that there is substantial doubt about the Company’s ability to continue as an ongoing business.

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As a result, the financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

As discussed in more detail above and under “Liquidity and Capital Resources” in the Management’s Discussion and Analysis, the Company is continuing to execute its business strategies, its Comprehensive Cost Reduction Program and entered into a borrowing arrangement with Action Capital in order to improve our overall profitability, cash flows from operations and liquidity. While the Company believes that these efforts will result in improving our liquidity and our continued operation, there is no assurance that we will be successful in executing upon some or all of these strategies at levels necessary to address the Company’s cash flow and liquidity needs and continue as an on-going business.

KEY METRICS OF OUR FIRST QUARTER OF FISCAL YEAR 2018

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our first quarter of the current fiscal year ended on December 29, 2017, and our first quarter of the prior fiscal year ended on December 30, 2016 and our fiscal year end for 2017 was September 29, 2017.

The following is an overview of our results of operations for the first quarter of fiscal year 2018, compared to the same quarter of fiscal year 2017:

•	Revenues decreased to $17.2 million from $18.6 million.

•	Gross profit percentage increased to 47.1% of revenues from 42.9% of revenues.

•	Operating expenses declined by $0.7 million to $7.8 million from $8.5 million. Operating expenses were 45.2% of revenues compared to 45.6% of revenues.

•	Income from operations was $0.3 million compared to a loss from operations of $0.5 million.

•	Net income was $0.4 million compared to a net loss of $0.4 million.

In addition, the following are key balance sheet items at December 29, 2017 compared to September 29, 2017:

•	Cash and cash equivalents of $5.1 million remained at approximately the same levels as at September 29, 2017

•	Net working capital (current assets minus current liabilities) was $(10.2) million compared to $(10.4) million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as percentages of our revenues:

	Three months ended
	December 29, 2017	December 30, 2016
Revenues	100.0%	100.0%
Cost of revenues	52.9%	57.1%
Gross profit	47.1%	42.9%
Operating expenses:
Course development	4.1%	4.1%
Sales and marketing	18.9%	19.3%
General and administrative	20.7%	22.2%
Restructure charge	1.5%	0.0%
	45.2%	45.6%
Income (loss) from operations	1.9%	-2.7%
Other income (expense):
Interest (expense) income, net	-0.1%	0.1%
Foreign exchange (losses) gains	-0.1%	1.0%
Other, net	0.0%	0.0%
	-0.2%	1.1%

Income (loss) from operation before provision for income taxes	1.7%	-1.6%
(Benefit) provision for income taxes	-0.4%	0.4%
Net income (loss)	2.1%	-2.0%

THREE MONTHS ENDED DECEMBER 29, 2017 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 30, 2016

Revenues. Revenues from operations of $17.2 million in our first quarter of fiscal year 2018 were 7.3% lower than revenues of $18.6 million in the same quarter of fiscal year 2017. The decrease in revenues is primarily the result of an 8.9% decrease in average revenue per participant partially offset by a 1.8% increase in the number of course participants. The decrease in the average revenue per participant was caused primarily by continued pricing initiatives put in place to attract new customers and partially offset by changes in foreign exchange rates, primarily the United Kingdom, which positively impacted revenues by approximately 2.3% quarter over quarter. Revenues from customers who purchased courses under our U.S. Government General Service Administration (“GSA”) contract schedules totaled $2.8 million for the first quarter of fiscal year 2018, which was $0.5 million lower than the first quarter of fiscal year 2017.

During our first quarter of fiscal year 2018, we trained 13,613 course participants, a 1.8% increase from the 13,374 course participants we trained in our first quarter of fiscal year 2017.  During our first quarter of fiscal year 2018, we provided 40,955 attendee-days of training, compared to 41,586 attendee-days of training in the same quarter in fiscal year 2017.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our first quarter of fiscal year 2018, we presented 1,168 events, a slight increase from 1,162 events during the same period in fiscal year 2017. Our cost of revenues for our first quarter of fiscal year 2018 was $9.1 million, or 52.9% of revenues, compared to $10.6 million, or 57.1% of revenues, in the same period in fiscal year 2017. Accordingly, our gross profit percentage for our first quarter of fiscal year 2018 was 47.1% compared to 42.9% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our first quarter of fiscal year 2018 primarily reflects the 8.9% decrease in average revenue per participant that was offset by a 15.6% decrease in cost per participant. The decrease in cost per participant is primarily the result of a 14.1% decrease in the cost of revenues and the 1.8% increase in the number of course participants. The 14.1% decrease in the costs of revenues reflect the impact of our continuing Cost Reduction Program implemented in fiscal years 2016 and 2017, as well as lower real estate costs due to renegotiated leases for smaller space at select education centers and closure of select AnyWare centers. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

Course Development Expenses. Costs incurred to develop new courses and update our existing courses are expensed when incurred and are included in course development expenses. These costs are principally for internal product development staff and for subject matter experts. Our Comprehensive Cost Reduction Program focused on finding more efficient ways to develop, offer and maintain new and existing courses.

During our first quarter of fiscal year 2018, course development expenses were 4.1% of revenues, consistent with our first quarter of fiscal year 2017. Overall spending on course development in our first quarter of fiscal year 2018 was $0.7 million, compared to $0.8 million in our first quarter of fiscal year 2017.

In our first quarter of fiscal year 2018, we introduced 22 new IT course titles and four new management course titles. We retired one IT course title, and eight one-day course titles. The large number of new IT course titles is the result of our decision to partner with Microsoft to use their content in our courses. At the end of our first quarter of fiscal year 2018, our library of instructor-led courses numbered 331 titles compared with 326 titles at the end of the same quarter of fiscal year 2017. At the end of our first quarter of fiscal year 2018, we had 176 multi-day IT titles in our course library, compared with 139 multi-day titles at the end of the same quarter of fiscal year 2017. Our library of multi-day management titles numbered 80 at the end of our first quarter of fiscal year 2018, compared to 71 at the end of the first quarter of fiscal year 2017. Our library of one day courses numbered 75 at the end of our first quarter of fiscal year 2018, compared to 116 at the end of the same quarter of fiscal year 2017.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our first quarter of fiscal year 2018 were 18.9% of revenues, compared to 19.3% in the same quarter of fiscal year 2017. Sales and marketing expenses were $3.2 million in our first quarter of fiscal year 2018, compared to $3.6 million during our first quarter of fiscal year 2017. The decrease was driven primarily by reductions in direct marketing costs and personnel expenses as part of our Cost Reduction Program.

General and Administrative Expenses. General and administrative expenses in our first quarter of fiscal year 2018 were 20.7% of revenues, compared with 22.2% for the same quarter in fiscal year 2017. General and administrative expenses during our first quarter of fiscal year 2018 were $3.6 million, a decrease of $0.5 million, compared to $4.1 million in our first quarter of fiscal year 2017. The decrease reflects the results of the ongoing Cost Reduction Program.

Restructure Charge. We previously determined our Reston, Virginia facility was surplus classroom space and in March 2017, we re-evaluated the estimated cash flows from sublease rentals and operating expenses of our outstanding restructuring liability. As a result, we recorded an additional $0.4 million restructuring charge in our second quarter of fiscal year 2017. In our first quarter of fiscal year 2018, we recorded an additional $0.1 million restructuring charge to adjust estimated cash flows due to an increase in operating expenses related to the increase in property taxes.

In December 2017, we executed the early termination of our Education Center located in Toronto, Canada.  To secure the early termination, we paid surrender and broker fees of $0.2 million which was recorded as a restructuring charge in the first quarter of fiscal year 2018, giving a total of $0.3 million recorded as a restructuring charge in the first quarter of fiscal year 2018.

Income (Loss) from Operations. Our income from operations for our first quarter of fiscal year 2018 was $0.3 million, which included the $0.3 million restructuring charge, compared to a loss from operations of $0.5 million for our first quarter of fiscal year 2017.  There was no corresponding restructuring charge in our first quarter of fiscal year 2017.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our first quarter of fiscal year 2018, we had other expenses of less than $0.1 million compared to other income of $0.2 million in the first quarter of fiscal year 2017, primarily from net foreign exchange gains for the first quarter of fiscal year 2017.

Income Taxes. Our income tax benefit in our first quarter of fiscal year 2018 was $0.1 million, compared to a provision of less than $0.1 million in our first quarter of fiscal year 2017. The (benefit) provision for these quarters are primarily related to state income taxes and the income tax expense of the Company's foreign subsidiaries, except in the first quarter of fiscal 2018, where the Company released the valuation allowance attributable to minimum tax credit carryforward, which is now refundable under the 2017 Act.

Net Income (Loss). Our net income for our first quarter of fiscal year 2018 was $0.4 million, which included the $0.3 million restructuring charge, compared to a net loss of $0.4 million for our first quarter of fiscal year 2017. There was no corresponding restructuring charge in our first quarter of fiscal year 2017.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. The strengthening of the U.S. dollar against the functional currencies of our foreign subsidiaries has negatively impacted our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year eneded September 29, 2017.

FLUCTUATIONS IN QUARTERLY RESULTS

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of the first quarter of fiscal year 2018, which ended December 29, 2017, we reported an accumulated deficit of $17.1 million, compared to $17.4 million at the end of fiscal year 2017. We have reported positive cash flow from operations for the three months ended December 29, 2017, however we reported negative cash flow from operations in fiscal year 2017 and for the previous five fiscal years as our revenues have declined each year during this period. At December 29, 2017, our capital resources consisted of cash and cash equivalents of $5.1 million, the same amount we had at September 29, 2017. While we have taken, and continue to take steps to stabilize revenues and decrease our expenses on a year-over-year basis for fiscal year 2018, unless we are able to improve our liquidity in the future, there is substantial doubt about the Company’s ability to continue as a going concern. Our registered independent public accounting firm’s report on our audited financial statements for the year ended September 29, 2017 that is included in our 2017 Form 10-K contained an explanatory paragraph related to the Company’s ability to continue as a going concern.

To address the decline in revenue, we continue executing upon strategies to increase the number of attendees in our public courses and expand our overall customer base. Many of these strategies relate to pricing initiatives to attract new customers or to re-engage old customers that have not used our services in many years. Another strategy is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers through the continued growth of our Workforce Optimization Solutions. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

We accelerated our Cost Reduction Program and for fiscal year 2017 exceeded our goal of significantly reducing our fiscal year total costs compared to the Company’s total costs for fiscal year 2016. These reductions were initiated to right-size the Company’s operations, modernize its business operations to meet customer demand and preserve capital. We continue to realize results from the Cost Reduction Program as cost of revenues for the first quarter of fiscal year 2018 decreased to 52.9% of revenues compared to 57.1% for the first quarter of fiscal year 2017, and operating expenses decreased $0.7 million for the quarter when compared to the same quarter in fiscal year 2017.

To further address our liquidity needs in the near term, we entered into a Financing Agreement with Action Capital to provide the Company with access to borrowings up to $3.0 million. Through the date of this Form 10-Q, we have not borrowed any funds under the Financing Agreement. See Note 12 of the Consolidated Financial Statements and Item 1A. Risk Factors of this Form 10-K for more information about this Financing Agreement.

We continue to evaluate all strategic options available to the Company, including those to obtain additional sources of capital and financing in order to improve liquidity. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to us or in amounts required.

The stabilization of revenues and reduction in costs are integral to our goal of achieving a minimum of a break-even operating income line and a positive cash flow from operations for fiscal year 2018. We cannot provide assurances that our plans will not change, that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity.

At December 29, 2017, our net working capital deficit (current assets minus current liabilities) was $(10.2) million, a $0.2 million decrease from the $(10.4) million working capital deficit balance at September 29, 2017. Current assets decreased $1.0 million during the period, due primarily to a refund of lease deposits and decreases in trade accounts receivable. Current liabilities decreased $1.1 million during the period, primarily due to decreases in deferred revenues.

Cash Flows. Our cash and cash equivalents were $5.1 million at December 29, 2017 and September 29, 2017.

	Three months ended
(in thousands)	December 29, 2017	December 30, 2016	Net Change
Cash provided by (used in) operating activities	$57	$(1,103)	$1,160
Cash used in investing activities	(5)	(5)	0
Cash used in financing activities	(84)	0	(84)
Effects of exchange rate changes on cash and cash equivalents	94	(213)	307
Net increase (decrease) in cash and cash equivalents	$62	$(1,321)	$1,383

Cash provided by operating activities increased $1.2 million in the first three months of fiscal year 2018, compared to the first three months of fiscal year 2017, primarily due to net income for the current period of $0.4 million compared to a net loss of $0.4 million for the first three months of fiscal year 2017 and the return of lease deposits related to our Education Center in London, UK, partially offset by a reduction in the balance of deferred revenues. Cash used in investing activities of less than $0.1 million remained approximately the same for the first three months of fiscal year 2018 and fiscal year 2017, due to minimal capital spending for equipment and leasehold improvements. Cash used in financing activities increased by $0.1 million in the first three months of fiscal year 2018 compared to the first three months of fiscal year 2017 as a result of payments on the UK facilities loan and capital lease obligations.

Capital Requirements. During the three months ended December 29, 2017, we made capital expenditures of less than $0.1 million. We plan to purchase less than $0.3 million in equipment and other capital assets during the remainder of fiscal year 2018. During the first quarter, we negotiated the early termination of the lease for our education center in Toronto, Canada. The lease originally scheduled to end on October 31, 2020, will now end on March 31, 2018. We paid an early termination fee of approximately $0.1 million. Our other contractual obligations as of December 29, 2017 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2017 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

 Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. The preparation of these consolidated financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. We believe some of the more critical estimates and policies that affect our financial condition and results of operations are in the areas of revenue recognition, operating leases, AROs, stock-based compensation and income taxes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our Form 2017 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

FUTURE OUTLOOK

This presentation sets forth select expected future results of the Company based on estimates, assumptions and information available to the Company as of the filing of this Form 10-Q. Since the financial and other information presented below are estimates of future results and performance, the actual results and outcomes may be different and such differences may be material.

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. Due to seasonal factors, the second quarter of our fiscal year is traditionally our weakest quarter in terms of both revenue and profitability. We have taken this into consideration in developing our forward-looking outlook for our second quarter of fiscal year 2018.

Effect of Exchange Rates. Approximately 43% of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of February 1, 2018 were constant for our second quarter of fiscal year 2018, then we would expect foreign exchange rates to positively impact second quarter revenues by approximately 5.2% when compared to the second quarter of fiscal year 2017. We would also expect an offsetting effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in U.S. dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

Second Quarter Revenues. We currently expect revenues for our second quarter of fiscal year 2018 of between $14.2 million and $15.2 million, compared to revenues of $16.1 million in our second quarter of fiscal year 2017.

Second Quarter Gross Profit. We expect a gross profit percentage in our second quarter of fiscal year 2018 of between 40.3% and 41.3% compared to 40.1% in our second quarter of fiscal year 2017.

Second Quarter Operating Expenses. We expect overall operating expenses for our second quarter of fiscal year 2018 to be between $7.3 million and $7.7 million, compared to $8.5 million in the same quarter a year earlier. The second quarter of fiscal year 2017 operating expense total includes a $0.4 million non-cash restructuring charge.

Second Quarter Loss from Operations. We expect a second quarter operating loss of between $1.0 million and $2.0 million compared with an operating loss of $2.1 million in our second quarter of fiscal year 2017. The second quarter of fiscal year 2017 operating loss also includes the $0.4 million non-cash restructuring charge.

Second Quarter Other Income (Expense), Net. We expect second quarter other expense to be less than $0.1 million compared to other expense of $0.1 million in the second quarter of fiscal year 2017.

Second Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax loss for our second quarter of fiscal year 2018 of between $1.0 million and $2.1 million, compared with a pre-tax loss of $2.2 million in our second quarter of fiscal year 2017.

Our second quarter of the fiscal year is, from a financial perspective, typically our lowest-performing quarter, based on seasonality and the buying patterns of some of our major clients. In the second quarter of 2018, the US Federal Government is down significantly in bookings, in particular for public course attendance.  We currently attribute this decline principally to the ongoing Continuing Resolutions of Congress that are currently funding the federal government, and the uncertainty regarding fiscal year 2018 government funding.  We are continuing to seek ways to drive operating efficiencies and lower our cost structure in the second quarter of fiscal year 2018 to preserve and improve our capital resources in the near term.

We do not provide detailed projections beyond the next quarter, in this case the 2nd quarter of fiscal year 2018. However, based on what we see at this point in revenue backlog and projections along with the success in our Cost Reduction Program, it is our objective for the Company to continue to improve profitability and achieve a positive income from operations in fiscal year 2018.

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

As of December 29, 2017, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

Not required for a smaller reporting company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

On January 17, 2018, Dr. David C. Collins and Mrs. Mary C. Collins filed with the Securities and Exchange Commission an amendment to their beneficial ownership report on Schedule 13D (“Schedule 13D Amendment”). The Schedule 13D Amendment stated that Dr. and Mrs. Collins have reached a determination to seek to reduce their ownership in Learning Tree International, Inc. (the “Company”) common stock by selling or otherwise disposing of some or all of their shares in the Company, and that they may engage in discussions with third parties, including other stockholders of the Company. The Schedule 13D Amendment also stated that Dr. and Mrs. Collins engaged Kerlin Capital Group to assist in a review of their investment in the Company. Dr. and Mrs. Collins informed the Company’s Board of Directors that they intend to work cooperatively with the Company in connection therewith.

Based on their Schedule 13D Amendment, Dr. and Mrs. Collins beneficially own approximately 56.7% of the outstanding shares of the Company. Accordingly, if Dr. and Mrs. Collins were to complete the sale or disposition of all or a substantial portion of their shares of Company common stock, such transaction(s) may result in a change of control of the Company. Further, the Company notes that any such transaction(s) that Dr. and Mrs. Collins may structure, undertake or consummate with respect to their shares of Company common stock could be completed without their prior public announcement, and, therefore, any subsequently announced completed transaction(s) could impact the market for the Company’s common stock. In addition, if Dr. and Mrs. Collins structure or consummate a transaction whereby a change in control of the Company occurs, then such change in control may also adversely affect existing commercial agreements that we have with third parties that have either consent or termination rights in the event of a change of control of the Company, including the Financing Agreements that the Company entered into in connection with the Euston House Renovation. See Note 12 - Debt for more information about the Financing Agreements.

We have evaluated all other events subsequent to the balance sheet date of December 29, 2017 through the date these condensed consolidated financial statements were filed with the SEC, and have determined that there are no other events that require disclosure.

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.1	Lease Amending Agreement Surrender Agreement between Learning Tree Canada and T.E.C, Leaseholds Limited.	Incorporated by reference from the Registrant’s Current Report of Form 8-K filed on December 12, 2017.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.

________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 8, 2018

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ Richard A. Spires
Richard A. Spires
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Asai
David W. Asai
Chief Financial Officer
(Principal Financial and Accounting Officer)