Form 10-Q
period 2018-03-30
LEARNING TREE INTERNATIONAL, INC.
filed 2018-05-08
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

__________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

The number of shares of common stock, $.0001 par value, outstanding as of May 1, 2018 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—March 30, 2018

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 30, 2018 (unaudited) and September 29, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended March 30, 2018 (unaudited) and March 31, 2017 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended March 30, 2018 (unaudited) and March 31, 2017 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		28

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 30,	September 29,
	2018	2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,951	$5,080
Trade accounts receivable, net	7,981	9,725
Income tax receivable	286	129
Prepaid expenses	1,793	1,399
Lease deposits	0	1,174
Other current assets	1,494	1,333
Total current assets	15,505	18,840
Equipment, Property and Leasehold Improvements:
Education and office equipment	29,287	29,288
Transportation equipment	22	44
Property and leasehold improvements	8,178	8,107
	37,487	37,439
Less: accumulated depreciation and amortization	(33,291)	(32,909)
	4,196	4,530
Restricted interest-bearing investments	1,504	1,477
Deferred income taxes	549	505
Other assets	834	911
Total assets	$22,588	$26,263

Liabilities
Current Liabilities:
Trade accounts payable	$6,561	$6,245
Deferred revenues	16,880	18,383
Accrued payroll, benefits and related taxes	2,113	2,207
Other accrued liabilities	678	743
Income taxes payable	115	54
Current portion of deferred facilities rent and loan payable	1,675	1,560
Total current liabilities	28,022	29,192
Loan payable	391	365
Asset retirement obligations	957	1,143
Deferred income taxes	54	118
Deferred facilities rent and other	4,907	5,415
Noncurrent tax liabilities	1,923	1,852
Total liabilities	36,254	38,085
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 shares issued and outstanding	1	1
Additional paid-in capital	6,538	6,487
Accumulated other comprehensive loss	(707)	(877)
Accumulated deficit	(19,498)	(17,433)
Total stockholders' deficit	(13,666)	(11,822)
Total liabilities and stockholders' deficit	$22,588	$26,263

             The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	March 30,	March 31,	March 30,	March 31,
	2018	2017	2018	2017
Revenues	$13,595	$16,071	$30,791	$34,623
Cost of revenues	8,309	9,630	17,405	20,218
Gross profit	5,286	6,441	13,386	14,405
Operating expenses:
Course development	629	752	1,336	1,521
Sales and marketing	3,283	3,485	6,531	7,062
General and administrative	3,705	3,880	7,267	8,002
Restructuring charge	0	386	264	386
	7,617	8,503	15,398	16,971

Loss from operations	(2,331)	(2,062)	(2,012)	(2,566)
Other income (expense):
Interest expense, net	(27)	(16)	(36)	(1)
Foreign exchange (loss) gains	(30)	(84)	(49)	108
Other, net	5	(11)	6	(17)
	(52)	(111)	(79)	90

Loss from operations before provision for income taxes (benefit)	(2,383)	(2,173)	(2,091)	(2,476)
Provision for income taxes (benefit)	37	176	(26)	252
Net loss	$(2,420)	$(2,349)	$(2,065)	$(2,728)

Loss per share basic and diluted:
Basic and diluted loss per share	$(0.18)	$(0.18)	$(0.16)	$(0.21)
Weighted average shares outstanding:
Weighted average shares - basic and diluted	13,224	13,224	13,224	13,224
Comprehensive loss:
Net loss	$(2,420)	$(2,349)	$(2,065)	$(2,728)
Foreign currency translation adjustments	82	129	170	(298)
Comprehensive loss	$(2,338)	$(2,220)	$(1,895)	$(3,026)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	March 30,	March 31,
	2018	2017
Cash flows - operating activities:
Net Loss	$(2,065)	$(2,728)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	653	825
Share-based compensation	51	51
Deferred income taxes	(93)	(16)
Provision for doubtful accounts	34	239
Accretion on asset retirement obligations	26	32
Restructuring charge	264	386
(Gain) loss on disposal of equipment, property and leasehold improvements	(4)	60
Unrealized foreign exchange loss (gains)	28	(322)
Settlement of asset retirement obligation	(254)	0
Changes in operating assets and liabilities:
Trade accounts receivable	1,784	1,923
Prepaid expenses and other assets	747	(227)
Income tax receivable / payable	(32)	197
Trade accounts payable	286	(15)
Deferred revenues	(1,566)	(3,009)
Deferred facilities rent and other	(370)	(393)
Other accrued liabilities	(518)	(41)
Net cash used in operating activities	(1,029)	(3,038)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(104)	(13)
Proceeds from sale of equipment, property and leasehold improvements	6	0
Net cash used in investing activities	(98)	(13)
Cash flows - financing activities:
Payments on capital lease	(42)	(39)
Payments on long term debt	(111)	0
Net cash used in financing activities	(153)	(39)
Effects of exchange rate changes on cash and cash equivalents	151	(123)
Net decrease in cash and cash equivalents	(1,129)	(3,213)
Cash and cash equivalents at the beginning of the period	5,080	8,540
Cash and cash equivalents at the end of the period	$3,951	$5,327

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$166	$0
Non-cash loan payable	$166	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Learning Tree International, Inc. and our subsidiaries (collectively, “Learning Tree,” “Company,” “we,” “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Certain items in the second quarter of the fiscal year 2017 condensed consolidated financial statements have been reclassified to conform to the current presentation, as related to the Statement of Cash Flows reclassification of certain operating activities to financing activities.

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

As of and for the second quarter of fiscal year 2018, which ended March 30, 2018, we reported an accumulated deficit of $19.5 million. We are reporting negative cash flow from operations for the first six months of fiscal year 2018, and we have had negative cash flow from operations for the previous five fiscal years as our revenues have declined each year during this period. At March 30, 2018, our consolidated capital resources consisted of cash and cash equivalents of $4.0 million. We have taken and continue to take steps to stabilize our revenues and to decrease our operating costs.

Revenue declined $2.7 million for the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017 primarily as a result of a 13.3% decline in the number of course participants and a 2.4% decrease in average revenue per participant. The decrease in the number of course participants during the second quarter of fiscal year 2018 is primarily due to lower course enrollments from the U.S. Government stemming from the U.S. federal budget uncertainties and from the Easter holiday occurring in the second quarter for fiscal year 2018 compared to occurring in the third quarter for fiscal year 2017. The week before and the week after Easter is historically a weaker period of course enrollments. Our cost reduction efforts have resulted in a 13.7% reduction in cost of revenues and a 10.4% reduction in operating expenses for the second quarter of fiscal year 2018, compared to the second quarter of fiscal year 2017. Operating expenses for the second quarter of fiscal year 2017 included a restructuring charge of $0.4 million. There was no corresponding restructuring charge in the second quarter of fiscal year 2018. This resulted in loss from operations of $2.3 million for the second quarter of fiscal year 2018 compared to a loss from operations of $2.1 million in the second quarter of fiscal year 2017.

To further address our liquidity needs, on January 12, 2017, we entered into a Financing and Security Agreement (the “AC Financing Agreement”) with Action Capital Corporation (“Action Capital”), which provides the Company with access to borrowings up to a maximum aggregate principal amount of $3.0 million. Pursuant to the AC Financing Agreement, the amount advanced to the Company will be based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral. The amounts advanced under the AC Financing Agreement will also be secured by the Company’s accounts receivable from U.S. operations. The AC Financing Agreement does not have a set term and either party may, for any reason, terminate the AC Financing Agreement by providing written notice. See Note 12 of these unaudited interim Condensed Consolidated Financial Statements for more information about the AC Financing Agreement.

We are also continuing to evaluate potential additional sources of financing and other strategic alternatives. There is no assurance that additional capital and/or financing will be available to the Company and, even if available, whether it will be on terms acceptable to us or in amounts required.

On January 17, 2018, Dr. David C. Collins and Mrs. Mary C. Collins filed with the SEC an amendment to their beneficial ownership report on Schedule 13D (“Schedule 13D Amendment”). The Schedule 13D Amendment stated that Dr. and Mrs. Collins have reached a determination to seek to reduce their ownership in the Company’s common stock by selling or otherwise disposing of some or all of their shares in the Company, and that they may engage in discussions with third parties, including other stockholders of the Company. The Schedule 13D Amendment also stated that Dr. and Mrs. Collins engaged Kerlin Capital Group to assist in a review of their investment in the Company. Dr. and Mrs. Collins informed the Company’s Board of Directors that they intend to work cooperatively with the Company in connection therewith.

Based on their Schedule 13D Amendment, Dr. and Mrs. Collins beneficially own approximately 56.7% of the outstanding shares of the Company. Accordingly, if Dr. and Mrs. Collins were to complete the sale or disposition of all or a substantial portion of their shares of Company common stock, such transaction(s) may result in a change of control of the Company. Further, the Company notes that any such transaction(s) that Dr. and Mrs. Collins may structure, undertake or consummate with respect to their shares of Company common stock could be completed without their prior public announcement, and, therefore, any subsequently announced completed transaction(s) could impact the market for the Company’s common stock. In addition, if Dr. and Mrs. Collins structure or consummate a transaction whereby a change in control of the Company occurs, then such change in control may also adversely affect existing agreements that we have with third parties that contain consent or termination rights in the event of a change of control of the Company, including the financing agreements that the Company entered into in connection with the Euston House Renovation. See Note 12 for more information about the financing agreements.

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ended on March 30, 2018 and encompassed 13 weeks, and our second quarter of the prior fiscal year ended on March 31, 2017 also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of March 30, 2018, and our results of operations for the three and six months ended March 30, 2018 and March 31, 2017, and our cash flows for the six months ended March 30, 2018 and March 31, 2017.

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense related to grants of employee stock options was less than $0.1 million for both the three and six months ended March 30, 2018 and March 31, 2017 and was charged in a manner consistent with the related employee salary costs.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Six Months Ended March 30, 2018	Twelve Months Ended September 29, 2017

ARO balance, beginning of period	$1,143	$1,369
Accretion expense	26	66
Settlement of ARO liability	(254)	(310)
Foreign currency translation	42	18
ARO balance, end of period	$957	$1,143

NOTE 4—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, however, when there is a year-to-date loss, potential common shares are not included in the computation of diluted loss per share, because to do so would be antidilutive. Approximately 650,000 stock options were excluded from the computations of diluted earnings per share for the three and six months ended March 30, 2018 and March 31, 2017, respectively, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Numerator:
Net loss	$(2,420)	$(2,349)	$(2,065)	$(2,728)

Denominator:
Weighted average shares outstanding
Diluted	13,224	13,224	13,224	13,224

Loss per common share - basic and diluted:
Basic and diluted loss per share	$(0.18)	$(0.18)	$(0.16)	$(0.21)

NOTE 5—INCOME TAXES

Our income tax provision in our second quarter of fiscal year 2018 was less than $0.1 million, compared to a provision of $0.2 million in our second quarter of fiscal year 2017. Our second quarter of fiscal year 2018 income tax provision is composed primarily of income tax expense for our foreign subsidiaries, state income tax expense, and the true up of estimates to actual returns filed. For the six month period ended March 30, 2018, we recorded an income tax benefit of less than $0.1 million compared to an income tax provision of $0.3 million for the six month period ended March 31, 2017. Our year to date 2018 income tax provision is composed primarily of income tax expense for our foreign subsidiaries, state income tax expense and the true up of estimates to actual returns filed, and the release of valuation allowance in relation to the refundable minimum tax credit carryforward resulting from the tax law changes in the Tax Cuts and Jobs Act of 2017 (see discussion below), while our year to date 2017 income tax provision was composed primarily of income tax expense for our foreign subsidiaries and state income tax expense. The Company established a valuation allowance against deferred tax assets in the U.S. in the first quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the second quarter of fiscal year 2018, except for the portion of the valuation allowance attributable to the minimum tax credit carryforward.

Tax Cuts and Jobs Act of 2017

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

Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. The changes in the tax law have been accounted for in our income tax provision for the first quarter of fiscal year 2018. Accordingly, the Company has released the valuation allowance on the minimum tax credit carryforward, as this can now be refunded as a result of the 2017 Act. Additionally, the Company estimated its share of undistributed earnings and profits of its foreign subsidiaries and included a one-time section 965(a) repatriation toll charge in taxable income, resulting in alternative minimum tax for the Company, which is expected to be completely offset by net operating loss carryforwards and foreign tax credits; therefore, there is no transition tax due for the Company. As a result of the change in the U.S. tax rates, the Company revalued its ending deferred tax assets and liabilities, which had minimal impact on our provision for income taxes.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to multinational companies and government entities. The training and education we offer is presented in a similar manner in every country in which we operate. Our instructors present our courses in virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the three and six-month periods ended March 30, 2018 and March 31, 2017.

We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.

Summarized financial information by country for the three months and six months ended March 30, 2018 and March 31, 2017 are as follows:

	Three months ended		Six months ended
	March 30,	March 31,	March 30,	March 31,
	2018	2017	2018	2017
Revenues:
United States	$7,184	$9,447	$16,934	$20,147
Canada	2,022	2,235	3,847	4,146
North America	9,206	11,682	20,781	24,293

United Kingdom	3,444	3,358	7,562	7,664
Sweden	453	633	1,400	1,658
Japan	492	398	1,048	1,008
Total	$13,595	$16,071	$30,791	$34,623

Gross profit:
United States	$2,547	$3,914	$7,094	$8,562
Canada	1,013	1,051	1,938	1,845
North America	3,560	4,965	9,032	10,407

United Kingdom	1,192	913	2,882	2,399
Sweden	201	294	752	890
Japan	333	269	720	709
Total	$5,286	$6,441	$13,386	$14,405

	March 30,	September 29
	2018	2017
Total assets:
United States	10,629	13,239
Canada	2,153	2,349
North America	12,782	15,588

United Kingdom	6,893	6,944
Sweden	1,746	2,169
Japan	1,167	1,562
Total	$22,588	$26,263

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

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosures”, establishes a fair value hierarchy for valuation inputs and prioritizes them based on the extent to which the inputs are observable in the marketplace. Categorization is based on the lowest level of input that is available and significant to the measurement. These levels are:

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. The Company periodically re-assesses its obligations and has concluded that no adjustment is necessary to adjust the values of those liabilities during the three and six-month periods ended March 30, 2018 and March 31, 2017.

NOTE 9—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	March 30,	September 29,
	2018	2017
Reston lease liability	$935	$895
Deferred rent and other	437	412
Current portion of loan payable	213	167
Capital lease obligations	90	86
	$1,675	$1,560

Deferred Facilities Rent and Other

	March 30,	Spetember 29,
	2018	2017
Deferred rent and other	$3,268	$3,434
Reston lease liability	1,391	1,687
Capital lease obligations	248	294
	$4,907	$5,415

 NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes most existing revenue recognition models that require revenue guidance under U.S. GAAP. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve its core principle and, in doing so, more judgment and estimates are required within the revenue recognition process than required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for us on September 30, 2018. We have determined to use the modified retrospective transition approach, and we are in the process of evaluating the impact that the updated standard will have on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the new standard is effective for us on September 30, 2018 using a retrospective approach. We believe that this standard will not have any significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard will be effective for us on September 30, 2018 using a retrospective approach and will result in restricted cash being included with cash and cash equivalents to reflect total cash on our statement of cash flows. We are evaluating whether we will early adopt the new standard.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

NOTE 11—RESTRUCTURING ACTIVITY

In September 2016, we determined that 81% of our Reston Town Center facility in Reston, Virginia (RTC) was no longer needed to conduct our business and, accordingly, we renewed efforts to sublease the surplus space at this facility. As a result, we recorded a restructuring charge of $1.9 million for the estimated liability associated with future rentals of the surplus space due under the property lease as of the cease use date. The fair value of this liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk-free rate. ASC 420, “Exit or Disposal Cost Obligation,” requires this liability to be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date. In March 2017, we re-evaluated the estimated cash flows from the estimated sublease rentals and operating expenses. As a result, we recorded an additional $0.4 million restructuring charge in our second quarter of fiscal year 2017. In the first quarter of fiscal year 2018, we adjusted the estimated cash flows due to an increase in real estate taxes and recorded an additional $0.1 million restructuring charge. As of March 30, 2018, we have subleased 40% of the surplus space.

On December 21, 2017, the Lease Amending Agreement Surrender Agreement (“Surrender Agreement”) entered into by Learning Tree International Inc. (“Learning Tree Canada”), the Canadian subsidiary of Learning Tree, and T.E.C. Leaseholds Limited became effective, which provided for the amendment and early termination of Learning Tree Canada’s lease agreement, dated March 6, 2000, as amended (“Lease Agreement”) for its Education Center located in Toronto, Ontario. The Surrender Agreement provides for the early termination of the Lease Agreement, which occurred on March 31, 2018. As a result, we recorded a $0.2 million restructuring charge for surrender fees and commissions related to the surrender of the lease in the first quarter of fiscal year 2018.

There were no restructuring charges recorded in our second quarter of fiscal year 2018. Restructuring liability is recorded as part of deferred facilities rent and other in the consolidated balance sheets.

	March 30,	September 29,
	2018	2017

Balance at beginning of period	$2,582	$3,160

Additions:
RTC cease-use charge	104	386
Toronto surrender agreement	160	0
Accretion expense	97	175
	361	561

Reductions:
Payment on Toronto surrender agreement	(101)	0
Rent payments net of deferred rent	(457)	(1,139)
	(558)	(1,139)

Balance at end of period	$2,385	$2,582

NOTE 12—DEBT

In connection with a lease assignment agreement entered into on August 15, 2017 by Learning Tree International Limited, a company incorporated under the laws of the United Kingdom (“Learning Tree Limited”) and a subsidiary of the Company, Learning Tree Limited released two floors in the Euston House building in London, England, but continued to occupy and lease the ground and the basement floors . To continue to offer training courses at the Euston House location, Learning Tree Limited renovated the ground and basement floors in the Euston House to provide sufficient classrooms and support facilities (“Euston House Renovation”). The Euston House Renovation cost approximately £0.5 million ($0.7 million), which amount was financed by Learning Tree Limited by entering into a series of five, substantially identical lease financing agreements with third party lenders (“Financing Agreement(s)”). The financing provided by each Financing Agreement is in each case for a minimum of 36 months (the “Minimum Period”) with annual interest rates of approximately 7.5%. Under the terms of each Financing Agreement, the Minimum Period may be extended beyond the initial 36-month period at the monthly payment rate applicable to such agreement, unless written notice of cancellation is provided by Learning Tree Limited one month prior to the end of the Minimum Period. In addition, each Financing Agreement may be terminated prior to the end of the Minimum Period by providing at least one month’s prior written notice or if there occurs a default of a Financing Agreement. In the event of an early termination or a default of a Financing Agreement, a termination payment will be payable to the lender under the terms of a Financing Agreement.  A default and termination under the terms of each Financing Agreement may occur if the applicable lender provides written notice to Learning Tree Limited of such matters as: (1) a failure to timely make a monthly payment or payment of any other sum due under the Financing Agreement, (2) an untrue statement, representation, warranty or false statement has been provided to the lender; (3) failure to comply with the terms of the Financing Agreements; (4) equipment or materials are taken to settle a debt or judgment or another event happens that prejudices the lenders interest in the equipment and materials financed; (5) a bankruptcy petition or administration order is presented against Learning Tree Limited or other insolvency proceedings or liquidation occurs; or (6) a change in voting control of Learning Tree Limited or any holding party occurs.

Under the terms of the Financing Agreements, the equipment and other materials for the Euston House Renovation were purchased from suppliers with financing received by Learning Tree Limited from the lenders with such lenders retaining ownership of the purchased equipment and materials financed. Learning Tree Limited provides each lender with indemnification in each Financing Agreement from and against losses, damage, claims and demands that a lender may incur that arises out of the possession or use of the equipment and materials financed or such Financing Agreement, except where such losses arise from death or personal injury caused by the lender’s negligence. The Financing Agreement liabilities are recorded as current and non-current loan payable in the consolidated balance sheets.

	March 30,	September 29,
	2018	2017

Balance at beginning of period	$532	$0

Additions:
Euston House financing agreements	166	536

Reductions:
Payments on Euston House debt	(111)	(4)

Foreign currency translation	31	0

Balance at end of period	$618	$532

On January 12, 2017, the Company entered into the AC Financing Agreement with Action Capital that provides the Company with access to borrow up to a maximum aggregate principal amount of $3.0 million (the “Maximum Amount”). Pursuant to the AC Financing Agreement, the amount advanced to the Company is based on an advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company as approved by Action Capital and assigned to it as collateral (the “Acceptable Accounts”). The AC Financing Agreement is in full force and effect until such time as either party terminates the AC Financing Agreement by providing written notice. Following termination, the Company will remain liable for all outstanding indebtedness owed to Action Capital under the AC Financing Agreement.

Under the AC Financing Agreement, the Company is required to pay Action Capital (i) interest on the outstanding advances at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 1.75%, (ii) a monthly fee equal to 0.70% of the outstanding advances as of the last day of the month, and (iii) a fee of 0.25% of the Maximum Amount, which was payable to Action Capital on the date the AC Financing Agreement is signed and every 90 days thereafter until the AC Financing Agreement is terminated and all amounts advanced and other obligations to Action Capital have been fully paid and satisfied. The Company’s obligations under the AC Financing Agreement are secured by Acceptable Accounts, accounts receivable due from U.S. based account debtors and any contract rights, chattel paper, documents, instruments, general intangibles (excluding general intangibles consisting of intellectual property or intellectual property rights), reserves, reserve accounts, deposit and demand accounts, rebates, and books and records pertaining to any Acceptable Accounts that are assigned to Action Capital and all proceeds of the foregoing property.  As of March 30, 2018, the Company has not drawn from this financing agreement.

NOTE 13—SUBSEQUENT EVENTS

On April 17, 2018, the stockholders of the Company approved the Learning Tree International, Inc. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan was previously approved by the Board of Directors of the Company with its effectiveness being subject to receiving stockholder approval.

We have evaluated all events subsequent to the balance sheet date of March 30, 2018 through the date these condensed consolidated financial statements were filed with the SEC and have determined that there are no other events that require disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited interim condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Report” or “Form 10-Q”) and our consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 (our “2017 10-K”). We use the terms “we,” “our,” “us” and “Learning Tree” to refer to Learning Tree International, Inc. and our subsidiaries unless the context indicates otherwise.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: our ability to continue as a going concern; our ability to obtain additional liquidity in amounts and on terms acceptable to the Company; our ability to reverse our trend of declining year over year revenues and negative cash flows from operations, and to maintain sufficient liquidity; our ability to successfully implement our new strategies including achieving our cost reduction goals; our ability to identify and execute upon strategic options for the Company; risks associated with the timely development, introduction, and customer acceptance of our courses and other products; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; implementation of partnerships with third party providers of courses and/or course material; risks associated with maintaining cyber security; risks associated with a majority of our common stock being beneficially owned by our chairman and his wife; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 13 and elsewhere in our 2017 Form 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”).

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

OVERVIEW

Learning Tree is a leading worldwide provider to businesses and government organizations for the workforce development and training of their information technology (IT) professionals and managers. Since our founding in 1974, we have provided high-quality predominantly vendor independent training to more than 2.5 million IT professionals and managers. In fiscal year 2017, while presenting courses in 39 countries, we trained 53,170 course participants from approximately 4,700 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad library of intensive instructor-led and on-demand courses from one to five days in length, which at March 30, 2018 comprised 335 different course titles including 184 multi-day IT course titles, 82 multi-day management course titles, and 69 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development. In addition, we now partner with other organizations to enhance and broaden the breadth of training we can offer to IT organizations, with the objective of providing an even broader course offering to enable us to more effectively meet an organization’s complete workforce needs. In terms of vendor partners, we reached an agreement in 2017 with Microsoft to become a Microsoft approved training partner, whereby we now offer Microsoft approved courses. This also allows us to accept Microsoft training vouchers and eliminates the need for us to maintain duplicate course content. In March 2018, Learning Tree reached Microsoft Gold partner status in the data platform competency area. This designation is awarded by Microsoft to partners who achieve the highest level of performance as a partner both in terms of training volume and technical expertise. We also offer our customers the ability to take course titles we do not have in our course library from approved “Partner” providers. Through these “Partner” providers, we now offer courses in a number of different vendor technologies and products, to include Cisco, Adobe, IBM, Red Hat, VMware, Hewlett Packard, Palo Alto Networks, and Amazon Web Services.

We are also working more closely with certification and accreditation organizations to offer training programs for IT professionals seeking to earn such certifications. We are a trusted continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an International Institute of Business Analysis (IIBA) Endorsed Education Provider; an AXELOS Global Best Practice Strategic Partner; a GCHQ Certified Cyber Security Training Provider; a British Computing Society (BCS) Accredited Training Organization; and a Skills Framework for the Information Age (SFIA) Foundation Accredited Training Partner. We also maintain partnerships and offer courses with Computing Technology Industry Association (CompTIA), International Council of E-Commerce Consultants (EC-Council), International Consortium for Agile (ICAgile), Information Systems Control Association (ISACA), International Info System Security Certification Consortium (ISC)2, International Software Testing Qualifications Board (ISTQB), Lean Kanban, Scrum Alliance, and The Open Group (TOGAF). In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology.

During the second quarter of this fiscal year we launched our first “bundled training” set of products, which blend different learning methods including live, instructor-led training, on-demand training modules, coaching and mentoring offerings, and in some cases, additional independent exercises. The intent is to provide attendees an immersive learning environment to rapidly gain mastery in a particular subject area. Studies have shown the use of self-paced, on-demand training has very low retention rates, yet we recognize the explosive growth of such training. Learning Tree now offers on-demand training by itself or complemented with additional training modalities that support a learner to more rapidly gain practical and usable skills with the goal of enhancing job performance. We expect to broaden our offerings of such “bundled training” products in the near future.

We are making certain select proprietary Learning Tree course content available for use under a license agreement through a third party reseller. This is an additional business strategy we are executing with the goal of establishing an additional distribution channel for our significant proprietary course content library. Further, we are in discussions with potential training partners in countries in which we do not currently operate.

In addition to training, we offer a suite of Workforce Optimization Solutions to support an IT organization’s life-cycle of workforce development needs. These solutions help ensure an organization’s investment in training is relevant and leveraged to improving overall organization performance. The range of solutions includes helping organizations define their job roles, assessing the current skills of the staff, providing customized workshops to support learning specific to that organization’s needs, and even serving as an outsourced provider of an organization’s learning and training requirements.

We market and present our courses and solutions through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan. In August 2017, the Company terminated its License Agreement, dated March 3, 2015, with Educinvest SPRL which provided for the license of Learning Tree courses to Educinvest in France. The French market is now being served by our UK operation while the Company continues to evaluate other business opportunities that may be available to it as a result of the termination of the License Agreement.  In fiscal year 2017, we generated approximately 37% of our revenues outside of the United States, and, for the six months ended March 30, 2018 we generated approximately 45% of our revenues outside the United States. We coordinate, plan and deliver our courses at our own Education Centers, hotels, conference centers, other specially equipped facilities, and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which enables individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in our Education Centers, at customer locations, or at specially equipped facilities without the need to travel or commute to the actual course site.

We use a well-defined systematic approach to develop and update both the Learning Tree proprietary course library and partner-provided courseware, so as to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish or Japanese.

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

STRATEGIC INITIATIVES

Business Strategy

The needs of organizations for training and professional development continue to evolve, particularly so in the IT technical, analyst, and management disciplines. Organizations, whether commercial companies or government agencies, are looking to ensure the investment in their IT workforce directly supports improved outcomes, including more successful project delivery, improved delivery processes and product quality, and ultimately improved business or mission outcomes. Further, from an individual learner’s perspective, the rise of e-learning solutions has provided significant new options for self-directed learning. As such, Learning Tree’s primary focus is evolving from being an IT training company for its customers’ employees to becoming a company that partners with the IT organizations of its customers to meet the full range of an organization’s training needs for its workforce. As such, in addition to our goal of maintaining our position as the premier provider of instructor led IT training and professional development, our business strategy has evolved to encompass three objectives:

●

Offer a full range of life-cycle workforce development capabilities that augment our training capabilities. Our Workforce Optimization Solutions cover the life-cycle of workforce development needs, from helping organizations define their organization structures, processes, and job roles; to assessing the current knowledge, skills and abilities (KSAs) of the staff; to supporting the implementation of the means to enhance the KSAs through training, coaching, and mentoring of staff, along with supporting organizational process improvements; and to providing an outsourced service in which Learning Tree manages all of an organization’s learning initiatives. These additional solutions augment and support our traditional training service offerings. As an example, the use of Learning Tree’s automated skills assessments can provide customers with objective feedback on the strengths and weaknesses of their IT staff in their respective professional disciplines. Such information is particularly valuable in creating custom learning plans, including recommended training courses to maximize a staff member’s effectiveness on the job. From an organizational perspective, our instructors, who are practitioners in their field, can go beyond the classroom to support organizations in driving process changes, in areas as diverse as planning and budgeting, service management, and project management.

●

Add on-demand and blended capabilities to our training solutions. Based on existing studies, instructor-led training currently remains the best way to learn a subject area. Yet we recognize that self-directed, on-demand e-Learning (i.e. online courses without an instructor) continues to grow and gain market acceptance, given the convenience and lower costs of e-Learning in certain situations. Accordingly, Learning Tree believes a blended learning approach, in which we work with customers to harness the best of both instructor-led and e-learning is the most effective way to deliver our courses and for attendees to learn today. To that end, during the second quarter we launched our first “bundled training” set of products, which are designed to provide various blended learning methods including live, instructor-led training, with on-demand training modules, coaching and mentoring offerings, and in some cases, additional independent exercises, all with the intent of providing attendees an immersive learning environment for them to rapidly gain mastery in a particular subject area. We are working to extend this model and work with other on-demand e-Learning platform providers, tailoring our classes to maximize the effectiveness of a blended learning solution.

●

Provide a comprehensive suite of training courses to meet the needs of IT organizations. Learning Tree develops and maintains its own proprietary course content for its training courses worldwide. In addition to our own proprietary courses, we strategically broadened our course offerings by adding titles from certification organizations, hardware and software vendors, and from other training vendors. As an example, we are partnering with ISC[2], an organization offering cyber security professional certifications, to offer their courses for preparation of the exams to become a Certified Information Systems Security Professional (CISSP) and a Certified Cloud Security Professional (CCSP). In regard to vendor partners, we have entered an agreement to offer official Microsoft courseware that will be taught by our instructors at our Education Centers. While causing us to retire some of our proprietary Microsoft courses, we are adding more than 70 Microsoft course titles, which will significantly broaden our Microsoft curriculum. In addition, the agreement also provides us with the ability to offer Microsoft on-demand courseware that can be taken any time. We are also now offering courses provided by other training providers for a wide range of courses, including training on Cisco, Adobe, IBM, Red Hat, VMware, Hewlett Packard, and Amazon Web Services products. By providing a comprehensive suite of training courses to IT organizations, we are able to more effectively partner in providing the full complement of courses needed by our customers.

We are experiencing growth in our business of supporting enterprise customers by providing them with Workforce Optimization Solutions and customized training products to meet their needs. However, we continue to experience a decline in course attendance at our public courses which are taught at our Education Centers. To address this decline, the Company has been working to leverage resellers and other partner models to increase our sales reach, shortening the duration of some of our courses, offering blended learning “bundles” that augment our public courses with related on-demand courses, and partnering with certification organizations and other training providers to broaden and deepen the training products we offer. Our overall objective continues to be the reversal of the year-over-year declines in revenue we have experienced by stabilizing revenue from training offered to our clients at our Education Centers while growing revenue from enterprise clients through Workforce Optimization Solutions and other customized training products.

Comprehensive Cost Reduction Program

In addition to strategies to stabilize and grow our revenue in fiscal year 2018 and improve liquidity, we continued to reduce our operating expenses through a comprehensive cost reduction program initiated in fiscal year 2016 (“Cost Reduction Program”). As a result of this program, we reduced operating expenses by approximately $12.3 million in fiscal year 2017 compared to operating expenses in fiscal year 2016. Operating expenses for fiscal year 2017 included a restructuring charge of $0.4 million relating to excess classroom capacity at one of our education center facilities. For the first six months of fiscal year 2018, we have reduced operating expenses $1.6 million compared to operating expenses for the first six months of fiscal year 2017. Both six-month periods include restructuring charges of $0.4 million in fiscal year 2017 and $0.3 million in fiscal year 2018, respectively, relating to excess classroom capacity at two of our education center facilities. In addition, we reduced our cost of revenues in fiscal year 2017 by $9.9 million or 19.7% by right-sizing our operations and reducing travel and shipping costs. For the first six months of fiscal year 2018, we reduced our cost of revenues by an additional $2.8 million compared to the first six months of fiscal year 2017. We intend to continue taking appropriate steps to streamline our operations and reduce or eliminate excess costs.

Other Strategic Options

Learning Tree is continuing to explore other strategic initiatives available to it to enhance stockholder value. In January 2018, Dr. David C. Collins and Mrs. Mary C. Collins filed with the SEC an amendment to their beneficial ownership report on Schedule 13D (“Schedule 13D Amendment”). The Schedule 13D Amendment stated that Dr. and Mrs. Collins have reached a determination to seek to reduce their ownership in the Company’s common stock by selling or otherwise disposing of some or all of their shares in the Company, and that they may engage in discussions with third parties, including other stockholders of the Company. The Schedule 13D Amendment also stated that Dr. and Mrs. Collins engaged Kerlin Capital Group to assist in a review of their investment in the Company. Dr. and Mrs. Collins informed the Company’s Board of Directors that they intend to work cooperatively with the Company in connection therewith.

The Company is continuing to evaluate all strategic options available to it, including options to obtain additional sources of capital in order to improve liquidity. There is no assurance that additional capital will be available to the Company and, even if available, whether it will be on terms acceptable to us or in amounts required. Learning Tree does not expect to comment further or update the market with any additional information on the strategic options it is evaluating, unless and until its Board of Directors deems disclosure appropriate or necessary.

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

KEY METRICS OF OUR SECOND QUARTER AND SIX MONTHS OF FISCAL YEAR 2018

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our second quarter of the current fiscal year ended on March 30, 2018, our second quarter of the prior fiscal year ended on March 31, 2017, and our fiscal year end for 2017 was September 29, 2017.

The following is an overview of our results of operations for the second quarter of fiscal year 2018, compared to the same quarter of fiscal year 2017:

•	Revenues decreased to $13.6 million from $16.1 million.

•	Gross profit percentage decreased to 38.9% of revenues from 40.1% of revenues.

•	Operating expenses declined by $0.9 million to $7.6 million from $8.5 million. Operating expenses were 56.0% of revenues compared to 52.9% of revenues.

•	Loss from operations was $2.3 million compared to a loss from operations of $2.1 million.

•	Net loss was $2.4 million compared to a net loss of $2.3 million.

In addition, the following are key balance sheet items at March 30, 2018 compared to September 29, 2017:

•	Cash and cash equivalents at March 30, 2018 decreased to $4.0 million compared to $5.1 million at September 29, 2017.

•	Net working capital (deficit) (current assets minus current liabilities) was $(12.5) million compared to $(10.4) million.

•	Total stockholders’ deficit increased to $(13.7) million compared to $(11.8) million.

The following is an overview of our results of operations for the six months ended March 30, 2018, compared to the equivalent period of fiscal year 2017:

•	Revenues decreased to $30.8 million from $34.6 million.

•	Gross profit percentage increased to 43.5% of revenues from 41.6% of revenues.

•	Operating expenses declined by $1.6 million to $15.4 million from $17.0 million. Operating expenses were 50.0% of revenues compared to 49.0% of revenues.

•	Loss from operations was $2.0 million compared to a loss from operations of $2.6 million.

•	Net loss was $2.1 million compared to a net loss of $2.7 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as percentages of our revenues:

	Three months ended		Six months ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.1%	59.9%	56.5%	58.4%
Gross profit	38.9%	40.1%	43.5%	41.6%
Operating expenses:
Course development	4.6%	4.7%	4.3%	4.4%
Sales and marketing	24.1%	21.7%	21.2%	20.4%
General and administrative	27.3%	24.1%	23.6%	23.1%
Restructure charge	0.0%	2.4%	0.9%	1.1%
	56.0%	52.9%	50.0%	49.0%
Loss from operations	-17.1%	-12.8%	-6.5%	-7.4%
Other income (expense):
Interest expense, net	-0.2%	-0.1%	-0.1%	0.0%
Foreign exchange loss (gains)	-0.2%	-0.5%	-0.2%	0.3%
Other, net	0.0%	-0.1%	0.0%	0.0%
	-0.4%	-0.7%	-0.3%	0.3%
Loss from operation before provision for income taxes (benefit)	-17.5%	-13.5%	-6.8%	-7.1%
Provision for income taxes (benefit)	0.3%	1.1%	-0.1%	0.7%
Loss from continuing operations	-17.8%	-14.6%	-6.7%	-7.8%

THREE AND SIX MONTHS ENDED MARCH 30, 2018 COMPARED WITH THE THREE AND SIX MONTHS ENDED MARCH 31, 2017

Revenues. Revenues from operations of $13.6 million in our second quarter of fiscal year 2018 were 15.4% lower than revenues of $16.1 million in the same quarter of fiscal year 2017. The decrease in revenues is primarily the result of a 13.3% decrease in the number of course participants compared to the number of participants in the second quarter of fiscal year 2017 and a 2.4% decrease in average revenue per participant. The decrease in the number of course participants during the second quarter of fiscal year 2018 is primarily due to lower course enrollments from the U.S. Government stemming from the U.S. federal budget uncertainties and from the Easter holiday occurring in the second quarter for fiscal year 2018 compared to occurring in the third quarter for fiscal year 2017. The week before and the week after Easter is historically a weaker period of course enrollments. The decrease in the average revenue per participant was caused primarily by continued pricing initiatives put in place to attract new customers and partially offset by changes in foreign exchange rates, primarily the United Kingdom, which positively impacted revenues by approximately 3.4% quarter over quarter. Revenues from customers who purchased courses under our U.S. Government General Service Administration (GSA) contract schedules totaled $2.7 million for the second quarter of fiscal year 2018, which was 30.1% lower than the second quarter of fiscal year 2017.

During our second quarter of fiscal year 2018, we trained 10,724 course participants, a 13.3% decrease from the 12,368 course participants we trained in our second quarter of fiscal year 2017.  During our second quarter of fiscal year 2018, we provided 33,205 attendee-days of training, compared to 39,119 attendee-days of training in the same quarter in fiscal year 2017.

Our revenues from operations of $30.8 million during our first six months of fiscal year 2018 were 11.1% lower than revenues of $34.6 million in the same period of fiscal year 2017. The decrease in revenues primarily resulted from a 5.9% decrease in average revenue per participant and a 5.5% decrease in the number of course participants when compared to the first six months of fiscal year 2017. The decrease in average revenue per participant was caused primarily by the continued lower average revenue from the continued use of pricing initiatives during the period to attract new and retain existing course attendees, and changes in foreign exchange rates. Revenues were positively impacted by approximately 2.8% period over period as a result of changes in foreign exchange rates. Revenues from customers who purchased courses under our U.S. Government GSA contract schedules totaled $5.5 million for the first six months of fiscal year 2018 which was 23.9% lower than the first six months of fiscal year 2017.

During our first six months of fiscal year 2018, we trained 24,337 course participants, a 5.5% decrease from the 25,742 course participants we trained in our first six months of fiscal year 2017. During our first six months of fiscal year 2018, we provided 74,160 attendee-days of training, compared to 80,705 attendee-days in the same period in fiscal year 2017.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our second quarter of fiscal year 2018, we presented 1,027 events, a 3.1% decrease from 1,060 events during the same period in fiscal year 2017. Our cost of revenues for our second quarter of fiscal year 2018 was $8.3 million, or 61.1% of revenues, compared to $9.6 million, or 59.9% of revenues, in the same period in fiscal year 2017. Accordingly, our gross profit percentage for our second quarter of fiscal year 2018 was 38.9% compared to 40.1% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our second quarter of fiscal year 2018 primarily reflects the 2.4% decrease in average revenue per participant that was offset by a 0.5% decrease in cost per participant. The decrease in cost per participant is primarily the result of a 13.7% decrease in the cost of revenues and the 13.3% decrease in the number of course participants. The 13.7% decrease in the costs of revenues reflect the impact of our on-going Cost Reduction Program first implemented in fiscal year 2016. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first six months of fiscal year 2018, we presented 2,195 events, a 1.2% decrease from 2,222 events during the same period in fiscal year 2017. Our cost of revenues for our first six months of fiscal year 2018 was $17.4 million, or 56.5% of revenues, compared to $20.2 million, or 58.4% of revenues, in the same period in fiscal year 2017. Accordingly, our gross profit percentage for our first six months of fiscal year 2018 was 43.5% compared to 41.6% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues during our first six months of fiscal year 2018 primarily reflects an 8.9% decrease in the cost per participant partially offset by the 5.9% decrease in revenue per participant. The decrease in cost per participant is primarily the result of a 13.9% decrease in the cost of revenues and the 5.5% decrease in participants. The 13.9% decrease in the costs of revenues reflect the impact of our continuing Cost Reduction Program implemented in fiscal year 2016, as well as lower real estate costs due to renegotiated leases for smaller space at select education centers, closure of select AnyWare centers, and the positive impact on expenses from changes in foreign exchange rates.

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

During our second quarter of fiscal year 2018, course development expenses were 4.6% of revenues, compared to 4.7% in the second quarter of fiscal year 2017. Overall spending on course development in our second quarter of fiscal year 2018 was $0.6 million, compared to $0.8 million in our second quarter of fiscal year 2017.

Course development expense during our first six months of fiscal year 2018 was $1.3 million, a decrease of $0.2 million compared to $1.5 million in the same period of fiscal year 2017.

In our second quarter of fiscal year 2018, we introduced 10 new IT course titles and three new management course titles. We retired two IT course titles, one management course title and six one-day course titles. At the end of our second quarter of fiscal year 2018, our library of instructor-led courses numbered 335 titles compared with 304 titles at the end of the same quarter of fiscal year 2017. At the end of our second quarter of fiscal year 2018, we had 184 multi-day IT titles in our course library, compared with 136 multi-day titles at the end of the same quarter of fiscal year 2017. Our library of multi-day management titles numbered 82 at the end of our second quarter of fiscal year 2018, compared to 72 at the end of the second quarter of fiscal year 2017. Our library of one day courses numbered 69 at the end of our second quarter of fiscal year 2018, compared to 96 at the end of the same quarter of fiscal year 2017.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our second quarter of fiscal year 2018 were 24.1% of revenues, compared to 21.7% in the same quarter of fiscal year 2017. Sales and marketing expenses were $3.3 million in our second quarter of fiscal year 2018, compared to $3.5 million during our second quarter of fiscal year 2017. The decrease was driven primarily by reductions in direct marketing costs and personnel expenses as part of our Cost Reduction Program.

Sales and marketing expenses from operations during our first six months of fiscal year 2018 were $6.5 million, a decrease of $0.6 million compared to $7.1 million in the same period of fiscal year 2017. The decrease is driven primarily by decreases in direct marketing costs and personnel expenses as part of our cost reduction program.

General and Administrative Expenses. General and administrative expenses in our second quarter of fiscal year 2018 were 27.3% of revenues, compared with 24.1% for the same quarter in fiscal year 2017. General and administrative expenses during our second quarter of fiscal year 2018 were $3.7 million, a decrease of $0.2 million, compared to $3.9 million in our second quarter of fiscal year 2017. The decrease reflects the results of the ongoing Cost Reduction Program.

General and administrative expenses during our first six months of fiscal year 2018 were $7.3 million, a decrease of $0.7 million compared to $8.0 million in the same period of fiscal year 2017, primarily the result of our ongoing Cost Reduction Program.

Restructure Charge. We previously determined our Reston, Virginia facility was surplus classroom space and, in March 2017, we re-evaluated the estimated cash flows from sublease rentals and operating expenses of our outstanding restructuring liability. As a result, we recorded an additional $0.4 million restructuring charge in our second quarter of fiscal year 2017. In our first quarter of fiscal year 2018, we recorded an additional $0.1 million restructuring charge to adjust estimated cash flows due to an increase in operating expenses related to the increase in property taxes.

In December 2017, we executed the early termination of our Education Center located in Toronto, Canada.  To secure the early termination, we paid surrender and broker fees of $0.2 million which was recorded as a restructuring charge in the first quarter of fiscal year 2018, giving a total of $0.3 million recorded as a restructuring charge in the first quarter of fiscal year 2018.

There were no restructuring charges recorded in our second quarter of fiscal year 2018.

Loss from Operations. Our loss from operations for our second quarter of fiscal year 2018 was $2.3 million, compared to a loss from operations of $2.1 million for our second quarter of fiscal year 2017, which included the $0.4 million restructuring charge.

For the first six months of fiscal year 2018, our loss from operations was $2.0 million compared to a loss of $2.6 million in the first six months of fiscal year 2017. The loss from operations for the first six months of fiscal years 2018 and 2017 include the $0.3 million and $0.4 million restructuring charges, respectively.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our second quarter of fiscal year 2018, we had other expenses of less than $0.1 million compared to other expense of $0.1 million in the second quarter of fiscal year 2017, primarily from net foreign exchange losses for the second quarter of fiscal year 2017.

During our first six months of fiscal year 2018, other expense totaled $0.1 million compared to other income of $0.1 million in our first six months of fiscal year 2017.

Income Taxes. Our income tax provision in our second quarter of fiscal year 2018 was less than $0.1 million, compared to a provision of $0.2 million in our second quarter of fiscal year 2017. The provisions for these quarters are primarily related to state income taxes, the true up of estimates to actual returns filed, and the income tax expense of the Company's foreign subsidiaries.

Our income tax benefit for our first six months of fiscal year 2018 was less than $0.1 million, compared to a $0.3 million provision for our first six months of fiscal year 2017, and are primarily related to state income taxes, the true up of estimates to actual returns filed, and the income tax expense of the Company's foreign subsidiaries, except in the first six months of fiscal year 2018, when the Company released the valuation allowance attributable to the minimum tax credit carryforward, which is now refundable under the 2017 Act.

Net Loss. The net loss for our second quarter of fiscal year 2018 was $2.4 million, compared to a net loss of $2.3 million for our second quarter of fiscal year 2017, which included a $0.4 million restructuring charge. There was no corresponding restructuring charge in our second quarter of fiscal year 2018.

Our net loss for our first six months of fiscal year 2018 was $2.1 million compared to net loss of $2.7 million for our first six months of fiscal year 2017.

Effects of Foreign Exchange Rates. Although our consolidated financial statements are stated in U.S. dollars, all of our subsidiaries outside of the U.S. have functional currencies other than the U.S. dollar. Gains and losses arising from the translation of the balance sheets of our subsidiaries from the functional currencies to U.S. dollars are reported as adjustments to stockholders’ equity. Fluctuations in exchange rates may also have an effect on our results of operations. The strengthening of the U.S. dollar against the functional currencies of our foreign subsidiaries has negatively impacted our results of operations. Since both revenues and expenses are generally denominated in our subsidiaries’ local currency, changes in exchange rates that have an adverse effect on our foreign revenues are partially offset by a favorable effect on our foreign expenses. The impact of future exchange rates on our results of operations cannot be accurately predicted. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, and therefore we continue to be subject to such risks. Even if we undertake such hedging transactions in the future, there can be no assurance that any hedging techniques we implement would be successful in eliminating or reducing the effects of currency fluctuations. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

FLUCTUATIONS IN QUARTERLY RESULTS

Historically, our quarterly operating results have fluctuated, which is expected to continue in the future. Typically, our first and fourth fiscal quarters have higher revenues and income from operations than do our second and third fiscal quarters. Fluctuations in quarterly results are caused by many factors including: (i) the frequency of course events; (ii) the number of weeks during which courses can be conducted in a quarter; (iii) the timing, timely delivery, frequency and size of and response to our marketing and advertising campaigns; (iv) the timing of our introduction of new course titles; (v) the mix between course events held at customer sites and course events held in our education centers and hotels due to differing gross profit margins; (vi) competitive forces within markets we serve; (vii) our ability to attract customers and meet their expectations; (viii) currency fluctuations and other risks inherent in international operations; (ix) natural disasters, external strikes, acts of war or terrorism and other external factors; and (x) general economic conditions and industry-specific slowdowns.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of the second quarter of fiscal year 2018, which ended March 30, 2018, we reported an accumulated deficit of $19.5 million, compared to $17.4 million at the end of fiscal year 2017. We have reported negative cash flow from operations for the six months ended March 30, 2018, and for the previous five fiscal years as our revenues have declined each year during this period. At March 30, 2018, our capital resources consisted of cash and cash equivalents of $4.0 million, compared to $5.1 million at September 29, 2017. During the second quarter of fiscal year 2018, we repatriated to the U.S. $0.6 million in cash from our foreign operating units. Further cash repatriation from the foreign operating units may be limited by local regulations, including those that require maintaining certain levels of capital. Compliance with such regulations may limit our ability to repatriate additional cash to the U.S. While we have taken, and continue to take steps to stabilize revenues and decrease our expenses on a year-over-year basis for fiscal year 2018, unless we are able to improve our liquidity in the future, there is substantial doubt about the Company’s ability to continue as a going concern. Our registered independent public accounting firm’s report on our audited financial statements for the year ended September 29, 2017 that is included in our 2017 Form 10-K contained an explanatory paragraph related to the Company’s ability to continue as a going concern.

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

We accelerated our Cost Reduction Program and for fiscal year 2017 exceeded our goal of significantly reducing our fiscal year total costs compared to the Company’s total costs for fiscal year 2016. These reductions were initiated to right-size the Company’s operations, modernize its business operations to meet customer demand and preserve capital. We continue to realize results from the Cost Reduction Program as cost of revenues for the first six months of fiscal year 2018 decreased to 56.5% of revenues compared to 58.4% for the first six months of fiscal year 2017, and operating expenses decreased $1.6 million for the six month period when compared to the same six month period in fiscal year 2017.

To further address our liquidity needs in the near term, on January 12, 2017, we entered into the AC Financing Agreement to provide the Company with access to borrowings up to $3.0 million. Through the date of this Form 10-Q, we have not borrowed any funds under the AC Financing Agreement. See Note 12 of the Consolidated Financial Statements and Item 1A. Risk Factors of this Form 10-K for more information about this AC Financing Agreement.

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

At March 30, 2018, our net working capital deficit (current assets minus current liabilities) was $(12.5) million, a $2.1 million increase from the $(10.4) million working capital deficit balance at September 29, 2017. Current assets decreased $3.3 million during the period while current liabilities decreased $1.2 million during the period.

Cash Flows. Our cash and cash equivalents were $4.0 million at March 30, 2018 compared to $5.1 million at September 29, 2017.

	Six months ended
(in thousands)	March 30, 2018	March 31, 2017	Net Change
Cash used in operating activities	$(1,029)	$(3,038)	$2,009
Cash used in investing activities	(98)	(13)	(85)
Cash used in financing activities	(153)	(39)	(114)
Effects of exchange rate changes on cash and cash equivalents	151	(123)	274
Net decrease in cash and cash equivalents	$(1,129)	$(3,213)	$2,084

Cash used in operating activities was $1.0 million for the first six months of fiscal year 2018, compared to $3.0 million for the first six months of fiscal year 2017, primarily due to net loss for the current six month period of $2.1 million compared to a net loss of $2.7 million for the first six months of fiscal year 2017 and the return of lease deposits related to our Education Center in London, UK. Cash used in investing activities of $0.1 million for the first six months of fiscal year 2018 represents minimal capital spending for equipment and leasehold improvements. Cash used in financing activities increased by $0.1 million in the first six months of fiscal year 2018 compared to the first six months of fiscal year 2017 as a result of payments on the UK facilities loan.

Capital Requirements. During the six months ended March 30, 2018, we made capital expenditures of $0.1 million. We plan to purchase less than $0.3 million in equipment and other capital assets during the remainder of fiscal year 2018. On December 21, 2017, we negotiated the early termination of the lease for our education center in Toronto, Canada. The lease originally scheduled to end on October 31, 2020, ended on March 31, 2018. We paid an early termination fee of approximately $0.1 million. Our other contractual obligations as of March 30, 2018 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2017 10-K.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next nine years from March 30, 2018. In addition to requiring monthly or quarterly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

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

Effect of Exchange Rates. Approximately 45% of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of May 1, 2018 were constant for our third quarter of fiscal year 2018, then we would expect foreign exchange rates to positively impact third quarter revenues by approximately 1.6% when compared to the third quarter of fiscal year 2017. We would also expect an offsetting effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in U.S. dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

Third Quarter Revenues. We currently expect revenues for our third quarter of fiscal year 2018 of between $16.2 million and $17.2 million, compared to revenues of $16.4 million in our third quarter of fiscal year 2017.

Third Quarter Gross Profit. We expect a gross profit percentage in our third quarter of fiscal year 2018 of between 45.6% and 46.6% compared to 41.6% in our third quarter of fiscal year 2017.

Third Quarter Operating Expenses. We expect overall operating expenses for our third quarter of fiscal year 2018 to be between $7.4 million and $7.8 million, compared to $7.4 million in the same quarter a year earlier.

Third Quarter Loss from Operations. We expect third quarter operating results of between a loss of $(0.4) million and income of $0.6 million compared with an operating loss of $(0.5) million in our third quarter of fiscal year 2017.

Third Quarter Other Income (Expense), Net. We expect third quarter other expense to be less than $0.1 million compared to other expense of $0.3 million in the third quarter of fiscal year 2017.

Third Quarter Pre-Tax Loss. Overall, we expect to report a pre-tax income/loss for our third quarter of fiscal year 2018 of between a loss of $(0.5) million and income of $0.6 million, compared with a pre-tax loss of $0.8 million in our third quarter of fiscal year 2017.

We are continuing to seek ways to drive operating efficiencies and lower our cost structure in the third quarter of fiscal year 2018 to preserve and improve our capital resources in the near term.

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

As of March 30, 2018, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	RISK FACTORS.

Not required for a smaller reporting company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

None .

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.1	Lease Amending Agreement Surrender Agreement between Learning Tree Canada and T.E.C, Leaseholds Limited.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 12, 2017.

10.2	Learning Tree International, Inc. 2018 Equity Incentive Plan.	Incorporated by reference to Annex A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 8, 2018.

10.3	Learning Tree International, Inc. Form of Incentive Stock Option Award Agreement.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 23, 2018.

10.4	Learning Tree International, Inc. Form of Non-Qualified Stock Option Award Agreement.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 23, 2018.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.

________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2018

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ Richard A. Spires
Richard A. Spires
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Asai
David W. Asai
Chief Financial Officer
(Principal Financial and Accounting Officer)