Form 10-K/A
period 2017-09-29
LEARNING TREE INTERNATIONAL, INC.
filed 2018-06-26
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of April 1, 2017 was $11,311,394. (Excludes 7,568,652 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates)

The number of shares of common stock, $.0001 par value, outstanding as of December 1, 2017, was 13,224,349.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  None

EXPLANATORY NOTE

Learning Tree International, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 2 (the “Amendment No. 2”) on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 (the “Original 10-K”), filed with the Securities and Exchange Commission on December 15, 2017 (the “Original Filing Date”) and subsequently amended on January 29, 2018 pursuant to our Form 10-K for the fiscal year ended September 29, 2017 Amendment No. 1 (“Amendment No. 1”). The sole purpose of this Amendment No. 2 is to amend Part IV, Item 15 Exhibits and Financial Statements Schedule to: (i) delete the prior Exhibit 10.27, which was a contract from 2014 that is no longer required to be filed, and make subsequent revisions to the exhibit numbers that followed; (ii) correct the hyperlinks in Exhibits 10.30, 10.31, 10.32, 10.34, 10.35 and 10.37 to link directly to the agreements instead of the filing of which they were apart; (iii) relabel Exhibits 10.33, 10.36 and 10.38; and (iv) file the agreements contained in Exhibits 10.33, 10.36, 10.38, 10.39 and 10.40 (of which Exhibits 10.33, 10.36 and 10.38 previously hyperlinked to Forms 8-K describing the agreements).

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new currently dated certifications required pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, this Amendment No. 2 does not amend, update or change any other items or disclosures in the Original 10-K, as amended by Amendment No. 1. This Amendment No. 2 speaks only as of the Original Filing Date, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original 10-K or Amendment No. 1 to give effect to any subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K, Amendment No. 1 and the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

PART IV

Item  15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION

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

Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014.

10.25	Lease Agreement between Registrant and Vasakronan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014.

10.26	Deed of Lease for the sale of Registrant’s 1831 Michael Faraday Drive, Reston, Virginia property	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the period ended October 3, 2014.

10.27	First Amendment To Amended and Restated Employment Agreement between Registrant and Max Shevitz, dated February 1, 2016 **	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2016.

10.28	Employment Agreement between Registrant and Dr. David C. Collins, dated February 18, 2016 **	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2016.

10.29	Financing and Security Agreement between Learning Tree International, Inc. and Action Capital Corporation, dated January 12, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 13, 2017.

10.30	Employment Agreement between Registrant and Magnus Nylund to serve as Chief Operating Officer, dated as of January 26, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 27, 2017

10.31	First Amendment to Employment Agreement between Registrant and Richard Spires, Chief Executive Officer for the period April 1, 2017 to June 30, 2017, dated April 18, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 18, 2017

10.32	Assignment Agreement by Learning Tree Limited, with the Registrant acting as guarantor, to assign two of its lease agreements, dated August 15, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 18, 2017

10.33	Financing Agreement between Registrant and Investec Asset Finance PLC, dated August 24, 2017	Filed herewith.

10.34	Third Amendment to Deed of Lease between Learning Tree International USA, Inc. and Mach Arep Carlyle Center LLC, dated October 13, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 18, 2017

10.35	Third Amendment to Leasing Agreement between Learning Tree International USA, Inc. and Prim 1801 Rockville Pike, LLC, dated October 27, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 2, 2017

10.36	Financing Agreement between Registrant and Grenke Leasing Ltd, dated November 2, 2017	Filed herewith.

10.37	Form of Indemnification Agreement between Registrant and each director serving on the Registrant’s Board of Directors and each current executive officer **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 8, 2017

10.38	Financing Agreement between Registrant and Quantum Funding Ltd, dated November 17, 2017	Filed herewith.

10.39	Financing Agreement between Registrant and Siemens Financial Services Limited, dated September 12, 2017	Filed herewith.

10.40	Financing Agreement between Registrant and Aldermore Bank PLC, dated September 22, 2017	Filed herewith.

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

21.1	Subsidiaries of the Registrant	Previously filed and incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm	Previously filed and incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Previously filed.

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Previously filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed.

**	This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Herndon, Commonwealth of Virginia, on the 26th day of June 2018.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ RICHARD SPIRES
Name:	Richard Spires
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ DAVID W. ASAI
Name:	David W. Asai
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)