Form 10-Q
period 2018-06-29
LEARNING TREE INTERNATIONAL, INC.
filed 2018-08-07
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

__________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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

The number of shares of common stock, $.0001 par value, outstanding as of August 1, 2018 was 13,224,349.

 LEARNING TREE INTERNATIONAL, INC.

FORM 10-Q—June 29, 2018

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 29,	September 29,
	2018	2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,772	$5,080
Trade accounts receivable, net	9,790	9,725
Income tax receivable	123	129
Prepaid expenses	2,035	1,399
Lease deposits	0	1,174
Other current assets	1,589	1,333
Total current assets	18,309	18,840
Equipment, Property and Leasehold Improvements:
Education and office equipment	28,815	29,288
Transportation equipment	21	44
Property and leasehold improvements	8,089	8,107
	36,925	37,439
Less: accumulated depreciation and amortization	(33,050)	(32,909)
	3,875	4,530
Restricted interest-bearing investments	1,447	1,477
Deferred income taxes	528	505
Other assets	761	911
Total assets	$24,920	$26,263

Liabilities
Current Liabilities:
Trade accounts payable	$7,370	$6,245
Deferred revenues	17,478	18,383
Accrued payroll, benefits and related taxes	2,380	2,207
Other accrued liabilities	468	743
Income taxes payable	127	54
Current portion of deferred facilities rent and loan payable	1,684	1,560
Total current liabilities	29,507	29,192
Loan payable	2,107	365
Asset retirement obligations	916	1,143
Deferred income taxes	50	118
Deferred facilities rent and other	4,586	5,415
Noncurrent tax liabilities	1,907	1,852
Total liabilities	39,073	38,085
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 shares issued and outstanding	1	1
Additional paid-in capital	6,561	6,487
Accumulated other comprehensive loss	(923)	(877)
Accumulated deficit	(19,792)	(17,433)
Total stockholders' deficit	(14,153)	(11,822)
Total liabilities and stockholders' deficit	$24,920	$26,263

             The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Revenues	$16,203	$16,404	$46,994	$51,027
Cost of revenues	9,657	9,572	27,062	29,790
Gross profit	6,546	6,832	19,932	21,237
Operating expenses:
Course development	727	663	2,063	2,184
Sales and marketing	3,231	3,199	9,762	10,261
General and administrative	2,996	3,509	10,263	11,511
Restructuring charge	0	0	264	386
	6,954	7,371	22,352	24,342

Loss from operations	(408)	(539)	(2,420)	(3,105)
Other income (expense):
Interest expense, net	(20)	(45)	(56)	(46)
Foreign exchange gain (loss)	224	(213)	175	(105)
Other, net	1	(1)	7	(18)
	205	(259)	126	(169)

Loss from operations before provision for income taxes	(203)	(798)	(2,294)	(3,274)
Provision for income taxes	91	79	65	331
Net loss	$(294)	$(877)	$(2,359)	$(3,605)

Loss per share basic and diluted:
Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.18)	$(0.27)
Weighted average shares outstanding:
Weighted average shares - basic and diluted	13,224	13,224	13,224	13,224
Comprehensive loss:
Net loss	$(294)	$(877)	$(2,359)	$(3,605)
Foreign currency translation adjustments	(216)	195	(46)	(103)
Comprehensive loss	$(510)	$(682)	$(2,405)	$(3,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	June 29,	June 30,
	2018	2017
Cash flows - operating activities:
Net loss	$(2,359)	$(3,605)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,034	1,212
Share-based compensation	74	75
Deferred income taxes	(95)	(69)
Provision for doubtful accounts	21	253
Accretion on asset retirement obligations	40	49
Restructuring charge	264	386
(Gain) loss on disposal of equipment, property and leasehold improvements	(5)	60
Unrealized foreign exchange gains	(216)	(105)
Settlement of asset retirement obligation	(254)	0
Changes in operating assets and liabilities:
Trade accounts receivable	(179)	1,467
Prepaid expenses and other assets	293	246
Income tax receivable / payable	127	195
Trade accounts payable	1,181	(534)
Deferred revenues	(721)	(2,169)
Deferred facilities rent and other	(576)	(792)
Other accrued liabilities	(514)	16
Net cash used in operating activities	(1,885)	(3,315)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(169)	(20)
Proceeds from sale of equipment, property and leasehold improvements	7	0
Net cash used in investing activities	(162)	(20)
Cash flows - financing activities:
Payments on capital lease	(64)	(58)
Proceeds from issuance of term debt	2,000	0
Payments for debt issuance cost	(204)	0
Payments on long term debt	(159)	0
Net cash provided by (used in) financing activities	1,573	(58)
Effects of exchange rate changes on cash and cash equivalents	166	(43)
Net decrease in cash and cash equivalents	(308)	(3,436)
Cash and cash equivalents at the beginning of the period	5,080	8,540
Cash and cash equivalents at the end of the period	$4,772	$5,104

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$166	$0
Non-cash loan payable	$166	$0

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended on June 29, 2018 and encompassed 13 weeks, and our third quarter of the prior fiscal year ended on June 30, 2017 and also encompassed 13 weeks.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, that are only of a normal recurring nature, considered necessary to present fairly our financial position as of June 29, 2018, and our results of operations for the three and nine months ended June 29, 2018 and June 30, 2017, and our cash flows for the nine months ended June 29, 2018 and June 30, 2017.

Company Going Concern. The financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s future liquidity needs, history of net annual losses, and negative cash flows from operations, there was substantial doubt about the Company’s ability to continue as a going concern as more fully described in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the third quarter of fiscal year 2018, we entered into a Line of Credit Agreement, dated June 29, 2018 (the “Credit Agreement”), with The Kevin Ross Gruneich Legacy Trust (the “Trust”) that provides the Company with access to borrow up to $5.0 million to support its capital and liquidity needs. On June 29, 2018, the Company immediately borrowed $2.0 million under the Credit Agreement. The terms of the Credit Agreement also contain a subjective acceleration clause that can be triggered if the lender determines that we have Events of Default that would reasonably be expected to have a Material Adverse Effect, as defined in the Credit Agreement, and continuance thereof for ten (10) calendar days, which in turn would permit the lender to accelerate repayment of outstanding obligations. We continue to take steps to stabilize revenues and decrease our expenses on a year over year basis for fiscal year 2018 and beyond. See Note 13 of these unaudited interim Condensed Consolidated Financial Statements for more information about the Credit Agreement and the AC Financing Agreement.

As of the third quarter of fiscal year 2018, which ended June 29, 2018, we reported an accumulated deficit of $19.8 million, compared to $17.4 million at the end of fiscal year 2017. While we have reported negative cash flow from operations for the nine months ended June 29, 2018, and for the previous five fiscal years as our revenues have declined each year during this period, the negative cash flow has been declining. For the nine months ended June 29, 2018, we used $1.9 million of cash for operating activities compared to $3.3 million of cash for the nine months ended June 30, 2017. At June 29, 2018, our capital resources consisted of cash and cash equivalents of $4.8 million, compared to $5.1 million at September 29, 2017.

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

NOTE 2—STOCK-BASED COMPENSATION

Stock-based compensation expense related to grants of employee stock options was less than $0.1 million for both the three and nine months ended June 29, 2018 and June 30, 2017 and was charged in a manner consistent with the related employee salary costs.

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

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The following table presents the activity for the asset retirement obligations (“ARO”) liabilities, which are primarily related to the restoration of classroom facilities in our Learning Tree Education Centers:

	Nine Months Ended June 29, 2018	Twelve Months Ended September 29, 2017

ARO balance, beginning of period	$1,143	$1,369
Accretion expense	40	66
Settlement of ARO liability	(254)	(310)
Foreign currency translation	(13)	18
ARO balance, end of period	$916	$1,143

NOTE 4—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, however, when there is a year-to-date loss, potential common shares are not included in the computation of diluted loss per share, because to do so would be antidilutive. Approximately 775,000 stock options were excluded from the computations of diluted earnings per share for the three and nine months ended June 29, 2018, respectively, and 650,000 stock options for the three and nine months ended June 30, 2017, respectively, because their effect would have been anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator:
Net loss	$(294)	$(877)	$(2,359)	$(3,605)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,224	13,224	13,224
Effect of dilutive securities	0	0	0	0
Diluted	13,224	13,224	13,224	13,224

Loss per common share - basic and diluted:
Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.18)	$(0.27)

NOTE 5—INCOME TAXES

Our income tax provision in our third quarter of fiscal year 2018 was less than $0.1 million, the same as during our third quarter of fiscal year 2017. Our third quarter of fiscal year 2018 income tax provision is composed primarily of income tax expense for our foreign subsidiaries, state income tax expense, and the true up of estimates to actual returns filed. For the nine-month period ended June 29, 2018, we recorded an income tax expense of less than $0.1 million compared to an income tax provision of $0.3 million for the nine-month period ended June 30, 2017. Our year to date 2018 income tax provision is composed primarily of income tax expense for our foreign subsidiaries, state income tax expense and true-up of estimates to actual returns filed, and the release of valuation allowance in relation to the refundable minimum tax credit carryforward resulting from the tax law changes in the Tax Cuts and Jobs Act of 2017 (see discussion below), while our year to date 2017 income tax provision was composed primarily of income tax expense for our foreign subsidiaries and state income tax expense. The Company established a valuation allowance against deferred tax assets in the U.S. in the first quarter of fiscal year 2012 and has continued to maintain a full valuation allowance in the U.S. through the third quarter of fiscal year 2018, except for the portion of the valuation allowance attributable to the minimum tax credit carryforward.

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

Under ASC 740, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. In accordance with Staff Accounting Bulletin (SAB) No. 118, we have used the best possible data available to reasonably estimate the effect on the current and deferred income taxes resulting from the changes in the tax law and have accounted for such in our income tax provision for the first quarter of fiscal year 2018. We will continue to evaluate the effect of the tax law changes in the subsequent periods until the final determination of the tax liability is complete.

 Accordingly, the Company has released the valuation allowance on the minimum tax credit carryforward as it can now be refunded as a result of the 2017 Act. In addition, the Company also estimated the undistributed earnings and profits of its foreign subsidiaries and included a one-time section 965(a) repatriation toll charge in computing federal taxable income. Since the Company is in a net operating loss position, there was no adverse regular federal tax impact as a result of the one-time toll charge inclusion. Further, the Company is not expected to be in AMT position as a result of the one-time toll charge inclusion, given the sufficient AMT operating loss carryforwards and foreign tax credit that can be used to offset any such tax due.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 7—SEGMENT REPORTING

Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related workforce development services to multinational companies and government entities. The training and workforce development services we offer are presented in a similar manner in every country in which we operate. Our instructors present our courses in virtually identical fashion worldwide, regardless of whether presented in leased classroom space or external facilities, the content of the class being taught or the location or method of distribution. No one commercial customer or government agency accounted for 10% or more of our revenues in the three and nine-month periods ended June 29, 2018 and June 30, 2017.

We conduct and manage our business globally and have reportable segments that operate in five countries: the United States, Canada, the United Kingdom, Sweden and Japan.

Summarized financial information by country for the three months and nine months ended June 29, 2018 and June 30, 2017 are as follows:

	Three months ended		Nine months ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Revenues:
United States	$10,123	$10,849	$27,057	$30,995
Canada	1,309	1,012	5,156	5,159
North America	11,432	11,861	32,213	36,154

United Kingdom	3,510	3,201	11,072	10,864
Sweden	647	732	2,047	2,390
Japan	614	610	1,662	1,619
Total	$16,203	$16,404	$46,994	$51,027

Gross profit:
United States	$4,086	$5,032	$11,180	$13,594
Canada	550	357	2,488	2,202
North America	4,636	5,389	13,668	15,796

United Kingdom	1,134	629	4,016	3,028
Sweden	348	389	1,100	1,279
Japan	428	425	1,148	1,134
Total	$6,546	$6,832	$19,932	$21,237

	June 29,	September 29
	2018	2017
Total assets:
United States	14,464	13,239
Canada	1,524	2,349
North America	15,988	15,588

United Kingdom	6,410	6,944
Sweden	1,262	2,169
Japan	1,260	1,562
Total	$24,920	$26,263

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

Non-Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our ARO liabilities at fair value on a nonrecurring basis when we believe there has been an indication the fair value has changed. The Company periodically re-assesses its obligations and has concluded that no adjustment is necessary to adjust the values of those liabilities during the three and nine-month periods ended June 29, 2018 and June 30, 2017.

NOTE 9—DEFERRED FACILITIES RENT AND OTHER

Deferred Facilities Rent and Other

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Loan Payable

	June 29,	September 29
	2018	2017
Reston lease liability	$938	$895
Deferred rent and other	434	412
Current portion of loan payable	220	167
Capital lease obligations	92	86
	$1,684	$1,560

Deferred Facilities Rent and Other

	June 29,	September 29
	2018	2017
Deferred rent and other	$3,158	$3,434
Reston lease liability	1,204	1,687
Capital lease obligations	224	294
	$4,586	$5,415

 NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes most existing revenue recognition models that require revenue guidance under U.S. GAAP. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve its core principle and, in doing so, more judgment and estimates are required within the revenue recognition process than required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for us on September 29, 2018. We have determined to implement this updated standard using the modified retrospective transition approach, and we are in the process of evaluating the impact that the updated standard will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Accordingly, the standard is effective for us on September 28, 2019. Early adoption is permitted. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard will be effective for us on September 29, 2018 using a retrospective approach and will result in restricted cash being included with cash and cash equivalents to reflect total cash on our statement of cash flows. We believe that this standard will not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

NOTE 11—RELATED PARTY TRANSACTIONS

On January 17, 2018, Dr. David C. Collins and Mrs. Mary C. Collins first announced, through filing a Schedule 13D Amendment, their determination to reduce their ownership in the Company’s common stock by selling or otherwise disposing of some or all of their shares in the Company and to engage Kerlin Capital Group to assist in a review of their investment in the Company. Subsequently, on June 29, 2018, a Securities Purchase Agreement (the “Purchase Agreement”) was entered into among The David C. Collins 1997 Trust, The Mary C. Collins 1997 Trust, DCMA Holdings, L.P., The Adventures in Learning Foundation, The Collins Family Foundation, The Collins Family Trust, The Collins Charitable Remainder Unitrust No. 97-1, Dr. David C. Collins and Mary C. Collins (collectively, the “Collins Parties” which collectively represented the owners of a majority of the outstanding shares of common stock of the Company), the Trust, as the buyer, and the Company for specified sections contained therein. The Purchase Agreement provided for the Trust to purchase  the Collins Parties beneficial ownership of 7,495,332 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), for a purchase price paid by the Trust of $7,495,332 or $1.00 per share (“Sale Transaction”). The Company was made party to the Purchase Agreement for the limited purposes specified in the Purchase Agreement that included providing certain disclosures to and post-transaction director nomination rights for the Trust, as the new majority stockholder of the Company. The Company received no proceeds from the Sale Transaction.

In consideration of the Company’s time, expense and effort in connection with the Collins sale process, including the Company’s limited participation in the Purchase Agreement and for fees and expenses in connection with the Purchase Agreement and the Credit Agreement, Dr. and Mrs. Collins entered into an agreement, dated May 10, 2018, as amended on June 29, 2018 (the “Reimbursement Agreement”), with the Company providing for reimbursement of the Company’s transaction expenses of $402,186. The transaction expenses were paid to the Company at the close of the Sale Transaction.

As more fully described in Note 13, the Company entered into a $5.0 million Credit Agreement with the Trust which is also now the owner of a majority of our outstanding shares of stock. The Company’s new Chairman of the Board, Kevin Gruneich, is affiliated with the Trust.

NOTE 12—RESTRUCTURING ACTIVITY

In September 2016, we determined that 81% of our Reston Town Center facility in Reston, Virginia (RTC) was no longer needed to conduct our business and, accordingly, we renewed efforts to sublease the surplus space at this facility. As a result, we recorded a restructuring charge of $1.9 million for the estimated liability associated with future rentals of the surplus space due under the property lease as of the cease use date. The fair value of this liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk-free rate. ASC 420, “Exit or Disposal Cost Obligation,” requires this liability to be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date. In March 2017, we re-evaluated the estimated cash flows from the estimated sublease rentals and operating expenses. As a result, we recorded an additional $0.4 million restructuring charge in our second quarter of fiscal year 2017. In the first quarter of fiscal year 2018, we adjusted the estimated cash flows due to an increase in real estate taxes and recorded an additional $0.1 million restructuring charge. As of June 29, 2018, we have subleased 40% of the surplus space.

On December 21, 2017, the Lease Amending Agreement Surrender Agreement (“Surrender Agreement”) entered into by Learning Tree International Inc. (“Learning Tree Canada”), the Canadian subsidiary of Learning Tree, and T.E.C. Leaseholds Limited became effective, which provided for the amendment and early termination of Learning Tree Canada’s lease agreement, dated March 6, 2000, as amended (“Lease Agreement”) for its Education Center located in Toronto, Ontario. The Surrender Agreement provided for the early termination of the Lease Agreement, which occurred on March 31, 2018. As a result, we recorded a $0.2 million restructuring charge for surrender fees and commissions related to the surrender of the lease in the first quarter of fiscal year 2018.

There were no restructuring charges recorded in our third quarter of fiscal year 2018. Restructuring liability is recorded as part of deferred facilities rent and other in the consolidated balance sheets. The presentation below sets forth in more detail what comprises the amount of deferred facilities rent and other at each of June 29, 2018 and September 29, 2017.

	June 29,	September 29,
	2018	2017

Balance at beginning of period	$2,582	$3,160

Additions:
RTC cease-use charge	104	386
Toronto surrender agreement	160	0
Accretion expense	146	175
	410	561

Reductions:
Payment on Toronto surrender agreement	(160)	0
Rent payments net of deferred rent	(690)	(1,139)
	(850)	(1,139)

Balance at end of period	$2,142	$2,582

	June 29,	September 29,
	2018	2017
Current	$938	$895
Long Term	1,204	1,687
	$2,142	$2,582

NOTE 13—DEBT

The Trust Line of Credit Agreement

On June 29, 2018, the Company and the Trust entered into the Credit Agreement. Pursuant to the terms of the Credit Agreement, the Company has access to borrow up to $5.0 million of funds (“Commitment Amount”) from the Trust. The maturity date (the “Maturity Date”) of the Credit Agreement occurs as of the earlier of: (i) 10 years from the date of the closing of the Credit Agreement; or (ii) the date the Trust accelerates the Company’s obligations under the Credit Agreement because of the occurrence of an event of default (as defined in the Credit Agreement).  The interest rate on amounts borrowed by the Company are at a fixed rate of 5% per annum with interest only payments due by the Company on a quarterly basis. The obligations of the Company under the Credit Agreement shall be unsecured obligations that will rank pari passu with all other unsecured obligations of the Company.

The principal amount of sums that are borrowed by the Company under the Credit Agreement may be converted by the Trust into shares of Common Stock (“Conversion Shares”) at any time prior to the Maturity Date at a conversion price of $1.00 per share of Common Stock (“Conversion Price”). The Conversion Price is subject to downward adjustment in the event that future issuances of Common Stock by the Company are below $1.00 per share, subject to certain exceptions for stock options, restricted stock or other securities granted under Company incentive plans, non-qualified stock options granted by the Board and securities sold in public offerings by the Company. In the event the full Commitment Amount has been advanced to the Company and subsequently converted by the Trust, then the Credit Agreement will terminate upon all the then accrued and unpaid interest having been paid to the Trust by the Company.

Immediately after the execution of the Credit Agreement, the Company borrowed an initial advance under the Credit Agreement in the amount of $2.0 million, which principal amount may be converted into Conversion Shares at any time by the Trust. Additional advances under the Credit Agreement may be drawn by the Company in increments of $250,000 and up to $1.0 million in a quarterly period, provided that the Company satisfies the pre-conditions to funding an advance, which conditions include (i) satisfying the financial covenant that requires the Company’s EBITDA (as defined in the Credit Agreement) to not be below the target EBITDA, which is negative $1.0 million, (ii) the Company’s representations and warranties in the Credit Agreement being true and correct in all material respects, (iii) no event having occurred that would be an Event of Default (as defined in the Credit Agreement), and (iv) being in compliance with the other terms of the Credit Agreement at such time.

During the term of the Credit Agreement, the Company agreed to comply with certain covenants that relate to its financial performance and the conduct of the Company’s and its subsidiaries’ businesses. The covenant relating to the Company’s financial performance requires the Company to have EBITDA (as defined in the Credit Agreement) that is not less than negative $1.0 million as of the last day of each fiscal quarter and as of the date of each advance of funds under the Credit Agreement. The Company and its subsidiaries are subject to certain covenants that provide restrictions on: (x) certain indebtedness or liens that the Company or its subsidiaries may incur; (y) certain transactions that the Company or its subsidiaries may enter into or (z) amendments or modifications to the Company’s or its subsidiaries’ organizational documents that are adverse to the Trust.

The terms of the Credit Agreement provide for acceleration of the principal and accrued interest in an Event of Default, as defined in the Credit Agreement, which includes events such as (i) failure to timely pay the quarterly interest due; (ii) failure to timely pay a material liability where such default would reasonably be expected to have a material adverse effect on the Company; (iii) any acceleration of the Action Capital Line of Credit or any other default on any other indebtedness by the Company in excess of $500,000; (iv) failure to perform material covenants set forth in the Credit Agreement; (v) breach of representations and warranties; or (vi) payment of a final judgment or order against the Company that is not covered by insurance in excess of $500,000. Such Events of Default as well as the referenced to Material Adverse Effect in the Events of Default (as defined in the Credit Agreement) are construed to be subjective acceleration clause that can be triggered if the lenders determine that we have experienced a material adverse change. If triggered by the lenders, this clause would create an Event of Default which in turn would permit the lenders to accelerate repayment of outstanding obligations. As of June 29, 2018, the Company has met the required EBITDA minimum as defined in the Credit Agreement.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in their entirety by reference to the Credit Agreement, which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Euston House Financing

In connection with a lease assignment agreement entered into on August 15, 2017 by Learning Tree International Limited, a company incorporated under the laws of the United Kingdom (“Learning Tree Limited”) and a subsidiary of the Company, Learning Tree Limited released two floors in the Euston House building in London, England, but continued to occupy and lease the ground and the basement floors. To continue to offer training courses at the Euston House location, Learning Tree Limited renovated the ground and basement floors in the Euston House to provide sufficient classrooms and support facilities (“Euston House Renovation”). The Euston House Renovation cost approximately £0.5 million ($0.7 million), which amount was financed by Learning Tree Limited by entering into a series of five, substantially identical lease financing agreements with third party lenders (“Euston Financing Agreement(s)”). The financing provided by each Euston Financing Agreement is in each case for a minimum of 36 months (the “Minimum Period”) with annual interest rates of approximately 7.5%. Under the terms of each Euston Financing Agreement, the Minimum Period may be extended beyond the initial 36-month period at the monthly payment rate applicable to such agreement, unless written notice of cancellation is provided by Learning Tree Limited one month prior to the end of the Minimum Period. In addition, each Euston Financing Agreement may be terminated prior to the end of the Minimum Period by providing at least one month’s prior written notice or if there occurs a default of a Euston Financing Agreement. In the event of an early termination or a default of a Euston Financing Agreement, a termination payment will be payable to the lender under the terms of a Euston Financing Agreement.  A default and termination under the terms of each Euston Financing Agreement may occur if the applicable lender provides written notice to Learning Tree Limited of such matters as: (i) a failure to timely make a monthly payment or payment of any other sum due under the Financing Agreement; (ii) an untrue statement, representation, warranty or false statement has been provided to the lender; (iii) failure to comply with the terms of the Euston Financing Agreements; (iv) equipment or materials are taken to settle a debt or judgment or another event happens that prejudices the lenders interest in the equipment and materials financed; (v) a bankruptcy petition or administration order is presented against Learning Tree Limited or other insolvency proceedings or liquidation occurs; or (vi) a change in voting control of Learning Tree Limited or any holding party occurs.

Under the terms of the Euston Financing Agreements, the equipment and other materials for the Euston House Renovation were purchased from suppliers with financing received by Learning Tree Limited from the lenders with such lenders retaining ownership of the purchased equipment and materials financed. Learning Tree Limited provides each lender with indemnification in each Euston Financing Agreement from and against losses, damage, claims and demands that a lender may incur that arises out of the possession or use of the equipment and materials financed or such Euston Financing Agreement, except where such losses arise from death or personal injury caused by the lender’s negligence. The Euston Financing Agreement liabilities are recorded as current and non-current loan payable in the consolidated balance sheets.

	June 29,	September 29,
	2018	2017

Balance at beginning of period	$532	$0

Additions:
Euston House financing agreements	166	536
Convertible debt	2,000	0
Unamortized debt issuance cost	(204)	0
	1,962	536

Payments:
Euston House financing agreements	(159)	(4)
	(159)	(4)

Foreign currency translation	(8)	0

Balance at end of period	$2,327	$532

	June 29,	September 29,
	2018	2017
Current	$220	$167
Long Term	2,107	365
	$2,327	$532

Action Capital Financing Agreement

On January 12, 2017, the Company entered into the AC Financing Agreement with Action Capital that provides the Company with access to borrow up to a maximum aggregate principal amount of $3.0 million (the “Maximum Amount”). Pursuant to the AC Financing Agreement, the amount advanced to the Company is based on an advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company’s U.S. subsidiary as approved by Action Capital and assigned to it as collateral (the “Acceptable Accounts”). The AC Financing Agreement is in full force and effect until such time as either party terminates the AC Financing Agreement by providing written notice. Following termination, the Company will remain liable for all outstanding indebtedness owed to Action Capital under the AC Financing Agreement.

Under the AC Financing Agreement, the Company is required to pay Action Capital: (i) interest on the outstanding advances at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 1.75%; (ii) a monthly fee equal to 0.70% of the outstanding advances as of the last day of the month; and (iii) a fee of 0.25% of the Maximum Amount, which was payable to Action Capital on the date the AC Financing Agreement is signed and every 90 days thereafter until the AC Financing Agreement is terminated and all amounts advanced and other obligations to Action Capital have been fully paid and satisfied. The Company’s obligations under the AC Financing Agreement are secured by Acceptable Accounts, accounts receivable due from U.S. based account debtors and any contract rights, chattel paper, documents, instruments, general intangibles (excluding general intangibles consisting of intellectual property or intellectual property rights), reserves, reserve accounts, deposit and demand accounts, rebates, and books and records pertaining to any Acceptable Accounts that are assigned to Action Capital and all proceeds of the foregoing property.  As of June 29, 2018, the Company has not drawn from the AC Financing Agreement.

NOTE 14—SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of June 29, 2018 through the date these condensed consolidated financial statements were filed with the SEC and have determined that there are no other events that require disclosure.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following: our ability to continue as a going concern; our ability to obtain additional liquidity in amounts and on terms acceptable to the Company; our ability to reverse our trend of declining year over year revenues and negative cash flows from operations, and to maintain sufficient liquidity; our ability to successfully implement our new strategies including achieving our cost reduction goals; our ability to identify and execute upon strategic options for the Company; risks associated with the timely development, introduction, and customer acceptance of our courses and other products; efficient delivery and scheduling of our courses; technology development and new technology introduction; competition; international operations, including currency fluctuations; attracting and retaining qualified personnel; intellectual property, including having to defend potential infringement claims; implementation of partnerships with third party providers of courses and/or course material; risks associated with maintaining cyber security; risks associated with a majority of our common stock being beneficially owned by the Trust; our majority stockholder having significant influence over the composition of our Board of Directors (“Board”); our majority stockholders being the largest unsecured creditor of the Company; the conversion of the amounts borrowed by the Company under the Credit Agreement potentially resulting in substantial dilution; risks associated with the Credit Agreement; changing economic and market conditions; and adverse weather conditions, strikes, acts of war or terrorism and other external events. Please refer to the risk factors under “Item 1A. Risk Factors” and elsewhere in our 2017 Form 10-K and this Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”).

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

We offer a broad library of intensive instructor-led and on-demand courses from one to five days in length, which at June 29, 2018 comprised 314 different course titles including 175 multi-day IT course titles, 88 multi-day management course titles, and 51 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, computer and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development. In addition, we now partner with other organizations to enhance and broaden the breadth of training we can offer to IT organizations, with the objective of providing an even broader course offering to enable us to more effectively meet an organization’s complete workforce needs. In terms of vendor partners, we reached an agreement in 2017 with Microsoft to become a Microsoft approved training partner, whereby we are offering Microsoft approved courses. As a result, we have been able to eliminate duplicate Microsoft course content. This commercial relationship with Microsoft also allows us to accept Microsoft training vouchers, which expands the potential customers we may serve. In March 2018, Learning Tree reached Microsoft Gold partner status in the data platform competency area. This designation is awarded by Microsoft to partners who achieve the highest level of performance as a partner both in terms of training volume and technical expertise. We also offer our customers the ability to take course titles that we do not have in our course library from approved “Partner” providers. Through these “Partner” providers, we now offer courses in a number of different vendor technologies and products, to include Cisco, Adobe, IBM, Red Hat, VMware, Hewlett Packard, and Amazon Web Services.

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

We market and present our courses and solutions through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan. In August 2017, the Company terminated its License Agreement, dated March 3, 2015, with Educinvest SPRL which provided for the license of Learning Tree courses to Educinvest in France. The French market is now being served by our UK operation.  In fiscal year 2017, we generated approximately 37% of our revenues outside of the United States, and, for the nine months ended June 29, 2018 we generated approximately 42% of our revenues outside the United States. We coordinate, plan and deliver our courses at our own Education Centers, hotels, conference centers, other specially equipped facilities, and customer sites worldwide. We also offer courses through our proprietary live on-line learning platform, Learning Tree AnyWare™, which enables individuals located anywhere in the world to use their Internet browser to participate online in instructor-led classes being conducted live in our Education Centers, at customer locations, or at specially equipped facilities without the need to travel or commute to the actual course site.

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

●

Provide a comprehensive suite of training courses to meet the needs of IT organizations. Learning Tree develops and maintains its own proprietary course content for its training courses worldwide. In addition to our own proprietary courses, we strategically broadened our course offerings by adding titles from certification organizations, hardware and software vendors, and from other training vendors. As an example, we are partnering with (ISC)[2], an organization offering cyber security professional certifications, to offer their courses for preparation of the exams to become a Certified Information Systems Security Professional (CISSP) and a Certified Cloud Security Professional (CCSP). In regard to vendor partners, we have entered an agreement to offer official Microsoft courseware that will be taught by our instructors at our Education Centers. While causing us to retire some of our proprietary Microsoft courses, we are adding more than 70 Microsoft course titles, which will significantly broaden our Microsoft curriculum. In addition, the agreement also provides us with the ability to offer Microsoft on-demand courseware that can be taken any time. We are also now offering courses provided by other training providers for a wide range of courses, including training on Cisco, Adobe, IBM, Red Hat, VMware, Hewlett Packard, and Amazon Web Services products. By providing a comprehensive suite of training courses to IT organizations, we are able to more effectively partner in providing the full complement of courses needed by our customers.

We are experiencing growth in our business of supporting enterprise customers by providing them with Workforce Optimization Solutions and customized training products to meet their needs. However, we continue to experience a decline in attendance at our public courses that are taught at our Education Centers. To address this decline, the Company has been working to leverage resellers and other partner models to increase our sales reach, shortening the duration of some of our courses, offering blended learning “bundles” that augment our public courses with related on-demand courses, and partnering with certification organizations and other training providers to broaden and deepen the training products we offer. Our overall objective continues to be the reversal of the year-over-year declines in revenue we have experienced by stabilizing revenue from training offered to our clients at our Education Centers while growing revenue from enterprise clients through Workforce Optimization Solutions and other customized training products.

Comprehensive Cost Reduction Program

In addition to strategies to stabilize and grow our revenue in fiscal year 2018 and improve liquidity, we continued to reduce our operating expenses through an ongoing cost reduction program that was initiated in fiscal year 2016 (the “Cost Reduction Program”). As a result of this program, we reduced operating expenses by approximately $12.3 million in fiscal year 2017 compared to operating expenses in fiscal year 2016. We continue to realize results from the Cost Reduction Program as cost of revenues for the first nine months of fiscal year 2018 decreased to 57.6% of revenues compared to 58.4% for the first nine months of fiscal year 2017, and operating expenses decreased $2.0 million for the nine month period when compared to the same nine month period in fiscal year 2017. We intend to continue our Cost Reduction Program and take additional appropriate steps to streamline our operations and reduce or eliminate excess costs.

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

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared assuming the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As a result, the financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

As discussed in more detail above and under “Liquidity and Capital Resources” in the Management’s Discussion and Analysis, the Company is continuing to execute its business strategies, its Comprehensive Cost Reduction Program and has entered into borrowing arrangements with The Kevin Ross Gruneich Legacy Trust (the “Trust”) and with Action Capital in order to improve our overall profitability, cash flow from operations and liquidity. The terms of the Credit Agreement also contain a subjective acceleration clause that can be triggered if the lender determines that we have Events of Default that would reasonably be expected to have a Material Adverse Effect, as defined in the Credit Agreement, and continuance thereof for ten (10) calendar days, which in turn would permit the lender to accelerate repayment of outstanding obligations. While the Company believes these efforts have improved our liquidity, and our ability to continue as a going concern, there is no assurance that we will be successful in executing upon some or all of these strategies at levels necessary to address the Company’s ongoing cash flow and liquidity needs.

RECENT DEVELOPMENTS

Securities Purchase Agreement and New Majority Stockholder

On January 17, 2018, Dr. David C. Collins and Mrs. Mary C. Collins first announced, through filing a Schedule 13D Amendment, their determination to reduce their ownership in the Company’s common stock by selling or otherwise disposing of some or all of their shares in the Company and to engage Kerlin Capital Group to assist in a review of their investment in the Company. Subsequently, on June 29, 2018, a Securities Purchase Agreement (the “Purchase Agreement”) was entered into among The David C. Collins 1997 Trust, The Mary C. Collins 1997 Trust, DCMA Holdings, L.P., The Adventures in Learning Foundation, The Collins Family Foundation, The Collins Family Trust, The Collins Charitable Remainder Unitrust No. 97-1, Dr. David C. Collins and Mary C. Collins (collectively, the “Collins Parties” which collectively represented the owners of a majority of the outstanding shares of common stock of the Company), the Trust, as the buyer, and the Company for specified sections contained therein. The Purchase Agreement provided for the Trust to purchase the Collins Parties beneficial ownership of 7,495,332 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), for a purchase price paid by the Trust of $7,495,332 or $1.00 per share (“Sale Transaction”). The Company was made party to the Purchase Agreement for the limited purposes specified in the Purchase Agreement that included providing certain disclosures to and post-transaction director nomination rights for the Trust, as the new majority stockholder of the Company. The Company received no proceeds from the Sale Transaction.

As part of the consummation of the Sale Transaction, Dr. Collins and Mrs. Collins each resigned as directors on the Board, as well as their other positions with the Company and its subsidiaries (“Collins Resignations”). At the request of the Collins Parties and the Trust, and in order to assist in facilitating the Sale Transaction between those parties, the Company provided the Trust with customary representations and warranties about the Company and its business. The Collins Parties and the Trust also each provided a release to the Company for any liability relating to the Company’s providing the representations and warranties in the Purchase Agreement. Additionally, the Collins Parties agreed to provide indemnification to the Company for specified pending or threatened claims, as well as for additional transaction expenses incurred by the Company in excess of the amount paid pursuant to the Reimbursement Agreement. Pursuant to the terms of the Purchase Agreement, the Collins Resignations and the Trust becoming the majority stockholder of the Company, the Company agreed to provide the Trust with director nomination rights, which were to: (i) appoint the Trust’s director nominee, Kevin Gruneich, as a Class III director, effective immediately following the consummation of the Sale Transaction and for Mr. Gruneich to be appointed Chairman of the Board and (ii) to nominate up to three additional directors to serve on the Board by January 31, 2019 provided that: (x) such director nominee(s) satisfies the reasonable qualifications required by written policies of the Company’s Nominating and Corporate Governance Committee of the Company; and (y) as a result of such appointment(s) the Company shall continue to be in compliance with applicable Securities and Exchange Commission  (“SEC”) rules, stock exchange and/or OTCQX Market requirements and Board committee charters regarding the composition of the Board and its committees. Effective July 20, 2018, Jamie Candee and Sarah Gardial were appointed by the Board to fill two director vacancies with Ms. Candee and Ms. Gardial serving as a Class I director and a Class III Director, respectively. Both Ms. Candee and Ms. Gardial will stand for election at the Company’s next annual meeting in 2019 and then after their election will serve with the other directors in their respective class for the remainder of that class’s term. Each of Ms. Candee and Ms. Gardial were director candidates proposed to the Board by the Trust pursuant to these director nomination rights under the Purchase Agreement and were reviewed applying these requirements.

As a result of the interests of Dr. Collins and Mrs. Collins potentially being different than those of the Company and its other stockholders, the Board established an independent committee (“Independent Committee”) comprised of its three independent non-employee directors to evaluate and negotiate, on behalf of the Board and the Company, the Purchase Agreement and the Credit Agreement and the transactions contemplated thereby. The Independent Committee received the support and advice of Focus Investment Banking, LLC, as financial advisor to the Independent Committee in connection with the Credit Agreement.

The Trust Line of Credit Agreement

On June 29, 2018, the Company also entered into the Credit Agreement. Pursuant to the terms of the Credit Agreement, the Company will have access to borrow up to $5.0 million of funds (“Commitment Amount”) from the Trust. The maturity date (the “Maturity Date”) of the Credit Agreement occurs as of the earlier of: (i) 10 years from the date of the closing of the Credit Agreement; or (ii) the date the Lender accelerates the Company’s obligations under the Credit Agreement because of the occurrence of an event of default (as defined in the Credit Agreement).  The interest rate on amounts borrowed will be at a fixed rate of 5% per annum with interest only payments due by the Company on a quarterly basis. The obligations of the Company under the Credit Agreement shall be unsecured obligations that will rank pari passu with all other unsecured obligations of the Company.

The principal amount of sums that are borrowed by the Company under the Credit Agreement, up to the Commitment Amount, may be converted by the Trust into shares of Common Stock (“Conversion Shares”) at any time prior to the Maturity Date at a conversion price of $1.00 per share of Common Stock (“Conversion Price”), which is subject to downward adjustment as further discussed in Note 13 – “Debt” in the notes to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Immediately after the execution of the Credit Agreement, the Company borrowed an initial advance under the Credit Agreement in the amount of $2.0 million, which principal amount may be converted into Conversion Shares at any time. Additional advances under the Credit Agreement may be drawn by the Company in increments of $250,000 and up to $1.0 million in a quarterly period, provided that the Company satisfies the pre-conditions to funding an advance which are further discussed in Note 13 – “Debt” in the notes to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

The foregoing description of the terms of the Purchase Agreement, the Credit Agreement, and the Reimbursement Agreement do not purport to be complete and are qualified in their entirety by reference to the Purchase Agreement, the Credit Agreement, and the Reimbursement Agreement, which are attached hereto as Exhibit 10.1, Exhibit 10.2, and Exhibit 10.3, respectively, and are incorporated herein by reference.

Other Strategic Options

The Company is continuing to evaluate potential additional strategic options available to the Company.  Learning Tree does not expect to comment further or update the market with any additional information on the strategic options it is evaluating, unless and until its Board of Directors deems disclosure appropriate or necessary.

KEY METRICS OF OUR THIRD QUARTER AND NINE MONTHS OF FISCAL YEAR 2018

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Accordingly, our third quarter of the current fiscal year ended on June 29, 2018, our third quarter of the prior fiscal year ended on June 30, 2017, and our fiscal year end for 2017 was September 29, 2017.

The following is an overview of our results of operations for the third quarter of fiscal year 2018, compared to the same quarter of fiscal year 2017:

•	Revenues decreased to $16.2 million from $16.4 million.

•	Gross profit percentage decreased to 40.4% of revenues from 41.6% of revenues.

•	Operating expenses declined by $0.4 million to $7.0 million from $7.4 million. Operating expenses were 42.9% of revenues compared to 44.9% of revenues.

•	Loss from operations was $0.4 million compared to a loss from operations of $0.5 million.

•	Net loss was $0.3 million compared to a net loss of $0.9 million.

In addition, the following are key balance sheet items at June 29, 2018 compared to September 29, 2017:

•	Cash and cash equivalents at June 29, 2018 decreased to $4.8 million compared to $5.1 million at September 29, 2017.

•	Net working capital (deficit) (current assets minus current liabilities) was $(11.2) million compared to $(10.4) million.

•	Total stockholders’ deficit increased to $(14.2) million compared to $(11.8) million.

The following is an overview of our results of operations for the nine months ended June 29, 2018, compared to the equivalent period of fiscal year 2017:

•	Revenues decreased to $47.0 million from $51.0 million.

•	Gross profit percentage increased to 42.4% of revenues from 41.6% of revenues.

•	Operating expenses declined by $2.0 million to $22.3 million from $24.3 million. Operating expenses were 47.6% of revenues compared to 47.7% of revenues.

•	Loss from operations was $2.4 million compared to a loss from operations of $3.1 million.

•	Net loss was $2.4 million compared to a net loss of $3.6 million.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated, expressed as percentages of our revenues:

	Three months ended		Nine months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.6%	58.4%	57.6%	58.4%
Gross profit	40.4%	41.6%	42.4%	41.6%
Operating expenses:
Course development	4.5%	4.0%	4.4%	4.3%
Sales and marketing	19.9%	19.5%	20.8%	20.1%
General and administrative	18.5%	21.4%	21.8%	22.6%
Restructure charge	0.0%	0.0%	0.6%	0.7%
	42.9%	44.9%	47.6%	47.7%
Loss from operations	-2.5%	-3.3%	-5.2%	-6.1%
Other income (expense):
Interest expense, net	-0.1%	-0.3%	-0.1%	-0.1%
Foreign exchange gain (loss)	1.4%	-1.3%	0.4%	-0.2%
Other, net	0.0%	0.0%	0.0%	0.0%
	1.3%	-1.6%	0.3%	-0.3%
Loss from operation before provision for income taxes	-1.2%	-4.9%	-4.9%	-6.4%
Provision for income taxes	0.6%	0.5%	0.1%	0.6%
Loss from operations	-1.8%	-5.4%	-5.0%	-7.0%

THREE AND NINE MONTHS ENDED JUNE 29, 2018 COMPARED WITH THE THREE AND NINE MONTHS ENDED JUNE 30, 2017

Revenues. Revenues from operations of $16.2 million in our third quarter of fiscal year 2018 were 1.2% lower than revenues of $16.4 million in the same quarter of fiscal year 2017. The decrease in revenues is primarily the result of a 0.4% decrease in the number of course participants compared to the number of participants in the third quarter of fiscal year 2017 and a 0.8% decrease in average revenue per participant. The decrease in the number of course participants during the third quarter of fiscal year 2018 was slightly mitigated from the Easter holiday occurring in the second quarter for fiscal year 2018 compared to occurring in the third quarter for fiscal year 2017. The week before and the week after Easter is historically a weaker period of course enrollments. The decrease in the average revenue per participant was caused primarily by continued pricing initiatives that are in place to attract new customers, which decrease was partially offset by changes in foreign exchange rates, primarily the United Kingdom, that positively impacted revenues by approximately 1.7% quarter over quarter. Revenues from customers who purchased courses under our U.S. Government General Service Administration (GSA) contract schedules totaled $4.3 million for the third quarter of fiscal year 2018, which was 1.6% higher than the third quarter of fiscal year 2017.

During our third quarter of fiscal year 2018, we trained 12,589 course participants, a 0.4% decrease from the 12,637 course participants we trained in our third quarter of fiscal year 2017.  During our third quarter of fiscal year 2018, we provided 38,734 attendee-days of training, compared to 38,631 attendee-days of training in the same quarter in fiscal year 2017.

Our revenues from operations of $47.0 million during our first nine months of fiscal year 2018 were 7.9% lower than revenues of $51.0 million in the same period of fiscal year 2017. The decrease in revenues primarily resulted from a 4.3% decrease in average revenue per participant and a 3.8% decrease in the number of course participants when compared to the first nine months of fiscal year 2017. The decrease in average revenue per participant was caused primarily by the continued lower average revenue from the continued use of pricing initiatives during the period to attract new and retain existing course attendees, and changes in foreign exchange rates. Revenues were positively impacted by approximately 2.5% period over period as a result of changes in foreign exchange rates. Revenues from customers who purchased courses under our U.S. Government GSA contract schedules totaled $9.8 million for the first nine months of fiscal year 2018 which was 14.5% lower than the first nine months of fiscal year 2017.

During our first nine months of fiscal year 2018, we trained 36,926 course participants, a 3.8% decrease from the 38,379 course participants we trained in our first nine months of fiscal year 2017. During our first nine months of fiscal year 2018, we provided 112,894 attendee-days of training, compared to 119,336 attendee-days in the same period in fiscal year 2017.

Cost of Revenues. Our cost of revenues primarily includes the costs of course instructors and their travel expenses, course materials, classroom facilities, equipment, freight and refreshments.

During our third quarter of fiscal year 2018, we presented 1,134 events, an 8.1% increase from 1,049 events during the same period in fiscal year 2017. Our cost of revenues for our third quarter of fiscal year 2018 was $9.7 million, or 59.6% of revenues, compared to $9.6 million, or 58.4% of revenues, in the same period in fiscal year 2017. Accordingly, our gross profit percentage for our third quarter of fiscal year 2018 was 40.4% compared to 41.6% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues in our third quarter of fiscal year 2018 primarily reflects the 0.8% decrease in average revenue per participant and a 1.3% increase in cost per participant. The increase in cost per participant is primarily the result of a 0.9% increase in the cost of revenues and the 0.4% decrease in the number of course participants. The 0.9% increase in the costs of revenues reflect the 8.1% increase in the number of events, more events including the use of third party content and certification exam fees all partially offset from the impact of our on-going Cost Reduction Program first implemented in fiscal year 2016. Changes in foreign exchange rates do not materially affect our gross profit percentage, since fluctuations in exchange rates affect our cost of revenues by approximately the same percentage as they affect our revenues.

During our first nine months of fiscal year 2018, we presented 3,329 events, a 1.8% increase from 3,271 events during the same period in fiscal year 2017. Our cost of revenues for our first nine months of fiscal year 2018 was $27.1 million, or 57.6% of revenues, compared to $29.8 million, or 58.4% of revenues, in the same period in fiscal year 2017. Accordingly, our gross profit percentage for our first nine months of fiscal year 2018 was 42.4% compared to 41.6% in the same period of the prior fiscal year.

The change in cost of revenues as a percentage of revenues during our first nine months of fiscal year 2018 primarily reflects a 5.6% decrease in the cost per participant partially offset by the 4.3% decrease in revenue per participant. The decrease in cost per participant is primarily the result of a 9.2% decrease in the cost of revenues and the 3.8% decrease in participants. The 9.2% decrease in the costs of revenues reflect the impact of our continuing Cost Reduction Program implemented in fiscal year 2016, as well as lower real estate costs due to renegotiated leases for smaller space at select education centers, closure of select AnyWare centers, and the positive impact on expenses from changes in foreign exchange rates.

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

During our third quarter of fiscal year 2018, course development expenses were 4.5% of revenues, compared to 4.0% in the third quarter of fiscal year 2017. Overall spending on course development in our third quarter of fiscal year 2018 was $0.7 million, the same as in our third quarter of fiscal year 2017.

Course development expense during our first nine months of fiscal year 2018 was $2.1 million, a decrease of $0.1 million compared to $2.2 million in the same period of fiscal year 2017.

In our third quarter of fiscal year 2018, we introduced four new IT course titles, eight new management course titles and one new one-day course title. We retired 12 IT course titles, two management course titles and 19 one-day course titles. At the end of our third quarter of fiscal year 2018, our library of instructor-led courses numbered 314 titles compared with 310 titles at the end of the same quarter of fiscal year 2017. At the end of our third quarter of fiscal year 2018, we had 175 multi-day IT titles in our course library, compared with 159 multi-day titles at the end of the same quarter of fiscal year 2017. Our library of multi-day management titles numbered 88 at the end of our third quarter of fiscal year 2018, compared to 71 at the end of the third quarter of fiscal year 2017. Our library of one-day courses numbered 51 at the end of our third quarter of fiscal year 2018, compared to 80 at the end of the same quarter of fiscal year 2017.

Sales and Marketing Expenses. Sales and marketing expenses include the costs of distributing marketing e-mails; maintaining and further developing our website; compensation and travel for sales and marketing personnel; and information systems to support these activities.

Sales and marketing expenses in our third quarter of fiscal year 2018 were 19.9% of revenues, compared to 19.5% in the same quarter of fiscal year 2017. Sales and marketing expenses were $3.2 million in our third quarter of fiscal year 2018, the same as during our third quarter of fiscal year 2017.

Sales and marketing expenses from operations during our first nine months of fiscal year 2018 were $9.8 million, a decrease of $0.5 million compared to $10.3 million in the same period of fiscal year 2017. The decrease is driven primarily by decreases in direct marketing costs and personnel expenses as part of our cost reduction program.

General and Administrative Expenses. General and administrative expenses in our third quarter of fiscal year 2018 were 18.5% of revenues, compared with 21.4% for the same quarter in fiscal year 2017. General and administrative expenses during our third quarter of fiscal year 2018 were $3.0 million, a decrease of $0.5 million, compared to $3.5 million in our third quarter of fiscal year 2017. The decrease generally reflects the results of the ongoing Cost Reduction Program and the reimbursement of transaction amounts previously expensed.

General and administrative expenses during our first nine months of fiscal year 2018 were $10.3 million, a decrease of $1.2 million compared to $11.5 million in the same period of fiscal year 2017, primarily the result of our ongoing Cost Reduction Program.

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

There were no restructuring charges recorded in our third quarter of fiscal year 2018.

Loss from Operations. Our loss from operations for our third quarter of fiscal year 2018 was $0.4 million, compared to a loss from operations of $0.5 million for our third quarter of fiscal year 2017.

For the first nine months of fiscal year 2018, our loss from operations was $2.4 million compared to a loss of $3.1 million in the first nine months of fiscal year 2017. The loss from operations for the first nine months of fiscal years 2018 and 2017 include the $0.3 million and $0.4 million restructuring charges, respectively.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency transaction gains and losses.

During our third quarter of fiscal year 2018, we had other income of $0.2 million compared to other expense of $0.3 million in the third quarter of fiscal year 2017, primarily from net foreign exchange gains for the third quarter of fiscal year 2018 compared to net foreign exchange losses for the third quarter of fiscal year 2017.

During our first nine months of fiscal year 2018, other income totaled $0.1 million compared to other expense of $0.2 million in our first nine months of fiscal year 2017.

Income Taxes. Our income tax provision in our third quarters of fiscal year 2018 and 2017 was $0.1 million. The provisions for these quarters are primarily related to state income taxes, the true up of estimates to actual returns filed, and the income tax expense of the Company's foreign subsidiaries.

Our income tax provision for our first nine months of fiscal year 2018 was less than $0.1 million, compared to a $0.3 million provision for our first nine months of fiscal year 2017, and are primarily related to state income taxes, the true up of estimates to actual returns filed, and the income tax expense of the Company's foreign subsidiaries, except in the first nine months of fiscal year 2018, when the Company released the valuation allowance attributable to the minimum tax credit carryforward, which is now refundable under the 2017 Act.

Net Loss. The net loss for our third quarter of fiscal year 2018 was $0.3 million, compared to a net loss of $0.9 million for our third quarter of fiscal year 2017.

Our net loss for our first nine months of fiscal year 2018 was $2.4 million compared to net loss of $3.6 million for our first nine months of fiscal year 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of the third quarter of fiscal year 2018, which ended June 29, 2018, we reported an accumulated deficit of $19.8 million, compared to $17.4 million at the end of fiscal year 2017. While we have reported negative cash flow from operations for the nine months ended June 29, 2018, and for the previous five fiscal years as our revenues have declined each year during this period, the negative cash flow has been significantly reduced. For the nine months ended June 29, 2018, we used $1.9 million of cash for operating activities compared to $3.3 million of cash for the nine months ended June 30, 2017. At June 29, 2018, our capital resources consisted of cash and cash equivalents of $4.8 million, compared to $5.1 million at September 29, 2017.

During the third quarter of fiscal year 2018 we entered into the Credit Agreement with the Trust and immediately borrowed $2.0 million, which amount is included in our cash and cash equivalents at June 29, 2018. We expect in the near term that we will continue to fund our operations with our cash and cash equivalents. To provide us with additional liquidity to fund our operations, at June 29, 2018; (i) we have access to up to $3.0 million of additional unsecured borrowing under the Credit Agreement upon satisfying the applicable requirements for further advances and (ii) under our existing AC Financing Agreement with Action Capital Corporation, we are permitted to borrow up to $3.0 million with eligible U.S. subsidiary accounts receivable as security for such borrowings. We potentially may have access to additional liquidity through repatriation of cash from our foreign subsidiaries, however, the ability to repatriate such cash will depend on local regulations of our foreign subsidiaries, including those that require maintaining certain levels of capital. Accordingly, there is no assurance that we will be able to repatriate cash from our foreign subsidiaries at the time we may want to do so.

Our registered independent public accounting firm’s report on our audited financial statements for the year ended September 29, 2017 that is included in our 2017 Form 10-K contained an explanatory paragraph related to the Company’s ability to continue as a going concern. Since the filing of our 2017 Form 10-K, we have continued to take steps to stabilize revenues and decrease our expenses on a year-over-year basis for fiscal year 2018 and beyond through our Cost Reduction Program. The borrowing capacity under our new Credit Agreement entered into on June 29, 2018 and under our existing AC Financing Agreement coupled with our ongoing cost reduction efforts has improved our future liquidity outlook. The terms of the Credit Agreement also contain a subjective acceleration clause that can be triggered if the lender determines that we have Events of Default that would reasonably be expected to have a Material Adverse Effect, as defined in the Credit Agreement, and continuance thereof for ten (10) calendar days, which in turn would permit the lender to accelerate repayment of outstanding obligations.

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

We accelerated our Cost Reduction Program and for fiscal year 2017 exceeded our goal of significantly reducing our fiscal year total costs compared to the Company’s total costs for fiscal year 2016. These reductions were initiated to right-size the Company’s operations, modernize its business operations to meet customer demand and preserve capital. We continue to realize results from the Cost Reduction Program as cost of revenues for the first nine months of fiscal year 2018 decreased to 57.6% of revenues compared to 58.4% for the first nine months of fiscal year 2017, and operating expenses decreased $2.0 million for the nine month period when compared to the same nine month period in fiscal year 2017.

The stabilization of revenues and reduction in costs are integral to our goal of achieving a minimum of a break-even operating income line and a positive cash flow from operations. We cannot provide assurances that our plans will not change, that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity.

At June 29, 2018, our net working capital deficit (current assets minus current liabilities) was $(11.2) million, a $0.8 million increase from the $(10.4) million working capital deficit balance at September 29, 2017. Current assets decreased $0.5 million during the period while current liabilities increased $0.3 million during the period.

Cash Flows. Our cash and cash equivalents were $4.8 million at June 29, 2018 compared to $5.1 million at September 29, 2017.

	Nine months ended
(in thousands)	June 29, 2018	June 30, 2017	Net Change
Cash used in operating activities	$(1,885)	$(3,315)	$1,430
Cash used in investing activities	(162)	(20)	(142)
Cash provided by (used in) financing activities	1,573	(58)	1,631
Effects of exchange rate changes on cash and cash equivalents	166	(43)	209
Net decrease in cash and cash equivalents	$(308)	$(3,436)	$3,128

Cash used in operating activities was $1.9 million for the first nine months of fiscal year 2018, compared to $3.3 million for the first nine months of fiscal year 2017, primarily due to net loss for the current nine month period of $2.4 million compared to a net loss of $3.6 million for the first nine months of fiscal year 2017 and the return of lease deposits related to our Education Center in London, UK. Cash used in investing activities of $0.2 million for the first nine months of fiscal year 2018 represents minimal capital spending for equipment and leasehold improvements. Cash provided by financing activities increased by $1.6 million in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017 as a result of borrowing $2.0 million under the Line of Credit Agreement less debt issuance costs and payments on the Euston Financing Agreements.

Capital Requirements. During the nine months ended June 29, 2018, we made capital expenditures of $0.2 million. We plan to purchase less than $0.3 million in equipment and other capital assets during the remainder of fiscal year 2018. On December 21, 2017, we negotiated the early termination of the lease for our education center in Toronto, Canada. The lease originally scheduled to end on October 31, 2020 ended on March 31, 2018. We paid an early termination fee of approximately $0.1 million. Our other contractual obligations as of June 29, 2018 are consistent in all material respects with our fiscal year-end disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Requirements” of our 2017 10-K.

We have a number of operating leases for our administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next nine years from June 29, 2018. In addition to requiring monthly or quarterly payments for rent, some of the leases contain asset retirement provisions whereby we are required to return the leased facility back to a specified condition at the expiration of the lease.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements. See Note 10 – “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

FUTURE OUTLOOK

This presentation sets forth select expected future results of the Company based on estimates, assumptions and information available to the Company as of the filing of this Form 10-Q. Since the financial and other information presented below are estimates of future results and performance, the actual results and outcomes may be different and such differences may be material.

Our clients are shortening the average time from initial enrollment in a course to their actual attendance. This shorter buying cycle has reduced our visibility for future enrollments and has made forecasting future financial results more difficult. We have taken this into consideration in developing our forward-looking outlook for our fourth quarter of fiscal year 2018.

Effect of Exchange Rates. Approximately 45% of our business annually is conducted in currencies other than U.S. dollars and fluctuations in exchange rates will affect future revenues and expenses when translated into U.S. dollars. If the exchange rates as of August 1, 2018 were constant for our fourth quarter of fiscal year 2018, then we would expect foreign exchange rates to negatively impact fourth quarter revenues by approximately 0.6% when compared to the fourth quarter of fiscal year 2017. We would also expect an offsetting effect from exchange rates on our overall expenses, though this effect is less pronounced because more of our expenses are denominated in U.S. dollars, including our corporate management and centralized IT, marketing and course development activities which are located here in the United States.

Fourth Quarter Revenues. We currently expect revenues for our fourth quarter of fiscal year 2018 of between $18.4 million and $19.4 million, compared to revenues of $19.6 million in our fourth quarter of fiscal year 2017.

Fourth Quarter Gross Profit. We expect a gross profit percentage in our fourth quarter of fiscal year 2018 of between 45.5% and 46.5% compared to 46.5% in our fourth quarter of fiscal year 2017.

Fourth Quarter Operating Expenses. We expect overall operating expenses for our fourth quarter of fiscal year 2018 to be between $7.2 million and $7.6 million, compared to $7.4 million in the same quarter a year earlier.

Fourth Quarter Income from Operations. We expect fourth quarter operating income between $0.8 million and income of $1.8 million compared with operating income of $1.8 million in our fourth quarter of fiscal year 2017.

Fourth Quarter Other Income (Expense), Net. We expect fourth quarter other expense to be less than $0.1 million compared to other expense of $0.2 million in the fourth quarter of fiscal year 2017.

Fourth Quarter Pre-Tax Income. Overall, we expect to report a pre-tax income for our fourth quarter of fiscal year 2018 of between $0.7 million and income of $1.8 million, compared with pre-tax income of $1.6 million in our fourth quarter of fiscal year 2017.

We are continuing to seek ways to drive operating efficiencies and lower our cost structure in the fourth quarter of fiscal year 2018 to preserve and improve our capital resources in the near term.

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

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

As of June 29, 2018, other than routine legal proceedings and claims incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.  RISK FACTORS.

In connection with the Sale Transaction, the Company has undertaken to update and add to the Company’s risk factors that were contained in the Company’s annual report on Form 10-K filed with the SEC on December 15, 2017. The updated and new risk factors are as follows:

Control by Certain Stockholders

A majority of our outstanding shares is beneficially owned by one stockholder, and therefore the stockholder could have significant influence over our policies and affairs and will be in a position to determine the outcome of corporate actions.

According to the Trust’s Schedule 13D filed with the SEC on July 2, 2018, as of June 29, 2018, the Trust beneficially owned 9,495,332 shares of Common Stock, representing approximately 62.4% of the Company’s issued and outstanding shares as of the date hereof, which includes 7,495,332 shares of Common Stock acquired from the Collins Parties in the Sale Transaction and 2,000,000 conversion Shares in connection to the Credit Agreement. The Company’s new Chairman of the Board, Kevin Gruneich, is affiliated with the Trust. Consequently, the Trust will have significant influence over our policies and affairs and may be in a position to determine the outcome of certain corporate actions and transactions requiring stockholder approval. These may include, for example, the election of directors; changes in ownership, board structure (including board composition), and/or management; the adoption of amendments to our corporate governing documents; proposals to voluntarily suspend or terminate its public reporting obligations under the Securities Exchange Act of 1934; and the approval of business combination transactions, including the sale of the Company, whether by merger or sale of our assets.

The Trust is required to further amend its Schedule 13D if its ownership in the Company’s common stock and intentions or plans with respect to such ownership through beneficial ownership reports change. Any such statements may adversely impact the marketability of our common stock.

Our majority stockholder has significant influence over the composition of our Board, which may result in a majority of the directors that serve on the Board being nominated by the majority stockholder.

Our majority stockholder, the Trust, has the ability to have significant influence over the composition of the directors serving on the Board. In connection with the Trust becoming the majority stockholder of the Company, our Chairman of the Board, Mr. Gruneich, was nominated by the Trust and pursuant to the terms of the Purchase Agreement the Trust also has the right to nominate up to three additional qualified members to the Board before January 31, 2019, subject to such nominees being qualified candidates and if two directors were to resign. To date, the Trust has utilized two of these director nomination rights with the nomination and subsequent appointment of Ms. Candee and Ms. Gardial to the Board.  In addition, even without these contractual rights in the Purchase Agreement, the Trust holds a majority of the outstanding shares of the Company and has the ability to determine the outcome of elections of directors who will serve on the Board.

A large number of shares are issuable upon conversion of the amounts borrowed pursuant to the Credit Agreement with our majority stockholder. The conversion of the amounts payable under the Credit Agreement could result in substantial dilution of your stockholdings and may result in a depressed market price for the common stock.

The Credit Agreement provides the Trust, as the lender, with the right to convert, at any time, up to the full amount of the then outstanding principal that is borrowed by the Company, up to the commitment amount of $5.0 million, into shares of common stock, which conversion price is initially $1.00 per share. On June 29, 2018, the Company received $2.0 million of advances under the terms of the Credit Agreement, which if converted in full as of the date hereof would result in 2,000,000 shares of common stock being issued to the Trust. If the Company were to borrow an additional $3.0 million under the Credit Agreement and the Trust converted the entire $3.0 million principal amount into Conversion Shares, then based on the Conversion Price as of the date hereof, the Trust would be entitled to convert such advances into an additional 3,000,000 shares of Common Stock. In addition, the conversion price is subject to downward adjustment in the event of future issuances of Common Stock by the Company that are below $1.00 per share, subject to certain exceptions for stock options, restricted stock or other securities granted under Company incentive plans, non-qualified stock options granted by the Board and securities sold in public offerings by the Company. Accordingly, if the Trust were to convert amounts borrowed under the Credit Agreement it may result in substantial dilution to other existing stockholders of the Company. The shares of Common Stock issuable upon conversion of the loan are restricted securities under the Securities Act. The potential issuance of additional shares of Common Stock upon the conversion by the Trust of amounts borrowed by the Company under the Credit Agreement could have an adverse effect on the market price for our common stock.

Our majority stockholder is also one of the Company’s largest unsecured creditors.

The lender to the Company under the Credit Agreement is the Trust, who is also the Company’s majority stockholder. As a result of entering into the Credit Agreement, the Trust has become one of the Company’s largest unsecured creditors. As an unsecured creditor the Trust has rights and interests as a lender to the Company, which are different than those rights and interests that the Trust and other Company stockholders have as equity holders in the Company.

Credit Agreement

Our Credit Agreement contains covenants, representations and warranties that the Company is required to comply with in order to receive future advances or avoid triggering an event of default.

The Credit Agreement includes covenants, representations and warranties that the Company must comply with during the term of the Credit Agreement, as well as at the time of an advance under the Credit Agreement. The terms of the Credit Agreement also contain a subjective acceleration clause that can be triggered if the lender determines that we have Events of Default that would reasonably be expected to have a Material Adverse Effect, as defined in the Credit Agreement, and continuance thereof for ten (10) calendar days, which in turn would permit the lender to accelerate repayment of outstanding obligations. In addition, there are circumstances where an event of default under the Credit Agreement would occur if there is a requirement that the Company pay a final judgment or order against the Company that is not covered by insurance above certain levels, which final judgment or order would not be in the control of the Company. If we are not able to make the representations and warranties under the Credit Agreement, then the Company would not be able to borrow additional funds at that time. If the Company is not in compliance with certain covenants or obligations under such agreement, then it may result in an inability to receive additional advances and/or constitute an event of default, in which case, it could result in amounts borrowed under the Credit Agreement becoming immediately due and payable. If the Company is not able to receive advances or if an event of default were to occur resulting in payment acceleration, then such events could have a material adverse effect on the financial condition, results of operations, liquidity, capital resources and the business of the Company. Further, there is no assurance that the Company will have the assets or cash flow that would be sufficient to fully repay borrowings under the Credit Agreement, either upon maturity or if accelerated upon an event of default or that we would be able to refinance or restructure the payments on those debt instruments.

The Credit Agreement is one of the significant sources of capital and liquidity currently available to the Company that the Company relies upon. As of June 29, 2018, the Company has the ability to borrow an additional $3.0 million. The Credit Agreement requires that the Company satisfy conditions to receiving additional advances under the Credit Agreement, including satisfying a financial covenant that requires the Company to maintain a required level of EBITDA, as well as representations, warranties and covenants. If the Company is not able to satisfy these covenants and borrow under the Credit Agreement, then the Company’s options for capital and/or liquidity at such time may be limited to its cash and cash equivalents or its existing line of credit with Action Capital, under which borrowing is at a higher cost and such resources may not be sufficient.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

None .

Item 6.	EXHIBITS.

Exhibit No.	Document Description	Incorporation by Reference

10.1

Securities Purchase Agreement dated as of June 29, 2018 by and among The David C. Collins 1997 Trust, The Mary C. Collins 1997 Trust, DCMA Holdings, L.P., The Adventures in Learning Foundation, The Collins Family Foundation, The Collins Family Trust, The Collins Charitable Remainder Unitrust No. 97-1, The Kevin Ross Gruneich Legacy Trust, and Learning Tree International, Inc., for a limited number of sections.

Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

10.2	Line of Credit Agreement, dated as of June 29, 2018, by and between Learning Tree International, Inc. and The Kevin Ross Gruneich Legacy Trust.	Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

10.3

Reimbursement Agreement, dated as of May 10, 2018, by and between Learning Tree International, Inc., Dr. David C. Collins and Mary C. Collins, as amended by the First Amendment to the Reimbursement Agreement, dated June 29, 2018.

Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

10.4**	Supplement to Employment Agreement, dated as of June 29, 2018, by and between Learning Tree International, Inc. and Richard Spires.	Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

10.5**	Supplement to Employment Agreement, dated as of June 29, 2018, by and between Learning Tree International, Inc. and Magnus Nylund.	Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

10.6**	Supplement to Employment Agreement, dated as of June 29, 2018, by and between Learning Tree International, Inc. and David Asai.	Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

31.1	Certification of Chief Executive Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer. Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document.	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition.	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.

________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2018

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ Richard A. Spires
Richard A. Spires
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Asai
David W. Asai
Chief Financial Officer
(Principal Financial and Accounting Officer)