Form 10-K
period 2018-09-28
LEARNING TREE INTERNATIONAL, INC.
filed 2018-12-21
CIK 1002037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the common stock, $.0001 par value, held by non-affiliates of the registrant, as of March 30, 2018 was $12,575,924. (Excludes 7,508,020 shares held by directors and officers of the registrant since such persons may be deemed to be affiliates.)

The number of shares of common stock, $.0001 par value, outstanding as of December 14, 2018, was 13,224,349.

DOCUMENTS INCORPORATED BY REFERENCE

None

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report” or “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report. Our forward-looking statements contained herein relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on our beliefs, assumptions made by us and information currently available to us and actual outcomes and results will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those related to the following:

•	ability to continue as a going concern;

•	ability to reverse our trend of declining year over year revenues and negative cash flows from operations and to maintain sufficient liquidity;

•	ability to obtain additional financing to support our operations, as needed, in amounts and on terms acceptable to the Company;

•	our plans to deregister the Company’s common stock and suspend the Company’s reporting obligations with the Securities and Exchange Commission;

•	ability to successfully implement our new strategies to achieve our cost reduction goals;

•	competition;

•	international operations, including currency fluctuations;

•	attracting and retaining qualified personnel;

•	intellectual property, including having to defend potential infringement claims;

•	implementation of partnerships with third party providers of courses and or course material;

•	efficient delivery and scheduling of our courses;

•	technology development, new technology introduction;

•	maintaining cybersecurity

•	the timely development, introduction, and customer acceptance of our courses and other products;

•	our majority stockholder having significant influence over the composition of our Board, as well as being the largest unsecured creditor of the Company;

•	potential conversion of the amounts borrowed by the Company under the credit agreement with our largest stockholder (the “Credit Agreement”), which would result in substantial dilution;

•	ability to comply with the terms and covenants of and repay amounts when due under the Credit Agreement;

•	changing economic and market conditions; and

•	adverse weather conditions, strikes, acts of war or terrorism and other external events.

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

SPECIAL NOTE REGARDING CLASSIFICATION AS A SMALLER REPORTING COMPANY

Our Form 10-K for our fiscal year ended September 28, 2018 has been prepared following the Securities and Exchange Commission (“SEC”) guidelines for a smaller reporting company as defined by 229.10 (Item 10) of Regulation S-K. The rules and guidelines for a smaller reporting company allow a company to reduce the amount of historical disclosure required.

PART I

Item 1.            BUSINESS.

As used in this Report (unless the context otherwise requires) “Learning Tree”, “we”, “our”, the “Company”, and “us” refer to Learning Tree International, Inc. and its subsidiaries.

Overview

Learning Tree International, Inc. is a leading worldwide provider to business and government organizations for the training and workforce development of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality, predominantly vendor independent training to more than 2.6 million IT professionals and managers. In fiscal year 2018, while presenting courses in 39 countries, we trained 50,534 course participants from approximately 4,400 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

We offer a broad library of intensive, instructor-led courses from one to five days in length, which at September 28, 2018 comprised 299 different course titles representing 5,835 hours of training, including 181 multi-day IT course titles, 82 multi-day management course titles, and 36 one-day course titles. Learning Tree courses provide education and training across a wide range of technical and management disciplines, including operating systems, databases, computer networks, cyber and network security, web development, programming languages, software engineering, open source applications, project management, business skills, leadership and professional development. We use a well-defined systematic approach to develop and update the Learning Tree course library to provide training that is immediately applicable by course participants to their work in a broad range of applications and industries. After assessing market need, courses may be translated into Swedish, Japanese, and other languages as needed. Our proprietary course development process enables us to efficiently and effectively customize our course content to specific customer requirements for delivery at customer sites.

We partner with other organizations to broaden the breadth of training that we offer to our customers, with the objective of enabling us to meet an organization’s complete workforce needs. In terms of vendor partners, we reached agreement with Microsoft to become a Microsoft approved training partner, and we now offer Microsoft approved courses. This also allows us to accept Microsoft training vouchers and eliminates the need for us to maintain duplicate course content which has allowed us to retire the majority of our self-developed Microsoft courses. We also offer our customers the ability to take courses we do not have in our course library from approved “Partner” providers. Through these “Partner” providers, we are able to offer courses in a number of different vendor technologies and products, including Cisco, Adobe, IBM, Red Hat, VMware, Hewlett Packard, and Amazon Web Services.

We are also working more closely with several certification and accreditation organizations to offer training programs for IT professionals seeking to earn such certifications. We are a continuing professional education (CPE) provider of the International Information Systems Security Certification Consortium. In addition, we are on the National Association of State Boards of Accountancy National Registry of CPE sponsors; a Registered Education Provider of the Project Management Institute; an APMG International Accredited Training Organization; an International Institute of Business Analysis (IIBA) Endorsed Education Provider; an AXELOS Global Best Practice Strategic Partner; a GCHQ Certified Cyber Security Training Provider; a British Computing Society (BCS) Accredited Training Organization; and a Skills Framework for the Information Age (SFIA) Foundation Accredited Training Partner.  We also maintain partnerships and offer courses with Computing Technology Industry Association (CompTIA), International Council of E-Commerce Consultants (EC-Council), International Consortium for Agile (ICAgile), Information Systems Control Association (ISACA), International Info System Security Certification Consortium (ISC2), International Software Testing Qualifications Board (ISTQB), Lean Kanban, Scrum Alliance, and The Open Group (TOGAF). In the United Kingdom, our courses can be used to gain a Master’s degree in Professional Computing at Staffordshire University under a program administered by the Faculty of Computing, Engineering and Technology.

We also offer courses through our proprietary, live on-line learning platform, Learning Tree AnyWare™, which enables individuals located anywhere in the world to use an Internet browser to connect with the classroom and participate online in instructor-led classes being conducted live in our Education Centers, at customer locations, or at other specially equipped facilities, without the need to travel or commute to the course site. Once logged in, AnyWare™ class participants see and hear their classroom-based instructor and classmates in real time. They can participate in discussions, ask questions, work in breakout sessions, and complete the hands-on exercises in the same way as their in-class counterparts under the guidance of an expert instructor. They gain the full benefit of our courseware and achieve the same level of knowledge and skill transfer as in-class participants. Through technology such as AnyWare™, we are effectively applying technology to leverage the strengths of our classroom offerings while also providing greater flexibility to our customers by offering more scheduled course dates from which to choose. We are continuing to investigate other technology-based training formats and how they may be effectively integrated into our training programs.

Based on existing studies, instructor-led training currently remains the best way to learn a subject area. Yet we recognize that self-directed e-Learning (meaning online courses without an instructor) continues to grow and gain market acceptance, given the convenience and lower costs of e-Learning in certain situations. Accordingly, Learning Tree believes that a blended learning approach, in which we harness the best of both instructor-led and e-learning is the most effective way to deliver our courses and for attendees to learn today. To that end, we have and will continue to work with our clients to develop customized e-Learning modules that are optimized to augment instructor-led classes. More recently, we have partnered with organizations to provide “bundled” training solutions that bring together a mix of instructor-led training, on-demand training, and other learning services, to include additional stand-alone exercises, mentoring and coaching, and certification-based practice exams as a means to support an individual in meeting his or her learning objectives.

The needs of organizations for training and professional development are evolving, and particularly so in the IT technical, analyst, and management disciplines. Organizations, whether commercial companies or government agencies, are looking to ensure the investment in their IT workforce directly supports improved outcomes, including more successful project delivery, improved delivery processes and product quality, and ultimately improved business or mission outcomes. Further, from an individual learner’s perspective, the rise of e-learning solutions has provided significant new options for self-directed learning. As such, Learning Tree’s primary focus is evolving from being an IT training company for its customers’ employees to becoming a company that partners with the IT organizations of its customers to meet the full range of an organization’s training needs for its workforce. As such, in addition to our goal of maintaining our position as the premier provider of instructor led IT training and professional development, our business strategy has evolved.

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

We market and present our training courses and Workforce Optimization Solutions through locally staffed operations in the United States, the United Kingdom, Canada, Sweden and Japan. In fiscal year 2018, we generated approximately 40% of our revenues outside of the United States. We coordinate, plan and deliver our courses at our own Education Centers, hotels, conference centers, other specially equipped facilities, and customer sites worldwide.

Business Approach. We are experiencing growth in our business of supporting enterprise customers by providing them with Workforce Optimization Solutions and customized training products to meet their needs. However, we continue to experience a decline in course attendance at our public courses which are taught at our Education Centers. To address this decline, the Company has been working to: leverage resellers and other partner models to increase our sales reach; offer special price promotions to attract new course attendees; increase the size of our sales team; shorten the duration of some of our courses; and partner with certification organizations and other training providers to broaden and deepen the training products we offer. Our overall objective continues to be the reversal of year-over-year declines in revenue by stabilizing revenue from our public course training offered to clients at our Education Centers while continuing to grow revenue from enterprise clients through Workforce Optimization Solutions and other customized training products.

In addition, we continue to invest in and improve our sales capabilities. Beginning in fiscal year 2018, we combined our North American sales forces into a single team that now enables every sales representative to offer the best training solution to the customer. This change together with the Workforce Optimization Solutions we now offer has enabled us to better position ourselves to support large corporations and government agencies and has supported our financial objective of seeking to reverse declines in our revenue base.

Comprehensive Cost Reduction Program. We have continued to reduce our operating expenses through a comprehensive cost reduction program initiated in fiscal year 2016. After reducing operating expenses by $10.7 million in fiscal year 2017 compared to fiscal year 2016 as a result of our cost reduction program, we further reduced operating expenses in fiscal year 2018 by an additional $2.0 million compared to fiscal year 2017. This excludes restructuring charges of $1.9 million, $0.4 million and $0.4 million in fiscal years 2016, 2017 and 2018, respectively, all relating to terminating excess world-wide leased real estate capacity. In addition to reducing operating expenses, we reduced cost of revenues in fiscal year 2018 by $3.7 million or 9.1% as compared with fiscal year 2017 by continuing to right-size our operations and reduce travel and shipping costs. We continue taking appropriate steps to streamline our operations to reduce or eliminate excess costs.

Commitment to Quality Training. For the past 44 years, we have set the highest standards of excellence in educating and training IT professionals and managers throughout the world. Our course participants have consistently rated Learning Tree instructors and courses at the top end of the scale. These ratings reflect our ongoing commitment to quality and innovations in instructional delivery, including our AdaptaLearn™ Hands-On Learning System, After-Course Instructor Coaching, Computing Sandbox for Practice and Experiments, as well as the latest up-to-date hands-on course equipment, continued revision and updating of our course materials, and the ongoing training and coaching of our already superb instructors. Our AnyWare™ e-Learning platform extends the full range of Learning Tree features and standards to our online participants so that they enjoy the same results as our in-class participants.

High Quality Instructor Team. As of September 28, 2018, we had more than 558 course instructors located around the world. Learning Tree instructors are practicing professionals with expert subject knowledge. Our average instructor has over 20 years of hands-on, real world experience in the fields they teach. Learning Tree instructors teach an average of approximately eight course events per year on an as-needed basis. During the remainder of the year, they typically work for other organizations either as full-time employees or as independent technical or management consultants. This on-demand structure enables us to quickly schedule additional courses anywhere in the world and to respond efficiently to customers’ needs for IT and management skills training. Our course participants particularly benefit because Learning Tree instructors generally spend much of their time working in industry settings, and therefore provide our course participants with up-to-date, practical knowledge and skills in the latest technological and management developments. Our instructors constitute a large pool of subject matter experts which provides us with unique insights into IT and management trends that is especially valuable to us in the development of new course titles.

Our success depends on our ability to attract and retain highly skilled instructors. We use a systematic process in each of our local operating subsidiaries to identify, engage, train, coach, and evaluate our instructor team. Our instructors are highly loyal as evidenced by our annual instructor retention rate of over 90%.

Broad Course Library. We offer a deep and broad library of courses which as of September 28, 2018, totaled 299 instructor-led one- to five-day course titles comprising a total of 5,835 hours of classroom instruction covering a wide range of IT and management topics.

The following table itemizes the number of Learning Tree course titles and number of hours of training by curriculum as of September 28, 2018:

As a leading provider of IT and management training, our objective is to provide our customers with job-focused, hands-on learning experiences that best meet the training needs of their professional IT staff and managers. We design our proprietary courses to provide participants an unbiased perspective of both the strengths and limitations of software and hardware products and an understanding of how to compare and integrate multiple platforms and technologies from various vendors. Drawing from the expertise of our international team of instructors, each course incorporates multiple points of view concerning IT applications used throughout the world. Our IT courses are designed to be highly interactive; most involve hands-on training using networked state-of-the-art workstations so that participants can practice and assimilate the skills being taught. Participants spend a significant portion of each hands-on course working on computer-based exercises and participating in group workshops and class interactions. As a result, they return to their jobs with the confidence to immediately apply the new skills and knowledge they have gained.

To ensure we can meet the full needs of our customers for IT training, we selectively augment our own proprietary courses by offering courses from vendors and other content providers.  Prior to adding any such courses to our library, we use our subject matter experts to review the courses to ensure that such courses will meet the standards of quality our customers expect from Learning Tree.

Our management courses, while including core concepts and theory, focus heavily on providing practical skills, tools, and techniques that participants can apply immediately upon returning to their jobs. Participants work extensively in group exercises that provide them an opportunity to practice applying key concepts in real-world scenarios. These real-world scenarios are primarily delivered through our performance-based management training platform which brings the real world to life in the classroom through the use of computer-based and rich-media simulations, supplemented with substantial amounts of hands-on exercises and group activities, all facilitated by experts in their respective fields.

As of September 28, 2018, we offered 181 multi-day IT courses, compared to 168 multi-day IT courses at the end of fiscal year 2017. As of September 28, 2018, we offered 82 multi-day management courses, compared to 66 multi-day management courses at the end of fiscal year 2017. As of September 28, 2018, we offered 36 one-day courses compared to 83 one-day courses at the end of fiscal year 2017, bringing the total number of courses offered to 299. The number of one-day courses continued to decline in 2018 as we retired many these courses due to low demand.

We have developed and implemented a well-defined, systematic approach for rapidly developing, customizing and updating courses in the Learning Tree library and for translating our course content into multiple languages. We organize courses into curricula that reflect general topics or disciplines. We continuously update our course curriculum structure and course content and add new courses to keep pace with the introduction of new technologies and to reflect the evolving training needs of our customers. To identify potential new courses for development, we incorporate feedback from our worldwide instructor team, course participants and customers, and from the development groups of leading IT vendors. In fiscal year 2018, we introduced 55 new multi-day courses and one new one-day course, while retiring 26 multi-day and 48 one-day courses. We expect course development costs to vary in the future, primarily depending on the number of new courses we introduce in any period, as well as the overall size of the course library we must maintain. As described above, we also partner with other organizations to offer their courses.

International Infrastructure and Logistics Capability. We meet customer demand for scheduling flexibility by delivering course events frequently and at multiple locations throughout the world, and by making our advertised courses available online through Learning Tree AnyWare™. Our sophisticated infrastructure and logistics capability allow us to coordinate, plan and deliver Learning Tree courses at our education centers, hotels, and conference facilities worldwide. We also present standard or customized courses on demand at customer facilities whenever and wherever desired, with quality standards that are identical to those for courses presented in Learning Tree Education Centers. By using our team of 558 instructors, our course development and customization processes, our team of customer support specialists, our logistics team and our thousands of classroom computer workstations, we can rapidly and effectively deliver our Learning Tree courses both domestically and internationally.

In fiscal year 2018, we presented 4,473 course events at Learning Tree Education Centers and at third-party and customer sites in a total of 39 countries. We currently operate wholly-owned subsidiaries in the United States (since 1974), the United Kingdom (since 1978), Canada (since 1985), Sweden (since 1986) and Japan (since 1989). Each subsidiary is staffed by local personnel responsible for the sale and delivery of courses in its local country as well as in other designated countries. In fiscal year 2018, our foreign operations produced approximately 40% of our revenues. See Note 9 of notes to consolidated financial statements for financial data regarding operating segments and geographic regions. In August 2017, the Company terminated its License Agreement, dated March 3, 2015, with Educinvest SPRL, which became effective immediately. The License Agreement was entered into with Educinvest at the time of the sale of the Company’s subsidiary in France and provided for the license of courses by Educinvest in France.  The French market is now being served by our UK operation as part of our Europe Middle East and Asia (EMEA) territories.

Long-Term Relationships with Global Customer Base. We have built long-standing relationships with our customer base of large national and multinational companies, medium-sized companies and government organizations throughout the world and seek to build continuing relationships both with these employers and with the individual employees who participate in our courses. Our customers operate in a wide range of sectors, including finance, IT, communications, electronics, systems integration, aerospace, government and military, manufacturing, and energy. Of our 100 largest clients in fiscal year 2013, 97 were still our clients five years later, in fiscal year 2018. In fiscal year 2018, 99 of our corporate and government customers purchased at least $100,000 of Learning Tree services. No one commercial customer or government agency accounted for 10% or more of our revenues in fiscal year 2018.

Backlog. Our sales backlog at September 28, 2018 was $11.9 million. This compares to a sales backlog of $13.5 million at September 29, 2017. We currently expect the entire backlog to be executed within fiscal year 2019.

Multi-Tiered Sales and Marketing Organization. We have a multi-tiered sales and marketing organization that integrates digital marketing, telemarketing and field sales to market and sell our course offerings to existing customers and to attract new customers. As of September 28, 2018, we employed a team of 105 sales representatives and related sales support staff.

We maintain a strong brand image for providing high-quality training for IT professionals and managers through the prominent use of our trademarks in our marketing and course materials. We market our courses primarily through digital marketing campaigns and electronic mail to our proprietary database of technology professionals and managers who have attended, inquired about, or sent a staff member to Learning Tree courses. We send targeted, personalized e-mails through our automated e-mail marketing system to advise prospective course participants of upcoming events. We also market our products and services on our website (www.learningtree.com). Information contained on our website is not part of this Form 10-K.

To encourage repeat purchases from existing customers, we have introduced My Learning Tree for attendees and managers of attendees. Learning Tree customers are provided with their own ‘My Learning Tree’ account, which attendees and their managers can use to access a growing list of unique benefits. We also offer multiple-course discount programs through Learning Tree Training Passports and Learning Tree Training Vouchers and provide Specialist and Expert Certification Programs. We believe that in addition to generating revenues directly, these programs foster long-term relationships with participants and encourage participants to recommend Learning Tree courses to their colleagues.

Learning Tree Training Passports permit an individual Passport holder to attend a specified number of courses, generally two, three or four, during a one- to two-year period. List prices for Passports are significantly discounted from the list price of the equivalent number of individual courses. The Learning Tree Training Voucher program allows corporate customers to buy Vouchers in quantities from three to hundreds at volume-discounted prices, for future courses to be taken by any person in the customer organization over a 12-month period.

Markets and Competition

Instructor-Led Training. We are a for-profit provider of IT training and management education. Our main competitors offer course titles and programs similar to ours and generally at prices that are equal to or lower than ours.

The IT and management training market is highly fragmented with low barriers to entry. We face intense competition from both established providers as well as new market entrants on a regular basis. Our primary competitors include:

•	in-house training departments;

•	computer hardware and software vendors and their authorized training and education center partners;

•	independent education and training companies;

•	academic providers; and

•	systems integrators and value-added resellers.

Many third-party training providers offer training as one of several services or product lines. We differentiate ourselves from these providers based on our primary focus on training, experience over four decades, the breadth and quality of our proprietary course library, our addition of workforce optimization solutions, our worldwide delivery capability, and the size, quality and experience of our instructor force.

In-house training departments generally deliver training at lower cost than third parties and provide companies with the most control over the method and content of training, enabling them to tailor programs to their specific needs. However, in-house trainers often find it difficult to keep pace with new technologies, lack the hands-on experience needed to teach the latest technological developments and lack the capacity to meet demand for training, and therefore many organizations supplement their in-house training resources with externally supplied training. This is particularly relevant when dealing with new and emerging technologies. Additionally, in-house training departments may not deliver consistent course content or use consistent instructional methods on a worldwide basis, while we offer consistent course content, instructional methods, and quality around the globe.

E-Learning and Blended Learning. IT and management training are primarily delivered by classroom instructors, video, and technology-based training, including Internet-based e-learning and printed means. Independent industry reports suggest that, consistent with the prior ten years, instructor-led classroom delivery continues to be the most widely used method for delivery of corporate training, with approximately 66% of all training being instructor-led. We believe this is because instructor-led training provides the greatest ability for participants to learn, practice and receive feedback on their mastery of new knowledge and skills. Course participants value the personalized interaction and problem-solving with their instructor and fellow participants, and the opportunity to obtain expert advice on the application of the course material to their own projects. Furthermore, instructor-led training insulates course participants from workplace interruptions and accelerates their learning of new technologies. The use of technology-based IT training formats, such as Internet-based e-learning, has gained acceptance in the IT and management training and education market, largely gaining market share at the expense of other self-study formats like video and printed materials.

We have continued to investigate technology-based training formats and how they might effectively be integrated into our training programs. We developed Learning Tree AnyWare™, our proprietary live online learning platform that integrates participants in remote locations into live class events. Remote participants use an ordinary Internet connection to connect to our AnyWare™ classroom interface. Once logged in, remote AnyWare™ class participants see and hear their classroom-based instructor and classmates in real time. They can participate in discussions, ask questions, work in breakout sessions, and complete the same hands-on exercises under the guidance of an expert instructor as their in-class counterparts. With the use of AnyWare™, our clients anywhere in the world can choose to participate in course events being taught at any of our Education Centers without the need to travel or commute to the actual course site.

We have utilized stand-alone AnyWare™ Learning Centers in strategic locations to promote the use of on-line attendance using our AnyWare™ product. These AnyWare™ Learning Centers provide our customers convenient access to our courses via our AnyWare™ platform in a setting optimized for equipment, communication, Internet connectivity speed, and learning environment, at a location near to where they live or work, minimizing added travel costs to attend courses at our Education Centers. As acceptance of the AnyWare™ product has grown and customers have become comfortable accessing AnyWare™ from their work places and homes, we have reduced the number of stand-alone AnyWare™ Learning Centers, which are typically located in short-term leased facilities. As of September 28, 2018, we had a total of 16 Learning Tree AnyWare™ Learning Centers, including seven stand-alone AnyWare™ Learning Centers in North America, four in Sweden, and another five located within our North American Education Centers. The AnyWare™ Learning Centers located within our existing Education Centers in North America have the capacity to handle on average six attendees each while the stand-alone centers have a capacity to handle from two to five attendees.

 In recognition of the growing use of e-learning products in the IT and Management training market, we are selectively incorporating e-learning capabilities into our course library to improve our customers’ learning experience.  We currently offer a number of e-learning products, including products from Microsoft, EC-Council, Red Hat, and ITProTV.  During fiscal year 2018, we released our first blended learning bundled products which combine and augment instructor-led courses with e-learning capabilities. During fiscal year 2019, we anticipate releasing additional blended learning products.

Employees

Our executive officers have extensive experience in the training and education industries with an average tenure of 13 years at Learning Tree and over 24 years of relevant industry experience.

On September 28, 2018, we had a total of 248 full-time equivalent employees, 95 of whom were employed outside the United States. We also utilized the services of 558 instructors to teach our courses on an as-needed basis.

Intellectual Property Rights

Our course development process and many of our course titles are proprietary, and we rely on a combination of copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect those proprietary rights.

“LEARNING TREE”, “LEARNING TREE INTERNATIONAL”, the Learning Tree “Tree Design” logo, “LEARNING TREE INTERNATIONAL” and Design, “LEARNING TREE ANYWARE”, “ANYWARE”, “ANYWARE” and Design, “ANYWARE LEARNING CENTER”, “LEARNING TREE ANYWARE ENTERPRISE”, “LEARNING TREE ANYWARE ENTERPRISE” and Design, “PRODUCTIVITY THROUGH EDUCATION”, “TRAINING PASSPORT”, “TRAINING ADVANTAGE”, “TRAINING YOU CAN TRUST”, “WWW.LEARNINGTREE.COM”, “MAGNALEARN”, “ADAPTALEARN”, “ADAPTALEARN” and Design, “MY LEARNING TREE”, “MY LEARNING TREE” and Design, “800-LRN-TREE”, and “800-THE-TREE” are among our trademarks and service marks. In addition to our trademarks and service marks, this Form 10-K also contains trademarks and trade names of other companies.

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

Available Information

We currently make available free of charge on our website (www.learningtree.com) via our “Investor Relations” link, our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. In addition, for as long as we remain subject to Exchange Act reporting requirements, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website. Information contained on our website is not part of this Form 10-K. Our 10-K may also be obtained free of charge by written request to the Chief Financial Officer, Learning Tree International, Inc., 13650 Dulles Technology Drive, Herndon, VA 20171. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that issuers, including Learning Tree, have filed electronically with the SEC.

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

Over the past three years we have experienced net losses and declining revenues. In fiscal year 2018, our worldwide revenues from operations decreased 9.0% to $64.3 million from $70.7 million in fiscal year 2017. In fiscal year 2017, our worldwide revenues from operations decreased 13.4% to $70.7 million from $81.6 million in fiscal year 2016. For fiscal years 2017 and 2016, our registered independent public accounting firm issued a report on our audited financial statements that included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. We have initiated several business strategies and initiatives to stabilize and increase revenue and implemented a comprehensive cost reduction program that reduced both cost of revenues and operating expenses and secured a $5.0 million Credit Agreement (“Credit Agreement”) with the Kevin Ross Gruneich Legacy Trust as lender (the “Trust”), which also is our largest stockholder. Despite these actions however, we may be unsuccessful in generating sufficient cash flow, and improving our profitability for fiscal year 2019 and beyond. For fiscal year 2018, the report the Company received from its independent registered public accounting firm on its consolidated financial statements as of September 28, 2018 again contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

Our consolidated financial statements were prepared based on the assumption that we will continue to operate as a going concern and do not reflect any adjustment that might result if we were not able to continue operations.

The consolidated financial statements for the fiscal year ended September 28, 2018 that accompany this Form 10-K were prepared under the assumption that we will continue to operate as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustment or impact that might result if we were not unable to continue ongoing operations.

Our Credit Agreement contains covenants, representations and warranties that the Company is required to comply with in order to receive future advances or avoid triggering an event of default.

Our Credit Agreement includes covenants, representations and warranties that the Company must comply with during the term of the Credit Agreement, as well as at the time of an advance under the Credit Agreement. The terms of the Credit Agreement also contains an acceleration clause that can be triggered if the Trust, as the lender, determines an Event of Default has occurred that would reasonably be expected to have a Material Adverse Effect, as defined in the Credit Agreement, and continuance thereof for ten (10) calendar days, which in turn would permit the Trust to accelerate repayment of outstanding obligations. In addition, there are circumstances where an event of default under the Credit Agreement would occur if the Company is required to pay a final judgment or order against the Company above certain levels not covered by insurance, which final judgment or order would not be in the control of the Company.

The Credit Agreement allows the Company to make quarterly borrowings until the aggregate amount of the credit has been drawn, but if we are not able to make the representations and warranties under the Credit Agreement on such quarterly borrowing date, then the Company would not be able to borrow additional funds at that time. If the Company does not remain in compliance with certain covenants or obligations under the Credit Agreement, then it may result in an inability to borrow additional funds and/or constitute an event of default, in which case, could result in amounts borrowed under the Credit Agreement becoming immediately due and payable. If the Company is not able to receive advances or if an event of default were to occur resulting in payment acceleration, then such events could have a material adverse effect on the financial condition, results of operations, liquidity, capital resources and the business of the Company. Further, there is no assurance that the Company will have the ability to fully repay borrowings under the Credit Agreement, either upon maturity or if accelerated upon an event of default, or that the Company would be able to refinance or restructure payments on those borrowings.

The Company relies on the Credit Agreement as a significant source of capital and liquidity currently available to the Company. As of October 1, 2018, the outstanding principal balance under the Credit Agreement is $3.0 million, and the Company has the ability to borrow an additional $2.0 million. The Credit Agreement requires that the Company be in compliance with certain covenants as a condition to receiving additional advances under the Credit Agreement, including satisfying a financial covenant that requires the Company to maintain a required level of EBITDA, as well as representations, warranties and covenants. Current projections for fiscal year 2019 indicate that the Company will not meet the EBITDA requirement at the end of the first quarter of fiscal year 2019. If the Company is not able to satisfy the conditions to borrowing under the Credit Agreement, we will not be able to draw on the Credit Agreement at such time, and the Company’s options for capital and/or liquidity at such time may be limited to its cash and cash equivalents or its existing secured line of credit with Action Capital, which has higher borrowing costs and is subject to the prior approval of Action Capital and the availability of accounts receivable acceptable to Action Capital.

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

The loss of available credit under the Credit Agreement and the Financing Agreement or termination of either or both could adversely affect our liquidity and our ability to operate our business.

Although we were in compliance with all of the terms and conditions of the Credit Agreement and the Financing Agreement as of the end of fiscal year 2018, current projections for fiscal year 2019 indicate that the Company will not meet the minimum EBITDA requirement under the Credit Agreement at the end of the first quarter of fiscal year 2019. If this or other events were to occur which result in either a termination of the Credit Agreement and/or the Financing Agreement, or the loss of all or a substantial portion of our available credit under the Credit Agreement and/or the Financing Agreement, or if we are otherwise prevented from accessing such funds, and we did not have an alternative line of credit or other additional sources of capital available, then we would need to rely upon our cash and cash equivalents for our working capital needs, which may not be sufficient. In addition, because the Financing Agreement has no set term and may be terminated by either party at any time, we cannot be certain that access to capital sourced through this lending arrangement will be available when needed. If we were unable to replace these sources of liquidity, then our ability to fund our operations could be materially and adversely affected. We cannot be certain that any additional financing will be available to us or that it will be available on commercially reasonable terms.

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

Prior to entering into the Credit Agreement, we primarily relied upon our balance of cash and cash equivalents plus cash flows from operations to finance our operating cash needs. Our working capital needs have exceeded, and could continue to exceed for the near future, cash flows available from operations. If we do not generate positive cash flow from operations or have access to advances under the Credit and Financing Agreements in the amounts we need or obtain access to capital from additional sources that may or may not be available to us, or even if available, may not be on satisfactory terms or in adequate amounts, then our cash and cash equivalents will continue to decline. Consequently, any adverse impact on our operating results would impact our cash flows from operations and our ability to continue to meet our operating cash needs which would likely have a material adverse impact on our business, financial condition, results of operations and our stock price.

Deregistration: Limited Market for Our Common Stock

We intend to deregister our common stock under the Exchange Act, which may negatively affect the liquidity and trading prices of our common stock and will result in significantly less financial and other disclosures about the Company.

On December 20, 2018, we announced our intention to deregister our common stock under the Exchange Act on or about December 28, 2018. Upon the filing of our Form 15, our obligation to file reports with the SEC, such as Forms 10-K, 10-Q and 8-K, will immediately cease. Our announcement to suspend our periodic reporting obligations, as well as the ultimate cessation of our periodic reporting, may materially and adversely affect the market price and liquidity of the Company’s common stock on the OTC Markets, even though the availability of stock price quotations and limited trading may continue for a period time on the OTC Pink market after the Company suspends its SEC reporting. The market price of our stock and the availability of continued, limited trading on the OTC Markets also may be further negatively impacted if the market perceives our decision to go-dark to be the result of adverse changes in our prospects or seeking to serve insider interests. As a result, investors likely will find it more difficult to obtain quotations as to the market value of our common stock, if at all, and to dispose of their shares in desired amounts and within preferred timeframes, and the overall ability of our stockholders to sell our securities in the secondary market likely will be materially limited. Our anticipated deregistration also may make it more difficult for us to raise equity capital in the future if we desire to do so and may make our stock less attractive for use as consideration in any potential business combination transactions.

Our common stock is thinly traded, with currently only a minimal public market for our common stock.

The Company’s common stock currently is quoted on the OTCQX. Historically, our stock has had limited trading volume due to, among other things, our small size and minimal public float. There has been and may continue to be periods of several business days or more when trading activity in our common stock is non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on price. There has not been an active public trading market for our common stock in the past and, considering our plans to deregister our common stock under the Exchange Act and cease public reporting, one is not likely to develop in the future. Accordingly, investors may be unable to sell their shares in the public market at desired prices, in desired amounts, or at all.

Potential future Sales of Our Common Stock and Securities.

Sales of our common stock by our executive officers, directors and other affiliates, or the perception that sales by those persons may occur, could adversely and unpredictably affect the price of shares of our common stock. In addition to the 13,224,349 shares of common stock outstanding as of December 14, 2018, there were outstanding options to purchase an aggregate 775,000 shares of common stock, with an additional 475,000 shares reserved and available for future issuance under our equity incentive plan. We cannot predict the effect that any such future sales of our common stock, or the potential for those sales, will have on our share price.

Our common stock currently is a “penny stock” which may adversely impact the liquidity of our common stock.

The SEC has adopted regulations that generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Brokers and dealers effecting transactions in a “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. Those rules may restrict the ability of brokers or dealers to sell the Company’s common stock and may affect the ability of our stockholders to sell their shares of our common stock. As a result, our stockholders may find it difficult to obtain accurate quotations for our stock and may find few buyers to purchase our stock and few market makers to support its price.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. These FINRA requirements make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common.

Fluctuations in Operating Results

We may be unable to realize our business strategy of improving operating performance, growing our business and generating savings and improvements.

Over the past five years the Company has been experiencing a decline in course attendance and revenue generated from our operations. As a result, we have been implementing new strategic initiatives, including those described in this Form 10-K, which include offering and expanding the services provided through Workforce Optimization Solutions, adjusting the duration of some of our courses to be more competitive, the comprehensive cost reduction program, Guaranteed to Run (“GTR”) courses, and pricing promotions that are designed to improve our operating performance, stabilize and increase revenue and grow our business. The failure to achieve the goals of some or all of these initiatives could have a material adverse effect on our financial condition, results of operations and our business. There is no assurance that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.

Our operating results have historically fluctuated, and we expect fluctuations to continue in the future.

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

Reselling other providers courses limits our ability to ensure a quality customer experience. While we do review and approve partner courses before offering them to our customers, our revenues could be negatively impacted if customers are not satisfied with these courses. In addition, the margins earned on these partner courses may be lower than those of our proprietary courses.

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

Use of Accounting Estimates.

The preparation of our financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires us to make estimates and assumptions in calculating our financial results. As one example, we currently offer our customers a multiple-course sales discount referred to as a Training Passport, which allows an individual Passport holder to attend up to a specified number of Learning Tree courses over a specified period for a fixed price. For a Training Passport, the amount of revenue we recognize for each attendance in one of our courses is based upon the selling price of the Training Passport, the list price of the course taken, the average list price of all courses taken, and our estimate of the average number of courses a Passport holder will attend. After expiration of a Training Passport, we record the difference, if any, between the revenue previously recognized and the Training Passport selling price. We base our estimate of the average number of course events that a Training Passport holder will attend based on historical trends. However, these historical trends may not accurately predict the actual number of course events that a Training Passport holder will attend in the future. If average Training Passport attendance rates were to increase, for example, we would have to make negative adjustments to our revenue, which could be significant. For a summary of some of our key accounting estimates, please see our “Critical Accounting Estimates and Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may not be able to fully utilize our deferred tax assets and changes in our tax rates or exposure to additional tax liabilities could adversely affect our financial position.

 In fiscal year 2012, we established a valuation allowance against our deferred tax assets in the United States due to current year and projected future pre-tax book losses. We continue to maintain this valuation allowance throughout the subsequent financial years. Management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part, primarily with respect to projecting taxable income. Future taxable income can never be projected with certainty as it is dependent on numerous factors, some of which are beyond our control. Substantial variances between our estimates of future taxable income and actual results, or changes in our estimate of future taxable income, could lead to changes in the amount of deferred tax assets that can be realized and could therefore require corresponding adjustments to the valuation allowance. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions, decisions on repatriation of foreign earnings, and changes to our valuation allowance in future periods. Furthermore, the new tax laws enacted in December 2017 under the Tax Cuts and Jobs Act, which brought about corporate income tax rate changes, the modification or elimination of certain tax incentives, changes to the U.S. tax regime for taxing overseas earnings (including modification to the regime for repatriating such earnings), and measures to prevent base erosion of profits in the U.S., may also impact our future effective tax rate and have a significant effect on our future operating results. As a result, we may never be able to use the full amount of our deferred tax assets which could adversely affect our financial position.

Changing Regulation of Corporate Governance and Public Disclosure.

Changing laws, regulations and standards relating to corporate governance and public disclosure can result in uncertainty regarding compliance matters and higher costs incurred with ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed. If the Company deregisters its common stock under the Exchange Act, the Company will be able to materially reduce its costs of public reporting compliance under U.S. securities laws.

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

Changes in technology can affect our business in at least two principal ways. First, we must anticipate and keep pace with the introduction of new hardware, software and other information technologies and develop courses that effectively train customers in the technologies they use now and will use in the future. Second, we must adapt to changes in the technologies by which we can deliver training to our customers’ employees. Because of technology developments, we may have to make substantial and unanticipated expenditures to develop new course titles, buy new equipment, or invest in further course development software and processes to deliver our courses. Our liquidity and cash flow situation could negatively impact our ability to accomplish this. Further, we may not adequately anticipate or respond successfully to technology changes for many reasons, including misjudging the impact of technology changes, as well as financial, technological or other constraints. A lack of an adequate timely response on our part to changes in information technology platforms, customer preferences or software technology could have a material adverse impact on our operating results and stock price.

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

The IT and management training markets are highly fragmented, with low barriers to entry. No single competitor holds a dominant market share. We face intense competition from both established entities and new entries in the market. Our primary competitors include:

•	in-house training departments within our current and potential customers;

•	computer hardware and software vendors and their Authorized Training and Education Center partners;

•	independent education and training companies;

•	academic providers; and

•	software systems integrators.

Some of our competitors offer course titles and programs similar to ours at lower prices. In addition, some competitors have greater financial and other resources than we do. Additionally, hardware and software vendors, as well as software systems integrators, may bundle IT education and training with sales of their products or other services, which could allow them to offer training at lower prices than we do. Furthermore, future consolidation of IT vendors or training companies could have a material impact on our future operations.

The risk of outsourcing of corporate IT administration and software development overseas to countries or firms not currently served by us could have a material adverse impact on our future operations.

Although instructor-led classroom training continues to dominate the worldwide IT and management training markets, technology-based education and training formats, such as Internet-based distance learning, have gained acceptance. Accordingly, our future results may also depend on the extent to which the market will continue to value instructor-led IT and management training and on our ability to develop and market instructor-led courses that compete effectively against technology-based courses offered by our competitors.

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

Following a referendum on June 23, 2016 in which voters in the United Kingdom (“U.K.”) approved an exit from the European Union ("EU"), the U.K. government has initiated a process to leave the EU (often referred to as “Brexit”), including negotiating the terms of the U.K.’s future relationship with the EU. Such an exit from the EU is unprecedented, and it is unclear how the U.K.’s access to the EU Single Market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations and customers. Our U.K. operations service customers in the U.K. as well as in other countries in the EU, and these operations could be disrupted by Brexit, particularly if there is a change in the U.K.’s relationship to the EU Single Market. While the full scope of implementation of the referendum decision is still unclear, companies exposed to or with operations in the U.K., such as ours, may face significant regulatory changes as a result of Brexit implementation, and complying with such new regulatory mandates may prove challenging and costly. Significant portions of the U.K.’s regulatory regime related to intellectual property and data protection are derived from or harmonized with wider EU directives, and significant change is possible should the U.K. withdraw from the EU. Even prior to any change to the U.K.’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our products and services, which would adversely affect our businesses and results of operations.

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

In Europe, we are subject to the 1995 European Union (“EU”) Directive on Data Protection (“1995 Data Protection Directive”), which requires EU member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines. The EU member state regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. On December 15, 2015, the European Parliament and the Council of the European Union (Council) reached a political agreement on the future EU data protection legal framework referred to as the General Data Protection Regulation (“GDPR”), which replaces the 1995 Data Protection Directive. The GDPR will have significant impacts on how businesses can collect and process the personal data of EU individuals. The GDPR became effective in May 2018. The Company believes it is in compliance with the GDPR. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions, alter the way we conduct business and/or could otherwise have a material adverse impact on our results of operations.

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

Our patents, trademarks, trade secrets, copyrights, and other intellectual property rights are important assets for us. Various events outside of our control could pose a threat to our intellectual property rights, as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our courses are delivered. We cannot be certain that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar course titles or delivery methods unencumbered by our proprietary rights. If substantial unauthorized use of our products were to occur, our business and results of operations could be materially adversely impacted. We may also have to defend against claims that our current or future courses infringe on the proprietary rights of others or have to pursue claims to protect our proprietary rights. Defending against and prosecuting these claims is costly and time consuming and could have a material adverse effect on our operating results.

If substantial unauthorized use of our courses occurs or if we must defend against infringement claims, it could have a material adverse effect on our operating results and stock price.

Our success depends in part on our ability to protect our intellectual property and confidential information. Our course development process and course titles are predominately proprietary, and we rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect those proprietary rights. Our course materials generally do not include any mechanisms to prohibit or prevent unauthorized use. As a result, someone could copy or otherwise obtain and use our course materials without authorization, either for educational use or to develop competing courses. In addition, we operate in countries that do not provide protection of proprietary rights to the same extent as the United States. Finally, our intellectual property rights will not prevent competitors from independently developing similar course titles or delivery methods. If substantial unauthorized use of our products were to occur, our results of operations and price of our common stock could be materially adversely impacted.

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

Control by Certain Stockholders

A majority of our outstanding shares are beneficially owned by one stockholder, and the stockholder could have significant influence over our policies and affairs and will be in a position to determine the outcome of corporate actions.

As of December 14, 2018, the Trust beneficially owned 10,495,332 shares of common stock, representing beneficial ownership of approximately 64.7% of the Company’s outstanding shares, which includes 7,495,332 shares of common stock acquired from the Collins Parties in the Sale Transaction and 3,000,000 conversion shares in connection to the Credit Agreement. The Company’s Chairman of the Board, Kevin Gruneich, is affiliated with the Trust. Consequently, the Trust will have the power to exert significant influence over our policies and affairs and may be in a position to determine the outcome of certain corporate actions and transactions requiring stockholder approval.

Our majority stockholder has significant influence over the composition of our Board.

Our majority stockholder, the Trust, has significant influence over the composition of the directors serving on the Board. In connection with the Trust becoming the majority stockholder of the Company, our Chairman of the Board, Mr. Gruneich, was nominated by the Trust and pursuant to the terms of the Purchase Agreement the Trust also has the right to nominate up to three additional qualified members to the Board before January 31, 2019, subject to such nominees being qualified candidates and if two directors were to resign. To date, the Trust has utilized two of these director nomination rights with the nomination and subsequent appointments of Ms. Candee and Ms. Gardial to the Board.  In addition, even without these rights in the Purchase Agreement, the Trust holds a majority of the outstanding shares of the Company and therefore has the ability to determine the outcome of elections of directors who will serve on the Board.

A large number of shares are issuable upon conversion of the amounts borrowed pursuant to the Credit Agreement with our majority stockholder. The conversion of the amounts payable under the Credit Agreement could result in substantial dilution of your stockholdings.

The Credit Agreement provides the Trust, as the lender, with the right to convert, at any time, up to the full amount of the then outstanding principal that is borrowed by the Company, up to the commitment amount of $5.0 million, into shares of common stock, which conversion price is initially $1.00 per share. On June 29, 2018 and October 1, 2018, the Company received $2.0 million and $1.0 million, respectively, of advances under the terms of the Credit Agreement, which if converted in full as of the date hereof would result in 3,000,000 shares of common stock being issued to the Trust. If the Company were to borrow an additional $2.0 million under the Credit Agreement and the Trust converted the entire $5.0 million principal amount into conversion shares, then based on the initial conversion price, the Trust would be entitled to convert such advances into an additional 5,000,000 shares of common stock. The conversion price is subject to downward adjustment in the event of future issuances by the Company of common stock below $1.00 per share, subject to certain exceptions for stock options, restricted stock or other securities granted under Company incentive plans, non-qualified stock options granted by the Board and securities sold in public offerings by the Company. Accordingly, any conversion by the Trust of amounts loaned to us under the Credit Agreement may result in substantial dilution to other existing stockholders of the Company. The potential issuance of additional shares of common stock upon the conversion by the Trust of amounts borrowed by the Company under the Credit Agreement could also have an adverse effect on the market price, if any, for our common stock at the time of conversion.

Our majority stockholder is also one of the Company’s largest unsecured creditors.

The lender to the Company under the Credit Agreement is the Trust, who is also the Company’s majority stockholder. As a result of entering into the Credit Agreement, the Trust has become the Company’s largest unsecured creditor. As an unsecured creditor, the Trust has rights and interests as a lender to the Company, which are different than those rights and interests that the Trust and other Company stockholders have as equity holders in the Company.

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

We believe the implementation by the U.S. federal government of the automatic spending cuts commonly referred to as “Sequestration” in 2013 had a significant negative impact on our North American operations as our government customers faced uncertainty over whether the amount of funds allotted for training was actually available. We believe that this uncertainty then and in the years that have followed led to lower enrollments and cancellation of existing enrollments from the government sector and to some degree from those of our commercial customers that rely heavily on government contracts. The U.S. federal government has been operating under short-term spending bills which can lead to government agencies using our services, not being allocated sufficient funds. Such agencies may then not be able to continue using our services, which could adversely impact our operations and financial results.

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

Item 1B.        UNRESOLVED STAFF COMMENTS.

None.

Item 2.            PROPERTIES.

Our corporate headquarters are located at 13650 Dulles Technology Drive, Herndon, Virginia 20171. This facility, under lease for eight more years as of September 28, 2018, houses our corporate headquarters, as well as the sales, administrative and operations groups of our U.S. subsidiary and a twelve classroom Education Center. We lease or rent all of our other offices and Education Center classroom facilities. These other leases expire at various dates over the next four years.

We believe our facilities are adequate and suitable for our needs. In general, at current attendee levels, we have excess capacity at most of our Education Centers. Accordingly, we have been seeking to address this excess capacity by reducing the size of some of our facilities and by renting excess classrooms. During fiscal year 2017, the lease for our New York facility expired and we did not renew this lease. Instead, we are continuing to offer courses in New York under a five-year agreement with a third party that provides us with ten classrooms at their location in New York City. We also assigned, through the end of the term, the leases for two floors of our London Education Center to a third party as of the end of fiscal year 2017 while we retained a lease for the ground and basement floors of the London Education Center.

During fiscal year 2018 we amended the lease for our Alexandria, VA facility to reduce the square footage leased from 14,037 square feet to 8,060 square feet and the number of classrooms from seven to five, as well as extended the lease term through December 31, 2022, provided that Learning Tree has the right to terminate the lease earlier, as of November 30, 2019. We amended the lease for our Rockville, MD facility to reduce the square footage leased from 25,976 square feet to 7,011 square feet and the number of classrooms from eleven to five, as well as extended the lease term through February 29, 2020. We early terminated our lease for the 17,207 square foot Toronto, Canada education center on March 31, 2018 and subsequently leased a smaller 2,514 square feet facility containing 3 classrooms.

We present our classroom courses at Learning Tree Education Centers in New York City, four locations in the Washington, D.C. area, Ottawa, Toronto, London, Stockholm, and Tokyo, as well as in other rented facilities and at our clients’ facilities.

The following table contains information regarding Learning Tree Education Centers and offices at September 28, 2018:

Location		Number of	Total Area in
(Metropolitan Area)	Function(s)	Classrooms	Square Feet
New York, NY	Education Center	10	Not Applicable	(a)
Washington, DC area	Education Centers (4 sites)	30	37,735
Herndon & Chantilly, VA	Offices (2 locations)	0	36,831
London, England	Education Center & Office	13	20,236
Leatherhead, England	Office	0	19,464
Ottawa, Canada	Education Center & Office	9	13,742
Toronto, Canada	Education Center	3	2,514
Stockholm, Sweden	Education Center & Office	7	11,410
Tokyo, Japan	Education Center & Office	1	2,683
		73	144,615

(a)	Classrooms provided by a third party under a five-year service agreement.

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

Item 4.             MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

Item 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our common stock is currently quoted on the OTCQX under the symbol “LTRE.” Following our plans to deregister our common stock and suspend our reporting obligations with the SEC, quotations of our common stock likely will be removed from the OTCQX, but may continue, if at all, on the OTC Pink market.

As of September 28, 2018, the number of holders of our Common Stock was 424, consisting of 28 holders of record and 396 stockholders whose stock is held by a bank, broker or other nominee.

Dividends

We did not pay any dividends in fiscal year 2018 or fiscal year 2017. We have no plans to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities

Other than with respect to borrowings under our Credit Agreement that may be converted at the option of the Trust into shares of our common stock, we did not make any unregistered sales of our securities during fiscal year 2018 or fiscal year 2017.

Purchases of Equity Securities

We did not repurchase any shares during fiscal years 2018 and 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 28, 2018 regarding securities issued and to be issued under our equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)(1)
Equity compensation plan approved by security holders	475,000	$1.33	475,000
Equity compensation plan not approved by security holders	300,000	1.23	0
Total	775,000	$1.29	475,000

(1) In December 2016, our 2007 Equity Incentive Plan (“2007 Plan”) expired and no additional shares are available for grant under the 2007 Plan. In April 2018, the Company’s stockholders approved the Learning Tree International, Inc. 2018 Equity Incentive Plan (the “2018 Equity Plan”) which provides for the issuance of up to 600,000 shares of Company stock.

For a description of the 2018 Equity Plan and our equity grants, see Note 6 of the consolidated financial statements.

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

OVERVIEW

Nature of the Business. Learning Tree International, Inc. is a leading worldwide provider to business and government organizations for the training and workforce development of their information technology (“IT”) professionals and managers. Since our founding in 1974, we have provided high-quality, predominantly vendor-independent, training to more than 2.6 million IT professionals and managers. In fiscal year 2018, while presenting courses in 39 countries, we trained 50,534 course participants from approximately 4,400 organizations, including large national and multinational companies, government organizations, and small and medium-size companies.

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

RECENT DEVELOPMENTS

Securities Purchase Agreement and New Majority Stockholder. On June 29, 2018, a Securities Purchase Agreement (the “Purchase Agreement”) was entered into among The David C. Collins 1997 Trust, The Mary C. Collins 1997 Trust, DCMA Holdings, L.P., The Adventures in Learning Foundation, The Collins Family Foundation, The Collins Family Trust, The Collins Charitable Remainder Unitrust No. 97-1, Dr. David C. Collins and Mary C. Collins (collectively, the “Collins Parties” which collectively represented the owners of a majority of the outstanding shares of common stock of the Company), the Kevin Ross Gruneich Legacy Trust (the “Trust”), as the buyer, and the Company for specified sections contained therein. The Purchase Agreement provided for the Trust to purchase the Collins Parties beneficial ownership of 7,495,332 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), for a purchase price paid by the Trust of $7,495,332 or $1.00 per share (“Sale Transaction”). The Company received no proceeds from the Sale Transaction.

As part of the consummation of the Sale Transaction, Dr. Collins and Mrs. Collins each resigned as directors on the Board, as well as their other positions with the Company and its subsidiaries (“Collins Resignations”). Pursuant to the terms of the Purchase Agreement, the Collins Resignations and the Trust becoming the majority stockholder of the Company, the Company agreed to provide the Trust with director nomination rights, which were to: (i) appoint the Trust’s director nominee, Kevin Gruneich, as a Class III director, effective immediately following the consummation of the Sale Transaction and for Mr. Gruneich to be appointed Chairman of the Board and (ii) to nominate up to three additional directors to serve on the Board by January 31, 2019 provided that: (x) such director nominee(s) satisfies the reasonable qualifications required by written policies of the Company’s Nominating and Corporate Governance Committee; and (y) as a result of such appointment(s) the Company would continue to be in compliance with applicable Securities and Exchange Commission  (“SEC”) rules, stock exchange and/or OTCQX Market requirements and Board committee charters regarding the composition of the Board and its committees. Effective July 20, 2018, Jamie Candee and Sarah Gardial, two of the Trust’s nominees, were appointed by the Board to fill two director vacancies with Ms. Candee and Ms. Gardial serving as a Class I Director and a Class III Director, respectively. Assuming both Ms. Candee and Ms. Gardial stand for election at the Company’s next annual meeting in 2019 and are elected, then after their election each will serve with the other directors in their respective class for the remainder of that class’s term.

The Trust Line of Credit Agreement. On June 29, 2018, the Company also entered into the Credit Agreement. Pursuant to the terms of the Credit Agreement, the Company has access to borrow up to $5.0 million of funds (“Commitment Amount”) from the Trust. The maturity date (the “Maturity Date”) of the Credit Agreement occurs as of the earlier of: (i) 10 years from the date of the closing of the Credit Agreement; or (ii) the date the Trust as lender accelerates the Company’s obligations under the Credit Agreement because of the occurrence of an event of default (as defined in the Credit Agreement).  The interest rate on amounts borrowed will be at a fixed rate of 5% per annum with interest only payments due by the Company on a quarterly basis. The obligations of the Company under the Credit Agreement are unsecured obligations that rank pari passu with all other unsecured obligations of the Company.

The principal amount of sums borrowed by the Company under the Credit Agreement, up to the Commitment Amount, may be converted by the Trust into shares of Common Stock (“Conversion Shares”) at any time prior to the Maturity Date at a conversion price of $1.00 per share of common stock, which is subject to downward adjustment in certain circumstances. See Notes 12 and 14 of the consolidated financial statements and Item 1A. Risk Factors of this Form 10-K for more information about the Credit Agreement.

Immediately after the execution of the Credit Agreement, the Company borrowed an initial advance under the Credit Agreement in the amount of $2.0 million, and subsequently borrowed an additional $1.0 million under the Credit Agreement on October 1, 2018, which principal amounts may be converted into Conversion Shares by the Trust at any time. Additional advances under the Credit Agreement may be drawn by the Company in increments of $250 and up to $1.0 million in a quarterly period, provided that the Company satisfies the pre-conditions to funding an advance which are further discussed in Note 12 of the consolidated financial statements. As of December 1, 2018, the Company had borrowed an aggregate of $3 million under the Credit Agreement and has the ability to borrow up to an additional $2 million subject to compliance with the terms and conditions for borrowing on each borrowing date. There can be no assurance that the Company will satisfy the financial covenant at December 28, 2018 or at any future borrowing date, and in such event, the Company will not be able to draw on the Credit Agreement at such time.

Financing Agreement. On January 12, 2017, the Company entered into a Financing Agreement with Action Capital that provides the Company with access to borrow through advances of funds up to a maximum aggregate principal amount of $3.0 million (the “Maximum Amount”). Pursuant to the Financing Agreement, the amount advanced to the Company will be based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company that are approved by Action Capital and assigned to it as collateral. The amounts advanced under the Financing Agreement will also be secured by the Company’s other accounts receivables from its U.S. operations.  Under the Financing Agreement, the Company is required to pay Action Capital (i) interest on the outstanding advances at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 1.75%, (ii) a monthly fee equal to 0.70% of the outstanding advances as of the last day of the month, and (iii) a fee of 0.25% of the Maximum Amount, which is payable to Action Capital on the date the Financing Agreement is signed and every 90 days thereafter until the Financing Agreement is terminated and all amounts advanced and other obligations to Action Capital have been fully paid and satisfied. The Financing Agreement does not have any set term and either party may, for any reason, terminate the Financing Agreement by providing written notice. As a result, if Action Capital were to terminate the Financing Agreement and the Company did not have availability under its existing Credit Agreement or an alternative line of credit or other source of capital available, then the Company would have to rely upon its cash and cash equivalents for working capital needs, which may not be sufficient. See Note 12 of the consolidated audited financial statements and Item 1A. Risk Factors of this Form 10-K for more information about the Financing Agreement.

Going Concern. Our registered independent public accounting firm has issued a report on our audited financial statements for the fiscal year ended September 28, 2018 that included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. This means unless we are able to reduce our dependence on our remaining cash and cash equivalents to fund operations and improve our overall liquidity that there is substantial doubt regarding the Company’s ability to continue as an ongoing business. As discussed in more detail in Item 1. Business and under Liquidity in this Management’s Discussion and Analysis, the Company is continuing to execute its business strategies, its comprehensive cost reduction program and entered into borrowing arrangements with the Trust and with Action Capital in order to improve our overall profitability, cash flow from operations and liquidity. While the Company believes that these efforts will result in improving our liquidity and our continued operation, there is no assurance that we will be successful in executing some or all of these strategies at levels necessary to address the Company’s cash flow and liquidity needs and continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as an on-going business.

 RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of operations for the periods indicated expressed as percentages of revenues:

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Revenues	100.0%	100.0%
Cost of revenues	57.0%	57.0%
Gross profit	43.0%	43.0%
Operating expenses:
Course development	4.3%	4.1%
Sales and marketing	20.1%	19.1%
General and administrative	21.2%	21.1%
Restructuring charge	0.5%	0.5%
	46.1%	44.8%

Loss from operations before other operating items	(3.1)%	(1.8)%

Other (expense) income:
Interest (expense) income, net	(0.1)%	(0.1)%
Foreign exchange gains (losses)	0.2%	(0.4)%
	0.1%	(0.5)%

Loss from operation before provision for income taxes	(3.0)%	(2.3)%

Provision for income taxes	0.2%	0.7%
Net loss	(3.2)%	(3.0)%

FISCAL YEAR 2018 COMPARED WITH FISCAL YEAR 2017

We follow a 52- or 53-week fiscal year. Our year-end and quarter-end dates are on the Friday nearest the end of the calendar quarter. Accordingly, our fiscal year 2018 ended on September 28, 2018 and our fiscal year 2017 ended on September 29, 2017. Our fiscal years 2018 and 2017 both consisted of 52 weeks.

In fiscal year 2018, our worldwide revenues from operations decreased to $64.3 million from $70.7 million in fiscal year 2017. Loss from operations was $(2.0) million in fiscal year 2018 compared to $(1.3) million in fiscal year 2017. The loss from operations for fiscal years 2018 and 2017 includes $0.4 million, respectively, in restructuring charges. Net loss for fiscal year 2018 was $(2.1) million, the same as in fiscal year 2017.

Revenues. Our fiscal year 2018 revenues from operations decreased by 9.0% compared to fiscal year 2017. The decrease in revenues primarily resulted from a 4.2% decrease in average revenue per participant, and a 5.0% decrease in the number of course participants. The decrease in the average revenue per participant was caused primarily by lower average revenue per participant resulting from implementation of periodic pricing promotions to attract new course attendees, and changes in foreign exchange rates, which positively impacted revenues by approximately 1.5%. The decrease in the number of course participants continues the trend of lower demand worldwide for our public open enrollment courses.

Revenues in North America of $45.2 million in fiscal 2018 decreased 11.2% compared to $50.9 million in fiscal year 2017. For our North America operations, average revenue per participant decreased 2.6% while the number of participants decreased 8.8% year over year. The decrease in average revenue per participant year over year was primarily the result of lower average revenue from the implementation of periodic pricing promotions to attract new course attendees. Changes in exchange rates positively impacted year over year Canadian revenues by $0.2 million or 0.3% of total North American revenues. Revenues from the U.S. government and government contractors that purchased courses under our government contract schedules totaled $15.1 million for fiscal year 2018 compared to $17.4 million for fiscal year 2017.

Revenues from our European operations decreased 4.4% to $16.7 million in fiscal year 2018 from $17.4 million in fiscal year 2017. Average revenue per participant decreased by 6.7% which was partially offset by a 2.6% increase in participants. The decrease in average revenue per participant was primarily the result of lower average revenue from the implementation of periodic pricing promotions to attract additional course attendees. Changes in exchange rates positively impacted year over year European revenues by $0.9 million or 5.1% of total European revenues.

Cost of Revenues. Our cost of revenues from operations primarily includes the variable costs of course instructors and their travel expenses, course content and materials, refreshments and freight, and the fixed costs of course equipment and classroom facilities. During fiscal year 2018, we presented 4,473 events, 1.5% less than the 4,543 events during fiscal year 2017. The average number of participants per event decreased to 11.3 in fiscal year 2018 from 11.7 in fiscal year 2017. Our cost of revenues for fiscal year 2018 decreased to $36.6 million from $40.3 million in fiscal year 2017. Our cost of revenues as a percentage of our revenues for fiscal year 2018 remained the same as fiscal year 2017 at 57.0% reflecting the 4.3% decrease in average cost per participant, which was offset by the 4.2% decrease in average revenue per participant. As a result, gross profit declined 8.9% to $27.7 million in fiscal year 2018 from $30.4 million in fiscal year 2017.

Changes in exchange rates do not materially affect our gross profit percentages since exchange rates have essentially the same impact on both revenues and cost of revenues in any period.

Course Development Expenses. We maintain a disciplined process to develop new courses and update our existing courses. All costs incurred in that process, principally for internal product development staff and for subject matter experts, are expensed when incurred and are included in course development expenses. During fiscal year 2017 we partnered with Microsoft to use Microsoft’s content where available instead of incurring the expense to create and update our Microsoft courseware. Content used from the Microsoft partnering arrangement is expensed as cost of revenues when the event occurs.

During fiscal year 2018, course development expenses were 4.3% of revenues compared to 4.1% during fiscal year 2017. In fiscal year 2018, we decreased our overall spending on course development to $2.8 million compared with $2.9 million in fiscal year 2017. In addition, in fiscal year 2018, we introduced 35 new multi-day IT course titles and 20 new multi-day management course titles compared to 53 multi-day IT and 10 multi-day management course titles in fiscal year 2017. In fiscal years 2018 and 2017, many of the new titles were not developed by Learning Tree, but rather were obtained by other providers (i.e., hardware and software vendors, certification organizations, and training course providers).

At the end of fiscal year 2018, the Learning Tree library of instructor-led courses numbered 299 titles, comprising 5,835 hours of training, compared with 317 titles at the end of fiscal year 2017. The decrease in the number of titles in fiscal year 2018 reflected the net effect of reducing the number of one-day course titles to 36 and adding 55 new multi-day titles while retiring 26 multi-day titles. In general, titles are retired when the profits they generate no longer justify the ongoing cost of marketing them and maintaining their content. Thus, we may or may not develop more titles than we retire in any period.

At September 28, 2018, we had 181 multi-day IT titles in our course library, compared with 168 at the end of fiscal year 2017. Our library of multi-day management titles numbered 82 as of September 28, 2018, compared with 66 management titles at the end of fiscal year 2017. Our library of one-day courses numbered 36 at September 28, 2018, compared to 83 one-day courses at the end of fiscal year 2017.

Sales and Marketing Expenses. Sales and marketing expenses primarily include the cost of designing, producing and distributing media advertisements, marketing e-mails and our website; compensation and travel-related costs for sales and marketing personnel; and the cost of information systems to support these activities.

Our sales and marketing expenses were 20.1% of revenues in fiscal year 2018 compared to 19.1% of revenues in fiscal year 2017. Sales and marketing expenses decreased to $12.9 million in fiscal year 2018 from $13.5 million in fiscal year 2017. The overall decrease of $0.6 million was primarily due to lower sales costs due to lower revenue when compared to the prior year.

General and Administrative Expenses. Our general and administrative expenses were 21.2% of revenues in fiscal year 2018, compared to 21.1% in fiscal year 2017. General and administrative expenses were $13.6 million in fiscal year 2018 compared to $14.9 million in fiscal year 2017 primarily as a result of the comprehensive cost reduction program.

Restructuring Charge. We previously determined our Reston, Virginia facility was surplus classroom space and, in fiscal year 2017 we re-evaluated the estimated cash flows from sublease rentals and operating expenses of our outstanding restructuring liability. As a result, we recorded an additional $0.4 million restructuring charge in fiscal year 2017. In fiscal year 2018, we recorded an additional $0.1 million restructuring charge to adjust estimated cash flows due to an increase in property taxes. In addition, in fiscal year 2018, we also executed the early lease termination for our Education Center located in Toronto, Canada, and deemed a warehouse property used by our UK operation in London to be surplus.  To secure the early termination in Toronto, Canada, we paid surrender and broker fees of $0.2 million and estimated the restructuring liability for the UK property to be $0.1 million, both amounts of which were recorded as restructuring charges in fiscal year 2018, giving a total of $0.4 million recorded as a restructuring charge in fiscal year 2018.

Other Income (Expense), Net. Other income, net in fiscal year 2018 was $0.1 million compared to other expense of ($0.3) million in fiscal year 2017. The difference was primarily due to foreign exchange gains in fiscal year 2018 compared to foreign exchange losses in fiscal year 2017.

Income Taxes. In fiscal year 2018, our income tax provision was $0.2 million compared to $0.5 million in fiscal year 2017. Our effective rate for fiscal year 2018 was (6.9) % compared to (28.5) % in fiscal year 2017. The effective rate for fiscal year 2018 is primarily related to minimum U.S. state taxes, state audit assessments for prior years, and the income tax expense of our foreign subsidiaries, as well as the change in the U.S. tax law enacted in December 2017 (See Note 3 to the consolidated financial statements below for more discussion about the Tax Cuts and Jobs Act) that repealed the U.S. alternative minimum tax. The effective rate for fiscal year 2017 was primarily related to minimum U.S. state taxes, state audit assessments for prior years, foreign withholding taxes, and the income tax expense of our foreign subsidiaries. In fiscal year 2012, we established a valuation allowance against deferred tax assets in the United States due to current year and projected future pre-tax book losses. This valuation allowance has been maintained to date. Management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that may not be realized where realization is based on our ability to generate sufficient future taxable income.

INFLATION

Inflation did not have a significant impact on our net sales, revenues or income from operations in fiscal years 2018 and 2017.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes most existing revenue recognition models that require revenue guidance under GAAP. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve its core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years. US GAAP requires public entities to apply the revenue standard for annual reporting periods (including interim periods therein) beginning after December 15, 2017, and permits early adoption a year earlier (that is, for annual periods beginning after December 15, 2016). Nonpublic entities reporting under US GAAP are required to apply the revenue standard for annual periods beginning after December 15, 2018. Nonpublic entities reporting under US GAAP are permitted to apply the standard early; however, adoption can be no earlier than annual reporting periods beginning after December 15, 2016. We will adopt these standards when it becomes effective and plan to use the modified transition approach. The Company is still finalizing its analysis of the adoption of Topic 606 and have not yet estimated the impact of the adoption on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. As such, we have adopted ASU 2014-15 effective with the start of our fiscal year beginning September 30, 2017. We have and will continue to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and liabilities on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Accordingly, the standard is effective for us on September 28, 2019.  Early adoption is permitted.  We are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the new standard is effective for us on September 29, 2018 using a retrospective approach. We adopted this standard on September 29, 2018 and our analysis is that this standard will not have any significant impact on our statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard would be effective for us on September 29, 2018 using a retrospective approach and will result in our restricted cash being included with cash and cash equivalents to reflect total cash on our statement of cash flows. We adopted this standard on September 29, 2018 and our analysis is that this standard will not have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). The standard simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted.

The Company has evaluated the conversion feature of the debt outstanding under the Credit Agreement and concluded that the down round provision of the Company’s conversion feature qualifies under ASU 2017-11’s definition. Consequently, the Company early adopted this ASU to be able to eliminate the current requirements to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.

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

We use the 52/53-week fiscal year method to better align our external financial reporting with the manner in which we operate our business. Under this method, each fiscal quarter ends on the Friday closest to the end of the calendar quarter. Since all courses have a duration of five days or less, and all courses begin and end within the same calendar week, under the 52/53 week fiscal year method all revenues and related direct costs for each course event are recognized in the week and the fiscal quarter in which the event takes place. In most years, including fiscal years 2018 and 2017, each fiscal quarter has 13 weeks.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 28, 2018 included cash and cash equivalents on hand of $4.7 million and $6.0 million of borrowing capacity available under the Credit Agreement and the Financing Agreement. Pursuant to the terms of the Credit Agreement, the Company may borrow up to $5.0 million of funds from the Trust. The maturity date of the Credit Agreement occurs as of the earlier of: (i) 10 years from the date of the closing of the Credit Agreement; or (ii) the date the Lender accelerates the Company’s obligations under the Credit Agreement because of the occurrence of an event of default (as defined in the Credit Agreement).  The Credit Agreement requires compliance with certain covenants, including financial covenants, which if not satisfied, may preclude the Company from borrowing additional funds under the Credit Agreement until such compliance is restored or non-compliance waived. Pursuant to the Financing Agreement, the amount advanced to the Company is based upon an agreed advance rate of up to 85% of the net amount of certain customer accounts receivable from our U.S. operations that are approved by Action Capital and assigned to it as collateral up to a maximum of $3.0 million. The Financing Agreement does not have a set term and either party may, for any reason, terminate the Financing Agreement by providing written notice. See Note 12 of the consolidated financial statements and Item 1A. Risk Factors of this Form 10-K for more information about the Credit Agreement and the Financing Agreement.

Cash Flows. Our cash and cash equivalents balance decreased by $0.4 million to $4.7 million at September 28, 2018 from $5.1 million at September 29, 2017.

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	Net Change
Cash used in operating activities	$(1,604)	$(3,222)	$1,618
Cash used in investing activities	(290)	(27)	(263)
Cash provided by (used in) financing activities	1,504	(88)	1,592
Effects of exchange rate changes on cash and cash equivalents	42	(123)	165

Net decrease in cash and cash equivalents	$(348)	$(3,460)	$3,112

Cash used in operating activities totaled $1.6 million in fiscal year 2018 as compared to cash used in operating activities of $3.2 million in fiscal year 2017. Cash used in investing activities totaled $0.3 million during fiscal year 2018 compared to less than $0.1 million in fiscal year 2017. The increase in cash used in investing activities was primarily due to higher capital expenditures for purchases of equipment and other capital assets during fiscal year 2018. Cash provided by financing activities totaled $1.5 million in fiscal year 2018 compared to cash used in financing activities of $0.1 million in fiscal year 2017. This change was primarily due to borrowings on the Credit Agreement of $2.0 million offset by payments on long term debt and debt issuance costs. The effect of exchange rates on cash and cash equivalents during fiscal year 2018 was less than $0.1 million, compared to ($0.1) million in fiscal year 2017.

Liquidity. As of and for the fiscal year ended September 28, 2018, we reported an accumulated deficit of $19.5 million compared to $17.4 million at the end of fiscal year 2017. In addition, we have also reported negative cash flow from operations in 2018 and for the previous five fiscal years as our revenues have declined each year during this period. At September 28, 2018, our capital resources consisted of cash and cash equivalents of $4.7 million and $6.0 million of borrowing capacity available under the Credit Agreement and the Financing Agreement. While we have and will continue to take steps to stabilize and grow revenues and decrease our operating costs on a year-over-year basis, unless we are able to generate positive cash flow or improve our liquidity in the future, there is substantial doubt about the Company’s ability to continue as a going concern. Our registered independent public accounting firm’s report on our audited financial statements for the year ended September 28, 2018 contains an explanatory paragraph related to the Company’s ability to continue as a going concern.

To address the decline in revenue, we continue to execute upon strategies to increase the number of attendees in our public courses, increase our on-site/enterprise revenues and expand our overall customer base. Many of these strategies relate to pricing promotions to attract new customers or to re-engage old customers who have not used our services recently. Another strategy we are pursuing is to grow our position as a leading worldwide provider of training and workforce development to IT professionals and managers through the continued growth of our Workforce Optimization Solutions. Workforce Optimization Solutions augments and enhances our core training capabilities enabling Learning Tree to partner with our customers in helping them develop a high-performing organization through workforce development and process improvement.

We continued our comprehensive cost reduction program in fiscal year 2018 and reduced fiscal year 2018 overall expenses (including cost of revenues) by $5.7 million when compared to fiscal year 2017 expenses. These cost reductions were in addition to approximately $20.6 million in overall expense reductions achieved during fiscal year 2017 compared to the Company’s expenses for fiscal year 2016. These reductions have helped to right-size our operations, modernize our business operations, and preserve capital.

To further address our liquidity needs in the near term, on October 1, 2018 we drew an additional $1.0 million on the Credit Agreement. We have never drawn on the Financing Agreement. See Note 12 of the notes to consolidated financial statements and Item 1A. Risk Factors of this Form 10-K for more information about the Credit Agreement and the Financing Agreement.

Capital Requirements. During fiscal year 2018, we made capital expenditures of $0.3 million for the purchase of equipment worldwide, mostly computers and other equipment for use in our courses. Additionally, $0.2 million in leasehold improvements were funded directly by third party lenders for the renovation of the London Education Center. We plan to continue to invest in our infrastructure to accommodate customer demand as necessary, to continue improving the quality and effectiveness of our course delivery and to incorporate significant changes in technology. We have a number of operating leases for administrative offices and education center classroom facilities located worldwide. These leases expire at various dates over the next eight years. In addition to requiring monthly/quarterly payments for rent, some of the leases contain asset retirement provisions which require us to return the leased facility back to a specified condition at the expiration of the lease. We record the expense for these asset retirement obligations ratably over the life of the lease. We have no asset retirement payments coming due in fiscal year 2019. In connection with our comprehensive cost reduction program, as leases expire, cost reductions related to the elimination or renegotiation of leases are evaluated.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following list of critical accounting estimates and policies is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 1 of the consolidated financial statements. The following represents a summary of our critical accounting estimates and policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations, and/or require management’s significant judgments and estimates.

Critical Accounting Estimates and Policies

Revenue Recognition. We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. For Training Passports, revenue is recognized as courses are attended with the amount of revenue recognized based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses all Passport holders will attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have been attending. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate we utilize. Although we have seen no material changes in the historical rates as the number of course titles have changed, we monitor such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue. If the estimates are wrong, we would record the difference between the revenues previously recognized for that Training Passport and the Training Passport selling price upon expiration of that Training Passport. Thus, the timing of revenue recognition may be affected by an inaccurate estimation, but the inaccuracy would have no effect on the aggregate revenue recognized over the one- to two-year life of each Training Passport.

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

Income Taxes. We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

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

Not Required for a Smaller Reporting Company

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Learning Tree International, Inc.

Herndon, VA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Learning Tree International, Inc. (the “Company”) and subsidiaries as of September 28, 2018 and September 29, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 28, 2018 and September 29, 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company’s existing cash resources, recurring operating losses, negative cash flows from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2007.

McLean, Virginia

December 21, 2018

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 28,	September 29,
	2018	2017

Assets
Current Assets:
Cash and cash equivalents	$4,732	$5,080
Trade accounts receivable, net	8,645	9,725
Income tax receivable	211	129
Prepaid expenses	1,422	1,399
Lease deposits	0	1,174
Other current assets	1,222	1,333
Total current assets	16,232	18,840
Equipment, Property and Leasehold Improvements:
Education and office equipment	28,225	29,288
Transportation equipment	20	44
Property and leasehold improvements	7,211	8,107
	35,456	37,439
Less: accumulated depreciation and amortization	(31,862)	(32,909)
	3,594	4,530
Restricted interest-bearing investments	1,488	1,477
Deferred income taxes	518	505
Other assets	816	911
Total assets	$22,648	$26,263

Liabilities
Current Liabilities:
Trade accounts payable	$5,893	$6,245
Deferred revenues	16,459	18,383
Accrued payroll, benefits and related taxes	2,337	2,207
Other accrued liabilities	642	743
Income taxes payable	14	54
Current portion of long term debt	2,223	167
Current portion of deferred facilities rent and other	1,553	1,393
Total current liabilities	29,121	29,192
Long term debt	50	365
Asset retirement obligations	916	1,143
Deferred income taxes	119	118
Deferred facilities rent and other	4,258	5,415
Noncurrent tax liabilities	2,100	1,852
Total liabilities	36,564	38,085
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.0001 par value; 75,000,000 shares authorized; 13,224,349 issued and outstanding	1	1
Additional paid-in capital	6,593	6,487
Accumulated other comprehensive loss	(1,018)	(877)
Accumulated deficit	(19,492)	(17,433)
Total stockholders' deficit	(13,916)	(11,822)
Total liabilities and stockholders' deficit	$22,648	$26,263

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Fiscal Year Ended
	September 28, 2018	September 29, 2017

Revenues	$64,318	$70,663
Cost of revenues	36,642	40,298
Gross profit	27,676	30,365

Operating expenses:
Course development	2,762	2,868
Sales and marketing	12,911	13,497
General and administrative	13,623	14,896
Restructuring charge	355	386
	29,651	31,647
Loss from operations before other operating items	(1,975)	(1,282)

Other operating items:
Loss on disposal of equipment, property, and leasehold improvements	(11)	(53)
	(11)	(53)

Loss from operations	(1,986)	(1,335)
Other income (expense), net:
Interest expense, net	(96)	(53)
Foreign exchange gains (losses)	148	(254)
Other	8	(21)
	60	(328)

Loss from operations before provision for income taxes	(1,926)	(1,663)
Provision for income taxes	133	474
Net loss	$(2,059)	$(2,137)

Loss per share basic and diluted:
Basic and diluted loss per share	$(0.16)	$(0.16)

Weighted average shares outstanding:
Weighted average shares - basic and diluted	13,224	13,224

Comprehensive loss:
Net loss	(2,059)	(2,137)
Foreign currency translation adjustments	(141)	5
	$(2,200)	$(2,132)

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Common Stock			Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2016	13,224	$1	$6,388	$(882)	$(15,296)	$(9,789)

Net loss	0	0	0	0	(2,137)	(2,137)
Foreign currency translation	0	0	0	5	0	5
Share based compensation	0	0	99	0	0	99
Balance, September 29, 2017	13,224	$1	$6,487	$(877)	$(17,433)	$(11,822)

Net loss	0	0	0	0	(2,059)	(2,059)
Foreign currency translation	0	0	0	(141)	0	(141)
Share based compensation	0	0	106	0	0	106
Balance, September 28, 2018	13,224	$1	$6,593	$(1,018)	$(19,492)	$(13,916)

The accompanying notes are an integral part of these consolidated financial statements.

LEARNING TREE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Twelve months ended
	September 28	September 29
	2018	2017
Cash flows - operating activities
Net Loss	$(2,059)	$(2,137)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,333	1,945
Share-based compensation	106	99
Deferred income taxes	(211)	(53)
Provision for doubtful accounts	35	255
Accretion on asset retirement obligations	52	66
Restructuring charge	355	386
Loss on disposal of equipment, property and leasehold improvements	11	53
Unrealized foreign exchange gains (losses)	(203)	72
Settlement of asset retirement obligation	(254)	(310)
Changes in operating assets and liabilities:
Trade accounts receivable	939	(363)
Prepaid expenses and other assets	1,336	629
Income tax receivable / payable	210	513
Trade accounts payable	(287)	243
Deferred revenues	(1,736)	(2,833)
Deferred facilities rent and other	(920)	(1,470)
Other accrued liabilities	(311)	(317)
Net cash used in operating activities	(1,604)	(3,222)
Cash flows - investing activities:
Purchases of equipment, property and leasehold improvements	(297)	(42)
Proceeds from sale of equipment, property and leasehold improvements	7	15
Net cash used in investing activities	(290)	(27)
Cash flows - financing activities:
Payments on capital lease	(86)	(79)
Proceeds from issuance of term debt	2,000	0
Payments for debt issuance cost	(204)	0
Payments on long term debt	(206)	(9)
Net cash provided by (used in) financing activities	1,504	(88)
Effects of exchange rate changes on cash and cash equivalents	42	(123)
Net decrease in cash and cash equivalents	(348)	(3,460)
Cash and cash equivalents at the beginning of the period	5,080	8,540
Cash and cash equivalents at the end of the period	$4,732	$5,080

Supplemental disclosures:
Income tax paid	$164	$129
Interest paid	$102	$86

Supplemental non-cash disclosures:
Non-cash leasehold improvements	$166	$532
Non-cash loan payable	$166	$532

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

We follow a 52- or 53-week fiscal year, with our quarter-end dates on the Friday nearest the end of the calendar quarter and our year-end dates on the Friday nearest the end of September. Accordingly, our fiscal year 2018 ended on September 28, 2018, and our fiscal year 2017 ended on September 29, 2017. Thus, these consolidated financial statements report our consolidated financial position as of September 28, 2018, and September 29, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the fiscal years ended September 28, 2018 and September 29, 2017. Both fiscal years 2018 and 2017 were 52-week years.

Certain items in the fiscal year 2017 consolidated financial statements have been reclassified to conform with current presentations, as related to the balance sheet reclassification of certain liabilities in the consolidated balance sheets.

b. Basis of Presentation

As of and for the fiscal year ended September 28, 2018, we have reported an accumulated stockholders' deficit of $13.9 million and also reported negative cash flow from operations in fiscal year 2018 as revenues declined 9.0% year over year. At September 28, 2018, our capital resources consisted of cash and cash equivalents of $4.7 million and the borrowing capacity available under the Line of Credit Agreement with The Kevin Ross Gruneich Legacy Trust (“Credit Agreement”) and the Financing Agreement with Action Capital (“Financing Agreement”, which provide the Company with access to borrow up to an additional $6.0 million. While we continue taking steps to stabilize and grow revenues and decrease costs on a year over year basis in 2019, unless we are able to improve our profitability in the future, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

To address the decline in revenues, we have been working to leverage resellers and other partner models to increase our sales reach, increasing the size of our sales teams, shortening the duration of some of our courses and partnering with certification organizations and other training providers to broaden and deepen the training products we offer. Our overall objective continues to be the reversal of the year-over-year declines in revenue we have experienced recently by stabilizing revenue from training offered to our clients at our Education Centers while growing revenue from enterprise clients through Workforce Optimization Solutions and other customized training products.

We continued to reduce our operating expenses through a comprehensive cost reduction program initiated in fiscal year 2016. As a result of this program, we reduced operating expense for fiscal year 2018 by $2.0 million when compared to fiscal year 2017, this after a $10.7 million reduction in fiscal year 2017 compared to operating expense in fiscal year 2016. This excludes restructuring charges of $0.4 million in fiscal years 2018 and 2017 relating to excess world-wide leased real estate capacity. In addition, we reduced our cost of revenues in fiscal year 2018 by $3.7 million or 9.1% by continuing to right-size our operations and reducing travel and shipping costs.

On January 12, 2017, we entered into the Financing Agreement with Action Capital, which provides the Company with access to borrow through advances of funds up to a maximum aggregate principal amount of $3.0 million. We did not draw on the Financing Agreement during fiscal year 2017 or 2018.

Additionally, during the third quarter of fiscal year 2018, we entered into the Credit Agreement, with The Kevin Ross Gruneich Legacy Trust (the “Trust”) that provides the Company with access to borrow up to $5.0 million to support its capital and liquidity needs. On June 29, 2018, the Company borrowed $2.0 million under the Credit Agreement. The terms of the Credit Agreement also contain a subjective acceleration clause that can be triggered if the lender determines that we have Events of Default that would reasonably be expected to have a Material Adverse Effect, as defined in the Credit Agreement, and continuance thereof for ten (10) calendar days, which in turn would permit the lender to accelerate repayment of outstanding obligations. See Note 12 of the notes to consolidated financial statements for more information about the Credit Agreement and the Financing Agreement.

The stabilization of revenues and continued reduction in costs are integral to our goal of achieving a break even operating income line and a positive cash flow from operations for fiscal year 2019. We cannot provide assurances that our plans will not change, that changes in circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, or that we will be successful in securing additional liquidity when needed. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

c. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Learning Tree International, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated. The following is a list of our subsidiaries as of September 28, 2018:

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

We offer our customers a multiple-course sales discount referred to as a Learning Tree Training Passport. A Learning Tree Training Passport allows an individual Passport holder to attend up to a specified number of courses over a one- to two-year period for a fixed price. For Training Passports, revenue is recognized as courses are attended with the amount of revenue recognized based upon the selling price of the Training Passport, the list price of the course taken, the weighted average list price of all courses taken and the estimated average number of courses all Passport holders will attend. Upon expiration of each individual Training Passport, we record the difference, if any, between the revenues previously recognized and that specific Training Passport’s total invoiced price. The estimated attendance rate is based upon the historical experience of the average number of course events that Training Passport holders have attended. The actual Training Passport attendance rate is reviewed at least semi-annually, and if the Training Passport attendance rates change, the revenue recognition rate for active Training Passports and for Training Passports sold thereafter is adjusted prospectively.

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

The average actual attendance rate for all expired Training Passports has closely approximated the estimated rate we utilize. Although we have seen no material changes in the historical rates as the number of course titles have changed, we monitor such potential effects. In general, determining the estimated average number of course events that will be attended by a Training Passport holder is based on historical trends that may not continue in the future. These estimates could differ in the near term from amounts used in arriving at the reported revenue. If the estimates are wrong, we would record the difference between the revenues previously recognized for that Training Passport and the Training Passport selling price upon expiration of that Training Passport. Thus, the timing of revenue recognition may be affected by an inaccurate estimation, but the inaccuracy would have no effect on the aggregate revenue recognized over the one- to two-year life of each Training Passport.

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

We analyzed our historical volatility to estimate the expected volatility. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant that most closely resembles the expected life of our options. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on the simplified method under Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation.

As share-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures. Forfeitures were estimated based on historical experience.

f. Course Development Costs

Course development costs are charged to operations in the period incurred.

g. Advertising

Advertising costs are charged to expense in the period incurred. Advertising costs totaled $289 and $234 in fiscal years 2018 and 2017, respectively.

h. Cash and Cash Equivalents and Interest-bearing Investments

We consider highly liquid investments with remaining maturities of ninety days or less when purchased to be cash equivalents.

Restricted interest-bearing investments at September 28, 2018 consisted of cash deposits of $732 (562 British Pounds), $169 (1,500 Swedish Krona) and $587 which were pledged as collateral to secure our obligations under leases for education center facilities located in the United Kingdom, Sweden, and the United States, respectively. This compares to restricted interest-bearing investments of cash deposits of $753 (562 British Pounds), $188 (1,535 Swedish Krona) and $536 at September 30, 2017. The United Kingdom deposits are held in trust by the landlord with interest accruing to us and paid on an annual basis. The deposits will be released to us at the earlier of the end of the lease period or when certain financial ratios have been met. In the United States, the deposit is in an interest-bearing restricted account held by our bank and serves as collateral for letters of credit issued to our landlords by our bank.

i. Marketing Expenses

Marketing expenses for fiscal year 2018 primarily include the costs of digital marketing campaigns and electronic mail to our proprietary database of IT professionals and internal marketing staff costs.  Marketing expenses for fiscal year 2018 primarily include the external costs associated with the design, printing, postage, list rental and handling of direct mail advertising materials to be mailed in the future as well as internal marketing staff costs. These costs are charged to expense in the month in which the advertising campaign occurs since the benefit period for such costs is short and the amount of future benefit is not practically measurable. Marketing expenses for fiscal years 2018 and 2017 were $1,714 and $1,999 respectively.

j. Equipment, Property and Leasehold Improvements

Equipment, property and leasehold improvements are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Education and office equipment (years)	3	to	5
Transportation equipment (years)		4
Leasehold improvements	20 years or the life of the lease, if shorter

Depreciation and amortization expense totaled $1,333 and $1,945 in fiscal years 2018 and 2017, respectively. Costs of normal maintenance and repairs and minor replacements are normally charged to expense as incurred. In those instances where we have determined we are contractually obligated to incur recurring repairs and maintenance costs related to our leased facilities, a provision is made in the consolidated financial statements at the earlier of the date the expense is incurred or the date of the obligation. The costs of assets sold or retired are eliminated from the accounts along with the related accumulated depreciation or amortization, and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss.

During fiscal year 2018, we financed $0.2 million of leasehold improvements through financing agreements with third party lenders, compared to $0.5 million during fiscal year 2017.

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

m. Comprehensive loss

We report comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Other comprehensive loss is comprised of foreign currency translation adjustments. At the end of fiscal year 2018, accumulated other comprehensive loss consisted of cumulative foreign currency translation adjustments of $(1,018) compared to cumulative foreign currency translation adjustments of $(877) at the end of fiscal year 2017.

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

s. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes most existing revenue recognition models that require revenue guidance under GAAP. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve its core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years. US GAAP requires public entities to apply the revenue standard for annual reporting periods (including interim periods therein) beginning after December 15, 2017, and permits early adoption a year earlier (that is, for annual periods beginning after December 15, 2016). Nonpublic entities reporting under US GAAP are required to apply the revenue standard for annual periods beginning after December 15, 2018. Nonpublic entities reporting under US GAAP are permitted to apply the standard early; however, adoption can be no earlier than annual reporting periods beginning after December 15, 2016. We will adopt these standards when it becomes effective and plan to use the modified transition approach. The Company is still finalizing its analysis of the adoption of Topic 606 and have not yet estimated the impact of the adoption on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. As such, we have adopted ASU 2014-15 effective with the start of our fiscal year beginning September 30, 2017. We have and will continue to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and liabilities on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Accordingly, the standard is effective for us on September 28, 2019.  Early adoption is permitted.  We are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the new standard is effective for us on September 29, 2018 using a retrospective approach. We adopted this standard on September 29, 2018 and our analysis is that this standard will not have any significant impact on our statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard would be effective for us on September 29, 2018 using a retrospective approach and will result in our restricted cash to be included with cash and cash equivalents to reflect total cash on our statement of cash flows. We adopted this standard on September 29, 2018 and our analysis is that this standard will not have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). The standard simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted.

The Company has evaluated the conversion feature of the debt outstanding under the Credit Agreement and concluded that the down round provision of the Company’s conversion feature qualifies under ASU 2017-11’s definition. Consequently, the Company early adopted this ASU to be able to eliminate the current requirements to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.

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

When the ARO liability is initially recorded, we increase the carrying amount of the related long-lived asset (leasehold improvements) by an amount equal to the calculated liability. The liability is subsequently accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset, which is the lease term. The ARO liability is recorded at fair value, and accretion expense (included in general and administrative expenses) is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO liability is measured using the expected future cash outflows related to the lease and calculated by using inflation rates in effect at the time of adoption and incorporating a market-risk premium and discounted at our credit-adjusted risk-free interest rate at the time of adoption. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in our earnings.

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

The following table presents the activity for our ARO liabilities, which primarily consists of the estimated cost to remove leasehold improvements at our Education Centers:

	Year ended	Year ended
	September 28, 2018	September 29, 2017

ARO balance, beginning of period	$1,143	$1,369
Accretion expense	52	66
Settlement of ARO liability	(254)	(310)
Foreign currency translation	(25)	18
ARO balance, end of period	$916	$1,143

3. INCOME TAXES

We file a consolidated United States federal income tax return which includes all of our domestic operations. Our domestic subsidiaries also file income tax returns based on our operations in certain state and local jurisdictions. We file separate tax returns for each of our foreign subsidiaries in the countries in which they operate.

In December 2017, the Tax Cuts and Jobs Act (“the Act” or “TCJA”) was enacted. The Act includes significant changes to the U.S. corporate tax system, including (i) a reduction in the corporate income tax rate from 35% to 21%, (ii) transitioning from a worldwide basis of taxation to a modified territorial tax system, creating a new tax on certain foreign tax earnings (iii) imposing a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries, and (iv) repealing the alternative minimum tax (“AMT”).

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Act, the Company revalued its ending net deferred tax assets and liabilities at September 28, 2018 and adjusted its valuation allowance for a corresponding amount.

The Act provided for a one-time transition tax on the deemed repatriation of all previously untaxed post-1986 undistributed foreign subsidiary earnings and profits (“E&P”).  The Act allows for partial participation exemption deductions against the foreign earnings depending on the nature of assets held in the foreign subsidiary group such that foreign earnings held in the form of cash and cash equivalents are taxed at an effective rate of 15.5% and the remaining earnings are taxed at an effective rate of 8%. The one-time transition tax resulted in an inclusion of $3.1 million. The Company has sufficient U.S. operating loss carryforwards and foreign tax credits satisfy the liability resulting in no tax expense. The Company recorded no tax expense related to its one-time deemed repatriation net inclusion due to the current year tax loss, net operating losses and foreign tax credits offsetting any tax liability. These amounts are presented as provisional while the Company continues to review the balance of foreign earnings required to be included under section 965(a) of the Internal Revenue Code.

Before the Act, the Company recorded an anticipated liability for repatriation of certain foreign subsidiary earnings (net of foreign tax credits) of $6.6 million. As a result of the transition tax and modified territorial system rules in the Act, the Company will now be in a position to distribute cash from its various foreign subsidiaries without incremental US federal taxation. As such, the Company has reversed the corresponding liability. The Company, however, has not changed its overall permanent reinvestment assertion. The Act repealed AMT and allowed for AMT credits carried forward to be utilized and any remaining amount refunded. The Company recognized a deferred tax benefit of $189 related to the refundable AMT credits. Before the Act the Company had a deferred tax asset of $189, related to the valuation allowance released on the refundable AMT credits, which was fully valued against. The Company has included in its taxable income the provisional impact related to the one-time transition tax, the repeal of the AMT credit, and the revaluation of deferred tax balances and included these estimates in its consolidated financial statements for the year ended September 28, 2018. These amounts are presented as provisional, while the Company continues to review the impacts of the Act. The Company is in the process of analyzing the impact of the various provisions of the Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. The Company expects to complete its analysis within the measurement period (not to extend beyond one year of the enactment date).

For the year ended September 2018, the income tax expense computed at the U.S. federal income tax rate of 24.6% differs from the effective tax rate of (6.9)%, primarily due to the revaluation of the net deferred tax assets and valuation allowance to account for the change in the U.S. corporate tax rate and the reversal of the tax liability on foreign undistributed earnings resulting from the change in tax law under the Act resulting in a 20.6% and 8.7% impact to the rate, respectively. The impact of the enactment of the Act is reflected in the tables below.

Loss before provision for income taxes consists of the following:

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Domestic	$(2,214)	$(1,335)
Foreign	288	(328)
Total	$(1,926)	$(1,663)

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Current tax provision:
State	$39	$113
Foreign	305	414
	344	527
Deferred tax provision (benefit):
U.S. Federal	4	50
Impact of TCJA	(189)	0
Foreign	(26)	(103)
	(211)	(53)
Provision for income taxes	$133	$474

The following is a reconciliation of the provision for income taxes to the United States federal statutory tax rate:

	Fiscal Year Ended
	September 28, 2018	Effective Tax rate %	September 29, 2017	Effective Tax rate %

Income taxes at the U.S. statutory rate	$(473)	24.6%	$(582)	35.0%
Equity compensation	22	(1.1)	16	(0.9)
Subpart F	43	(2.2)	38	(2.3)
Sec 956 inclusion	0	0.0	191	(11.5)
Other permanent differences	839	(43.6)	267	(16.1)
Effects of foreign taxes and tax credits	(149)	7.7	47	(2.9)
State income taxes	125	(6.5)	73	(4.4)
Uncertain tax positions	280	(14.5)	343	(20.6)
Change in valuation allowance	(2,244)	116.5	349	(21.0)
Change in rate	6	(0.3)	(249)	15.0
Impact of 2017 Tax Cuts and Jobs Act	2,432	(126.3)	0	0.0
True-Up	(650)	33.7	(15)	0.9
Other	(98)	5.1	(4)	0.3
Total provision for income taxes	$133	(6.9)%	$474	(28.5)%

Other permanent differences mainly relate to equity compensation, meals and entertainment, and foreign permanent items.

Significant management judgment is required in determining our provision for income taxes and in determining whether any deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that would not be realized. Realization will be based on our ability to generate sufficient future taxable income. In fiscal year 2012, we established a valuation allowance against our deferred tax assets in the United States due to current year and projected future pre-tax book losses. We continued to maintain this valuation allowance throughout fiscal years 2017 and 2016. As of September 28, 2018, and September 29, 2017, we have net operating loss carryforwards to utilize in the U.S. of $27,473 and $20,294, respectively. Under the provisions of Internal Revenue Code section 382, certain substantial changes in the Company’s ownership may result in a limitation of the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable. Due to the Purchase Agreement entered on June 29, 2018, a portion of the Company’s net operating loss carryforwards are subject to an annual limitation under section 382. The Company does not expect this limitation to impact its ability to utilize all of its net operating losses prior to their expiration. Additionally, we have $253 and $132 foreign tax credit carryforwards for tax return purposes as of September 28, 2018 and September 29, 2017, respectively.  The U.S. net operating loss and foreign tax credit carryforwards are scheduled to begin to expire in 2031 and 2020, respectively.

Deferred income tax assets and liabilities consist of the following:

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Domestic operations:
Deferred tax assets:
Deferred facilities rent charges	$1,464	$2,544
Deferred revenue	338	579
Foreign tax credit carryforwards	253	132
Alternative minimum tax credit carryforwards	0	189
Accrued vacation	279	344
Equity compensation	59	83
Depreciation and amortization	99	1,986
Net operating loss	7,464	8,446
Capital loss	55	83
Allowance for bad debt	131	307
Related party payables and Subpart F	505	541
Other	0	140
Deferred tax liabilities:
Prepaid expenses and other	(129)	(111)
Undistributed earnings of foreign subsidiaries	(70)	(2,378)
Domestic net deferred tax assets	10,448	12,885
Foreign operations:
Deferred tax assets:
Depreciation and other	518	505
Deferred tax liabilities:
Depreciation and other	(48)	(52)
Foreign net deferred tax assets	470	453
Domestic and foreign deferred tax assets	10,918	13,338
Valuation allowances	(10,519)	(12,951)
Net deferred tax assets	$399	$387

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For fiscal year 2018, we recognized an expense of $107 attributable to interest for uncertain tax positions related to transfer pricing and interest accrued. As of September 28, 2018, and September 29, 2017, we had $944 and $843 accrued, respectively, for interest and penalties for uncertain tax positions. As of September 28, 2018, $1,616 of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly change within the next 12 months due to changes in circumstances other than related to these intercompany transactions. We file income tax returns in the United States and various state, local, and foreign jurisdictions, and remain subject to examinations by these jurisdictions for fiscal years 2011 through 2017.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Balance, beginning of year	$1,009	$713
Increases related to tax positions taken during the current period	147	296
Balance end of year	$1,156	$1,009

The Company has deemed to have repatriated the unremitted earnings from the foreign subsidiaries to the United States as a result of the Tax Cuts and Jobs Act which then became taxable to the Company. As of September 28, 2018, and September 29, 2017 the Company recorded a deferred tax liability for U.S. federal income of $0 and $2,312 and foreign withholding taxes of $70 and $66, respectively. This is related to approximately $0 and $6,606 of its international subsidiaries’ undistributed earnings as of September 28, 2018 and September 29, 2017, respectively. The deferred tax liability for the undistributed earnings as of September 28, 2018 were reversed due to the Company repatriating all the unremitted earnings from the foreign subsidiaries.

4. COMMITMENTS AND CONTINGENCIES

a. Operating Lease Commitments

As of September 28, 2018, we had various non-cancelable operating leases for facilities that expire at various dates through 2026 and certain leases for office equipment requiring annual payments as follows:

Fiscal Year Ending	Minimum Lease Payments	Less Sublease Proceeds	Net Lease Commitments
2019	$5,563	$561	$5,002
2020	4,933	583	4,350
2021	3,635	348	3,287
2022	2,366	0	2,366
2023	1,545	0	1,545
Thereafter	4,572	0	4,572
	$22,614	$1,492	$21,122

Rental expense was $4,893 and $6,475 for fiscal years 2018 and 2017, respectively.

During fiscal year 2017, the lease for our New York facility expired and we did not renew this lease. Instead, we are continuing to offer courses in New York under a five-year agreement with a third party that provides us with ten classrooms at their location in New York City. During fiscal year 2018 we amended the lease for our Alexandria, VA facility to reduce the square footage leased from 14,037 square feet to 8,060 square feet and the number of classrooms from seven to five, as well as extended the lease term through December 31, 2022, provided that Learning Tree has the right to terminate the lease earlier, as of November 30, 2019. We amended the lease for our Rockville, MD facility in October 2017 to reduce the square footage leased from 25,976 square feet to 7,011 square feet and the number of classrooms from eleven to five, as well as extended the lease term through February 29, 2020. We assigned, through the end of the term, the leases for two floors of our London Education Center to a third party as of the end of fiscal year 2017 and will retain a lease for the ground and basement floors of the London Education Center. We early terminated our lease for the 17,207 square foot Toronto, Canada education center on March 31, 2018 and subsequently identified a smaller facility nearby that contains four classrooms for us to run courses.

On August 15, 2017, Learning Tree International Limited, a company incorporated under the laws of the United Kingdom (“Learning Tree Limited”) and subsidiary of the Company, entered into an agreement with Laxton Properties Limited (the “Landlord”) to assign two of its lease agreements, with the Company acting as the guarantor for Learning Tree Limited.  The two lease agreements were initially effective as of November 14, 2012 and will expire on November 13, 2022. The two leases cover the first and second floors at Learning Tree Limited’s current location in London (“Euston House”) and will be assigned in their entirety to i2 Office Limited. The leases provide for an average annual minimum rent of £365 ($489) for the first floor and £366 ($490) for the second floor. Learning Tree Limited retained its leases for the ground and basement floors at Euston House. On September 28, 2017, the assignment by Learning Tree Limited of its lease agreements to i2 Office Limited became effective. As a result of the assignment of the first and second floors at the Euston House location occurring, Learning Tree Limited received a refund of approximately £876 ($1,174) for its deposits from the landlord. In order to continue to offer training courses at this location, Learning Tree International Limited spent approximately £525 ($703) to renovate the ground and basement floors to include sufficient classrooms and support facilities. The Company was able to externally finance the renovation costs. See Note 12 of the consolidated financial statements.

b. Capital Lease Commitments

During fiscal year 2017, we acquired two printers and their licensed software under capital leases. The following is a summary as of September 28, 2018 of the present value of the net minimum lease payments on capital leases:

Fiscal Year Ending	Minimum Lease Payments

2019	116
2020	116
2021	102
Total minimum payments	$334

Less amount representing interest (imputed weighted average capital lease annual interest rate of 9.1% for Equipment Lease and 7.67% for Software Lease)	(40)
Net minimum payments	294
Less Current Portion	(94)
Present Value of Minimum Payments, Less Current Portion	$200

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

5. STOCKHOLDERS’ EQUITY

We did not purchase any shares of our common stock during fiscal years 2018 and 2017. We may make purchases of common stock in the future, but we have no commitments to do so.

On June 29, 2018, the Company and the Trust entered into the Credit Agreement. Pursuant to the terms of the Credit Agreement, the Company has access to borrow up to $5.0 million of funds. The principal amount of sums that are borrowed by the Company under the Credit Agreement may be converted by the Trust into shares of Common Stock (“Conversion Shares”) at any time prior to the Maturity Date at a conversion price of $1.00 per share of Common Stock (“Conversion Price”).  See Note 12 of the consolidated financial statements for more information on the Credit Agreement.

6. SHARE-BASED COMPENSATION

Effective April 17, 2018, our stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan is administered by the Compensation and Stock Option Committee subject to approval of all grants by the Board of Directors. The 2018 Plan permits the granting of nonqualified stock options and incentive stock options to our employees, officers, and directors in an amount up to an aggregate of 600,000 shares of common stock. Under the 2018 Plan, no plan participant may be awarded more than 50,000 stock options during any calendar year, such that a maximum of no more than 150,000 stock options may be granted to a plan participant during the 2018 Plan’s term. Additionally, the aggregate dollar value of awards granted to any non-employee director in any calendar year shall not exceed $50,000. The 2018 Plan expires on April 17, 2023. The 2007 Equity Incentive Plan (the “2007 Plan”) permitted the granting of nonqualified stock options, incentive stock options, stock appreciation rights (or SARs), restricted stock, restricted stock units, performance units and performance shares to our employees, officers, directors and consultants in an amount up to an aggregate of 1,000,000 shares of common stock. The 2007 Plan expired at the end of December 2016 and no further grants were made under this plan. However, options granted under the 2007 Plan prior to the expiration of the 2007 Plan, which equal 350,000 options, will continue to be subject to the terms of the 2007 Plan and their award agreement. Option awards have been granted with an exercise price equal to the market price of our stock at the date of grant and generally vest one fourth per year over four years (in some instances, subject to achieving certain financial targets in the year with respect to which they are granted) and have ten-year contractual terms. The exercise price, vesting schedule and period required for full exercisability of the options is at the discretion of the Compensation and Stock Option Committee of our Board of Directors. In connection with the employment of the Company’s Chief Executive Officer in 2015, the Compensation and Stock Option Committee, with the approval of our Board, issued 300,000 non-qualified stock options that were not part of the 2007 Plan or any other equity incentive plan previously approved by Company stockholders. These non-qualified stock options were granted with an exercise price equal to the market price of our stock at the date of grant and have an equal vesting period over a four-year period. We recognize compensation cost for all awards on a straight-line basis (or, on a graded basis for those options with performance conditions) over the requisite service period for the entire award, which is equal to the vesting period. We have a policy of issuing new shares of common stock to satisfy share option exercises.

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

A summary of option activity under the 2018 Plan, the 2007 Plan and the additional Board-authorized non-qualified option grants during fiscal years 2017 and 2018 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2016	850,000	$1.88	8.5	$0.00
Options granted	0	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	(200,000)	$3.85		$0.00
Outstanding at September 29, 2017	650,000	$1.28	8.0	$0.00
Options granted	125,000	$1.35	4.8	$0.00
Options exercised	0	$0.00
Options forfeited, expired and unearned	0	$0.00
Outstanding at September 28, 2018	775,000	$1.29	6.6	$0.00
Vested and expected to vest at September 28, 2018	770,653	$1.28	6.6	$0.00
Exercisable at September 28, 2018	350,000	$1.30	6.9	$0.00

During fiscal year 2018, the fair value of each option was estimated on the date of grant using the Black-Scholes model that uses the following weighted-average assumptions. There were no option grants during fiscal year 2017.

2018
Expected dividend yield	$0.00
Risk-free interest rate	2.68%
Expected option term (years)	3.3
Volatility	47.53%
Weighted-average fair value	$0.27

Share-based compensation expense related to employee stock options is included in cost of revenues and operating expenses consistent with the respective employee salary costs. These costs totaled $106 and $99 for fiscal years 2018 and 2017, respectively. As share-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated pre-vesting forfeitures.

If the non-vested stock options fully vest, they will result in future expense of $119 over a weighted-average remaining amortization period of 3 years. The total income tax benefit relating to stock options and recognized in the consolidated statements of operations and comprehensive loss was $0 for both fiscal years 2018 and 2017.

Restricted Stock Units

As noted above, our 2007 Plan permitted us to grant restricted stock units (RSUs), which entitle holders to receive shares of common stock upon vesting. During fiscal year 2018, we did not grant any RSUs and there were no RSUs outstanding as of the end of fiscal years 2018 or 2017.

7. EMPLOYEE BENEFIT PLANS

We have adopted a defined contribution plan for the benefit of our domestic employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (our “401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contributions is subject only to statutory limitations. We make contributions at a rate of 30% of the first 6% of employee compensation contributed. We contributed $183 and $177, net of forfeitures of $26 and $49, to our 401(k) Plan for fiscal years 2018 and 2017, respectively.

We have adopted or participate in country-sponsored defined contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2018 and 2017, our cost for these plans was approximately $324 and $361, respectively.

 8. LOSS PER SHARE

Loss per share—basic is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per share—diluted includes the dilutive effect, if any, of nonvested restricted stock grants, nonvested restricted stock units and of outstanding options to purchase common stock, using the treasury stock method. For fiscal years 2018 and 2017, 775,000 and 650,000 stock options, respectively, were anti-dilutive and excluded from the loss per share—diluted calculation. Loss per share—diluted would also include the dilutive effect, if any, of the convertible debt issued during fiscal year 2018. For fiscal year 2018, the two million shares issuable upon conversion of the $2.0 million of convertible debt under the Credit Agreement were anti-dilutive and excluded from the loss per share—diluted calculation.

 The following table sets forth the calculation of basic and diluted loss per share:

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017
Numerator:
Net loss	$(2,059)	$(2,137)

Denominator:
Weighted average shares outstanding
Basic	13,224	13,224
Effect of dilutive securities	0	0
Diluted	13,224	13,224

Loss per common share - basic and diluted:	$(0.16)	$(0.16)

9. OPERATING SEGMENT INFORMATION

 Our worldwide operations involve the design and delivery of instructor-led classroom training courses and related services to business and government organizations. The training and education we offer is presented by our instructors in a virtually identical manner in every country in which we operate, regardless of whether presented in leased classroom space or external facilities, of the content of the class being taught, the language of the presentation or the printed course materials or of the location or method of distribution. We did not have sales to any one commercial customer or government agency that amounted to 10% or more of our revenues in fiscal years 2018 or 2017.

We conduct and manage our business globally, and our management makes financial decisions and allocates resources based on the information we receive from our internal management systems. Our reportable segments are: the United States, Canada, the United Kingdom, Sweden and Japan. As a measure of segment performance, our Chief Operating Decision Maker reviews revenues and gross profit for each segment. Intersegment sales were $3,568 and $4,523 in fiscal years 2018 and 2017, respectively.

Summarized financial information by reportable segment for fiscal years 2018 and 2017, is as follows:

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017
Revenues:
United States	$38,918	$44,246
Canada	6,325	6,700
North America	45,243	50,946
United Kingdom	14,237	14,492
Sweden	2,417	2,920
Japan	2,421	2,305
Total	$64,318	$70,663

Gross profit:
United States	$16,609	$20,259
Canada	2,968	2,827
North America	19,577	23,086
United Kingdom	5,138	4,172
Sweden	1,244	1,493
Japan	1,717	1,614
Total	$27,676	$30,365

Depreciation and amortization:
United States	$619	$972
Canada	175	182
North America	794	1,154
United Kingdom	495	746
Sweden	37	42
Japan	7	3
Total	$1,333	$1,945

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017
Total assets:
United States	$12,536	$13,239
Canada	1,658	2,349
North America	14,194	15,588
United Kingdom	5,749	6,944
Sweden	1,357	2,169
Japan	1,348	1,562
Total	$22,648	$26,263

Long-lived assets:
United States	$2,786	$3,348
Canada	245	410
North America	3,031	3,758
United Kingdom	1,167	1,536
Sweden	42	80
Japan	76	67
Total	$4,316	$5,441

Capital expenditures:
United States	$199	$23
Canada	42	13
North America	241	36
United Kingdom	38	4
Sweden	3	0
Japan	15	2
Total	$297	$42

10. DEFERRED FACILITIES RENT AND OTHER

The following tables show details of the following line items in our consolidated balance sheets.

Current Portion of Deferred Facilities Rent and Other

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017
Reston lease liability	$942	$895
Deferred rent and other	426	412
UK warehouse facility	91	0
Capital lease obligations	94	86
	$1,553	$1,393

Noncurrent Portion of Deferred Facilities Rent and Other

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017
Deferred rent and other	$3,033	$3,434
Reston lease liability	1,025	1,687
Capital lease obligations	200	294
	$4,258	$5,415

11. VALUATION AND QUALIFYING ACCOUNTS

Activity with respect to our provision for doubtful accounts is summarized as follows:

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017
Beginning balance	$795	$542
Provision for doubtful accounts	35	255
Charges against allowance	(304)	0
Other	(10)	(2)
Ending balance	$516	$795

Activity with respect to our valuation allowance for deferred tax assets is summarized as follows:

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017
Beginning balance	$12,951	$12,602
Provisions	(2,432)	349
Ending balance	$10,519	$12,951

 Activity with respect to our lease liabilities is summarized as follows:

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017
Beginning balance	$2,582	$3,160
Provisions	355	386
Accretion	196	175
Charges against allowance	(1,075)	(1,139)
Ending balance	$2,058	$2,582

12. DEBT

The Trust Line of Credit Agreement

On June 29, 2018, the Company and the Trust entered into the Credit Agreement. Pursuant to the terms of the Credit Agreement, the Company has access to borrow up to $5.0 million of funds (“Commitment Amount”) from the Trust. The maturity date (the “Maturity Date”) of the Credit Agreement occurs as of the earlier of: (i) 10 years from the date of the closing of the Credit Agreement; or (ii) the date the Trust accelerates the Company’s obligations under the Credit Agreement because of the occurrence of an event of default (as defined in the Credit Agreement).  The interest rate on amounts borrowed by the Company are at a fixed rate of 5% per annum with interest only payments due by the Company on a quarterly basis. The obligations of the Company under the Credit Agreement are unsecured obligations that will rank pari passu with all other unsecured obligations of the Company.

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

The terms of the Credit Agreement provide for acceleration of the principal and accrued interest in an Event of Default, as defined in the Credit Agreement, which includes events such as (i) failure to timely pay the quarterly interest due; (ii) failure to timely pay a material liability where such default would reasonably be expected to have a material adverse effect on the Company; (iii) any acceleration of the Action Capital Line of Credit or any other default on any other indebtedness by the Company in excess of $500; (iv) failure to perform material covenants set forth in the Credit Agreement; (v) breach of representations and warranties; or (vi) payment of a final judgment or order against the Company that is not covered by insurance in excess of $500. Such Events of Default as well as the referenced to Material Adverse Effect in the Events of Default (as defined in the Credit Agreement) are construed to be subjective acceleration clause that can be triggered if the lenders determine that we have experienced a material adverse change. If triggered by the lenders, this clause would create an Event of Default which in turn would permit the lenders to accelerate repayment of outstanding obligations. As of September 28, 2018, the Company has met the required EBITDA minimum as defined in the Credit Agreement, however current projections for fiscal year 2019 indicate that the Company will not meet the EBITDA requirement at the end of the first quarter of fiscal year 2019. Accordingly, the Company has reclassified the long-term debt under the Credit Agreement to a current liability on its balance sheet as of September 28, 2018.

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

Under the terms of the Euston Financing Agreements, the equipment and other materials for the Euston House Renovation were purchased from suppliers with financing received by Learning Tree Limited from the lenders with such lenders retaining ownership of the purchased equipment and materials financed. Learning Tree Limited provides each lender with indemnification in each Euston Financing Agreement from and against losses, damage, claims and demands that a lender may incur that arises out of the possession or use of the equipment and materials financed or such Euston Financing Agreement, except where such losses arise from death or personal injury caused by the lender’s negligence. The Euston Financing Agreement liabilities are recorded within current and non-current loan payable in the consolidated balance sheets.

 Action Capital Financing Agreement

On January 12, 2017, the Company entered into the Financing Agreement with Action Capital that provides the Company with access to borrow up to a maximum aggregate principal amount of $3.0 million (the “Maximum Amount”). Pursuant to the Financing Agreement, the amount advanced to the Company is based on an advance rate of up to 85% of the net amount of certain customer accounts receivable of the Company’s U.S. subsidiary as approved by Action Capital and assigned to it as collateral (the “Acceptable Accounts”). The Financing Agreement is in full force and effect until such time as either party terminates the Financing Agreement by providing written notice. Following termination, the Company will remain liable for all outstanding indebtedness owed to Action Capital under the Financing Agreement.

Under the Financing Agreement, the Company is required to pay Action Capital: (i) interest on the outstanding advances at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 1.75%; (ii) a monthly fee equal to 0.70% of the outstanding advances as of the last day of the month; and (iii) a fee of 0.25% of the Maximum Amount, which was payable to Action Capital on the date the Financing Agreement is signed and every 90 days thereafter until the Financing Agreement is terminated and all amounts advanced and other obligations to Action Capital have been fully paid and satisfied. The Company’s obligations under the Financing Agreement are secured by Acceptable Accounts, accounts receivable due from U.S. based account debtors and any contract rights, chattel paper, documents, instruments, general intangibles (excluding general intangibles consisting of intellectual property or intellectual property rights), reserves, reserve accounts, deposit and demand accounts, rebates, and books and records pertaining to any Acceptable Accounts that are assigned to Action Capital and all proceeds of the foregoing property.  As of September 28, 2018, the Company has not drawn from the Financing Agreement.

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017

Balance at beginning of period	$532	$0

Additions:
Euston House financing agreements	166	536
The Kevin Ross Gruneich Legacy Trust	2,000	0
Less: Capitalized Debt Issuance Cost	(199)	0
	1,967	536

Payments:
Euston House financing agreements	(211)	(4)
	(211)	(4)

Foreign currency translation	(15)	0

Balance at end of period	$2,273	$532

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017
Current	$2,223	$167
Long Term	50	365
	$2,273	$532

13. RESTRUCTURING ACTIVITY

In September 2016, we determined that 81% of our Reston Town Center facility in Reston, Virginia (RTC) was no longer needed to conduct our business and, accordingly, we renewed efforts to sublease the surplus space at this facility. As a result, we recorded a restructuring charge of $1.9 million for the estimated liability associated with future rentals of the surplus space due under the property lease as of the cease use date. The fair value of this liability at the cease use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk-free rate. ASC 420, Exit or Disposal Cost Obligation, requires this liability to be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date. In March 2017, we re-evaluated the estimated cash flows from the estimated sublease rentals and operating expenses. As a result, we recorded an additional $0.4 million restructuring charge in our second quarter of fiscal year 2017. In the first quarter of fiscal year 2018, we adjusted the estimated cash flows due to an increase in real estate taxes and recorded an additional $0.1 million restructuring charge. As of September 28, 2018, we have subleased 40% of the surplus space.

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

Additionally, in September 2018, we recorded a $0.1 million restructuring charge for rent, service charges and realtor fees related to the cease use and eventual surrender of the UK warehouse facility.

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017

Balance at beginning of period	$2,582	$3,160

Additions:
RTC cease-use charge	104	386
Toronto surrender agreement	160	0
UK warehouse facility	91	0
Accretion expense	196	175
	551	561

Reductions:
Payment on Toronto surrender agreement	(160)	0
Rent payments net of deferred rent	(915)	(1,139)
	(1,075)	(1,139)

Balance at end of period	$2,058	$2,582

	Fiscal Year Ended
	September 28,	September 29,
	2018	2017
Current	$1,033	$895
Long Term	1,025	1,687
	$2,058	$2,582

  As of September 28, 2018, such restructuring liability is recorded as part of deferred facilities rent and other in the consolidated balance sheets.

14. SUBSEQUENT EVENTS

On October 1, 2018, the Company borrowed an additional advance under The Trust Line of Credit Agreement in the amount of $1.0 million which principal amount may be converted into shares of common stock at any time by the Trust.

On December 20, 2018, the Company announced its intention to deregister its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934, as amended.  The Company is eligible to deregister its common stock and suspend its SEC reporting requirements because the number of holders of record of its common stock as of the first day of its 2019 fiscal year and currently is less than 300.

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

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 28, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2018.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of September 28, 2018, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on these review activities, our management concluded that our internal control over financial reporting was effective as of September 28, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         OTHER INFORMATION

None

PART III

(dollar amounts shown in Part III are in actual dollars)

Item 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR DIRECTORS

The Company’s Board of Directors (the “Board”) is currently comprised of seven directors, of which two seats are currently vacant, and is divided into three classes, Class I, Class II and Class III, each with staggered three-year terms. On June 29, 2018 Dr. David Collins and Mrs. Mary Collins each resigned from the Board. Effective June 29, 2018, Kevin Gruneich was appointed to the Board to fill a Class III Director vacancy and was also elected Chairman. On July 20, 2018, Jamie Candee and Sarah Gardial were appointed to the Board to fill two director vacancies. Ms. Candee will serve as a Class I Director, and Ms. Gardial will serve as a Class III Director. Mr. Gruneich, Ms. Candee and Ms. Gardial will all stand for election at the Company’s next annual meeting in 2019 and then after their election will serve with the other directors in their respective class for the remainder of that class’s term. On August 4, 2018 Dr. John R. Phillips and Dr. Henri Hodara each resigned as directors of the Company. The Board is continuing to evaluate filling the Class II and Class III vacancies created from these resignations.

The current term of the Class III directors will expire at our 2019 annual meeting of stockholders. The term of the Class I directors will expire at the annual meeting of stockholders to be held in 2020, and the term of the Class II directors will expire at the annual meeting of stockholders to be held in 2021. In accordance with our Bylaws, if the Class II and Class III director vacancies are filled by the Board, then the newly appointed director(s) would be required to stand for election at the next annual meeting of Company stockholders following such appointment.

The names of our directors, their ages as of December 1, 2018 and their positions with the Company are set forth below, followed by a brief biographical description of each of our directors.

Name	Age	Position

Class III Directors for Election — Present term expires in 2019.
Kevin Gruneich	60	Chairman of the Board
Sarah Gardial (2)(4)(6)	61	Director

Class I Directors— Present term expires in 2020.
Richard A. Spires	57	Chief Executive Officer and Director
Jamie Candee (3)(4)(5)	41	Director

Class II Directors— Present term expires in 2021.
Richard J. Surratt (1)(2)(5)	57	Director

(1)     Chairman of the Audit Committee.

(2)     Member of the Nominating and Corporate Governance Committee (the “Governance Committee”).

(3)     Chairman of the Governance Committee.

(4)     Member of the Audit Committee.

(5)     Member of the Compensation and Stock Option Committee (the “Compensation Committee”).

(6)     Chairman of the Compensation Committee.

Kevin Gruneich was appointed to serve on our Board in June 2018. Mr. Gruneich currently serves on the Board of The University of Iowa Center for Advancement and on its Investment Committee, as well as on the Advisory Board for Spy Hop Productions, a leading youth media arts program.  Mr. Gruneich served as a Director of Questar Assessment beginning 2008 until its sale to ETS (Educational Testing Service) in 2017. From 1996 to 2004, Mr. Gruneich worked for The Bear Stearns Companies in New York serving in the following positions: Senior Managing Director, Senior Publishing/Information Analyst and Co-Head of the Global Media Research Group. Prior to 1996, Mr. Gruneich served as Managing Director and Senior Publishing/Information Analyst at First Boston since 1982. Mr. Gruneich was named to Institutional Investor Magazine’s All America Research Team for 20 consecutive years. Mr. Gruneich’s financial industry experience includes equity research, covering the Publishing/Information Industry, mergers & acquisitions, capital markets, corporate finance, private equity and strategic transactions/initiatives. Mr. Gruneich holds a B.B.A. in Finance and Industrial Relations with a minor in Political Science from The University of Iowa and an MBA from The Wharton School, University of Pennsylvania. Our Board believes Mr. Gruneich is qualified to serve as a director due to his industry experience and expert knowledge of finance matters.

Sarah Gardial was appointed to serve on our Board in July 2018. Ms. Gardial currently serves as the Dean of the Henry B. Tippie College of Business at The University of Iowa, which position she has held since 2012. Ms. Gardial additionally serves as a director on two corporate boards: (i) the United Fire Group, which position she was appointed to in 2016, where she also serves on the Compensation and Risk Committees and (ii) The University of Iowa Community Credit Union, which position she was appointed to in 2014, where she serves as Chair and also as the Chair of the Compensation Committee. Prior to her position with The University of Iowa, from 2004 to 2012, Ms. Gardial served as the Beaman Professor of Business at the University of Tennessee where her leadership roles included Vice Provost for Faculty Affairs, as well as Assistant and Associate Dean in the College of Business Administration. In addition to her current board positions, Ms. Gardial has also served in leadership and volunteer positions for international business school associations, including the MBA Roundtable, the Graduate Management Admissions Council, and AACSB. She has additionally worked with a variety of companies, including Procter and Gamble and Frito-Lay on a project basis to conduct market and customer research. Ms. Gardial holds a BSBA. in Marketing and an M.B.A. from the University of Arkansas and a Ph.D. in Marketing from the University of Houston. Our Board believes Ms. Gardial is qualified to serve as a director due to her marketing industry experience and experience in the education field.

Jamie Candee was appointed to serve on our Board in July 2018. Ms. Candee currently serves as the President and Chief Executive Officer of Edmentum, a technological-based education company, which position she has held since 2017. Ms. Candee additionally currently serves as a director on Edmentum’s board of directors, which position she was appointed to in June 2017, and as a director on the board of directors of Project Success, which position she was appointed to in June 2016. Ms. Candee also serves as an advisor to both the Metro State University’s Graduate School of Management and Bethel University’s Department of Business and Economics. Ms. Candee previously served as the President and Chief Executive Officer of Questar from 2013 to 2017 and as the Chief Operating Officer of Edmentum from 2005 to 2013. In addition to her current board and advisory positions, Ms. Candee’s industry experience includes executive roles in education companies and leadership roles in sales, operations, product development and human resources. Ms. Candee holds a B.S. in Political Science from the University of Wisconsin and an MBA from Bethel University. Our Board believes Ms. Candee is qualified to serve as a director due to her industry experience and prior executive positions.

Richard J. Surratt has served on our Board since November 2017. Mr. Surratt has been a consulting advisor to a private investment firm since 2014, primarily working from within several portfolio companies on business model development and strategic alternatives. From 2013 to 2014, Mr. Surratt was an Engagement CFO Partner with Tatum LLC. Prior to 2013, Mr. Surratt was CFO of Independence Air from 1999 to 2005, CFO of Proquest Company from 2005 to 2006, CEO of Proquest Company from 2006 to 2009, and CFO of Arbitron Inc. from 2011 to 2012. Mr. Surratt also served on the Board of Cambium Learning Group from 2009 to 2013. Mr. Surratt’s industry experience includes senior executive roles in information, education, transportation, and technology companies. Prior to 1999, Mr. Surratt served in various executive finance positions at Mobil Oil Corporation including as Director, Major Transactions Group, and Corporate Treasurer, Latin America. Mr. Surratt holds a B.S. in Marine Engineering from the United States Merchant Marine Academy, an M.S. in Fluid Mechanics/Thermal Science from the George Washington University, and an MBA from the Stanford Graduate School of Business. Mr. Surratt received a CPA license (currently inactive) from the State of Maryland. Our Board believes Mr. Surratt is qualified to serve as a director due to his industry experience and prior executive finance positions and expert knowledge of finance and accounting matters.

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

OUR EXECUTIVE OFFICERS

The names of our executive officers, their ages as of December 1, 2018 and their positions with the Company are set forth below, followed by a brief biographical description of each of our executive officers.

Name	Age	Position
Richard A. Spires (1)	57	Chief Executive Officer
David W. Asai	62	Chief Financial Officer
Magnus Nylund	48	Chief Operating Officer and Chief Information Officer

(1)	For the biography of Mr. Spires, please see “Our Directors” above.

David W. Asai has been our Chief Financial Officer since April 2013. Mr. Asai previously served as our Interim Chief Financial Officer since September 2012 pursuant to an agreement between the Company and Randstad Professionals US, LP, doing business as Tatum, a large executive services firm (“Tatum”). Mr. Asai had served as a CFO Partner in the Mid Atlantic Practice of Tatum since October 2011. Mr. Asai has over 40 years of professional experience including directing all facets of finance and accounting management for public and private companies ranging in size from start-ups to $900 million in annual revenues. Prior to joining Tatum, Mr. Asai was an independent financial consultant providing services to Laureate Education, Inc. and Voyager Learning Company. Mr. Asai has served as Chief Financial Officer of ProQuest Company, Independence Air, and Spirit Airlines. Mr. Asai has a B.S. degree in Accountancy from the University of Illinois and has passed the CPA exam.

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

Based solely on a review of the reports furnished to us, or written representations provided to us from reporting persons, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in our common stock during the year ended September 28, 2018.

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

AUDIT COMMITTEE

The current members of our Audit Committee are Mr. Surratt (Chairman), Ms. Gardial and Ms. Candee. Our Board has determined that each member of our Audit Committee that served during fiscal 2018 was (i) “independent” as that term is defined in the rules of The Nasdaq Stock Market and the OTCQX Market and (ii) financially literate as required in our Audit Committee Charter and as required by the rules and regulations promulgated by the SEC and The Nasdaq Stock Market. Our Audit Committee has adopted a charter, which is posted on our website at http://www.learningtree.com/investor/corporate-governance.htm. Our Audit Committee met eight (8) times during fiscal 2018.

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

Item 11.          EXECUTIVE COMPENSATION

BOARD COMPENSATION ARRANGEMENTS FOR NON-EMPLOYEE DIRECTORS

Compensation for our non-employee directors is determined by our Board based on the recommendations of our Governance Committee. Although our executive officers may provide background data in connection with this process, they are generally not involved in the discussion of Board compensation. In fiscal 2018, our non-employee director compensation consisted of the following:

●	An annual retainer of $5,000 for the Chairpersons of our Compensation Committee and our Governance Committee and an annual retainer of $10,000 for the Chairperson of our Audit Committee;

●

A fee for each Board or committee meeting attended (i) in person of $2,000 and (ii) by telephone of $1,000; provided, however, only a single fee was paid for attendance at multiple committee or Board meetings that occurred on a single day; and

●	A monthly retainer for serving on the Board in the amount of $4,000 per month.

Although Mrs. Collins, who resigned from the Board on June 29, 2018, was a non-employee director, Mrs. Collins did not receive any compensation for her service as a director on the Board. In November 2018, the Board upon the recommendation of the Governance Committee, approved payment of the monthly retainer and meeting fees to all non-employee directors, regardless of independence status.

In addition to the aforementioned compensation arrangements, our non-employee directors were reimbursed for travel and out-of-pocket expenses incurred on our behalf.

Director Compensation Table

The following table summarizes the compensation of each person who served on our board of directors during fiscal 2018, other than Mr. Spires, whose compensation is included under the Summary Compensation Table below:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Kevin Gruneich (1)	$16,000	$0	$16,000
Richard J. Surratt (2)	$77,000	$0	$77,000
Sarah Gardial (3)	$13,000	$0	$13,000
Jamie Candee (4)	$13,000	$0	$13,000
David C. Collins (5)	$0	$18,250	$18,250
Mary C. Collins (6)	$0	$0	$0
Henri Hodara (7)	$68,000	$0	$68,000
John R. Phillips (8)	$68,000	$0	$68,000

________________________

(1)	Mr. Gruneich joined our Board in June 2018 and was elected non-executive Chairman of the Board.
(2)	Mr. Surratt joined our Board in November 2017 and is the Chairperson of the Audit Committee.
(3)	Ms. Gardial joined our Board in July 2018 and is the Chairperson of the Compensation Committee.
(4)	Ms. Candee joined our Board in July 2018 and is the Chairperson of the Governance Committee.

(5)

Dr. Collins resigned from our Board in June 2018. Dr. Collins was not compensated for his service as a member of the Board. Amounts disclosed under “All Other Compensation” reflect salary received pursuant to his employment agreement. See “Other Compensation Arrangements with Directors” below.

(6)	Mrs. Collins resigned from our Board in June 2018. Mrs. Collins was not compensated for her service as a member of the Board in accordance with Board policy.
(7)	Dr. Hodara resigned from our Board in August 2018. At the time of his resignation, Dr. Hodara was Chairman of our Compensation Committee.
(8)	Dr. Phillips resigned from our Board in August 2018. At the time of his resignation, Dr. Phillips was Chairman of our Governance Committee.

Other Compensation Arrangements with Directors

During all or part of fiscal 2018, we had two employee directors, Dr. Collins and Mr. Spires, and one non-employee director, Mrs. Collins, with compensation arrangements with us other than for service on our Board, who are not independent. On October 7, 2015, Mr. Spires was appointed as the new Chief Executive Officer of the Company following the resignation of Dr. Collins from that position. As a result of Mr. Spires’ appointment, he became an employee-director of the Company. The compensation terms for Mr. Spires service as Chief Executive Officer in fiscal 2018, are summarized under “Executive Compensation—Compensation Terms of the Chief Executive Officer.” Dr. Collins was compensated for his service as our Chief Executive Officer in fiscal 2016 until his resignation from his position as Chief Executive Officer on October 7, 2015. Dr. Collins continued as an employee of the Company thereafter. On February 18, 2016, the Company and Dr. Collins entered into an employment agreement that set forth the terms of his continued employment with the Company following his resignation as Chief Executive Officer. The terms of Dr. Collins’ employment initially provided for him to receive annual compensation of $250,000 for services he provides to the Company and that he was eligible to participate in employee health and other benefits to the same extent as other employees of Company. In August 2016, Dr. Collins voluntarily reduced his annual compensation from $250,000 to $25,000, which reduction became effective as of August 1, 2016. On January 25, 2017, the Company and Dr. Collins executed an amendment to his Employment Agreement, effective September 20, 2016, to reflect the reduction in his annual compensation that commenced in August 2016. Dr. Collins resigned from the Board in June 2018. Accordingly, Dr. Collins received a prorated base salary compensation of $18,250 in fiscal 2018. Dr. Collins did not receive any other retainers or other compensation for attending Board or committee meetings or serving on the Board. Although the Company employed Dr. Collins, the Company’s principal executive officer is its Chief Executive Officer.

In March 2013, we entered into a consultant agreement with Mrs. Collins pursuant to which Mrs. Collins provided certain administrative and human resources management services for us. Mrs. Collins resigned from the Board in June 2018. Mrs. Collins did not receive any compensation for consulting services provided during the 2018 fiscal year.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for fiscal 2018 and 2017, all compensation awarded to, earned by or paid for services received by our named executive officers (“Named Executive Officers”). The Named Executive Officers include (i) our Chief Executive Officer and (ii) our two most highly compensated executive officers, other than our Chief Executive Officer, as of the end of fiscal 2018 who received more than $100,000 in aggregate compensation during fiscal 2018.

Name and Principal Position	Year	Salary		Bonus	Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation(3)	Total
Richard A. Spires	2018	$500,000		$0	$6,646	$0	$4,770	$511,416
Chief Executive	2017	$450,000	(1)	$0	$0	$50,000	$4,770	$504,770
Officer

David Asai	2018	$303,750		$0	$13,292	$0	$5,270	$322,312
Chief Financial	2017	$303,750		$0	$0	$0	$4,770	$308,520
Officer

Magnus Nylund	2018	$306,475		$0	$13,292	$0	$4,770	$324,537
Chief Operating	2017	$306,475		$0	$0	$0	$21,004	$327,479
Officer and Chief Information Officer

(1)

For fiscal year 2017, Mr. Spires annual salary of $500,000 was temporarily reduced by $50,000 as a result of Mr. Spires’ agreeing to voluntarily reduce his salary for three months pursuant to an amendment to his employment agreement dated April 18, 2017.

(2)

Represents the aggregate grant date fair value of stock options granted calculated in accordance with FASB ASC 718. Assumptions used in the calculation of this amount are included in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 28, 2018.

(3)

Amounts reflect matching contributions to each named executive officer under our 401(k) plan and for Mr. Asai, includes a 5-year anniversary bonus of $500 in 2018, and for Mr. Nylund, includes the payment of a 25-year anniversary bonus of $16,234 in 2017.

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

Employment Agreements with Named Executive Officers

We have employment agreements with each of Richard Spires, David Asai, and Magnus Nylund that provide for “at-will” employment that may be terminated at any time, with or without cause, by either the executive or us. The employment agreements establish initial base salaries and other elements of compensation and provide for certain restrictive covenants pursuant to which each executive has agreed to various non-competition and non-solicitation restrictions during his employment and for a period of time following the termination of his employment. On June 29, 2018, the Company amended the employment agreements of Messrs. Spires, Nyland and Asai, dated October 7, 2015 (as amended), July 27, 2016 and April 8, 2013, respectively, by entering into a Supplement to Employment Agreement with each executive officer of the Company (the “Supplemental Agreements”). Pursuant to the Supplemental Agreements:

●

Messrs. Spires, Nylund and Asai were granted incentive stock options under the Learning Tree International, Inc. 2018 Equity Incentive Plan (“Incentive Plan”) to purchase shares of Common Stock (“Options”) with 10% vesting on the date of grant and 30% vesting on the one-year, two-year and three-year anniversaries. Mr. Spires was granted 25,000 Options and Messrs. Nylund and Asai were each granted 50,000 Options. Contingent on continued employment, the Supplemental Agreements provide for each of Messrs. Spires, Nylund and Asai to receive additional options to purchase Common Stock (25,000 for Mr. Spires and 50,000 for Messrs. Nylund and Asai) on the first and second anniversary of the Supplemental Agreements. If a merger, sale of all or substantially all of the assets of the Company, or a change in control occurs then the unvested portion of outstanding Options will vest on the date immediately prior to such transaction. Pursuant to the Supplemental Agreements, if an executive’s employment is terminated for any other reason, all unvested Options will be forfeited.

●

The Supplemental Agreements, provide that in the event of either termination without cause or termination by the employee with Good Reason (as defined in the Supplemental Agreements), each of Messrs. Spires, Nylund and Asai would be entitled to severance equal to: (i) six months of his base salary, (ii) a continuation of health insurance coverage for six months following the date of termination, and (iii) the pro rata portion of the employee’s incentive compensation.

●

The Supplemental Agreements for Messrs. Spires and Asai also contain non-competition covenants that apply while these executives are employed by the Company and for two years following their termination. The Supplemental Agreement with Mr. Nylund expanded his existing one-year non-competition covenant to (i) apply for a two-year period post-employment and (ii) to provide for a geographic limitation on his ability to compete with the Company of 50 miles from any location where the Company is actively engaged. The Supplemental Agreements additionally expanded the scope of the two-year non-solicitation covenant under each of Messrs. Spires, Nylund and Asai’s employment agreement to increase the restriction upon soliciting Company employees or contractors to apply to any Company employee or contractor who was employed by the Company 12 months prior to such executive’s termination of employment, instead of the prior six-month period.

●

The Supplemental Agreements did not change the annual base salaries of Messrs. Spires, Nylund and Asai, however they did formalize each executive officer’s incentive compensation for fiscal 2018. The Supplemental Agreements all provide for a fiscal 2018 target goal of $1,000,000 in consolidated operating income of the Company (“Target Goal”).

Compensation Terms of the Chief Executive Officer

On October 7, 2015, we entered into an employment agreement with Mr. Spires pursuant to which the Company agreed to pay Mr. Spires a base salary of $500,000 per annum. The employment agreement provides that Mr. Spires’ employment with the Company is at-will and can be terminated at any time with or without cause. Mr. Spires was entitled to receive incentive-based bonuses for the Company’s financial performance in the Company’s 2017 fiscal year (“FY2017”) comprised of a bonus of up to $200,000, with a minimum of $50,000 guaranteed, and an additional bonus of $50,000 for each financial target that is achieved by the Company above the Company’s established budget for FY2017. Mr. Spires was also eligible to receive a substantially similar incentive-based bonus for the 2018 fiscal year (“FY2018”) based on Company financial performance for FY2018, however, none of the incentive-based bonus in FY2018 was guaranteed.

As part of his original employment agreement, Mr. Spires also received grants of 600,000 stock options, of which 300,000 were granted under our 2007 Equity Incentive Plan (“2007 Plan”), with the remaining 300,000 stock options being non-qualified stock options granted pursuant to separate stock option grant agreements. The stock options vest in equal annual installments (or 150,000 shares annually) over four (4) years beginning on the first anniversary of the date of grant. The stock options granted are subject to accelerated vesting or are otherwise required to be assumed and continue under their existing terms in the event of a change of control of the Company or in the event that the Company is otherwise taken private by merger, stock purchase, asset purchase or other acquisition transaction.

On April 18, 2017, Mr. Spires, agreed to an amendment to his employment agreement, whereby Mr. Spires voluntarily reduced his monthly compensation for the three-month period from April 1, 2017 to June 30, 2017 to be at a rate of annual compensation of $300,000 per year, instead of $500,000 per year. Accordingly, Mr. Spires annual compensation in fiscal 2017 was reduced from $500,000 to $450,000. Pursuant to the amendment, after the initial three-month period, Mr. Spires could elect in his discretion to continue the reduced annual compensation for one or more future monthly periods with notice and approval of the Board. In fiscal year 2017, no additional voluntary reductions occurred.

On June 29, 2018 Mr. Spires agreed to a supplemental agreement to his employment agreement as described above.

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

Involuntary Termination. In addition to the amounts set forth above under “—All Terminations,” our employment agreements with Messrs. Spires, Nylund, and Asai provides that in the event of either termination without cause or termination by the employee with Good Reason (as defined in the Supplemental Agreements), each of Messrs. Spires, Nylund and Asai would be entitled to severance equal to: (i) six months of his base salary, (ii) a continuation of health insurance coverage for six months following the date of termination, and (iii) the pro rata portion of the employee’s incentive compensation.

Death. In accordance with our standard nondiscriminatory employee term life insurance provisions, the following amounts would be paid to the beneficiaries of the Named Executive Officers if the executive would have died on September 28, 2018: $500,000 for Mr. Spires $304,000 for Mr. Asai; and $307,000 for Mr. Nylund. The foregoing amounts would be doubled in the case of accidental death.

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

Equity Incentive Plan

On April 17, 2018, our stockholders approved the Learning Tree International, Inc. 2018 Equity Incentive Plan (“2018 Plan”) pursuant to which we were authorized to issue incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and non-qualified stock options, to Named Executive Officers (as well as other employees and directors). The 2018 Plan authorizes the issuance of up to 600,000 shares and expires on April 17, 2023. The existing award of 300,000 stock options granted to Mr. Spires under the 2007 Plan will however continue to be governed by the terms of the 2007 Plan.

The 2018 Plan is administered by our Compensation Committee with Board approval required for any award. Each award under the 2018 Plan is to be evidenced by a written agreement in a form approved by our Compensation Committee. Our Compensation Committee may accelerate the time at which any restrictions lapse and/or remove any restrictions.

Under our 2018 Plan, the exercise price of a stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our capital stock on the date of grant). The term of any incentive stock option granted may not exceed five years. Our Compensation Committee has the discretion, subject to board of director approval, to determine the vesting schedule and requirements for continuous service required for full exercisability of stock options and may provide for earlier vesting under specified circumstances. Upon exercise of any option granted under our 2018 Plan, the exercise price may be paid in cash, by the transfer of shares of unrestricted common stock owned for a period of time acceptable to the Compensation Committee and having a value at the time of exercise equal to the exercise price, by any other consideration the Compensation Committee may deem appropriate, or by a combination thereof. No stock options granted under our 2018 Plan are transferable by the optionee other than by will or by the laws of descent and distribution. Each option is exercisable, during the lifetime of the optionee, only by the optionee.

Defined Contribution Plans

We have adopted a defined contribution plan for the benefit of our United States employees who have met the eligibility requirements. The Learning Tree International 401(k) Plan (“401(k) Plan”) is a profit-sharing plan qualifying under Section 401(k) of the Code. Currently, the maximum amount of employee contributions remains subject only to statutory limitations. Effective October 1, 2009, we contribute at a rate of 30% of the amount, up to the first 6% of employee compensation, contributed by each employee. We contributed $183,000 and $177,000 to our 401(k) Plan for fiscal years 2018 and 2017, respectively. The contributions for fiscal years 2018 and 2017 were net of forfeitures totaling $26,000 and $49,000, respectively, which the Company used to offset its contributions liability.

We have also adopted or participate in company-sponsored or country-sponsored contribution plans for the benefit of our employees of all of our foreign subsidiaries. Contributions to these plans are subject to tenure and compensation level criteria, as well as certain limitations. For fiscal years 2018 and 2017 our cost for these plans was approximately $324,000 and $361,000, respectively.

Outstanding Equity Awards at Fiscal Year-end

The following table reflects outstanding vested and unvested stock options and unvested restricted stock units that have been awarded and are held by the Named Executive Officers as of September 28, 2018.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Richard Spires	50,000	50,000	$1.19	10/26/2025	—	—
	250,000	250,000	$1.25	10/07/2025	—	—
	2,500	22,500	$1.35	6/29/2023	—	—
David Asai	5,000	45,000	$1.35	6/29/2023	—	—
Magnus Nylund	5,000	45,000	$1.35	6/29/2023	—	—

Stock options totaling 600,000 were granted to Mr. Spires in fiscal 2016, of which 300,000 were granted under our 2007 Plan and 300,000 stock options were non-qualified stock options granted pursuant to separate stock option grant agreements. The stock options vest in four equal installments over a four-year period.

Messrs. Spires, Nylund and Asai were granted incentive stock options under the 2018 Equity Incentive Plan to purchase shares of Common Stock (“Options”) with 10% vesting on the date of grant and 30% vesting on the one-year, two-year and three-year anniversaries. Mr. Spires was granted 25,000 options and Messrs. Nylund and Asai were each granted 50,000 options. In fiscal year 2018, there were no exercises of stock options.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee, each of whom served during fiscal 2018 and were independent directors as that term is defined in the rules of The Nasdaq Stock Market and the OTCQX Market, are Mses. Gardial (Chairman) and Candee, and Mr. Surratt. Messrs. Hodara and Phillips served on the Compensation Committee until their resignations from the Board. During the 2018 fiscal year and as of the date of this Form 10-K filing, no member of our Compensation Committee is or was an officer or employee of ours or is related to any other member of our Compensation Committee, or any other member of our Board, or any of our executive officers, or had any other relationships requiring disclosure under SEC rules.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information that has been provided to us or is publicly available with respect to the beneficial ownership of shares of our common stock as of December 14, 2018 (except where indicated) for (i) each person or entity known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table in this Form 10-K and (iv) all of our directors and executive officers as a group. Percentage of common stock beneficially owned is based on 13,224,349 shares of common stock outstanding on December 14, 2018. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them. Pursuant to Item 403 of Regulation S-K, the number of shares listed for each individual reflects his or her beneficial ownership, as defined in SEC rules and regulations. As a result, in some cases, more than one beneficial owner has been listed for the same securities. In accordance with Instruction 5 of Item 403 of Regulation S-K, where more than one beneficial owner has been listed for the same securities, in computing the aggregate number of shares owned by directors and officers of the registrant as a group, those shares have been counted only once. See the footnotes below for specific share ownership details.

	Common Stock(1)
Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Executive Officers and Directors(2)
David Asai (3)	5,000	*
Richard J. Surratt	--	*
Kevin Gruneich (4)	10,675,047	65.80%
Sarah Gardial	--	*
Magnus Nylund (3)	17,688	*
Jamie Candee	--	*
Richard A. Spires (3)	452,500	3.31%
All directors and executive officers as a group (7 persons)	11,150,235	66.82%

Stockholders with 5% or more

Kevin Ross Gruneich Legacy Trust (5)	10,495,332	64.70%
Mill Road Capital II, L.P. (6)	673,504	5.09%
Neil S. Subin (7)	1,533,600	11.60%
Osmium Partners, LLC (8)	1,426,308	10.79%
Wynnefield Capital Management, LLC (9)	958,550	7.25%

___________________

*	Less than 1% ownership.
(1)

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or group has the right to acquire within 60 days after December 14, 2018. These shares are deemed to be outstanding for purposes of computing the percentage of outstanding shares held by each person or group on that date but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. There were 462,500 shares issuable upon vested options or options that vest within 60 days after December 14, 2018 and 3,000,000 shares issuable to the holder of our convertible debt.

(2)	The address of these individuals is Learning Tree International, Inc., 13650 Dulles Technology Drive, Suite 400, Herndon, VA 20171.
(3)	Mr. Spires’ beneficial ownership includes options to purchase 452,500 shares of common stock that are vested and currently exercisable. Each of Mr. Asai’s and Mr. Nylunds’s beneficial ownership includes options to purchase 5,000 shares of common stock that are vested and currently exercisable.
(4)

The shares listed for Mr. Gruneich include (i) 10,495,332 shares owned by The Kevin Ross Gruneich Legacy Trust (the “Trust”), for which Donna Gruneich, Mr. Gruneich’s spouse, serves as trustee, and includes 3,000,000 shares that the Trust has a right to acquire within 60 days of December 14, 2018 upon conversion of amounts loaned by the Trust to the Company under the Credit Agreement; (ii) 142, 815 shares held by the Kevin Ross Gruneich Revocable Trust, for which Mr. Gruneich’s spouse serves as trustee, (iii) and 36,900 shares are held by the Kevin & Donna Gruneich Foundation, for which Kevin Gruneich serves as President.

(5)

Based on a Schedule 13D/A filed with the SEC on October 3, 2018 by the Trust, Donna Gruneich and Kevin Gruneich. Each of Donna Gruneich, as sole trustee of the Trust, and Kevin Gruneich, as Mrs. Gruneich spouse, may be deemed to share voting and dispositive power over the shares held by the Trust.

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

(8)

Based on information from a Schedule 13G/A filed with the SEC on February 14, 2018 and a Form 4 (Statement of Changes of Beneficial Ownership of Securities) filed with the SEC on July 31, 2018. John H. Lewis who is the controlling member of Osmium Partners, LLC, which serves as the general partner of Osmium Capital, LP, and Osmium Capital II, LP, and Osmium Spartan, LP, have the shared voting and dispositive power with respect to all or portions of the 1,426,308 shares of common stock. The address of these entities and individuals is reported as 300 Drakes Landing Road, Suite 172, Greenbrae, CA 94904.

(9)

Based on a Schedule 13D/A filed with the SEC on May 26, 2017 by Wynnefield Partners Small Cap Value, L.P. I (“Wynnefield Partners I”), a Delaware limited partnership, Wynnefield Partners Small Cap Value, L.P. (“Wynnefield Partners”), a Delaware limited partnership, Wynnefield Small Cap Value Offshore Fund, Ltd. (“Wynnefield Offshore”), a Cayman Islands fund, Wynnefield Capital Management, LLC (“WCM”), a New York limited liability company, Wynnefield Capital. Inc. (“WCI”), a Delaware Corporation, Nelson Obus and Joshua Landes (collectively, the “Wynnefield Reporting Persons”), and Company stockholder records as of September 28, 2018, the Wynnefield Reporting Persons beneficially own in the aggregate 958,550 shares of Common Stock. Of this aggregate amount beneficially owned (i) Wynnefield Partners I is reported to have direct beneficial ownership and sole voting and dispositive power over 467,233 shares of common stock, (ii) Wynnefield Partners is reported to have direct beneficial ownership and the sole voting and dispositive power over 292,535 shares of common stock, and (iii) Wynnefield Offshore is reported to have direct beneficial ownership and the sole voting and dispositive power over 198,782 shares of common stock. Based on the Schedule 13D, the other Wynnefield Reporting Persons may be deemed to be indirect beneficial owners (as that term is defined under Rule 13d-3 under the Exchange Act) as described in the Schedule 13D. The address of these entities and individuals is reported as 450 Seventh Avenue, Suite 509, New York, New York 10123.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information as of September 28, 2018, the last day of the Company’s most recently completed fiscal year, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal year 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by security holders(1)	475,000	$1.33	475,000
Equity compensation plans not approved by security holders(2)	300,000	$1.23	--

_____________

(1) In December 2016, our 2007 Plan expired, and no additional shares are available for grant under the 2007 Plan. In April 2018, our Stockholders approved the 2018 Equity Incentive Plan. See “Executive Compensation—Compensation Terms of the Chief Executive Officer and “—Equity Incentive Plan” for additional information about these grants and the 2018 and 2007 Plans.

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

Transactions

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments” for a description of the Purchase Agreement entered into with the former Chairman of our board of directors and entities affiliated with him and the Credit Agreement pursuant to which we may borrow up to $5.0 million from the Trust, which is our principal stockholder and is affiliated with the current Chairman of our board of directors.

Director Independence

Our Board considered transactions and relationships between each director or any member of his or her immediate family and our Company and our subsidiaries and affiliates. Although our Company is quoted on the OTCQX U.S. Market and is no longer subject to the Nasdaq Stock Market rules, the Company has elected to continue to assess director “independence” and evaluate the service of its directors serving on its Board committees under the applicable Nasdaq Stock Market rules and regulations and the OTCQX Market rules. Accordingly, during fiscal 2018 our Board determined that directors Mses. Gardial and Candee, and Messrs. Surratt, Hodara, and Phillips, who served during all or part of the fiscal year, were “independent” under the rules and regulations promulgated by The Nasdaq Stock Market and the OTCQX Market.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For fiscal year 2018 our independent auditor, as approved by our Audit Committee, was BDO USA, LLP, an independent registered public accounting firm. The following table presents fees for professional services rendered by BDO USA, LLP for fiscal years 2018 and 2017:

	Fiscal Year 2018	Fiscal Year 2017
Audit Fees(1)	$699,500	$615,000
Audit-Related Fees	$0	$0
Tax Fees(2)	$150,000	$152,900
All Other Fees	$0	$0

_________

(1)

Audit fees are related to the audit of the Company’s annual financial statements for the fiscal years ended September 28, 2018 and September 29, 2017, and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and Form 10-K for those years.

(2)	Tax fees include fees principally incurred for assistance with the preparation of U.S. federal and state income tax returns and with other tax compliance matters.

Audit Committee Authorization of Audit and Non-Audit Services

Our Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent auditor engaged to conduct the annual audit of our consolidated financial statements. In addition, our Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditor and require our Audit Committee to be informed of each service provided by the independent auditor. Such policies and procedures do not permit our Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. Our Audit Committee pre-approved all of the fees for services provided by BDO USA, LLP during fiscal year 2017 and fiscal year 2018.

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

Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

3.2	Bylaws of Registrant, as amended through October 7, 2015	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 9, 2015.

4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

10.1	Employment Agreement between Registrant and Richard A. Spires, dated October 7, 2015 **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

10.2	Form of Award Agreement for 200,000 and 100,000 Non-Qualified Stock Options granted to Richard A. Spires on October 7, 2015 and October 26, 2015, respectively **	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

10.3	Employment Agreement between Registrant and Magnus Nylund, dated as of October 1, 2005 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2005.

10.4	Employment Agreement between Registrant and David Asai, dated as of April 8, 2013**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2013.

10.5	2007 Equity Incentive Plan **	Incorporated by reference from Registrant’s Definitive Proxy Statement Amendment #2 on Schedule 14A filed May 7, 2007.

10.6	Amendment of 2007 Equity Incentive Plan adopted December 30, 2009 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 4, 2010.

10.7	2007 Equity Incentive Plan Form of Stock Option Award Agreement **	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed January 9, 2008.

10.8	Facility Lease Agreement between Learning Tree International Inc. and T.E.C. Leaseholds Limited	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended December 30, 2005.

10.9	Amendment of Facility Lease Agreement between Learning Tree International Inc. and TEC Leaseholds Limited effective January 6, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 9, 2010.

10.10	First Amendment to Leasing Agreement by and between Registrant and PRIM 1801 Rockville Pike, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 1, 2007.

10.11	Lease Agreement (Deed of Lease) by and between Registrant and Carlyle-Lane-CFRI Venture II, LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 4, 2007.

10.12	Lease Agreement between Registrant and Reston Town Center Property LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 11, 2010

10.13	Lease Agreement between Learning Tree International Limited and Postel Properties Limited	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 7, 2011.

10.14	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the ground and basement floors of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.15	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the first floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.16	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for the second floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.17	Lease among Laxton Properties Limited, Learning Tree International Limited, and Registrant for part of the sixth floor of Euston House	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.18	Surrender of a leasehold property among Laxton Properties Limited, Learning Tree International Limited, and Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 16, 2012.

10.19

2nd Lease and Storage Lease Amending and Extension Agreement, dated as of February 12, 2014, countersigned and effective as of May 7, 2014, by and between 160 Elgin Leaseholds, Inc. and Learning Tree International Inc.

Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014.

10.20	Lease Agreement between Registrant and Vasakronan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014.

10.21	Deed of Lease for the sale of Registrant’s 1831 Michael Faraday Drive, Reston, Virginia property	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the period ended October 3, 2014.

10.22	Financing and Security Agreement between Learning Tree International, Inc. and Action Capital Corporation, dated January 12, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 13, 2017.

10.23	Employment Agreement between Registrant and Magnus Nylund to serve as Chief Operating Officer, dated as of January 26, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 27, 2017

10.24	First Amendment to Employment Agreement between Registrant and Richard Spires, Chief Executive Officer for the period April 1, 2017 to June 30, 2017, dated April 18, 2017 **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 18,2017

10.25	Assignment Agreement by Learning Tree Limited, with the Registrant acting as guarantor, to assign two of its lease agreements, dated August 15, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 18, 2017

10.26	Third Amendment to Deed of Lease between Learning Tree International USA, Inc. and Mach Arep Carlyle Center LLC, dated October 13, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 18, 2017

10.27	Third Amendment to Leasing Agreement between Learning Tree International USA, Inc. and Prim 1801 Rockville Pike, LLC, dated October 27, 2017	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 2, 2017

10.28	Form of Indemnification Agreement between Registrant and each director serving on the Registrant’s Board of Directors and each current executive officer **	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 8, 2017

10.29	Lease Amending Agreement Surrender Agreement between Learning Tree Canada and T.E.C, Leaseholds Limited	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 12, 2017.

10.30	Learning Tree International, Inc. 2018 Equity Incentive Plan **	Incorporated by reference to Annex A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 8, 2018.

10.31	Learning Tree International, Inc. Form of Incentive Stock Option Award Agreement **	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 23, 2018.

10.32	Learning Tree International, Inc. Form of Non-Qualified Stock Option Award Agreement **	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 23, 2018.

10.33

Securities Purchase Agreement dated as of June 29, 2018 by and among The David C. Collins 1997 Trust, The Mary C. Collins 1997 Trust, DCMA Holdings, L.P., The Adventures in Learning Foundation, The Collins Family Foundation, The Collins Family Trust, The Collins Charitable Remainder Unitrust No. 97-1, The Kevin Ross Gruneich Legacy Trust, and Learning Tree International, Inc., for a limited number of sections

Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

10.34	Line of Credit Agreement, dated as of June 29, 2018, by and between Learning Tree International, Inc. and The Kevin Ross Gruneich Legacy Trust	Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

10.35

Reimbursement Agreement, dated as of May 10, 2018, by and between Learning Tree International, Inc., Dr. David C. Collins and Mary C. Collins, as amended by the First Amendment to the Reimbursement Agreement, dated June 29, 2018

Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

10.36	Supplement to Employment Agreement, dated as of June 29, 2018, by and between Learning Tree International, Inc. and Richard Spires **	Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

10.37	Supplement to Employment Agreement, dated as of June 29, 2018, by and between Learning Tree International, Inc. and Magnus Nylund **	Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

10.38	Supplement to Employment Agreement, dated as of June 29, 2018, by and between Learning Tree International, Inc. and David Asai **	Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018.

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

21.1	Subsidiaries of the Registrant	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, Learning Tree International, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Herndon, Commonwealth of Virginia, on the 21st day of December 2018.

LEARNING TREE INTERNATIONAL, INC.

By:	/s/ RICHARD SPIRES
Name:	Richard Spires
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD SPIRES	Chief Executive Officer and Director	December 21, 2018
Richard Spires	(Principal Executive Officer)

/s/ MAGNUS NYLUND	Chief Operating Officer	December 21, 2018
Magnus Nylund

/s/ DAVID W. ASAI	Chief Financial Officer	December 21, 2018
David W. Asai	(Principal Financial Officer and Principal
Accounting Officer)

/s/ KEVIN GRUNEICH	Chairman of the Board	December 21, 2018
Kevin Gruneich

/s/ RICHARD J. SURRATT	Director	December 21, 2018
Richard J. Surratt

/s/ JAMIE CANDEE	Director	December 21, 2018
Jamie Candee

/s/ SARAH GARDIAL	Director	December 21, 2018
Sarah Gardial